Form 10-Q
period 2011-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2012-03-28
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number: 001-15204

Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)
_________________________

Ontario, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

45 St. Clair Avenue West, Suite 400 Toronto, Ontario M4V 1K9
(Address of principal executive offices and zip code)
1-416-848-1171
(Registrant's telephone number, including area code)
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of March 27, 2012 was 52,595,828.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $135,089 and $126,210, respectively)	$136,797	$127,863
Equity securities at fair value (cost of $92 and $92, respectively)	87	82
Investee at cost which approximates fair value	49,711	49,079
Other investments	487	490
Short-term investments at fair value (cost of $38,323 and $18,248, respectively)	38,324	18,249
Total investments	225,406	195,763
Cash and cash equivalents	99,246	140,567
Accrued investment income	1,950	1,957
Financed premiums, net of allowance for credit losses of $24 and $27, respectively	10,321	13,572
Accounts receivable, net of allowance for doubtful accounts of $4,707 and $4,760, respectively	48,058	46,395
Funds held in escrow	2,150	22,259
Due from reinsurers and other insurers	913	7,651
Deferred policy acquisition costs	13,068	13,952
Income taxes recoverable	16,841	17,991
Deferred income taxes	496	503
Property and equipment, net of accumulated depreciation of $29,467 and $28,743	13,522	13,961
Goodwill and intangible assets	42,449	42,467
Other assets	1,838	2,541
TOTAL ASSETS	$476,258	$519,579
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$153,463	$174,708
Unearned premiums	61,436	66,879
LROC preferred units	13,299	13,076
Senior unsecured debentures	39,695	37,177
Subordinated indebtedness	40,343	40,480
Notes payable	2,250	—
Accounts payable and accrued liabilities	36,718	42,386
TOTAL LIABILITIES	$347,204	$374,706
STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized; 52,345,828 and 52,095,828 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	$296,489	$296,139
Additional paid-in capital	15,197	15,440
Accumulated deficit	(198,874)	(181,070)
Accumulated other comprehensive income	16,765	14,407
Stockholders' equity attributable to stockholders of Kingsway	129,577	144,916
Noncontrolling interests in consolidated subsidiaries	(523)	(43)
TOTAL STOCKHOLDERS' EQUITY	129,054	144,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$476,258	$519,579
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Net premiums earned	$45,636	$61,081
Commission income	6,413	2,444
Net investment income	1,077	2,977
Net realized gains	1	301
Unrealized loss on fair value of debt	(2,605)	(77,110)
Miscellaneous loss	(973)	(2,468)
Total revenues:	49,549	(12,775)
Expenses:
Losses and loss adjustment expenses	40,027	53,207
Commissions and premiums taxes	7,371	12,880
General and administrative expenses	17,685	21,093
Restructuring costs	—	3,690
Interest expense	1,903	5,508
Amortization of other intangible assets	18	1,042
Total expenses	67,004	97,420
Loss before unusual item and income taxes	(17,455)	(110,195)
Gain on buy-back of debt	—	3,324
Loss from continuing operations before income taxes	(17,455)	(106,871)
Income tax benefit	(408)	(2,657)
Loss from continuing operations	$(17,047)	$(104,214)
Income from discontinued operations, net of taxes	—	6,887
Gain (loss) on disposal of discontinued operations, net of taxes (Note 5)	(1,293)	32,533
Net loss	$(18,340)	$(64,794)
Attributable to:
Common stockholders	(17,806)	(64,794)
Noncontrolling interests in consolidated subsidiaries	(534)	—
Total	$(18,340)	$(64,794)
Loss per share - continuing operations:
Basic and diluted:	$(0.33)	$(2.00)
Loss per share – net loss:
Basic and diluted:	$(0.35)	$(1.24)
Weighted average shares outstanding (in ‘000s):
Basic and diluted:	52,156	52,062
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Comprehensive income
Net loss	$(18,340)	$(64,794)
Other comprehensive income (loss), net of taxes:
Change in unrealized gains (losses) on available-for securities:
Unrealized gains arising during the year, net of tax (1)	83	3,220
Recognition of realized gains to net loss, net of tax (2)	(31)	(5,105)
Unrealized gains on translating financial statements of self-sustaining foreign operations	2,560	15,780
Recognition of currency translation gain on disposal of subsidiary	—	(34,075)
Loss on cash flow hedge	(200)	(461)
Other comprehensive income (loss)	2,412	(20,641)
Comprehensive loss	$(15,928)	$(85,435)
Attributable to:
Shareholders of Kingsway	(15,448)	(85,435)
Noncontrolling interests	(480)	—
Total	(15,928)	(85,435)
(1) Net of income tax (benefit) of ($26) for the three months ended March 31, 2011 and $1,378 for the three months ended March 31, 2010.
(2) Net of income tax (benefit) of $16 for the three months ended March 31, 2011 and ($2,370) for the three months ended March 31, 2010.
See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities:
Net loss	$(18,340)	$(64,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,293	(39,420)
Depreciation and amortization	691	2,097
Net realized gains	(1)	(301)
Deferred income taxes, net	7	(2,141)
Amortization of bond premiums and discounts	181	2,267
Changes in operating assets and liabilities:
Accounts receivable,net	(1,664)	(7,100)
Due from reinsurers and other insurers	6,738	(1,315)
Deferred policy acquisition costs	884	2,245
Unpaid loss and loss adjustment expense	(21,245)	(21,099)
Unearned premiums	(5,443)	(933)
Other, net	16,400	(29,184)
Net cash used in operating activities	(20,499)	(159,678)
Investing activities:
Proceeds from sale and maturities of investments	21,275	85,116
Purchase of investments	(50,075)	(33,219)
Financed premiums receivable, net	3,251	(2,639)
Net proceeds from sale of discontinued operations	—	252,661
Net purchases of property and equipment and other intangible assets	(234)	(1,407)
Net cash provided by (used in) investing activities	(25,783)	300,512
Financing activities:
Share capital	350	800
Contributed surplus	(243)	(1,344)
Subordinated indebtedness and loans payable	2,113	23,620
LROC preferred units	223	—
Senior unsecured indebtedness	2,518	(18,627)
Net cash provided by financing activities	4,961	4,449
Net increase (decrease) in cash and cash equivalents	(41,321)	145,283
Cash and cash equivalents at beginning of period	140,567	58,726
Cash and cash equivalents at end of period	$99,246	$204,009
See accompanying notes to unaudited condensed consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway"), incorporated under the Business Corporations Act (Ontario) on September 19, 1989, is a financial services holding company which, through its subsidiaries, focuses on non-standard automobile insurance in the United States of America. The Company's primary businesses are the insuring of automobile risks for drivers who do not meet the criteria for coverage by standard automobile insurers.

NOTE 2 BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles (“Canadian GAAP”). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended March 31, 2011 in accordance with IFRS.

Effective July 1, 2011, the Company ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company is required to prepare and file its consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, whereas our Annual Reports were previously filed on Form 40-F. While we do not believe this change will impact the value of the Company, shareholders will now have to adapt to filings made pursuant to the Exchange Act. As required by Ontario Securities Commission National Instrument 51-102 Continuous Disclosure Obligations, the Company must restate its interim financial reports previously filed under IFRS in accordance with U.S. GAAP.

The accompanying interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 40-F ("2010 Annual Report") for the year ended December 31, 2010 prepared in accordance with Canadian GAAP. There are no differences in recognition, measurement, and disclosure between U.S. GAAP and Canadian GAAP applicable to the Company, except for the measurement of the Company's interest-bearing debt. Interest-bearing debt includes Linked Return of Capital ("LROC") preferred units, senior unsecured debentures, and subordinated indebtedness reported in the Company's condensed consolidated balance sheets. Under Canadian GAAP, the Company's interest-bearing debt was measured at amortized cost. Under IFRS, the Company elected to measure its interest-bearing debt at fair value. Under U.S. GAAP, the Company is continuing to measure its interest-bearing debt at fair value under its preexisting IFRS accounting policy.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.

The preparation of consolidated financial statements defined in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting estimates and assumptions in the accompanying interim condensed consolidated financial statements include the provision for unpaid loss and loss adjustment expense, valuation of fixed maturities and equity securities, deferred tax asset valuation, provision for uncollectible insurance receivables, intangible asset valuation, deferred policy acquisition costs, goodwill recoverability, and fair value assumptions for debt obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

The fair values of the Company's investments in fixed maturities and equity securities, LROC preferred units, senior unsecured debentures, and subordinated indebtedness are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. The carrying amounts reported in the condensed consolidated balance sheets approximate fair value for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2010 Annual Report. The following significant accounting policy is also applicable to the Company.

Noncontrolling interests
A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in equity where there is no change of control.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in ASU 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is in process of determining whether ASU 2010-26 will have a material effect on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides identical guidance with concurrently issued IFRS 13, Fair Value Measurements. Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements. It will require the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. Other than enhanced disclosure requirements, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Reclassifications from other comprehensive income must be presented in both the consolidated statement of operations and the consolidated statement of other comprehensive income. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption permitted. The standard amends Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Except for the option to perform the qualitative assessment, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 5 ACQUISITIONS AND DISCONTINUED OPERATIONS

(a)	Acquisitions

Assigned Risk Solutions Ltd. (formerly JBA Associates, Inc.):
Effective June 30, 2010, the Company made an investment in JBA Associates, Inc. (“JBA”) for approximately $16.3 million, following which the Company has a 100% interest in JBA. JBA is a managing general agency based in New Jersey that specializes in assigned risk automobile insurance. The acquisition allows the Company to benefit from its institutional knowledge of non-standard automobile and assigned risk business and expand in the agency market. Goodwill of $0.5 million was recognized related to the purchase. An intangible asset of $11.7 million was recognized related to retention of buyout customers and contract renewals. Subsequent to the acquisition, JBA was renamed Assigned Risk Solutions, Ltd.
Itasca Financial, LLC:
On January 4, 2010, the Company's subsidiary, Kingsway America Inc. ("KAI"), acquired certain assets of Itasca Financial, LLC, a property and casualty insurance industry advisory firm, owned and controlled by Mr. Larry Swets, a former director and current Chief Executive Officer and President of the Company. The consideration for the assets purchased is equal to $1.5 million cash and one million restricted common shares of the Company, payable in three annual installments. Goodwill of $2.5 million was recognized related to the purchase.

(b)	Discontinued Operations

American Service Insurance Company, Inc. (“American Service”), American Country Insurance Company (“American Country”), Southern United Fire Insurance Company (“Southern United”), and Jevco Insurance Company (“Jevco”), were disposed of in 2010 and have been classified as discontinued operations, and the results of their operations are reported separately in the condensed consolidated statements of operations for all periods presented.
Summarized financial information for discontinued operations is shown below.

Three Months ended March 31,
	2011	2010
Operations:
Revenue	$—	$105,962
Income from discontinued operations before taxes	—	11,966
Income tax expense	—	5,079
Income from discontinued operations before gain (loss) on disposal, net of taxes	$—	$6,887
Disposals:
Gain (loss) on disposal before income taxes	$(1,670)	$31,959
Income tax benefit	(377)	(574)
Gain (loss) on disposal, net of taxes	$(1,293)	$32,533
Income (loss) from discontinued operations, net of taxes	$(1,293)	$39,420

American Country, American Service, and Southern United:
During 2010, Southern United was merged into American Service.
On December 31, 2010, the previously announced going-public transaction involving the Company's subsidiaries American Country and American Service by way of a reverse takeover of JJR VI Acquisition Corp. (“J6”) was completed. Upon completion of the transaction, J6 was renamed Atlas Financial Holdings Inc. (“Atlas”) and American Country and American Service became wholly-owned subsidiaries of Atlas. Total consideration to the Company as a result of the transaction was approximately $57.0 million, consisting of cash of $7.9 million, preferred shares of Atlas of $18.0 million, and common shares of Atlas of $31.1 million. As part of the transaction, a quota share agreement was put in place for 90% of up to $10.0 million of adverse claims development in excess of $1.0 million, based on the carried reserves of Atlas at September 30, 2010. The maximum obligation to the Company is $9.0 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

As a result of disposal, the Company recognized an after tax gain of $0.6 million in the first quarter of 2011. The Company's revenues from discontinued operations relating to Atlas companies were nil and $21.1 million for the first quarters of 2011 and 2010, respectively. In total, the Company reported income from discontinued operations of $0.6 million for the first quarter of 2011 and a loss of $1.3 million for the first quarter of 2010.
Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to C$20.0 million decrease in the purchase price relating to specific future adverse claims development to be determined at the end of 2012. On March 31, 2011 the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording pre-tax loss of $2.3 million.
As a result of the disposal of Jevco, the Company realized an after-tax loss of $1.9 million in the first quarter of 2011 and an after-tax gain of $32.5 million in the first quarter of 2010. Included in this gain is a $34.1 million foreign currency exchange gain previously recorded in accumulated other comprehensive income and now recognized as a result of the disposal of Jevco in 2010. The Company's revenues from discontinued operations relating to Jevco were nil and $84.9 million for the first quarters of 2011 and 2010, respectively. In total, the Company reported a loss from discontinued operations of $1.9 million for the first quarter of 2011 and income of $43.6 million for the first quarter of 2010.

(c)	Other

Hamilton Risk Management Company:
On March 30, 2011, KAI sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. An independent third party holds a Class A partnership interest in Acadia representing a 60% economic interest. KAI will act as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. Subsequent to March 31, 2011, HRM Acquisition Corp. merged into Hamilton.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's fixed maturities, equity securities, and short-term investments at March 31, 2011 and December 31, 2010 are summarized in the tables shown below:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$22,656	$1,011	$4	$23,663
Canadian government	3,259	2	40	3,221
States municipalities and political subdivisions	22,773	59	233	22,599
Mortgage-backed	51,616	542	114	52,044
Asset-backed	1,200	34	—	1,234
Corporate	33,585	640	189	34,036
Total Fixed maturities	$135,089	$2,288	$580	$136,797
Preferred stock	92	—	5	87
Other investments	487	—	—	487
Short-term investments	38,323	2	1	38,324
Total investments	$173,991	$2,290	$586	$175,695

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,201	$1,138	$3	$24,336
Canadian government	2,882	17	21	2,878
States municipalities and political subdivisions	22,780	12	561	22,231
Mortgage-backed	41,550	594	83	42,061
Asset-backed	1,553	46	—	1,599
Corporate	34,244	695	181	34,758
Total Fixed maturities	$126,210	$2,502	$849	$127,863
Preferred stock	92	—	10	82
Other investments	490	—	—	490
Short-term investments	18,248	1	—	18,249
Total investments	$145,040	$2,503	$859	$146,684

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

The table below summarizes the Company's fixed maturities at March 31, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$25,986	$26,123
Due after one year through five years	77,139	77,838
Due after five years through ten years	27,772	28,380
Due after ten years	4,192	4,456
Total	$135,089	$136,797

Gross realized gains and losses on fixed maturities, equity securities, and short-term investments for the three months ended March 31 were as follows:

	March 31, 2011
	2011	2010
Gross gains	1	351
Gross losses	—	(50)
Total	1	301

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities, equity securities, and short-term investments in an unrealized loss position as at March 31, 2011 and December 31, 2010. The tables segregate the holdings based on the period of time the securities have been continuously held in an unrealized loss position.

March 31, 2011
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$1,601	$(4)	$—	$—	$1,601	$(4)
	Canadian government	—	—	3,048	(40)	3,048	(40)
	States municipalities and political subdivisions	13,203	(233)	—	—	13,203	(233)
	Mortgage-backed	17,882	(114)	—	—	17,882	(114)
	Asset-backed	—	—	—	—	—	—
	Corporate	2,996	(28)	161	(161)	3,157	(189)
Total fixed maturities		$35,682	$(379)	$3,209	$(201)	$38,891	$(580)
Preferred stock		—	—	87	(5)	87	(5)
Short-term investments		15,991	(1)	—	—	15,991	(1)
Total		$51,673	$(380)	$3,296	$(206)	$54,969	$(586)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

December 31, 2010
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$1,604	$(3)	$—	$—	$1,604	$(3)
	Canadian government	—	—	866	(21)	866	(21)
	States municipalities and political subdivisions	21,883	(561)	—	—	21,883	(561)
	Mortgage-backed	11,911	(83)	—	—	11,911	(83)
	Asset-backed	—	—	—	—	—	—
	Corporate	3,491	(181)	—	—	3,491	(181)
Total fixed maturities		$38,889	$(828)	$866	$(21)	$39,755	$(849)
Preferred stock		—	—	82	(10)	82	(10)
Total		$38,889	$(828)	$948	$(31)	$39,837	$(859)

Management performs a quarterly analysis of the Company’s investment holdings to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

•	Identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

•	Obtaining a valuation analysis from third-party investment managers regarding the intrinsic value of these holdings based on their knowledge, experience and other market based valuation techniques;

•	Reviewing the trading range of certain securities over the preceding calendar period;

•	Assessing if declines in market value are other-than-temporary for debt security holdings based on their investment grade credit ratings from third party security rating agencies;

•	Assessing if declines in market value are other-than-temporary for any debt security holding with non-investment grade credit rating based on the continuity of its debt service record;

•	Determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed;

•	Assessing the Company’s ability and intent to hold these securities at least until the investment impairment is recovered.

The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other than-temporary include, but may not be limited to, the following:

•	The opinion of professional investment managers could be incorrect;

•	The past trading patterns of individual securities may not reflect future valuation trends;

•	The credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company’s financial situation; and

•	The debt service pattern of non-investment grade securities may not reflect future debt service capabilities and may not reflect a company’s unknown underlying financial problems.

As a result of the above analysis performed by management to determine declines in market value that are other-than-temporary, there were no write downs for other-than-temporary impairments for the quarters ended March 31, 2011 and March 31, 2010.

Management has reviewed currently available information regarding other securities with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are not other-than-temporary and are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell those securities, and it is not likely that it will be required to sell those securities before recovery of its amortized cost.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

Net investment income for the three months ended March 31, 2011 and March 31, 2010, respectively, is comprised as follows:

	March 31, 2011	March 31, 2010
Investment income
Interest from bonds	$870	$2,417
Interest from other	120	163
Dividends	227	499
Gross investment income	$1,217	$3,079
Investment expenses	(140)	(102)
Net investment income	$1,077	$2,977

As at March 31, 2011, fixed maturities and short-term investments with an estimated fair value of $28.7 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its insurance policies. At March 31, 2011, the amount of such pledged securities was $16.0 million.
The Company's investment in the preferred and restricted voting common stock of Atlas is accounted for under the equity method of accounting on a three-month lag basis and is reported as "investee" in the Company's condensed consolidated balance sheets. The carrying value, fair value and approximate voting and equity percentages based on the most recent publicly available data at December 31, 2010, for the Company's investment in investee was:

December 31, 2010
Carrying amount	$49,079
Fair Value	$49,079
Approximate voting percentage	30%
Approximate equity percentage	75%

The carrying value of the Company's investment in investee approximates fair value due to the investee not being actively traded at December 31, 2010. Equity in net income (loss) of investee was nil for the year ended 2010.
Summarized financial information for Atlas at December 31, 2010 is presented below:

December 31, 2010
Total assets	$225,438
Total liabilities	$165,269
Total revenue	$59,973
Net loss	$(21,812)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 7 GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised as follows:

	March 31, 2011	December 31, 2010
Goodwill	$3,273	$3,273
Intangible assets subject to amortization
Agent relationships	55	73
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Goodwill and intangible assets	$42,449	$42,467

Effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and, therefore, are no longer being amortized.

NOTE 8 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the estimated provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, product mix or concentration, claims severity and claim frequency patterns.
Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes.
Consequently, the process of establishing the estimated provision for unpaid claims is complex as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made.
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Net balance - beginning of period	$166,734	$186,685
Incurred related to:
Current year	40,439	200,279
Prior years	(412)	14,402
Paid related to:
Current year	(11,162)	(122,956)
Prior years	(42,159)	(111,676)
Net balance - end of period	$153,440	$166,734
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	23	7,974
Balance - end of period	$153,463	$174,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 9 DEBT
Long-term debt consists of the following instruments:

	March 31, 2011		December 31, 2010
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$12,870	12,999	$12,547	12,233
7.5% Senior notes due 2014	26,966	26,696	26,966	24,944
LROC preferred units due 2015	20,273	13,299	19,764	13,076
Subordinated indebtedness	90,500	40,343	90,500	40,480
Total	$150,609	93,337	$149,777	90,733

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

Pursuant to debt buyback initiatives, the Company repurchased a substantial amount of its external debt during 2010. Details of the buybacks are disclosed in the 2010 Annual Report. No debt repurchases were made during the first quarter of 2011.
NOTE 10 INCOME TAXES

Income tax benefit varies from the amount that would result by applying the applicable Canadian income tax rate (28.25% for the period ending March 31, 2011 and 30.99% for the period ending March 31, 2010) to loss from continuing operations before income taxes. The following table summarizes the differences:

	March 31, 2011	March 31, 2010
Provision for taxes at Canadian statutory income tax rate	$(4,931)	$(33,119)
Valuation allowance	6,387	33,380
Foreign operations subject to different tax rates	(948)	(2,955)
Change in tax rates and other	(916)	37
Income tax benefit for continuing operations	$(408)	$(2,657)

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2011 and December 31, 2010. The Company's U.S. businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's U.S. operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2011 and December 31, 2010 U.S. operations net deferred tax asset. The $0.5 million deferred income tax asset at each of March 31, 2011 and December 31, 2010 is attributable to Canadian operations, and management believes that it is more likely than not that the asset will be realized.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

As of March 31, 2011, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax benefits.

The income taxes recoverable of $16.8 million and $18.0 million at March 31, 2011 and December 31, 2010, respectively, primarily relate to tax receivables of the Company's Canadian operations.

NOTE 11 NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,699,250 and 2,563,600 as of March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is a component of stockholders' equity on the condensed consolidated balance sheets.

The table below details the components of accumulated other comprehensive income, net of tax, at March 31, 2011 :

Balance at December 31, 2010	$14,407
Changes in net unrealized loss on investments	91
Reclassification adjustment for realized losses	(31)
Changes in unrealized gains on translating financial statements of self-sustaining, foreign operation	2,498
Loss on cash flow hedge	(200)
Balance at March 31, 2011	$16,765

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 13 SEGMENTED INFORMATION
The Company's primary businesses are the insuring of automobile risks for drivers who do not meet the criteria for coverage by standard automobile insurers. Previously, the Company managed these businesses in two reportable segments, the United States and Corporate. As a result of implementing its corporate restructuring plan and exiting non-core businesses, the Company now manages its business in the following three segments: Underwriting, Agency and Non-underwriting, and Corporate and Other. Results for the Company's operating segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements.
Segment revenues for the three months ended March 31, 2011 and 2010 were:

	Three months ended March 31:
	2011	2010
Revenues:
Underwriting:
Net premiums earned	$45,636	$61,081
Commission income	—	—
Net investment income	1,029	2,565
Total Underwriting	46,665	63,646
Agency and Non-underwriting:
Net premiums earned	—	—
Commission income	6,413	2,444
Net investment income	13	—
Total Agency and Non-underwriting	6,426	2,444
Corporate and Other:
Net premiums earned	—	—
Commission income	—	—
Net investment income	35	412
Total Corporate and Other	35	412
Total segment revenues	53,126	66,502
Net realized gains	1	301
Unrealized loss on fair value of debt	(2,605)	(77,110)
Miscellaneous loss	(973)	(2,468)
Total revenues	$49,549	$(12,775)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

Segment net loss for the three months ended March 31, 2011 and 2010 was:

	Three months ended March 31:
	2011	2010
Segment operating income (loss)
Underwriting	$(9,741)	$(16,850)
Agency and Non-underwriting	1,026	(1,599)
Corporate and Other	(4,319)	(8,896)
Total segment operating loss	(13,034)	(27,345)
Net investment income	1,077	2,977
Net realized gains	1	301
Unrealized loss on fair value of debt	(2,605)	(77,110)
Miscellaneous loss	(973)	(2,468)
Interest expense	(1,903)	(5,508)
Amortization of other intangible assets	(18)	(1,042)
Gain on buy back of debt	—	3,324
Loss from continuing operations before income taxes	$(17,455)	$(106,871)
Income tax benefit	(408)	(2,657)
Loss from continuing operations	$(17,047)	$(104,214)

Net premiums earned by line of business for the three months ended March 31, 2011 and 2010 were:

	Three months ended March 31:
	2011	2010
Underwriting segment:
Personal lines:
Non-standard automobile	$42,919	$55,478
Property (including liability)	4	6
Total personal lines	$42,923	$55,484
Commercial automobile	2,713	5,597
Total net premiums earned	$45,636	$61,081

.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 14 FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted price of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels, and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed maturities and equity securities as available-for-sale and reports these investments at fair value. The Company's LROC preferred units, senior unsecured debentures, and subordinated indebtedness are measured and reported at fair value.
Fair values of short-term investments, fixed maturities, and equity securities are considered to approximate quoted market values based on the latest bid prices in active markets. Fair value of securities for which no active market exists are derived from quoted market prices of similar securities or other third party evidence.
The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), internal models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2011 and December 31, 2010 was as follows:

	Assets at Fair Value

March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$136,797	$—	$136,797
Equity securities	87	—	—	87
Other investments		487		487
Short-term investments	—	38,324	—	38,324
Total assets	$87	$175,608	$—	$175,695

Liabilities:
LROC preferred units	$13,299	$—	$—	$13,299
Senior unsecured debentures	—	39,695	—	39,695
Subordinated indebtedness	—	40,343	—	40,343
Total liabilities	$13,299	$80,038	$—	$93,337

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

	Assets at Fair Value

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$127,863	$—	$127,863
Equity securities	82	—	—	82
Other investments		490		490
Short-term investments	—	18,249	—	18,249
Total assets	$82	$146,602	$—	$146,684

Liabilities:
LROC preferred units	$13,076	$—	$—	$13,076
Senior unsecured debentures	—	37,177	—	37,177
Subordinated indebtedness	—	40,480	—	40,480
Total liabilities	$13,076	$77,657	$—	$90,733

NOTE 15 RELATED PARTY TRANSACTIONS

Related party transactions, including services provided to or received by the Company's subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed by the parties. Management believes that consideration paid for such services approximates fair value. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party transactions.
On January 4, 2010, the Company and its subsidiary KAI acquired certain assets of Itasca Financial, LLC, a property and casualty insurance industry advisory firm, owned and controlled by Mr. Swets, a former director and current Chief Executive Officer and President of the Company. The consideration for the assets purchased is equal to $1.5 million cash and one million restricted common shares of the Company. The value of the consideration paid was approximately $2.5 million at the time of close.
Subsequent to the transaction, certain employees of Itasca are now employees within the KAI group, including Mr. Swets, who was appointed Chief Executive Officer and President of Kingsway effective June 30, 2010.
In March 2010, the Company signed an agreement with American Physicians Assurance Corporation (“AP Assurance”) to provide investment management and investment accounting services to the Company, commencing April 1, 2010. Two of the members of the Company's Board of Directors sat on the board of AP Assurance in March 2010, making it a related party.
In the first quarter of 2010, in addition to a previously agreed retainer of C$0.2 million, the Board of Directors had decided to pay an additional $0.1 million to the Chairman of the Board. This additional payment was made subsequent to the quarter-end. The additional payments to the Chairman of the Board in 2010 were due to his increased workload with respect to various matters confronting the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2011

NOTE 16 COMMITMENTS AND CONTINGENCIES

In connection with its operations, the Company and its subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions.
In addition to the potential exposures outlined above, the Company is engaged in the following legal disputes:

a)
As discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. In April 2011, the Company entered into a definitive agreement to purchase a minority stake in a newly formed holding company that, subject to regulatory approval, will own a majority of Walshire. The transaction involves a change of control of Lincoln, which must be approved by the DOI.  In that connection, the DOI and Kingsway have been discussing a settlement of their dispute whereby, if the change of control application is approved and the transaction subsequently closes, the litigation involving the DOI, Kingsway and the charities will be discontinued.

b)	The Company is the defendant in three separate breach of contract suits filed by three former employees.

NOTE 17 SUBSEQUENT EVENTS

During April of 2011, Kingsway 2007 General Partnership purchased and cancelled C$10.6 million par value of its senior unsecured debentures for C$10.1 million, which resulted in a realized gain of $0.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” that are subject to risks and uncertainties. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its 2010 Annual Report under the heading Risk Factors in the Management’s Discussion and Analysis section. The securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Adoption of U.S. Generally Accepted Accounting Principles
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and follow disclosures required per Regulation S-X Rule 10-01, Interim Financial Statements, provided by SEC Guidance.
The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended March 31, 2011 in accordance with IFRS. The transition date to IFRS was January 1, 2010 and accordingly all prior period results and balances in the March 31, 2011 interim consolidated financial statements and Management's Discussion and Analysis were restated from Canadian GAAP to comply with IFRS.
Effective July 1, 2011, the Company ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company is required to prepare and file its consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, whereas our Annual Reports were previously filed on Form 40-F. While we do not believe this change will impact the value of the Company, shareholders will now have to adapt to filings made pursuant to the Exchange Act. As required by Ontario Securities Commission National Instrument 51-102 Continuous Disclosure Obligations, the Company must restate the interim financial reports previously filed under IFRS in accordance with U.S. GAAP.
The Company is not required to refile its interim consolidated financial statements for 2011 with the SEC; however, the Company is required by Canadian Exchange Act rules to refile its quarterly reports for 2011 using Form 10-Q and financial statements prepared in accordance with U.S. GAAP.
The accounting policies set out in the interim condensed consolidated financial statements for the period ended March 31, 2011 have been consistently applied to all the periods presented. The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.
There was no significant impact of the transition to U.S. GAAP on the Company's internal controls, information technology systems and financial reporting expertise requirements. No financial covenants were impacted by the Company's conversion to U.S. GAAP.

Overview
Kingsway's primary continuing operations are the insuring of automobile risks in the United States for drivers who do not meet the criteria for coverage by standard automobile insurers. Kingsway conducts this business through its subsidiary companies, Mendota Insurance Company, Mendakota Insurance Company, KAI Advantage Auto, Inc., Assigned Risk Solutions and Kingsway Amigo Insurance Company (“Amigo”). For the three months ended March 31, 2011, non-standard automobile insurance accounted for 89.2% of gross premiums written in the Company's continuing operations. The Company also owns wholly owned reinsurance subsidiaries domiciled in Bermuda and Barbados.
Acquisitions
On January 4, 2010, the Company and its subsidiary, Kingsway America Inc. ("KAI"), acquired certain assets of Itasca Financial, LLC (“Itasca”), a property and casualty insurance industry advisory firm, owned and controlled by Mr. Larry Swets, a former director and current Chief Executive Officer and President of the Company. The consideration for the assets purchased is equal to $1.5 million cash and one million restricted common shares of the Company, payable in three annual installments (refer to Note 5, "Acquisitions and Discontinued Operations" to the condensed consolidated financial statements (unaudited) for additional details). Goodwill of $2.5 million was recognized related to the purchase.
Effective June 30, 2010, the Company made an investment in JBA Associates, Inc. (“JBA”) for approximately $16.3 million, following which the Company has a 100% interest in JBA. JBA is a managing general agency based in New Jersey that specializes in assigned risk automobile insurance. The acquisition allows the Company to benefit from its institutional knowledge of non-standard automobile and assigned risk business and expand in the agency market. Goodwill of $0.5 million was recognized related to the purchase. An intangible asset of $11.7 million was recognized related to retention of buyout customers and contract renewals. Subsequent to the acquisition, JBA was renamed Assigned Risk Solutions, Ltd (“ARS”).
Discontinued Operations
During 2010, the Company disposed of:

•	Jevco Insurance Company (“Jevco”);

•	American Country Insurance Company (“American Country”); and

•	American Service Insurance Company, Inc. (“American Service”).

Each of the operations above is considered to be discontinued operations and is recorded as such in the statement of operations under the item “Income (loss) from discontinued operations, net of taxes”. In this Management Discussion and Analysis, unless otherwise disclosed, only continuing operating activities of Kingsway are included.
Change in Ownership
On March 30, 2011, KAI sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Amigo, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. An independent third party holds a Class A partnership interest in Acadia representing a 60% economic interest. KAI will act as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton, therefore, Kingsway will continue to consolidate the financial statements of Hamilton. Subsequent to March 31, 2011, HRM Acquisition Corp. merged into Hamilton.
Competitive Factors

In order to stay competitive, Kingsway competes on a number of factors such as distribution strength, pricing and agency relationships, service, and market reputation. In our core non-standard automobile lines in the United States, our primary offerings are policies at the minimum prescribed limits in each state, typically not greater than $50,000 per occurrence.

At the same time, we compete with numerous smaller insurance companies in regional markets. The fragmented nature of the non-standard automobile markets in the United States means that many of our competitors are small companies with limited capital resources which have traditionally relied upon the support of reinsurers to supplement their capital. Like us, many of our competitors primarily serve the independent agency market. On the other hand, direct underwriters typically operate in standard lines of personal automobile and property insurance where they have certain competitive advantages over agency underwriters. These advantages include increased name recognition obtained through extensive media advertising, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, reduced policy acquisition costs and increased customer retention.

From time to time, the niche non-standard market attracts competition from new entrants. In many cases, these entrants are looking for growth, and, as a result, price their insurance below the rates that we believe provide an acceptable premium for the related risk. We firmly believe that it is not in our best interest to compete solely on price. As a result we occasionally experience a loss of market share during periods of intense price competition or “soft” market conditions.

Our underwriting philosophy stresses receiving an adequate premium and spread of risks for the business we accept. Rather than attempt to select individual risks, we seek to set premium rates at levels that should generate profitable underwriting. We regularly monitor premium adequacy both by territory and class of business and make adjustments as required. Typically, we do not reduce our pricing when competitors offer to underwrite certain classes of business at premium rates that we believe are below acceptable levels. Instead, we focus on maintaining our premium per risk rather than write a large number of risks at premiums that we believe would be inadequate and thus unprofitable. As a result, our premium volumes may be impacted.

As a normal part of operations, we regularly consider and implement initiatives to address adverse profitability trends in our business. These initiatives vary by jurisdiction but may include tightening of underwriting requirements, price increases, termination of underperforming programs, reduction in agent commissions, policy non-renewals (where permitted) and other administrative changes. In most U.S. jurisdictions, premium rates must be approved by the applicable regulatory authority. Once approved, an insurance company is prohibited from altering rates without regulatory approval for changes. In the United States, we market and distribute our products through a network of independent agents. We maintain an “open market” approach which enables these agents to place business with us with no minimum commitments and provides us with a broad, flexible and scalable distribution network. We believe that this approach is unique compared with the approach of many of the nonstandard automobile insurance companies.

Our strategy focuses on developing and maintaining strong relationships with our independent agents. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our agents generally have the authority to bind policies on our behalf, providing specified insurance coverages within our prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. We do not delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.

Non-U.S. GAAP Financial Measures
The Company uses both U.S. GAAP and certain non-U.S. GAAP financial measures to assess performance. Securities regulators require that companies caution readers about non-U.S. GAAP financial measures that do not have a standardized meaning under U.S. GAAP and are unlikely to be comparable to similar measures used by other companies. Kingsway, like many insurance companies, analyzes performance based on underwriting ratios such as combined, expense and loss ratios. The loss ratio is derived by dividing the amount of net claims incurred by net premiums earned. The expense ratio is derived by dividing the sum of commissions and premium taxes and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss. We believe that consistently delivering an underwriting profit is a key measure of performance of the underwriting business of a property and casualty insurance company. Although there is not a property and casualty industry defined standard that is consistently applied in calculating these ratios, the Company has historically included costs such as corporate office expenses and excluded premium finance revenues whereas other public companies have done otherwise in the calculation of their expense and combined ratios. Readers are therefore cautioned when comparing the Company's combined ratios to those of other public companies as they may not have been calculated on a comparable basis.

Summary of Results

The following information throughout the Management's Discussion & Analysis ("MD&A") presents the financial results as continuing operations unless otherwise specifically stated as discontinued operations.
The following table presents the Company's sources of net loss and combined ratios for the three months ended March 31, 2011 and 2010:

	Three months ended March 31:
(in millions of dollars except per share values)	2011	2010	Change
Gross premiums written	$42.4	$64.8	(34.6)%
Operating loss - Underwriting segment	(9.7)	(16.8)	(42.3)%
Operating loss - Agency and Non-underwriting and Corporate and Other segments	(3.3)	(7.3)	(54.8)%
Net investment income	1.1	3.0	(63.3)%
Net realized gains	—	0.3	(100.0)%
Unrealized loss on fair value of debt	(2.6)	(77.1)	(96.6)%
Miscellaneous loss	(1.0)	(2.5)	(60.0)%
Interest expense	1.9	5.5	(65.5)%
Amortization of other intangible assets	—	1.0	(100.0)%
Gain on buy back of debt	—	3.3	(100.0)%
Income tax benefit	(0.4)	(2.7)	(85.2)%
Loss from continuing operations	(17.0)	(104.2)	(83.7)%
Net loss	(18.3)	(64.8)	(71.8)%
Diluted loss per share - continuing operations	(0.33)	(2.00)	(83.5)%
Diluted loss per share - net loss	(0.35)	(1.24)	(71.8)%
Book value per share	2.47	2.78	(11.2)%
Combined ratio	142.6%	148.8%	(6.2)%

Premiums

	Three months ended March 31:
(in millions of dollars)	2011	2010	Change
Gross premiums written	$42.4	$64.8	(34.6)%
Net premiums written	$40.2	$62.4	(35.6)%
Net premiums earned	$45.6	$61.1	(25.4)%

The following table provides a breakdown of gross premiums written by line of business:

	Three months ended March 31:
(in millions of dollars)	2011		2010
Non-standard automobile	$37.8	89.2%	$59.6	92.0%
Property (including liability)	2.0	4.7%	1.9	2.9%
Total personal lines	$39.8	93.9%	$61.5	94.9%
Commercial automobile	2.6	6.1%	3.3	5.1%
Total gross premiums written	$42.4	100.0%	$64.8	100.0%

Gross premiums written decreased by 34.6% in the first quarter to $42.4 million from $64.8 million in the first quarter last year. The significant reduction in premium volume across all segments is a reflection of the Company's strategy of discontinuing certain lines of business and terminating unprofitable business.

The Company reported decreases in gross premiums written in the major lines of business. Non-standard automobile and commercial automobile decreased by 36.6% and 21.2% respectively in first quarter compared to the same period last year reflecting the Company's decision to terminate unprofitable business and exit certain lines of business. Non-standard automobile continues to be the Company's primary line of business, accounting for 89.2% of gross premiums written for the three months ended March 31, 2011 compared to 92.0% for the three months ended March 31, 2010.
Operating Results - Underwriting Segment

	Three months ended March 31:
(in millions of dollars)	2,011	2,010	Change
Operating loss	$(9.7)	$(16.9)	42.6%
Combined ratio	121.3%	127.6%	(6.3)%
Expense ratio	30.2%	38.8%	(8.6)%
Loss ratio	91.1%	88.8%	(2.3)%

The operating loss for the Underwriting segment was $9.7 million for the quarter compared to a loss of $16.9 million in the same quarter last year. The operating results for the quarter ended March 31, 2011 continue to be negatively affected, though to a lesser extent than during the prior year period, by the performance of lines of business and programs which the Company has previously terminated. Additionally, the results were negatively affected by the adverse operating environment in Florida. The Company continues to address its performance issues through rate and policy form actions; exit from certain states; reductions in new business writings and general shrinkage in its net premium written.
Investment Income

	Three months ended March 31:
(in millions of dollars)	2011	2010	Change

Investment income	$1.1	$3.0	(63.3)%

For the three months ended March 31, 2011, investment income, excluding net realized gains, was $1.1 million compared to $3.0 million for the same quarter of 2010, a 63.3% decrease. The decrease in investment income was primarily a result of decline in interest income on the fixed income securities portfolio due to lower yields as well as the smaller size of the portfolio as a result of reduction in premiums written.
Net Realized Gains
The table below presents a summary of the net realized gains for the three months ended March 31, with comparative figures:

	Three months ended March 31:
(in millions of dollars)	2011	2010	Change
Fixed maturities	$—	$0.3	(100.0)%

For the three months ended March 31, 2011, sales from the securities portfolio were nil compared to net realized gains of $0.3 million for the three months ended March 31, 2010.
Unrealized Loss on Fair Value of Debt
The unrealized loss on fair value of debt amounted to $2.6 million for the quarter, primarily due to increase in debt fair value as it nears maturity. Under IFRS, the Company elected to measure its interest-bearing debt at fair value. Under U.S. GAAP, the Company measures its interest-bearing debt at fair value under the preexisting IFRS accounting policy.

Development on Unpaid Loss and Loss Adjustment Expenses

	Three months ended March 31:
(in millions of dollars)	2011	2010
Favourable (unfavourable) change in estimated unpaid loss and loss adjustment expenses for prior accident years (Note 1):	$0.4	$(5.1)
As a % of net premiums earned (Note 2):	(0.9)%	8.4%
As a % of unpaid loss and loss adjustment expenses (Note 3):	(0.3)%	1.4%

Note 1 - Increase (decrease) in estimates for unpaid loss and loss adjustment expenses from prior accident years reflected in current financial year results
Note 2 - Increase (decrease) in current financial year reported combined ratio
Note 3 - Increase (decrease) compared to estimated unpaid loss and loss adjustment expenses at the end of the preceding fiscal year
The Company experienced estimated net favourable unpaid loss and loss adjustment expenses development of $0.4 million for the quarter resulting in a decrease of 0.9% to the combined ratio for the quarter compared with estimated net unfavourable unpaid loss and loss adjustment expenses development of $5.1 million in the same quarter last year. The favourable development in the quarter was primarily generated by the non-standard automobile line of business.
During 2010, the Company moved responsibility for evaluating and setting reserves to an internal process, with the objective of increasing consistency and accountability relating to variability of reserves. Reserves were evaluated on a quarterly basis by the Company's actuaries, with the results then shared with Management, which was responsible for the final setting of reserves.
In the year-end full actuarial review process, a loss and loss adjustment expense reserve analysis is completed for each insurance subsidiary. Unpaid claims reserves, allocated loss adjustment expense reserves and unallocated loss adjustment expense reserves are separately analyzed by segment, line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs. Many of these methods are designed to properly address changes in claims settlement rate, changes in case reserve adequacy and other operational changes. These methods include Paid Loss Development, Incurred Loss Development, Paid Bornhuetter-Ferguson, Incurred Bornhuetter-Ferguson, Berquist-Sherman Paid Method, Berquist-Sherman Reported and frequency-severity method. Reasonability tests such as average outstanding reserves, ultimate loss trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of ultimate losses. Reserves are indicated by segment, line of business or coverage and are separated into case reserves, incurred but not reported ("IBNR") reserves and unallocated loss adjustment expense reserves.
Expenses
General and administrative expenses decreased 16.1% to $17.7 million in the first quarter of 2011 from $21.1 million for the same period last year. This decline in general and administrative expenses is primarily the result of the Company's cost saving initiatives and resizing of its operations. Commissions and premium taxes declined 42.6% to $7.4 million in the first quarter of 2011 from $12.9 million for the same period last year due to significantly reduced premium volumes.
Interest Expense
Interest expense in the first quarter of 2011 decreased to $1.9 million compared to $5.5 million for the first quarter of 2010 as a result of reduced outstanding debt due to debt buy-back activities.
Income Taxes
Income tax benefit on continuing operations for the first quarter was $0.4 million compared with $2.7 million for the same quarter last year. An increase of $6.4 million in the valuation allowance was recorded in income tax expense in the current quarter.
Loss from Continuing Operations and Loss Per Share - Continuing Operations
In the first quarter of 2011, the Company reported a loss from continuing operations of $17.0 million, compared to a loss from continuing operations of $104.2 million in the first quarter of last year. Diluted loss per share was $0.33 for the quarter, compared to diluted loss per share of $2.00 for the first quarter of 2010. As noted above, the current quarter's loss is primarily due to underwriting losses, unrealized loss on fair value of debt, and corporate expenses offset by investment income.

Income (Loss) from Discontinued Operations
In the first quarter of 2011, the Company reported income of nil from discontinued operations, compared to $6.9 million in the first quarter of 2010.
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments include up to C$20.0 million decrease in the purchase price relating to specific future adverse claims development to be determined at the end of 2012. On March 31, 2011 the Company settled the C$20.0 million contingent adjustments related to the Jevco transaction for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of $1.9 million in the first quarter of 2011 and after-tax gain of $32.5 million in the first quarter of 2010.
As a result of the disposal of American Country and American Service, the Company realized an after-tax gain of $0.6 million in the first quarter of 2011.
Net Loss and Loss Per Share - Net Loss
In the first quarter of 2011, the Company reported net loss of $18.3 million, compared to net loss of $64.8 million in the first quarter of last year. Diluted loss per share was $0.35 for the quarter compared to loss per share of $1.24 for the first quarter of 2010.

Balance Sheet
The table below shows a review of selected categories from the balance sheet reported in the financial statements as at March 31, 2011 compared to December 31, 2010.

	As at
(in millions of dollars except per share values)	March 31, 2011	December 31, 2010	Change
Assets
Fixed maturities, equity securities and short-term investments at fair value	$175.2	$146.2	19.8%
Investee at cost	49.7	49.1	1.2%
Cash and cash equivalents	99.2	140.6	(29.4)%
Accounts receivable, net	48.1	46.4	3.7%
Funds held in escrow	2.2	22.3	(90.1)%
Income taxes recoverable	16.8	18.0	(6.7)%
Deferred income taxes	0.5	0.5	—%
Property and equipment, net	13.5	14.0	(3.6)%
Goodwill and intangible assets	42.4	42.5	(0.2)%

Liabilities
Unpaid loss and loss adjustment expenses	153.5	174.7	(12.1)%
Unearned premiums	61.4	66.9	(8.2)%
LROC preferred units	13.3	13.1	1.5%
Senior unsecured debentures	39.7	37.2	6.7%
Subordinated indebtedness	40.3	40.5	(0.5)%

Shareholders' Equity
Book value per share	2.47	2.78	(11.2)%

Fixed maturities, equity securities and short-term investments:
The fair value of the securities portfolio increased 19.8% to $175.2 million, compared to $146.1 million as at December 31, 2010 primarily due to reinvestment of cash equivalents into short form investments.
The table below summarizes the credit exposure of the Company by rating as assigned by Standard & Poor's or Moody's Investor Services to its investments in fixed maturities and short-term investments, using the higher of these ratings for any security where there is a split rating:

	March 31, 2011		December 31, 2010
AAA/Aaa	$128.9	73.6%	$103.7	71.0%
AA/Aa	27.7	15.8%	27.4	18.8%
A/A	12.6	7.2%	13.1	9.0%
BBB/Baa	0.7	0.4%	0.6	0.4%
CCC/Caa or lower, or not rated	5.3	3.0%	1.3	0.8%
Total	$175.2	100.0%	$146.1	100.0%

As at March 31, 2011, 96.6% of the fixed-income portfolio is rated 'A' or better. Changes in this distribution from period to period are primarily due to timing of investment maturities and reinvestment.
The table below summarizes the fair value by contractual maturity of the Company's fixed-maturities portfolio:

Maturity Profile:
Due in less than one year	19.1%
Due in one through five years	56.9%
Due after five through ten years	20.7%
Due after ten years	3.3%
Total	100.0%

There were net unrealized gains of $1.7 million on the total securities portfolio at March 31, 2011, which is included as a component of accumulated other comprehensive income, as compared to net unrealized gains of $1.6 million at December 31, 2010.
Investee:
The Company's investment in the preferred and common stock of Atlas Financial Holdings, Inc. (“Atlas”) is accounted for under the equity method of accounting and reported as “Investment in investee” in the consolidated balance sheets. See Note 6, "Investments" to the condensed consolidated financial statements (unaudited) for further details.
Cash:
The cash and cash equivalents balance decreased to $99.2 million as at March 31, 2011, as compared to $140.6 million as at December 31, 2010. The decrease in cash and cash equivalents is primarily due to short-term cash balances at December 31, 2010 being reinvested into fixed-income investments; paid claim activity; and holding company expenses.
Funds held in escrow:
Funds held in escrow are the remaining proceeds to be received from the 2009 disposal of HI Holdings, Inc. These funds were received in the second quarter of 2011.
Income taxes recoverable:
Income taxes recoverable decreased during the first quarter of 2011 primarily due to the receipt of income tax refunds that were generated from losses in the prior years.
Deferred income taxes:
Deferred income taxes have decreased during the first quarter of 2011 as a result of temporary differences relating to severance cost being reduced. The valuation allowance recorded in the balance sheet against the deferred tax asset increased by $3.8 million in the current quarter. This allowance has been established as a result of the continuing losses of the U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short term has led to the Company recording this additional allowance.

Unpaid loss and loss adjustment expenses:
The following table presents a summary of the provision for unpaid loss and loss adjustment expenses by line of business:

(in millions of dollars)	As at
Line of Business	March 31, 2011	December 31, 2010
Non-standard automobile	$121.9	$140.1
Commercial automobile	30.2	33.1
Other	1.4	1.5
Total	$153.5	$174.7

The provisions for unpaid loss and loss adjustment expenses decreased by 12.1% to $153.5 million at the end of the first quarter compared to $174.7 million at the end of 2010.

The provisions for unpaid loss and loss adjustment expenses include case reserves for individual claims of $103.5 million ($118.6 million at December 31, 2010) and a provision for IBNR claims which decreased 10.9% to $50.0 million ($56.1 million at December 31, 2010).
Unearned premiums:
Unearned premiums decreased (8.2)% since December 31, 2010 as a result of lower written premiums.
Book value per share:
Book value per share decreased by 11.2% to $2.47 at March 31, 2011 from $2.78 at December 31, 2010 as a result of $18.3 million of net loss in the period and the increase of $2.4 million in the “Accumulated other comprehensive income” component of shareholders' equity.

Recently Issued Accounting Standards
See Note 4, "Recently Issued Accounting Standards" to the condensed consolidated financial statements (unaudited) for discussion of certain accounting standards that the Company has not yet been required to adopt and may be applicable to the Company's future consolidated financial statements.

Liquidity and Capital Resources
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company's business have been met primarily by funds generated from operations, from the disposal of discontinued operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments, debt servicing, and other operating expenses. The timing and amount of catastrophe claims are inherently unpredictable and may create increased liquidity requirements. To meet these cash requirements, the Company has policies to limit and monitor its exposure to individual issuers or related groups and to ensure that assets and liabilities are broadly matched in terms of their duration and currency. The Company believes that it has the flexibility to obtain, from internal sources, the funds needed to fulfill the cash requirements during the current financial year and also to satisfy regulatory capital requirements.
The Company holds $137.2 million in cash and high-grade short-term assets, representing approximately 42.3% of invested assets. The majority of the other fixed-income securities are also liquid.
As a holding company, Kingsway derives cash from its subsidiaries generally in the form of dividends and management fees to meet its obligations, which primarily consist of interest payments on external debt as well as holding company operating expenses. The Company believes that it has the flexibility to obtain the funds needed to fulfill its cash requirements and also to satisfy regulatory capital requirements. The operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. In the event that dividends and management fees available to the Company are inadequate to service its obligations, the Company would need to raise capital, sell assets or restructure its debt obligations. The Company's insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio.
During the three months ended March 31, 2011, the cash used in operating activities was $20.5 million.

Certain debentures issued by the Company contain negative covenants in their trust indentures, placing limitations and restrictions over certain actions without the prior written consent of the indenture trustees. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt to total capital ratio or the senior debt to total capital ratio exceed 50% and 35%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The debentures also include covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to the debentures covered by the trust indentures if, after giving effect to such payments as described in the trust indentures, the total debt to total capital ratio exceeds 50%.
Throughout 2010 and the first quarter of 2011, the Company has continued to experience losses. The reduction in shareholders' equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As at March 31, 2011, the Company's total debt to capital and senior debt to capital ratios were 42.4% and 24.1%, respectively. These ratios have been calculated based on the financial statements prepared in accordance with U.S. GAAP under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its external debt. The debt was previously carried at amortized cost under Canadian GAAP.
The Company launched a debt buyback initiative in 2009, pursuant to which it has retired a substantial amount of its external debt. Details of the buybacks are contained in pages 20 to 21 of the 2010 Annual Report of the Company. These buybacks have resulted in improved debt ratios as well as decreased debt servicing cost.
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. As at March 31, 2011, all U.S. subsidiaries are estimated to be above the required RBC levels except Universal Casualty Company (”UCC”), which has entered into a voluntary runoff pursuant to a comprehensive plan filed with the Illinois Department of Insurance.
As at December 31, 2010, UCC's RBC was 160%, which was at the company action level. UCC has entered into a voluntary runoff and has prepared a comprehensive plan which it filed with the Illinois Department of Insurance in April 2011. The comprehensive plan outlines UCC's future plans, including the current and projected RBC level, and is subject to approval by the Illinois Department of Insurance. Achievement of the comprehensive plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company expects that UCC will take all necessary steps to comply with the provisions of the plan.
As discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. In April 2011, the Company entered into a definitive agreement to purchase a minority stake in a newly formed holding company that, subject to regulatory approval, will own a majority of Walshire. The transaction involves a change of control of Lincoln, which must be approved by the DOI.  In that connection, the DOI and Kingsway have been discussing a settlement of their dispute, whereby, if the change of control application is approved and the transaction subsequently closes, the litigation involving the DOI, Kingsway and the charities will be discontinued.

Critical Accounting Estimates and Assumptions
The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. The year-to-date results of the Company reflect management's judgments regarding the impact of prevailing global credit and equity market conditions. Given the uncertainty surrounding the continued volatility in these markets, and the general lack of liquidity in financial markets, the actual financial results could differ from those estimates.
In addition to the critical accounting estimates and assumptions described on page 26 of the 2010 Annual Report, the Company considers the determination of the fair value of its debt to be a critical accounting estimate.
Related Party Transactions
See Note 15, "Related Party Transactions" to the condensed consolidated financial statements (unaudited) for discussion of related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Kingsway Financial Services Inc. is a smaller reporting company and, therefore, is not required to furnish this information.

Item 4. Controls and Procedures

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 16, “Commitment and Contingencies,” to the condensed consolidated financial statements (unaudited) in Part I of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 20-F for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.1	Stock Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and Kingsway America Inc.

10.2	Senior Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to Kingsway America Inc.

10.3	Junior Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp to Kingsway America Inc.

10.4	Note Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and United Property and Casualty Insurance Company

10.5	Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to United Property and Casualty Insurance Company

10.6
Agreement of Limited Partnership dated March 30, 2011 between Acadia GP, LLC (in its capacity as a general partner of Acadia Acquisition Partners, L.P.) and limited partners (including United Property and casualty Insurance Company)

10.7	Intercreditor Agreement dated March 30, 2011 between HRM Acquisition Corp. and Kingsway America Inc.

10.8	Operating Agreement of Acadia GP, LLC dated March 16, 2011

10.9	Subscription and Investment Representation Agreement dated March 30, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date: March 27, 2012	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date: March 27, 2012	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer and principal accounting officer)

