Form 10-Q
period 2011-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2012-03-28
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $125,088 and $126,210, respectively)	$127,849	$127,863
Equity securities at fair value (cost of $1,212 and $92, respectively)	1,217	82
Investee at cost which approximates fair value	48,494	49,079
Other investments	487	490
Short-term investments at fair value (cost of $13,333 and $18,248, respectively)	13,334	18,249
Total investments	191,381	195,763
Cash and cash equivalents	101,705	140,567
Accrued investment income	1,909	1,957
Financed premiums, net of allowance for credit losses of $25 and $27, respectively	6,688	13,572
Accounts receivable, net of allowance for doubtful accounts of $3,637 and $4,760, respectively	46,205	46,395
Funds held in escrow	—	22,259
Due from reinsurers and other insurers	231	7,651
Deferred policy acquisition costs	10,389	13,952
Income taxes recoverable	13,166	17,991
Deferred income taxes	174	503
Property and equipment, net of accumulated depreciation of $26,761 and $28,743	13,537	13,961
Goodwill and intangible assets	42,168	42,467
Other assets	1,659	2,541
TOTAL ASSETS	$429,212	$519,579
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$143,096	$174,708
Unearned premiums	48,451	66,879
LROC preferred units	12,579	13,076
Senior unsecured debentures	27,916	37,177
Subordinated indebtedness	30,519	40,480
Notes payable	2,418	—
Accounts payable and accrued liabilities	38,333	42,386
TOTAL LIABILITIES	$303,312	$374,706
STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized; 52,345,828 and 52,095,828 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$296,489	$296,139
Additional paid-in capital	15,171	15,440
Accumulated deficit	(201,435)	(181,070)
Accumulated other comprehensive income	18,188	14,407
Stockholders' equity attributable to stockholders of Kingsway	128,413	144,916
Noncontrolling interests in consolidated subsidiaries	(2,513)	(43)
TOTAL STOCKHOLDERS' EQUITY	125,900	144,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$429,212	$519,579
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Net premiums earned	$42,575	$57,020	$88,211	$118,101
Commission income	5,904	1,854	12,317	4,298
Net investment income	1,152	2,865	2,229	5,842
Net realized (losses) gains	(3)	184	(2)	485
Unrealized gain (loss) on fair value of debt	11,237	(18,366)	8,632	(95,476)
Miscellaneous (loss) income	(1,073)	9,103	(2,046)	6,635
Total revenues:	59,792	52,660	109,341	39,885
Expenses:
Losses and loss adjustment expenses	$35,993	$43,743	$76,020	$96,950
Commissions and premiums taxes	6,908	8,011	14,279	20,891
General and administrative expenses	19,545	21,737	37,230	42,830
Restructuring costs	—	1,208	—	4,898
Interest expense	1,833	4,184	3,736	9,692
Amortization of other intangible assets	18	1,042	36	2,084
Total expenses	64,297	79,925	131,301	177,345
Loss before unusual item, equity in net loss of investee and income taxes	(4,505)	(27,265)	(21,960)	(137,460)
Gain (loss) on buy-back of debt	553	(304)	553	3,020
Equity in net loss of investee	(529)	—	(529)	—
Loss from continuing operations before income taxes	(4,481)	(27,569)	(21,936)	(134,440)
Income tax expense (benefit)	267	(301)	(141)	(2,958)
Loss from continuing operations	$(4,748)	$(27,268)	$(21,795)	$(131,482)
Loss from discontinued operations, net of taxes	—	(9,174)	—	(2,287)
Gain (loss) on disposal of discontinued operations, net of taxes (Note 5)	—	(2,179)	(1,293)	30,354
Net loss	$(4,748)	$(38,621)	$(23,088)	$(103,415)
Attributable to:
Common stockholders	(2,558)	(38,621)	(20,364)	(103,415)
Noncontrolling interests in consolidated subsidiaries	(2,190)	—	(2,724)	—
Total	$(4,748)	$(38,621)	$(23,088)	$(103,415)
Loss per share - continuing operations:
Basic and diluted:	$(0.09)	$(0.52)	$(0.42)	$(2.53)
Loss per share – net loss:
Basic and diluted:	$(0.09)	$(0.74)	$(0.44)	$(1.99)
Weighted average shares outstanding (in ‘000s):
Basic and diluted:	52,346	52,062	52,219	52,062
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Comprehensive income
Net loss	$(4,748)	$(38,621)	$(23,088)	$(103,415)
Other comprehensive income (loss), net of taxes:
Change in unrealized gains (losses) on available-for securities:
Unrealized gains arising during the year, net of tax (1)	1,056	13,488	1,163	11,766
Recognition of realized losses (gains) to net loss, net of tax (2)	7	(208)	(40)	(371)
Unrealized gain (loss) on translating financial statements of self-sustaining foreign operations	2,314	(11,068)	4,866	4,712
Equity in other comprehensive loss of investee	(688)	—	(688)	—
Recognition of currency translation gain on disposal of subsidiary	—	—	—	(34,075)
Loss on cash flow hedge	(1,067)	(1,984)	(1,267)	(2,445)
Other comprehensive income (loss)	1,622	228	4,034	(20,413)
Comprehensive loss	$(3,126)	$(38,393)	$(19,054)	$(123,828)
Attributable to:
Shareholders of Kingsway	(1,135)	(38,393)	(16,583)	(123,828)
Noncontrolling interests	(1,991)	—	(2,471)	—
Total	(3,126)	(38,393)	(19,054)	(123,828)
(1) Net of income tax (benefit) of nil for the three months ended June 30, 2011 ($26 year to date) and $159 for the three months ended June 30, 2010 ($3,639 year to date).
(2) Net of income tax (benefit) of nil for the three months ended June 30, 2011 ($16 year to date) and ($107) for the three months ended June 30, 2010 ($191 year to date).
See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities:
Net loss	$(23,088)	$(103,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,293	(28,067)
Equity in net loss of investee	529	—
Depreciation and amortization	1,192	4,573
Net realized gains	2	(485)
Deferred income taxes, net	584	(1,835)
Amortization of bond premiums and discounts	414	3,154
Changes in operating assets and liabilities:
Accounts receivable, net	189	(6,076)
Due from reinsurers and other insurers	7,420	4,938
Deferred policy acquisition costs	3,563	5,301
Unpaid loss and loss adjustment expense	(31,612)	(45,324)
Unearned premiums	(18,428)	(16,028)
Other, net	25,700	(17,653)
Net cash used in operating activities	(32,242)	(200,917)
Investing activities:
Proceeds from sale and maturities of investments	62,934	142,486
Purchase of investments	(58,749)	(34,819)
Financed premiums receivable, net	6,884	(3,272)
Acquisition, net of cash acquired	—	(13,752)
Net proceeds from sale of discontinued operations	—	253,533
Net purchases of property and equipment and other intangible assets	(469)	(13,669)
Net cash provided by investing activities	10,600	330,507
Financing activities:
Share capital	350	800
Contributed surplus	(269)	(2,322)
Subordinated indebtedness and loans payable	(7,543)	29,486
LROC preferred units	(497)	—
Senior unsecured indebtedness	(9,261)	(29,592)
Net cash (used in) provided by financing activities	(17,220)	(1,628)
Net increase (decrease) in cash and cash equivalents	(38,862)	127,962
Cash and cash equivalents at beginning of period	140,567	58,726
Cash and cash equivalents at end of period	$101,705	$186,688
See accompanying notes to unaudited condensed consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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

The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles (“Canadian GAAP”). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended June 30, 2011 in accordance with IFRS.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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
Summarized financial information for discontinued operations is shown below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operations:
Revenue	$—	$12,436	$—	$118,398
Income from discontinued operations before taxes	—	(9,174)	—	2,792
Income tax expense	—	—	—	5,079
Income from discontinued operations before gain (loss) on disposal, net of taxes	$—	$(9,174)	$—	$(2,287)
Disposals:
Gain (loss) on disposal before income taxes	$—	$(2,579)	$(1,670)	$29,380
Income tax benefit	—	(400)	(377)	(974)
Gain (loss) on disposal, net of taxes	$—	$(2,179)	$(1,293)	$30,354
Income (loss) from discontinued operations, net of taxes	$—	$(11,353)	$(1,293)	$28,067

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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
As a result of disposal, the Company recognized an after tax gain of nil in the second quarter of 2011 ($0.6 million year to date). The Company's revenues from discontinued operations relating to Atlas companies were nil and $12.4 million for the second quarters of 2011 and 2010 (nil and $33.5 million prior year to date), respectively. In total, the Company reported a loss from discontinued operations of nil and $9.1 million for the second quarters of 2011 and 2010 (income of $0.6 million and a loss of $10.4 million prior year to date), respectively.
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
As a result of the disposal of Jevco, the Company realized an after-tax loss of nil in the second quarter of 2011 ($1.9 million year to date) and an after-tax loss of $2.2 million in the second quarter of 2010 (after-tax gain of $30.4 million prior year to date). The Company's revenues from discontinued operations relating to Jevco were nil for the second quarters of 2011 and 2010 (nil and $84.9 million prior year to date), respectively. In total, the Company reported a loss from discontinued operations relating to Jevco of nil and $2.2 million for the second quarters of 2011 and 2010 ($1.9 million and income of $41.4 million prior year to date), respectively.

(c)	Other

Hamilton Risk Management Company:
On March 30, 2011, KAI sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. An independent third party holds a Class A partnership interest in Acadia representing a 60% economic interest. KAI will act as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's fixed maturities, equity securities, and short-term investments at June 30, 2011 and December 31, 2010 are summarized in the tables shown below:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$21,919	$1,166	$—	$23,085
Canadian government	3,273	1	23	3,251
States municipalities and political subdivisions	22,768	497	14	23,251
Mortgage-backed	38,361	571	13	38,919
Asset-backed	1,170	30	—	1,200
Corporate	37,597	752	206	38,143
Total Fixed maturities	$125,088	$3,017	$256	$127,849
Common stock	1,120	4	—	1,124
Preferred stock	92	1	—	93
Other investments	487	—	—	487
Short-term investments	13,333	2	1	13,334
Total investments	$140,120	$3,024	$257	$142,887

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,201	$1,138	$3	$24,336
Canadian government	2,882	17	21	2,878
States municipalities and political subdivisions	22,780	12	561	22,231
Mortgage-backed	41,550	594	83	42,061
Asset-backed	1,553	46	—	1,599
Corporate	34,244	695	181	34,758
Total Fixed maturities	$126,210	$2,502	$849	$127,863
Preferred stock	92	—	10	82
Other investments	490	—	—	490
Short-term investments	18,248	1	—	18,249
Total investments	$145,040	$2,503	$859	$146,684

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

The table below summarizes the Company's fixed maturities at June 30, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$36,626	$36,794
Due after one year through five years	71,953	73,995
Due after five years through ten years	12,526	12,783
Due after ten years	3,983	4,277
Total	$125,088	$127,849

Gross realized gains and losses on fixed maturities, equity securities, and short-term investments for the three and six months ended June 30, 2011 and June 30, 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross gains	3	234	4	585
Gross losses	(6)	(50)	(6)	(100)
Total	(3)	184	(2)	485

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities, equity securities, and short-term investments in an unrealized loss position as at June 30, 2011 and December 31, 2010. The tables segregate the holdings based on the period of time the securities have been continuously held in an unrealized loss position.

June 30, 2011
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$—	$—	$—	$—	$—	$—
	Canadian government	—	—	3,041	(23)	3,041	(23)
	States municipalities and political subdivisions	—	—	2,122	(14)	2,122	(14)
	Mortgage-backed	3,992	(9)	1,996	(4)	5,988	(13)
	Asset-backed	—	—	—	—	—	—
	Corporate	6,634	(23)	1	(183)	6,635	(206)
Total fixed maturities		$10,626	$(32)	$7,160	$(224)	$17,786	$(256)
Preferred stock		—	—	—	—	—	—
Short-term investments		1,999	(1)	—	—	1,999	(1)
Total		$12,625	$(33)	$7,160	$(224)	$19,785	$(257)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

December 31, 2010
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$1,604	$(3)	$—	$—	$1,604	$(3)
	Canadian government	—	—	866	(21)	866	(21)
	States municipalities and political subdivisions	21,883	(561)	—	—	21,883	(561)
	Mortgage-backed	11,911	(83)	—	—	11,911	(83)
	Asset-backed	—	—	—	—	—	—
	Corporate	3,491	(181)	—	—	3,491	(181)
Total fixed maturities		$38,889	$(828)	$866	$(21)	$39,755	$(849)
Preferred stock		—	—	82	(10)	82	(10)
Total		$38,889	$(828)	$948	$(31)	$39,837	$(859)

Management performs a quarterly analysis of the Company’s investment holdings to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

•	Identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

•	Obtaining a valuation analysis from third party investment managers regarding the intrinsic value of these holdings based on their knowledge, experience and other market based valuation techniques;

•	Reviewing the trading range of certain securities over the preceding calendar period;

•	Assessing if declines in market value are other-than-temporary for debt security holdings based on their investment grade credit ratings from third-party security rating agencies;

•	Assessing if declines in market value are other-than-temporary for any debt security holding with non-investment grade credit rating based on the continuity of its debt service record;

•	Determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed;

•	Assessing the Company’s ability and intent to hold these securities at least until the investment impairment is recovered.

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

As a result of the above analysis performed by management to determine declines in market value that are other-than-temporary, there were no write downs for other-than-temporary impairments for the quarters and years ended June 30, 2011 and June 30, 2010.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

Net investment income for the three and six months ended June 30, 2011 and June 30, 2010, respectively, is comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Investment income
Interest from bonds	$849	$2,926	$1,719	$5,343
Interest from other	133	117	253	280
Dividends	237	29	464	528
Gross investment income	$1,219	$3,072	$2,436	$6,151
Investment expenses	(67)	(207)	(207)	(309)
Net investment income	$1,152	$2,865	$2,229	$5,842

As at June 30, 2011, fixed maturities and short-term investments with an estimated fair value of $28.8 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its insurance policies. At June 30, 2011, the amount of such pledged securities was $17.6 million.
The Company's investment in the preferred and restricted voting common stock of Atlas is accounted for under the equity method of accounting on a three-month lag basis and is reported as "investee" in the Company's condensed consolidated balance sheets. The carrying value, fair value and approximate voting and equity percentages based on the most recent publicly available data at March 31, 2011 and December 31, 2010, for the Company's investment in investee was:

	March 31, 2011	December 31, 2010
Carrying amount	$48,494	$49,079
Fair Value	$44,482	$49,079
Approximate voting percentage	30%	30%
Approximate equity percentage	75%	75%

The fair value of the Company's investment in investee at March 31, 2011 is calculated based on the published closing price of Atlas at March 31, 2011. The fair value of the Company's investment in investee at December 31, 2010 approximates carrying value due to the investee not being actively traded at December 31, 2010.
Summarized financial information for Atlas at March 31, 2011 and December 31, 2010 is presented below:

	March 31, 2011	December 31, 2010
Total assets	$211,523	$225,438
Total liabilities	$152,931	$165,269
Total revenue	$10,010	$59,973
Net loss	$(705)	$(21,812)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

NOTE 7 GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised as follows:

	June 30, 2011	December 31, 2010
Goodwill	$3,010	$3,273
Intangible assets subject to amortization
Agent relationships	37	73
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Goodwill and intangible assets	$42,168	$42,467

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
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Net balance - beginning of period	$166,734	$186,685
Incurred related to:
Current year	74,319	200,279
Prior years	1,701	14,402
Paid related to:
Current year	(32,128)	(122,956)
Prior years	(67,551)	(111,676)
Net balance - end of period	$143,075	$166,734
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	21	7,974
Balance - end of period	$143,096	$174,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

NOTE 9 DEBT
Long term debt consists of the following instruments:

	June 30, 2011		December 31, 2010
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$1,903	1,894	$12,547	12,233
7.5% Senior notes due 2014	26,966	26,022	26,966	24,944
LROC preferred units due 2015	20,381	12,579	19,764	13,076
Subordinated indebtedness	90,500	30,519	90,500	40,480
Total	$139,750	71,014	$149,777	90,733

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At June 30, 2011, deferred interest payable of $1.6 million is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.  The cash interest due in 2016 is subject to changes in LIBOR over the deferral period.
Pursuant to the debt buyback initiatives, the Company has repurchased a substantial amount of its external debt. During the second quarter of 2011, Kingsway 2007 General Partnership purchased and cancelled $11.2 million par value of its senior unsecured debentures with a carrying value of $11.2 million for $10.6 million recording a gain of $0.6 million. During the second quarter of 2010, KAI and Kingsway 2007 General Partnership purchased and cancelled $10.8 million ($95.6 million prior year to date) par value of its senior unsecured debentures with a carrying value of $9.0 million ($82.0 million prior year to date) for $9.3 million ($79.0 million prior year to date) recording a loss of $0.3 million (gain of $3.0 million prior year to date).
NOTE 10 INCOME TAXES

Income tax expense (benefit) varies from the amount that would result by applying the applicable Canadian income tax rate (28.25% for the three and six month periods ending June 30, 2011 and 30.99% for the three and six months periods ending June 30, 2010) to loss from continuing operations before income taxes. The following table summarizes the differences:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Provision for taxes at Canadian statutory income tax rate	$(1,266)	$(8,544)	$(6,197)	$(41,663)
Valuation allowance	1,714	13,128	8,101	46,508
Foreign operations subject to different tax rates	(262)	(1,157)	(1,210)	(4,112)
Change in tax rates and other	81	(3,728)	(835)	(3,691)
Income tax expense (benefit) for continuing operations	$267	$(301)	$(141)	$(2,958)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2011 and December 31, 2010. The Company's U.S. businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's U.S. operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2011 and December 31, 2010 U.S. operations net deferred tax asset. The $0.2 million deferred income tax asset at June 30, 2011 is attributable to Canadian operations, and management believes that it is more likely than not that the asset will be realized.

As of June 30, 2011, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax benefits.

The income taxes recoverable of $13.2 million and $18.0 million at June 30, 2011 and December 31, 2010, respectively, primarily relate to tax receivables of the Company's Canadian operations.

NOTE 11 NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,614,000 and 2,123,600 as of June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is a component of stockholders' equity on the condensed consolidated balance sheets.

The table below details the components of accumulated other comprehensive income, net of tax, at June 30, 2011:

Balance at December 31, 2010	$14,407
Changes in net unrealized gain on investments	950
Reclassification adjustment for realized gains	(40)
Changes in unrealized gains on translating financial statements of self-sustaining, foreign operation	4,826
Equity in other comprehensive loss of investee	(688)
Loss on cash flow hedge	(1,267)
Balance at June 30, 2011	$18,188

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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
Segment revenues for the three and six months ended June 30, 2011 and 2010 were:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Underwriting:
Net premiums earned	$42,575	$57,020	$88,211	$118,101
Commission income	—	—	—	—
Net investment income	701	2,384	1,730	4,949
Total Underwriting	43,276	59,404	89,941	123,050
Agency and Non-underwriting:
Net premiums earned	—	—	—	—
Commission income	5,904	1,854	12,317	4,298
Net investment income	11	—	24	—
Total Agency and Non-underwriting	5,915	1,854	12,341	4,298
Corporate and Other:
Net premiums earned	—	—	—	—
Commission income	—	—	—	—
Net investment income	440	481	475	893
Total Corporate and Other	440	481	475	893
Total segment revenues	49,631	61,739	102,757	128,241
Net realized (losses) gains	(3)	184	(2)	485
Unrealized gain (loss) on fair value of debt	11,237	(18,366)	8,632	(95,476)
Miscellaneous (loss) income	(1,073)	9,103	(2,046)	6,635
Total revenues	$59,792	$52,660	$109,341	$39,885

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

Segment net loss for the three and six months ended June 30, 2011 and 2010 were:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment operating income (loss)
Underwriting	$(9,571)	$(6,007)	$(19,312)	$(22,856)
Agency and Non-underwriting	105	(1,051)	1,131	(2,650)
Corporate and Other	(4,501)	(8,767)	(8,820)	(17,664)
Total segment operating loss	(13,967)	(15,825)	(27,001)	(43,170)
Net investment income	1,152	2,865	2,229	5,842
Net realized (losses) gains	(3)	184	(2)	485
Unrealized gain (loss) on fair value of debt	11,237	(18,366)	8,632	(95,476)
Miscellaneous (loss) income	(1,073)	9,103	(2,046)	6,635
Interest expense	(1,833)	(4,184)	(3,736)	(9,692)
Amortization of other intangible assets	(18)	(1,042)	(36)	(2,084)
Gain (loss) on buy-back of debt	553	(304)	553	3,020
Equity in net loss of investee	(529)	—	(529)	—
Loss from continuing operations before income taxes	$(4,481)	$(27,569)	$(21,936)	$(134,440)
Income tax expense (benefit)	267	(301)	(141)	(2,958)
Loss from continuing operations	$(4,748)	$(27,268)	$(21,795)	$(131,482)

Net premiums earned by line of business for the three and six months ended June 30, 2011 and 2010 were:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Underwriting segment:
Personal lines:
Non-standard automobile	$39,866	$53,279	$82,785	$108,757
Property (including liability)	4	5	8	11
Total personal lines	$39,870	$53,284	$82,793	$108,768
Commercial automobile	2,705	3,736	5,418	9,333
Total net premiums earned	$42,575	$57,020	$88,211	$118,101

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), internal models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2011 and December 31, 2010 was as follows:

	Assets at Fair Value

June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$127,849	$—	$127,849
Equity securities	1,217	—	—	1,217
Other investments		487		487
Short-term investments	—	13,334		13,334
Total assets	$1,217	$141,670	$—	$142,887

Liabilities:
LROC preferred units	$12,579	$—	$—	$12,579
Senior unsecured debentures	—	27,916	—	27,916
Subordinated indebtedness	—	30,519	—	30,519
Total liabilities	$12,579	$58,435	$—	$71,014

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

	Assets at Fair Value

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$127,863	$—	$127,863
Equity securities	82	—	—	82
Other investments		490		490
Short-term investments	—	18,249	—	18,249
Total assets	$82	$146,602	$—	$146,684

Liabilities:
LROC preferred units	$13,076	$—	$—	$13,076
Senior unsecured debentures	—	37,177	—	37,177
Subordinated indebtedness	—	40,480	—	40,480
Total liabilities	$13,076	$77,657	$—	$90,733

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
In the first quarter of 2010, in addition to a previously agreed retainer of C$0.2 million, the Board of Directors had decided to pay an additional $0.1 million to the Chairman of the Board. This additional payment was made in the second quarter of 2010.
In the second quarter of 2010, the Board of Directors had decided to pay an additional $0.1 million to the Chairman of the Board. The Company paid half of this additional amount in the second quarter of 2010. The remaining payment was made in the third quarter of 2010.
The additional payments to the Chairman of the Board in 2010 were due to his increased workload with respect to various matters confronting the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2011

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
In addition to the potential exposures outlined above, the Company is engaged in the following legal disputes:

a)
As discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. In April 2011, the Company entered into a definitive agreement to purchase a minority stake in a newly formed holding company that, subject to regulatory approval, will own a majority of Walshire. In addition, the Company and DOI have been in settlement discussions to resolve the litigation in conjunction with the proposed Walshire transaction, whereby, upon approval and subsequent closing of this transaction, the appeal filed by DOI would be withdrawn and the litigation involving Kingsway, DOI and the charities would be discontinued.

b)	The Company is the defendant in a breach of contract suit filed by a former employee.

NOTE 17 SUBSEQUENT EVENTS

On August 2, 2011, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's non-compliance with a NYSE listing criterion requiring an average closing price of a security not be lower than $1.00 per share over a consecutive 30 trading-day period.  Kingsway has notified the NYSE of its intention to address this non-compliance.  The Company's common stock continues to be listed on the NYSE and trades as usual; however, the consolidated tape now includes a “.BC” indicator, which will be removed at such time as the Company is deemed compliant with the NYSE's continued listing standards.

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
The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended June 30, 2011 in accordance with IFRS. The transition date to IFRS was January 1, 2010 and accordingly all prior period results and balances in the June 30, 2011 interim consolidated financial statements and Management's Discussion and Analysis were restated from Canadian GAAP to comply with IFRS.
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
The accounting policies set out in the interim condensed consolidated financial statements for the period ended June 30, 2011 have been consistently applied to all the periods presented. The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.
There was no significant impact of the transition to U.S. GAAP on the Company's internal controls, information technology systems and financial reporting expertise requirements. No financial covenants were impacted by the Company's conversion to U.S. GAAP.

Overview
Kingsway's primary continuing operations are the insuring of automobile risks in the United States for drivers who do not meet the criteria for coverage by standard automobile insurers. Kingsway conducts this business through its subsidiary companies, Mendota Insurance Company, Mendakota Insurance Company, KAI Advantage Auto, Inc., Assigned Risk Solutions and Kingsway Amigo Insurance Company (“Amigo”). For the three and six months ended June 30, 2011, non-standard automobile insurance accounted for 85.3% and 87.5% of gross premiums written in the Company's continuing operations. The Company also owns wholly owned reinsurance subsidiaries domiciled in Bermuda and Barbados.

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

From time to time, the niche non-standard market attracts competition from new entrants. In many cases, these entrants are looking for growth, and, as a result, price their insurance below the rates that we believe provide an acceptable premium for the related risk. We firmly believe that it is not in our best interest to compete solely on price. As a result, we occasionally experience a loss of market share during periods of intense price competition or “soft” market conditions.

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
The following table presents the Company's sources of net loss and combined ratios for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,			Six months ended June 30,
(in millions of dollars except per share values)	2011	2010	Change	2011	2010	Change
Gross premiums written	$32.0	$50.2	(36.3)%	74.4	115.0	(35.3)%
Operating loss - Underwriting segment	(9.6)	(6.0)	60.0%	(19.3)	(22.9)	(15.7)%
Operating loss - Agency and Non-underwriting and Corporate and Other segments	(4.4)	(9.8)	(55.1)%	(7.7)	(20.3)	(62.1)%
Net investment income	1.2	2.9	(58.6)%	2.2	5.8	(62.1)%
Net realized (losses) gains	—	0.2	(100.0)%	—	0.5	(100.0)%
Unrealized gain (loss) on fair value of debt	11.2	(18.4)	(160.9)%	8.6	(95.5)	(109.0)%
Miscellaneous (loss) income	(1.1)	9.1	(112.1)%	(2.0)	6.6	(130.3)%
Interest expense	1.8	4.2	(57.1)%	3.7	9.7	(61.9)%
Amortization of other intangible assets	—	1.0	(100.0)%	—	2.1	(100.0)%
Gain (loss) on buy-back of debt	0.6	(0.3)	(300.0)%	0.6	3.0	(80.0)%
Income tax expense (benefit)	0.3	(0.3)	(200.0)%	(0.1)	(3.0)	(96.7)%
Loss from continuing operations	(4.7)	(27.3)	(82.8)%	(21.8)	(131.5)	(83.4)%
Net loss	(4.7)	(38.6)	(87.8)%	(23.1)	(103.4)	(77.7)%
Diluted loss per share - continuing operations	(0.09)	(0.52)	(82.7)%	(0.42)	(2.53)	(83.4)%
Diluted loss per share - net loss	(0.09)	(0.74)	(87.8)%	(0.44)	(1.99)	(77.9)%
Book value per share	2.41	2.78	(13.3)%	2.41	2.78	(13.3)%
Combined ratio	146.6%	131.0%	15.6%	144.6%	140.2%	4.4%

Premiums

	Three months ended June 30,			Six months ended June 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Gross premiums written	$32.0	50.2	(36.3)%	$74.4	115.0	(35.3)%
Net premiums written	$29.6	47.6	(37.8)%	$69.8	110.0	(36.5)%
Net premiums earned	$42.6	57.0	(25.3)%	$88.2	118.1	(25.3)%

The following table provides a breakdown of gross premiums written by line of business:

	Three months ended June 30,				Six months ended June 30,
(in millions of dollars)	2011		2010		2011		2010
Non-standard automobile	$27.3	85.3%	$46.0	91.6%	65.1	87.5%	105.6	91.8%
Property (including liability)	2.1	6.6%	2.0	4.0%	4.1	5.5%	3.9	3.4%
Total personal lines	$29.4	91.9%	$48.0	95.6%	69.2	93.0%	109.5	95.2%
Commercial automobile	2.6	8.1%	2.2	4.4%	5.2	7.0%	5.5	4.8%
Total gross premiums written	$32.0	100.0%	$50.2	100.0%	74.4	100.0%	115.0	100.0%

Gross premiums written decreased by 36.3% in the second quarter to $32.0 million (35.3% to $74.4 million year to date) from $50.2 million in the second quarter last year ($115.0 million prior year to date). The significant reduction in premium volume across all segments is a reflection of the Company's strategy of discontinuing certain lines of business and terminating unprofitable business.

The Company reported decreases in gross premiums written in the major lines of business. Non-standard automobile decreased by 40.7% (38.4% year to date) in the second quarter compared to the same period last year reflecting the Company's decision to terminate unprofitable business and exit certain lines of business. Non-standard automobile continues to be the Company's primary line of business, accounting for 85.3% of gross premiums written for the three months ended June 30, 2011 (87.5% year to date) compared to 91.6% for the three months ended June 30, 2010 (91.8% prior year to date).

Operating Results - Underwriting Segment

	Three months ended June 30,			Six months ended June 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Operating loss	$(9.6)	$(6.0)	60.0%	$(19.3)	$(22.9)	(15.7)%
Combined ratio	122.4%	110.6%	11.8%	121.9%	119.4%	2.5%
Expense ratio	35.5%	31.5%	4.0%	32.8%	35.3%	(2.5)%
Loss ratio	86.9%	79.1%	7.8%	89.1%	84.1%	5.0%

The operating loss for the Underwriting segment was $9.6 million for the quarter ($19.3 million year to date) compared to a loss of $6.0 million in the same quarter last year ($22.9 million prior to date). The operating results for the quarter ended June 30, 2011 continue to be negatively affected, though to a lesser extent than during the prior year period, by the performance of lines of business and programs which the Company has previously terminated. The Company continues to address its performance issues in its go-forward markets through rate and policy form actions; reductions in new business writings; claim department initiatives; and personnel changes.
Investment Income

	Three months ended June 30,			Six months ended June 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change

Net investment income	$1.2	$2.9	(58.6)%	2.2	5.8	(62.1)%

For the three months ended June 30, 2011, investment income, excluding net realized gains, was $1.2 million compared to $2.9 million for the same quarter of 2010, a 58.6% decrease (62.1% decrease to $2.2 million compared to $5.8 million million year to date). The decrease in investment income was primarily a result of decline in interest income on the fixed income securities portfolio due to lower yields as well as the smaller size of the portfolio as a result of reduction in premiums written.
Net Realized Gains
The table below presents a summary of the net realized gains for the three and six months ended June 30, with comparative figures:

	Three months ended June 30,			Six months ended June 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Fixed maturities	$—	$0.2	(100.0)%	—	0.5	(100.0)%

For the three months ended June 30, 2011, net realized gains on sales from the securities portfolio were nil compared to net realized gains of $0.2 million for the three months ended June 30, 2010 (nil compared to $0.5 million prior year to date).
Unrealized Gain (Loss) on Fair Value of Debt
The unrealized gain on fair value of debt amounted to $11.2 million for the quarter ($8.6 million year to date) compared to an unrealized loss of $18.4 million in the same quarter last year ($95.5 million prior year to date) primarily due to decline in fair value of subordinated indebtedness. Under IFRS, the Company elected to measure its interest-bearing debt at fair value. Under U.S. GAAP, the Company measures its interest-bearing debt at fair value under the preexisting IFRS accounting policy.

Development on Unpaid Loss and Loss Adjustment Expenses

	Three months ended June 30,		Six months ended June 30,
(in millions of dollars)	2011	2010	2011	2010
Favourable (unfavourable) change in estimated unpaid loss and loss adjustment expenses for prior accident years (Note 1):	$(2.1)	$(2.7)	$(1.7)	$(7.8)
As a % of net premiums earned (Note 2):	4.9%	4.7%	1.9%	6.6%
As a % of unpaid loss and loss adjustment expenses (Note 3):	1.2%	0.7%	1.0%	2.1%

Note 1 - Increase (decrease) in estimates for unpaid loss and loss adjustment expenses from prior accident years reflected in current financial year results
Note 2 - Increase (decrease) in current financial year reported combined ratio
Note 3 - Increase (decrease) compared to estimated unpaid loss and loss adjustment expenses at the end of the preceding fiscal year
The Company experienced estimated net unfavourable development on unpaid loss and loss adjustment expenses of $2.1 million for the quarter ($1.7 million year to date) resulting in an increase of 4.9% to the combined ratio for the quarter (1.9% year to date) compared with estimated net unfavourable development on unpaid loss and loss adjustment expenses of $2.7 million in the same quarter last year ($7.8 million prior year to date). The unfavourable development in the quarter was primarily generated by the non-standard automobile and commercial lines of business.
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
Expenses
General and administrative expenses decreased 10.1% (13.1% year to date) to $19.5 million in the second quarter of 2011 ($37.2 million year to date) from $21.7 million ($42.8 million year to date) for the same period last year. This decline in general and administrative expenses is primarily the result of the Company's cost saving initiatives and resizing of its operations. Commissions and premium taxes declined 13.8% to $6.9 million in the second quarter of 2011 from $8.0 million for the same period last year (decline of 31.6% year to date to $14.3 million from $20.9 million prior year to date) due to significantly reduced premium volumes.
Interest Expense
Interest expense on external debt decreased 57.1% to $1.8 million in the second quarter of 2011, as compared to $4.2 million reported for the same period last year (decrease of 61.9% year to date to $3.7 million from $9.7 million prior year to date) due to reduction in outstanding external debt of the Company as a result of debt buy-back activities.
Gain (Loss) on Buy-Back of Debt
During the second quarter of 2011, Kingsway 2007 General Partnership purchased and cancelled $11.2 million par value of its senior unsecured debentures with a carrying value of $11.2 million for $10.6 million recording a gain of $0.6 million. During the second quarter of 2010, KAI and Kingsway 2007 General Partnership purchased and cancelled $10.8 million ($95.6 million prior year to date) par value of its senior unsecured debentures with a carrying value of $9.0 million ($82.0 million prior year to date) for $9.3 million ($79.0 million prior year to date) recording a loss of $0.3 million (gain of $3.0 million prior year to date).

Income Taxes
Income tax expense on continuing operations for the second quarter was $0.3 million (benefit of $0.1 million year to date) compared with benefit of $0.3 million for the same quarter last year (benefit of $3.0 million prior year to date). An increase of $1.8 million in the valuation allowance was recorded in income tax expense in the current quarter.
Loss from Continuing Operations and Loss Per Share - Continuing Operations
In the second quarter of 2011, the Company reported a loss from continuing operations of $4.7 million ($21.8 million year to date), compared to a loss from continuing operations of $27.3 million in the second quarter of last year ($131.5 million prior year to date). Diluted loss per share was $0.09 for the quarter ($0.42 year to date), compared to diluted loss per share of $0.52 for the second quarter of 2010 ($2.53 prior year to date). As noted above, the current quarter's loss is primarily due to underwriting losses and corporate expenses offset by unrealized gain on fair value of debt and investment income.
Income (Loss) from Discontinued Operations
In the second quarter and year to date ended June 30, 2011, the Company reported no income from discontinued operations, compared to a loss of $9.2 million in the second quarter of 2010 ($2.3 million prior year to date).
As a result of the disposal of Jevco, the Company realized an after-tax loss of nil in the second quarter of 2011($1.9 million year to date) and after-tax loss of $2.2 million in the second quarter of 2010 (after-tax gain of $30.4 million prior year to date).
As a result of the disposal of American Country and American Service, the Company realized an after-tax gain of nil in the second quarter of 2011 ($0.6 million year to date).
Net Loss and Loss Per Share - Net Loss
In the second quarter of 2011, the Company reported net loss of $4.7 million ($23.1 million year to date), compared to net loss of $38.6 million in the second quarter of last year ($103.4 million prior year to date). Diluted loss per share was $0.09 for the quarter ($0.44 year to date) compared to loss per share of $0.74 for the second quarter of 2010 ($1.99 year to date).

Balance Sheet
The table below shows a review of selected categories from the balance sheet reported in the financial statements as at June 30, 2011 compared to December 31, 2010.

	As at
(in millions of dollars except per share values)	June 30, 2011	December 31, 2010	Change
Assets
Fixed maturities, equity securities and short-term investments at fair value	$142.4	$146.2	(2.6)%
Investee at cost	48.5	49.1	(1.2)%
Cash and cash equivalents	101.7	140.6	(27.7)%
Accounts receivable, net	46.2	46.4	(0.4)%
Funds held in escrow	—	22.3	(100.0)%
Income taxes recoverable	13.2	18.0	(26.7)%
Deferred income taxes	0.2	0.5	(60.0)%
Property and equipment, net	13.5	14.0	(3.6)%
Goodwill and intangible assets	42.2	42.5	(0.7)%

Liabilities
Unpaid loss and loss adjustment expenses	143.1	174.7	(18.1)%
Unearned premiums	48.5	66.9	(27.5)%
LROC preferred units	12.6	13.1	(3.8)%
Senior unsecured debentures	27.9	37.2	(25.0)%
Subordinated indebtedness	30.5	40.5	(24.7)%

Shareholders' Equity
Book value per share	2.41	2.78	(13.3)%

Fixed maturities, equity securities and short-term investments:
The fair value of the securities portfolio decreased 2.6% to $142.4 million, compared to $146.2 million as at December 31, 2010 primarily due to paid claim activity, which was partially mitigated by reinvestment of cash equivalents into short-term investments.
The table below summarizes the credit exposure of the Company by rating as assigned by Standard & Poor's or Moody's Investor Services to its investments in fixed maturities and short-term investments, using the higher of these ratings for any security where there is a split rating:

(in millions of dollars)	June 30, 2011		December 31, 2010
AAA/Aaa	$97.2	68.9%	$103.7	71.0%
AA/Aa	23.2	16.5%	27.4	18.8%
A/A	19.7	14.0%	13.1	9.0%
BBB/Baa	0.7	0.5%	0.6	0.4%
CCC/Caa or lower, or not rated	0.4	0.1%	1.3	0.8%
Total	$141.2	100.0%	$146.1	100.0%

As at June 30, 2011, 99.3% of the fixed-income portfolio is rated 'A' or better. Changes in this distribution from period to period are primarily due to timing of investment maturities and reinvestment.

The table below summarizes the fair value by contractual maturity of the Company's fixed-maturities portfolio:

Maturity Profile:
Due in less than one year	28.8%
Due in one through five years	57.9%
Due after five through ten years	10.0%
Due after ten years	3.3%
Total	100.0%

There were net unrealized gains of $2.8 million on the total securities portfolio at June 30, 2011, which is included as a component of accumulated other comprehensive income, as compared to net unrealized gains of $1.6 million at December 31, 2010.
Investee:
The Company's investment in the preferred and common stock of Atlas Financial Holdings, Inc. (“Atlas”) is accounted for under the equity method of accounting and reported as “investee” in the consolidated balance sheets. See Note 6, "Investments" to the condensed consolidated financial statements (unaudited) for further details.
Cash:
The cash and cash equivalents balance decreased to $101.7 million as at June 30, 2011, as compared to $140.6 million as at December 31, 2010. The decrease in cash and cash equivalents is primarily due to cash balances at December 31, 2010 being reinvested into short-term investments; repurchase of debt; paid claim activity; reduced premiums written; and holding company expenses.
Income taxes recoverable:
Income taxes recoverable decreased during the second quarter of 2011 primarily due to the receipt of income tax refunds that were generated from losses in the prior years.
Deferred income taxes:
Deferred income taxes have decreased during the second quarter of 2011 as a result of temporary differences relating to severance cost being reduced. The valuation allowance recorded in the balance sheet against the deferred tax asset increased by $1.8 million in the current quarter. This allowance has been established as a result of the continuing losses of the U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short term has led to the Company recording this additional allowance.
Unpaid loss and loss adjustment expenses:
The following table presents a summary of the provision for unpaid loss and loss adjustment expenses by line of business:

(in millions of dollars)	As at
Line of Business	June 30, 2011	December 31, 2010
Non-standard automobile	$113.4	$140.1
Commercial automobile	28.5	33.1
Other	1.2	1.5
Total	$143.1	$174.7

The provision for unpaid loss and loss adjustment expenses decreased by 18.1% to $143.1 million at the end of the second quarter compared to $174.7 million at the end of 2010.

The provision for unpaid loss and loss adjustment expenses includes case reserves for individual claims of $94.4 million ($118.6 million at December 31, 2010) and a provision for IBNR claims which decreased 13.2% to $48.7 million ($56.1 million at December 31, 2010).
Unearned premiums:
Unearned premiums decreased 27.5% since December 31, 2010 as a result of lower written premiums.

Book value per share:
Book value per share decreased by 13.3% to $2.41 at June 30, 2011 from $2.78 at December 31, 2010 as a result of $23.1 million of net loss for the six months ended June 30, 2011 and the increase of $3.8 million in the “Accumulated other comprehensive income” component of shareholders' equity.

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
The Company holds $115.0 million in cash and cash equivalents and short-term investments, representing approximately 39.2% of invested assets. The majority of the other fixed-income securities are also liquid.
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
During the six months ended June 30, 2011, the cash used in operating activities was $32.2 million.
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
Throughout 2010 and the six months of 2011, the Company has continued to experience losses. The reduction in shareholders' equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As at June 30, 2011, the Company's total debt to capital and senior debt to capital ratios were 37.1% and 21.1%, respectively. These ratios have been calculated based on the financial statements prepared in accordance with U.S. GAAP under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its external debt. The debt was previously carried at amortized cost under Canadian GAAP.
The Company launched a debt buyback initiative in 2009, pursuant to which it has retired a substantial amount of its external debt. During the second quarter of 2011 Kingsway 2007 General partnership purchased and canceled C$10.6 million face value of its senior unsecured debentures for C$10.1 million, recording a gain of $0.6 million. Details of the buybacks are contained in pages 20 to 21 of the 2010 Annual Report of the Company. These buybacks have resulted in improved debt ratios as well as decreased debt servicing cost.

In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. As at June 30, 2011, all U.S. subsidiaries are estimated to be above the required RBC levels including Universal Casualty Company (”UCC”), which has entered into a voluntary runoff pursuant to a comprehensive plan approved by the Illinois Department of Insurance.
As at December 31, 2010, UCC's RBC was 160%. UCC entered into a voluntary runoff and prepared a comprehensive plan which it filed with the Illinois Department of Insurance in April 2011. The comprehensive plan was approved by the Illinois Department of Insurance in June 2011. UCC has been in compliance with the plan since its approval.
As discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. In April 2011, the Company entered into a definitive agreement to purchase a minority stake in a newly formed holding company that, subject to regulatory approval, will own a majority of Walshire. In addition, the Company and DOI have been in settlement discussions to resolve the litigation in conjunction with the proposed Walshire transaction, whereby, upon approval and subsequent closing of this transaction, the appeal filed by DOI would be withdrawn and the litigation involving Kingsway, DOI and the charities would be discontinued.
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

Item 4. Controls and Procedures

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

