Form 10-Q
period 2011-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2012-03-28
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $111,230 and $126,210, respectively)	$114,823	$127,863
Equity securities at fair value (cost of $2,781 and $92, respectively)	2,951	82
Investee at cost which approximates fair value	48,753	49,079
Other investments	487	490
Short-term investments at fair value (cost of $21,335 and $18,248, respectively)	21,335	18,249
Total investments	188,349	195,763
Cash and cash equivalents	82,462	140,567
Accrued investment income	1,660	1,957
Financed premiums, net of allowance for credit losses of $24 and $27, respectively	5,714	13,572
Accounts receivable, net of allowance for doubtful accounts of $3,623 and $4,760, respectively	44,047	46,395
Funds held in escrow	—	22,259
Due from reinsurers and other insurers	555	7,651
Deferred policy acquisition costs	9,339	13,952
Income taxes recoverable	12,389	17,991
Deferred income taxes	—	503
Property and equipment, net of accumulated depreciation of $27,189 and $28,743	13,369	13,961
Goodwill and intangible assets	42,149	42,467
Other assets	1,152	2,541
TOTAL ASSETS	$401,185	$519,579
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$132,200	$174,708
Unearned premiums	42,780	66,879
LROC preferred units	8,829	13,076
Senior unsecured debentures	27,622	37,177
Subordinated indebtedness	17,218	40,480
Deferred income tax liability	2,653	—
Notes payable	2,418	—
Accounts payable and accrued liabilities	40,756	42,386
TOTAL LIABILITIES	$274,476	$374,706
STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized; 52,345,828 and 52,095,828 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$296,489	$296,139
Additional paid-in capital	15,275	15,440
Accumulated deficit	(194,181)	(181,070)
Accumulated other comprehensive income	12,615	14,407
Stockholders' equity attributable to stockholders of Kingsway	130,198	144,916
Noncontrolling interests in consolidated subsidiaries	(3,489)	(43)
TOTAL STOCKHOLDERS' EQUITY	126,709	144,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$401,185	$519,579
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Net premiums earned	$36,614	$52,269	$124,825	$170,370
Commission income	5,807	4,246	18,124	8,544
Net investment income	999	2,222	3,228	8,064
Net realized gains	104	6,028	102	6,513
Unrealized gain (loss) on fair value of debt	17,189	(7,351)	25,821	(102,827)
Miscellaneous income	3,472	528	1,426	7,163
Total revenues:	64,185	57,942	173,526	97,827
Expenses:
Losses and loss adjustment expenses	$33,329	$47,432	$109,349	$144,382
Commissions and premiums taxes	5,405	7,289	19,684	28,180
General and administrative expenses	14,982	24,271	52,212	67,101
Restructuring costs	—	—	—	4,898
Interest expense	1,874	2,920	5,610	12,612
Amortization of other intangible assets	18	1,190	54	3,274
Total expenses	55,608	83,102	186,909	260,447
Income (loss) before unusual item, equity in net income (loss) of investee and income taxes	8,577	(25,160)	(13,383)	(162,620)
Gain on buy-back of debt	3	92	556	3,112
Gain on consolidation of debt	—	17,820	—	17,820
Equity in net income (loss) of investee	145	—	(384)	—
Income (loss) from continuing operations before income taxes	8,725	(7,248)	(13,211)	(141,688)
Income tax expense (benefit)	2,433	(1,534)	2,292	(4,492)
Income (loss) from continuing operations	$6,292	$(5,714)	$(15,503)	$(137,196)
Loss from discontinued operations, net of taxes	—	(1,651)	—	(3,938)
(Loss) gain on disposal of discontinued operations, net of taxes (Note 5)	—	—	(1,293)	30,354
Net income (loss)	$6,292	$(7,365)	$(16,796)	$(110,780)
Attributable to:
Common stockholders	7,252	(8,283)	(13,112)	(111,698)
Noncontrolling interests in consolidated subsidiaries	(960)	918	(3,684)	918
Total	$6,292	$(7,365)	$(16,796)	$(110,780)
Earnings (loss) per share - continuing operations:
Basic and diluted:	$0.12	$(0.11)	$(0.30)	$(2.63)
Earnings (loss) per share – net income (loss):
Basic and diluted:	$0.12	$(0.14)	$(0.32)	$(2.13)
Weighted average shares outstanding (in ‘000s):
Basic and diluted:	52,346	52,062	52,283	52,090
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Comprehensive income (loss)
Net income (loss)	$6,292	$(7,365)	$(16,796)	$(110,780)
Other comprehensive loss, net of taxes:
Change in unrealized gains (losses) on available-for securities:
Unrealized gains (losses) arising during the year, net of tax (1)	952	(1,763)	2,115	7,835
Recognition of realized losses (gains) to net income (loss), net of tax (2)	44	(3,739)	4	(1,942)
Unrealized loss on translating financial statements of self-sustaining foreign operations	(6,698)	(5,598)	(1,833)	(886)
Equity in other comprehensive income (loss) of investee	114	—	(574)	—
Recognition of currency translation gain on disposal of subsidiary	—	—	—	(34,075)
Loss on cash flow hedge	—	(972)	(1,267)	(3,417)
Other comprehensive loss	(5,588)	(12,072)	(1,555)	(32,485)
Comprehensive income (loss)	$704	$(19,437)	$(18,351)	$(143,265)
Attributable to:
Shareholders of Kingsway	1,679	(21,611)	(14,905)	(145,439)
Noncontrolling interests	(975)	2,174	(3,446)	2,174
Total	704	(19,437)	(18,351)	(143,265)
(1) Net of income tax benefit of nil for the three months ended September 30, 2011 ($26 year to date) and $673 for the three months ended September 30, 2010 ($3,195 year to date).
(2) Net of income tax expense of nil for the three months ended September 30, 2011 ($16 year to date) and $1,926 for the three months ended September 30, 2010 ($1,000 year to date).
See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities:
Net loss	$(16,796)	$(110,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,293	(26,416)
Equity in net income (loss) of investee	384	—
Depreciation and amortization	1,725	6,637
Net realized gains	(102)	(6,513)
Deferred income taxes, net	3,422	(1,482)
Amortization of bond premiums and discounts	666	3,868
Changes in operating assets and liabilities:
Accounts receivable, net	2,347	18,404
Due from reinsurers and other insurers	7,096	1,699
Deferred policy acquisition costs	4,613	7,003
Unpaid loss and loss adjustment expense	(42,508)	(69,442)
Unearned premiums	(24,099)	(21,010)
Other, net	4,171	(76,467)
Net cash used in operating activities	(57,788)	(274,499)
Investing activities:
Proceeds from sale and maturities of investments	102,047	261,696
Purchase of investments	(94,056)	(79,893)
Financed premiums receivable, net	7,858	(1,530)
Acquisition, net of cash acquired	—	(13,752)
Net proceeds from sale of discontinued operations	—	253,553
Net purchases of property and equipment and other intangible assets	(815)	(12,826)
Net cash provided by investing activities	15,034	407,248
Financing activities:
Share capital	350	848
Contributed surplus	(165)	(2,378)
Subordinated indebtedness and loans payable	(20,844)	(12,018)
LROC preferred units	(4,247)	13,571
Senior unsecured indebtedness	9,555	(66,927)
Net cash used in financing activities	(15,351)	(66,904)
Net increase (decrease) in cash and cash equivalents	(58,105)	65,845
Cash and cash equivalents at beginning of period	140,567	58,726
Cash and cash equivalents at end of period	$82,462	$124,571
See accompanying notes to unaudited condensed consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

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

The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles (“Canadian GAAP”). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended September 30, 2011 in accordance with IFRS.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption permitted. The standard amends Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Except for the option to perform the qualitative assessment, the Company does

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

not anticipate that the adoption of the new standard will have a material impact on the Company.

NOTE 5 ACQUISITIONS AND DISCONTINUED OPERATIONS

(a)	Acquisitions

KLROC Trust:

KLROC Trust is an investment trust established under the laws of the Province of Ontario and is governed by a Declaration of Trust dated May 12, 2005, amended July 14, 2005. KLROC Trust was created to provide holders with exposure to a promissory note issued by Kingsway America Inc. ("KAI"), an affiliate of KFSI.

KLROC Trust commenced operations on July 14, 2005 and raised C$78,000,000 through the issuance of 3,120,000 preferred units (“LROC Units”) at C$25 per LROC preferred unit. In order to achieve its investment objectives, KLROC Trust used the net proceeds of C$74,141,236 of its initial public offering to subscribe for and purchase all of the limited partnership units of KL Limited Partnership (“KL LP”). In turn, KL LP used these proceeds for the payment of its purchase obligations under a Forward Purchase Agreement which KL LP entered into with the Bank of Nova Scotia (“the Counterparty”). Such proceeds were invested by the Counterparty in KN Trust.

KN Trust lent funds to Kingsway ROC GP (“ROC GP”) and combined with its partnership capital of C$8,250,000, ROC GP subscribed for common shares in Kingsway ROC LLC (“ROC LLC”) totaling C$82,087,781. With these proceeds, ROC LLC purchased a promissory note from KAI, with the principal amount of US $66,222,012 bearing interest at 7.37% per annum and due June 30, 2015.

Beginning in 2009, KFS Capital LLC ("KFS Capital"), an affiliate of KFSI, began purchasing LROC Units. The investments at that time were accounted for as available for sale securities as they were purchased primarily as an investment. As at June 30, 2010, KFSI held 833,715 LROC Units representing 26.7% of the issued and outstanding LROC units; therefore, the Company was not obligated to consolidate KLROC Trust. In July 2010, the Company purchased an additional 1,500,000 LROC Units and now beneficially owns and controls 74.8% of the issued and outstanding LROC Units. The Company has determined that the consolidated financial statements of KLROC Trust, which financial statements include the accounts of the other aforementioned entities, should be consolidated with the financial statements of the Company beginning July 23, 2010. As a result of consolidating KLROC Trust, the Company recorded a gain of $17.8 million in the third quarter related to the LROC Units held by KFS Capital. The gain arose from the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC Units held by KFS Capital.

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
Itasca Financial, LLC:
On January 4, 2010, KAI acquired certain assets of Itasca Financial, LLC, a property and casualty insurance industry advisory firm, owned and controlled by Mr. Larry Swets, a former director and current Chief Executive Officer and President of the Company. The consideration for the assets purchased is equal to $1.5 million cash and one million restricted common shares of the Company, payable in three annual installments. Goodwill of $2.5 million was recognized related to the purchase.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operations:
Revenue	$—	$8,297	$—	$126,695
(Loss) income from discontinued operations before taxes	—	(1,651)	—	1,141
Income tax expense	—	—	—	5,079
Loss from discontinued operations before gain (loss) on disposal, net of taxes	$—	$(1,651)	$—	$(3,938)
Disposals:
(Loss) gain on disposal before income taxes	$—	$—	$(1,670)	$29,380
Income tax benefit	—	—	(377)	(974)
(Loss) gain on disposal, net of taxes	$—	$—	$(1,293)	$30,354
(Loss) gain from discontinued operations, net of taxes	$—	$(1,651)	$(1,293)	$26,416

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
As a result of disposal, the Company recognized an after-tax gain of nil in the third quarter of 2011 ($0.6 million year to date). The Company's revenues from discontinued operations relating to Atlas companies were nil and $8.3 million for the third quarters of 2011 and 2010 (nil and $41.8 million prior year to date), respectively. In total, the Company reported a loss from discontinued operations of nil and $4.1 million for the third quarters of 2011 and 2010 (income of $0.6 million and a loss of $14.5 million prior year to date), respectively.
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
As a result of the disposal of Jevco, the Company realized an after-tax loss of nil in the third quarter of 2011 ($1.9 million year to date) and an after-tax gain of nil in the third quarter of 2010 ($30.4 million prior year to date). The Company's revenues from discontinued operations relating to Jevco were nil for the third quarters of 2011 and 2010 (nil and $84.9 million prior year to date), respectively. In total, the Company reported a loss from discontinued operations relating to Jevco of nil for each of the third quarters of 2011 and 2010 ($1.9 million and income of $41.4 million prior year to date), respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's fixed maturities, equity securities, and short-term investments at September 30, 2011 and December 31, 2010 are summarized in the tables shown below:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$18,865	$1,331	$—	$20,196
Canadian government	3,295	23	—	3,318
States municipalities and political subdivisions	19,468	914	—	20,382
Mortgage-backed	36,682	578	18	37,242
Asset-backed	2,319	24	2	2,341
Corporate	30,601	762	19	31,344
Total fixed maturities	$111,230	$3,632	$39	$114,823
Common stock	2,689	182	8	2,863
Preferred stock	92	—	4	88
Other investments	487	—	—	487
Short-term investments	21,335	—	—	21,335
Total investments	$135,833	$3,814	$51	$139,596

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,201	$1,138	$3	$24,336
Canadian government	2,882	17	21	2,878
States municipalities and political subdivisions	22,780	12	561	22,231
Mortgage-backed	41,550	594	83	42,061
Asset-backed	1,553	46	—	1,599
Corporate	34,244	695	181	34,758
Total fixed maturities	$126,210	$2,502	$849	$127,863
Preferred stock	92	—	10	82
Other investments	490	—	—	490
Short-term investments	18,248	1	—	18,249
Total investments	$145,040	$2,503	$859	$146,684

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

The table below summarizes the Company's fixed maturities at September 30, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$34,642	$34,843
Due after one year through five years	59,697	62,290
Due after five years through ten years	6,280	6,742
Due after ten years	10,611	10,948
Total	$111,230	$114,823

Gross realized gains and losses on fixed maturities, equity securities, and short-term investments for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross gains	110	6,028	114	6,613
Gross losses	(6)	—	(12)	(100)
Total	104	6,028	102	6,513

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities, equity securities, and short-term investments in an unrealized loss position as at September 30, 2011 and December 31, 2010. The tables segregate the holdings based on the period of time the securities have been continuously held in an unrealized loss position.

September 30, 2011
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$—	$—	$—	$—	$—	$—
	Canadian government	—	—	—	—	—	—
	States municipalities and political subdivisions	—	—	—	—	—	—
	Mortgage-backed	10,355	(18)	—	—	10,355	(18)
	Asset-backed	856	(2)	—	—	856	(2)
	Corporate	2,787	(10)	1	(9)	2,788	(19)
Total fixed maturities		$13,998	$(30)	$1	$(9)	$13,999	$(39)
Common stock		414	(8)	—	—	414	(8)
Preferred stock		—	—	88	(4)	88	(4)
Short-term investments		21,000	—	—	—	21,000	—
Total		$35,412	$(38)	$89	$(13)	$35,501	$(51)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

December 31, 2010
		Less than 12 Months		Greater than 12 Months		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
	U.S. government, government agencies and authorities	$1,604	$(3)	$—	$—	$1,604	$(3)
	Canadian government	—	—	866	(21)	866	(21)
	States municipalities and political subdivisions	21,883	(561)	—	—	21,883	(561)
	Mortgage-backed	11,911	(83)	—	—	11,911	(83)
	Asset-backed	—	—	—	—	—	—
	Corporate	3,491	(181)	—	—	3,491	(181)
Total fixed maturities		$38,889	$(828)	$866	$(21)	$39,755	$(849)
Preferred stock		—	—	82	(10)	82	(10)
Total		$38,889	$(828)	$948	$(31)	$39,837	$(859)

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

As a result of the above analysis performed by management to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments for the quarters and years ended September 30, 2011 and September 30, 2010.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

Net investment income for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, is comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Investment income
Interest from bonds	$699	$2,202	$2,418	$7,545
Interest from other	107	122	360	402
Dividends	240	35	704	563
Gross investment income	$1,046	$2,359	$3,482	$8,510
Investment expenses	(47)	(137)	(254)	(446)
Net investment income	$999	$2,222	$3,228	$8,064

As at September 30, 2011, fixed maturities and short-term investments with an estimated fair value of $28.9 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its insurance policies. At September 30, 2011, the amount of such pledged securities was $17.6 million.
The Company's investment in the preferred and restricted voting common stock of Atlas is accounted for under the equity method of accounting on a three-month lag basis and is reported as "investee" in the Company's condensed consolidated balance sheets. The carrying value, fair value and approximate voting and equity percentages based on the most recent publicly available data at June 30, 2011 and December 31, 2010, for the Company's investment in investee was:

	June 30, 2011	December 31, 2010
Carrying amount	$48,753	$49,079
Fair Value	$39,469	$49,079
Approximate voting percentage	30%	30%
Approximate equity percentage	75%	75%

The fair value of the Company's investment in investee at June 30, 2011 is calculated based on the published closing price of Atlas at June 30, 2011. The fair value of the Company's investment in investee at December 31, 2010 approximates carrying value due to the investee not being actively traded at December 31, 2010.
Summarized financial information for Atlas at June 30, 2011 and December 31, 2010 is presented below:

	June 30, 2011	December 31, 2010
Total assets	$201,888	$225,438
Total liabilities	$142,922	$165,269
Total revenue	$10,533	$59,973
Net income (loss)	$193	$(21,812)

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 7 GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised as follows:

	September 30, 2011	December 31, 2010
Goodwill	$3,010	$3,273
Intangible assets subject to amortization
Agent relationships	18	73
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Goodwill and intangible assets	$42,149	$42,467

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
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Net balance - beginning of period	$166,734	$186,685
Incurred related to:
Current year	106,192	200,279
Prior years	3,157	14,402
Paid related to:
Current year	(56,249)	(122,956)
Prior years	(87,634)	(111,676)
Net balance - end of period	$132,200	$166,734
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	—	7,974
Balance - end of period	$132,200	$174,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 9 DEBT
Long term debt consists of the following instruments:

	September 30, 2011		December 31, 2010
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$1,608	1,600	$12,547	12,233
7.5% Senior notes due 2014	26,966	26,022	26,966	24,944
LROC preferred units due 2015	18,753	8,829	19,764	13,076
Subordinated indebtedness	90,500	17,218	90,500	40,480
Total	$137,827	53,669	$149,777	90,733

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At September 30, 2011, deferred interest payable of $2.7 million is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.  The cash interest due in 2016 is subject to changes in LIBOR over the deferral period.
Pursuant to the debt buyback initiatives, the Company has repurchased a substantial amount of its external debt. During the third quarter of 2011, Kingsway 2007 General Partnership purchased and canceled $0.2 million ($11.4 million year to date) par value of its senior unsecured debentures with a carrying value of $0.2 million ($11.4 million year to date) for $0.2 million ($10.8 million year to date) recording a gain of nil ($0.6 million year to date). During the third quarter of 2010, KAI and Kingsway 2007 General Partnership purchased and canceled $47.7 million ($143.3 million year to date) par value of its senior unsecured debentures with a carrying value of $45.0 million ($127.0 million prior year to date) for $44.9 million ($123.9 million prior year to date) recording a gain of $0.1 million ($3.1 million prior year to date).

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 10 INCOME TAXES

Income tax expense (benefit) varies from the amount that would result by applying the applicable Canadian income tax rate (28.25% for the three and nine month periods ending September 30, 2011 and 30.99% for the three and nine months periods ending September 30, 2010) to income (loss) from continuing operations before income taxes. The following table summarizes the differences:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Provision for taxes at Canadian statutory income tax rate	$2,465	$(2,246)	$(3,732)	$(43,909)
Valuation allowance	218	2,884	8,319	49,392
Foreign operations subject to different tax rates	71	(205)	(1,139)	(4,317)
Change in tax rates and other	(321)	(1,967)	(1,156)	(5,658)
Income tax expense (benefit) for continuing operations	$2,433	$(1,534)	$2,292	$(4,492)

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2011 and December 31, 2010. The Company's U.S. businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's U.S. operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2011 and December 31, 2010 U.S. operations net deferred tax asset. The company carries no deferred income tax asset at September 30, 2011 for its Canadian operations. The company carries a deferred tax liability of $2.7 million at September 30, 2011, all of which relates to indefinite life intangible assets.

As of September 30, 2011, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax benefits.

The income taxes recoverable of $12.4 million and $18.0 million at September 30, 2011 and December 31, 2010, respectively, primarily relate to tax receivables of the Company's Canadian operations.

NOTE 11 NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,594,500 and 2,433,850 as of September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is a component of stockholders' equity on the condensed consolidated balance sheets.

The table below details the components of accumulated other comprehensive income, net of tax, at September 30, 2011:

Balance at December 31, 2010	$14,407
Changes in net unrealized gain on investments	1,856
Reclassification adjustment for realized gains	4
Changes in unrealized loss on translating financial statements of self-sustaining, foreign operation	(1,811)
Equity in other comprehensive loss of investee	(574)
Loss on cash flow hedge	(1,267)
Balance at September 30, 2011	$12,615

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

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
Segment revenues for the three and nine months ended September 30, 2011 and 2010 were:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Underwriting:
Net premiums earned	$36,614	$52,269	$124,825	$170,370
Commission income	—	—	—	—
Net investment income	589	1,775	2,319	6,724
Total Underwriting	37,203	54,044	127,144	177,094
Agency and Non-underwriting:
Net premiums earned	—	—	—	—
Commission income	5,807	4,246	18,124	8,544
Net investment income	9	12	33	12
Total Agency and Non-underwriting	5,816	4,258	18,157	8,556
Corporate and Other:
Net premiums earned	—	—	—	—
Commission income	—	—	—	—
Net investment income	401	435	876	1,328
Total Corporate and Other	401	435	876	1,328
Total segment revenues	43,420	58,737	146,177	186,978
Net realized gains	104	6,028	102	6,513
Unrealized gain (loss) on fair value of debt	17,189	(7,351)	25,821	(102,827)
Miscellaneous income	3,472	528	1,426	7,163
Total revenues	$64,185	$57,942	$173,526	$97,827

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

Segment net loss for the three and nine months ended September 30, 2011 and 2010 were:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment operating income (loss)
Underwriting	$(8,886)	$(13,150)	$(28,198)	$(36,006)
Agency and Non-underwriting	422	(1,698)	1,553	(4,348)
Corporate and Other	(2,831)	(7,629)	(11,651)	(25,293)
Total segment operating loss	(11,295)	(22,477)	(38,296)	(65,647)
Net investment income	999	2,222	3,228	8,064
Net realized gains	104	6,028	102	6,513
Unrealized gain (loss) on fair value of debt	17,189	(7,351)	25,821	(102,827)
Miscellaneous income	3,472	528	1,426	7,163
Interest expense	(1,874)	(2,920)	(5,610)	(12,612)
Amortization of other intangible assets	(18)	(1,190)	(54)	(3,274)
Gain on buy-back of debt	3	92	556	3,112
Gain on consolidation of debt	—	17,820	—	17,820
Equity in net income (loss) of investee	145	—	(384)	—
Income (loss) from continuing operations before income taxes	$8,725	$(7,248)	$(13,211)	$(141,688)
Income tax expense (benefit)	2,433	(1,534)	2,292	(4,492)
Income (loss) from continuing operations	$6,292	$(5,714)	$(15,503)	$(137,196)

Net premiums earned by line of business for the three and nine months ended September 30, 2011 and 2010 were:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Underwriting segment:
Personal lines:
Non-standard automobile	$33,910	$50,281	$116,695	$159,038
Property (including liability)	4	5	12	16
Total personal lines	$33,914	$50,286	$116,707	$159,054
Commercial automobile	2,700	1,983	8,118	11,316
Total net premiums earned	$36,614	$52,269	$124,825	$170,370

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), internal models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2011 and December 31, 2010 was as follows:

	Assets at Fair Value

September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$114,823	$—	$114,823
Equity securities	2,951	—	—	2,951
Other investments	—	487		487
Short-term investments	—	21,335		21,335
Total assets	$2,951	$136,645	$—	$139,596

Liabilities:
LROC preferred units	$8,829	$—	$—	$8,829
Senior unsecured debentures	—	27,622	—	27,622
Subordinated indebtedness	—	17,218	—	17,218
Total liabilities	$8,829	$44,840	$—	$53,669

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

	Assets at Fair Value

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$127,863	$—	$127,863
Equity securities	82	—	—	82
Other investments	—	490	—	490
Short-term investments	—	18,249	—	18,249
Total assets	$82	$146,602	$—	$146,684

Liabilities:
LROC preferred units	$13,076	$—	$—	$13,076
Senior unsecured debentures	—	37,177	—	37,177
Subordinated indebtedness	—	40,480	—	40,480
Total liabilities	$13,076	$77,657	$—	$90,733

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
In August 2011, the Company and its subsidiary, 1347 Advisors, LLC ("1347 Advisors") entered into a management services agreement with United Insurance Holdings Corp. (“United”). This agreement provides that 1347 Advisors will supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar has been appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry Swets, Chief Executive Officer and President of Kingsway, also serves on the Board of Directors of United.

KINGSWAY FINANCIAL SERVICES INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2011

NOTE 16 COMMITMENTS AND CONTINGENCIES

In connection with its operations, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, it is reasonably possible that some of the actions may have a material adverse effect on the Company's overall financial position.
In addition to the exposures outlined above, as discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. On October 17, 2011 Kingsway reached a settlement and release ending all legal disputes with the DOI, and also completed the previously announced acquisition of minority interest in Walshire. At closing, Kingsway also obtained releases from Walshire, Lincoln, and the charities.

NOTE 17 SUBSEQUENT EVENTS
On October 6, 2011, A.M. Best & Co. (“A.M. Best”) announced the downgrade of several ratings of Kingsway long-term debt and operating subsidiaries. Following this action, Kingsway informed A.M. Best of its intention to cease participation in the interactive rating process of A.M. Best. As a result, A.M. Best announced on October 19, 2011 that it had withdrawn its ratings for all Kingsway entities.

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
The Company presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"). The Canadian Accounting Standards Board required all publicly traded companies to present their financial statements in accordance with International Financial Reporting Standards ("IFRS") as the replacement for Canadian GAAP for fiscal years beginning on or after January 1, 2011. As a result, the Company presented its interim consolidated financial statements for the period ended September 30, 2011 in accordance with IFRS. The transition date to IFRS was January 1, 2010 and accordingly all prior period results and balances in the September 30, 2011 interim consolidated financial statements and Management's Discussion and Analysis were restated from Canadian GAAP to comply with IFRS.
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
The accounting policies set out in the interim condensed consolidated financial statements for the period ended September 30, 2011 have been consistently applied to all the periods presented. The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.
There was no significant impact of the transition to U.S. GAAP on the Company's internal controls, information technology systems and financial reporting expertise requirements. No financial covenants were impacted by the Company's conversion to U.S. GAAP.

Overview
Kingsway's primary continuing operations are the insuring of automobile risks in the United States for drivers who do not meet the criteria for coverage by standard automobile insurers. Kingsway conducts this business through its subsidiary companies, Mendota Insurance Company, Mendakota Insurance Company, KAI Advantage Auto, Inc., Assigned Risk Solutions and Kingsway Amigo Insurance Company (“Amigo”). For the three and nine months ended September 30, 2011, non-standard automobile insurance accounted for 83.7% and 86.3% of gross premiums written in the Company's continuing operations. The Company also owns wholly owned reinsurance subsidiaries domiciled in Bermuda and Barbados.

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
KLROC Trust is an investment trust established under the laws of the Province of Ontario and is governed by a Declaration of Trust dated May 12, 2005, amended July 14, 2005. KLROC Trust was created to provide holders with exposure to a promissory note issued by KAI, an affiliate of KFSI.

KLROC Trust commenced operations on July 14, 2005 and raised C$78,000,000 through the issuance of 3,120,000 preferred units (“LROC Units”) at C$25 per LROC preferred unit. In order to achieve its investment objectives, KLROC Trust used the net proceeds of C$74,141,236 of its initial public offering to subscribe for and purchase all of the limited partnership units of KL Limited Partnership (“KL LP”). In turn, KL LP used these proceeds for the payment of its purchase obligations under a Forward Purchase Agreement which KL LP entered into with the Bank of Nova Scotia (“the Counterparty”). Such proceeds were invested by the Counterparty in KN Trust.

KN Trust lent funds to Kingsway ROC GP (“ROC GP”) and combined with its partnership capital of C$8,250,000, ROC GP subscribed for common shares in Kingsway ROC LLC (“ROC LLC”) totaling C$82,087,781. With these proceeds, ROC LLC purchased a promissory note from KAI, with the principal amount of US $66,222,012 bearing interest at 7.37% per annum and due June 30, 2015.

Beginning in 2009, KFS Capital LLC ("KFS Capital"), an affiliate of KFSI, began purchasing LROC Units. The investments at that time were accounted for as available for sale securities as they were purchased primarily as an investment. As at June 30, 2010, KFSI held 833,715 LROC Units representing 26.7% of the issued and outstanding LROC units; therefore, the Company was not obligated to consolidate KLROC Trust. In July 2010, the Company purchased an additional 1,500,000 LROC Units and now beneficially owns and controls 74.8% of the issued and outstanding LROC Units. The Company has determined that the consolidated financial statements of KLROC Trust, which financial statements include the accounts of the other aforementioned entities, should be consolidated with the financial statements of the Company beginning July 23, 2010. As a result of consolidating KLROC Trust, the Company recorded a gain of $17.8 million in the third quarter related to the LROC Units held by KFS Capital. The gain arose from the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC Units held by KFS Capital.

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
The following table presents the Company's sources of net loss and combined ratios for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,			Nine months ended September 30,
(in millions of dollars except per share values)	2011	2010	Change	2011	2010	Change
Gross premiums written	$33.2	$51.9	(36.0)%	107.6	166.9	(35.5)%
Operating loss - Underwriting segment	(8.9)	(13.2)	(32.6)%	(28.2)	(36.0)	(21.7)%
Operating loss - Agency and Non-underwriting and Corporate and Other segments	(2.4)	(9.3)	(74.2)%	(10.1)	(29.6)	(65.9)%
Net investment income	1.0	2.2	(54.5)%	3.2	8.1	(60.5)%
Net realized gains	0.1	6.0	(98.3)%	0.1	6.5	(98.5)%
Unrealized gain (loss) on fair value of debt	17.2	(7.4)	(332.4)%	25.8	(102.8)	(125.1)%
Miscellaneous income	3.5	0.5	600.0%	1.4	7.2	(80.6)%
Interest expense	1.9	2.9	(34.5)%	5.6	12.6	(55.6)%
Amortization of other intangible assets	—	1.2	(100.0)%	0.1	3.3	(97.0)%
Gain on buy-back of debt	—	0.1	(100.0)%	0.6	3.1	(80.6)%
Income tax expense (benefit)	2.4	(1.5)	(260.0)%	2.3	(4.5)	(151.1)%
Income (loss) from continuing operations	6.3	(5.7)	(210.5)%	(15.5)	(137.2)	(88.7)%
Net income (loss)	6.3	(7.4)	(185.1)%	(16.8)	(110.8)	(84.8)%
Diluted earnings (loss) per share - continuing operations	0.12	(0.11)	(209.1)%	(0.30)	(2.63)	(88.6)%
Diluted earnings (loss) per share - net income (loss)	0.12	(0.14)	(185.7)%	(0.32)	(2.13)	(85.0)%
Book value per share	2.42	2.78	(12.9)%	2.42	2.78	(12.9)%
Combined ratio	146.7%	151.1%	(4.4)%	145.2%	143.5%	1.7%

Premiums

	Three months ended September 30,			Nine months ended September 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Gross premiums written	$33.2	51.9	(36.0)%	$107.6	166.9	(35.5)%
Net premiums written	$30.9	49.5	(37.6)%	$100.7	159.5	(36.9)%
Net premiums earned	$36.6	52.3	(30.0)%	$124.8	170.4	(26.8)%

The following table provides a breakdown of gross premiums written by line of business:

	Three months ended September 30,				Nine months ended September 30,
(in millions of dollars)	2011		2010		2011		2010
Non-standard automobile	$27.8	83.7%	$47.6	91.7%	92.9	86.3%	153.2	91.8%
Property (including liability)	2.1	6.3%	2.4	4.6%	6.2	5.8%	6.3	3.8%
Total personal lines	$29.9	90.0%	$50.0	96.3%	99.1	92.1%	159.5	95.6%
Commercial automobile	3.3	10.0%	1.9	3.7%	8.5	7.9%	7.4	4.4%
Total gross premiums written	$33.2	100.0%	$51.9	100.0%	107.6	100.0%	166.9	100.0%

Gross premiums written decreased by 36.0% in the third quarter to $33.2 million (35.5% to $107.6 million year to date) from $51.9 million in the third quarter last year ($166.9 million prior year to date).
The Company also reported decreases in gross premiums written in non-standard automobile, its primary line of business, which decreased by 41.6% (39.4% year to date) in the third quarter compared to the same period last year. The significant reduction in premium volume is a reflection of the Company's strategy of discontinuing certain lines of business, terminating unprofitable business and increasing premium rates.
Non-standard automobile accounted for 83.7% of gross premiums written for the three months ended September 30, 2011 (86.3% year to date) compared to 91.7% for the three months ended September 30, 2010 (91.8% prior year to date).
Operating Results - Underwriting Segment

	Three months ended September 30,			Nine months ended September 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Operating loss	$(8.9)	$(13.2)	(32.6)%	$(28.2)	$(36.0)	(21.7)%
Combined ratio	124.3%	125.2%	(0.9)%	122.5%	121.1%	1.4%
Expense ratio	30.6%	31.3%	(0.7)%	32.1%	34.0%	(1.9)%
Loss ratio	93.7%	93.9%	(0.2)%	90.4%	87.1%	3.3%

The operating loss for the Underwriting segment was $8.9 million for the quarter ($28.2 million year to date) compared to a loss of $13.2 million in the same quarter last year ($36.0 million prior to date). The operating results for the quarter ended September 30, 2011 continue to be negatively affected, though to a lesser extent than during the prior year period, by the performance of lines of business and programs which the Company has previously terminated. The Company continues to address its performance issues in its go-forward markets through rate and policy form actions; reductions in new business writings; claim department initiatives; and personnel changes.
Investment Income

	Three months ended September 30,			Nine months ended September 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change

Net investment income	$1.0	$2.2	(54.5)%	3.2	8.1	(60.5)%

For the three months ended September 30, 2011, investment income, excluding net realized gains, was $1.0 million compared to $2.2 million for the same quarter of 2010, a 54.5% decrease (60.5% decrease to $3.2 million compared to $8.1 million million year to date). The decrease in investment income was primarily a result of decline in interest income on the fixed income securities portfolio due to lower yields as well as the smaller size of the portfolio as a result of reduction in premiums written.

Net Realized Gains
The table below presents a summary of the net realized gains for the three and nine months ended September 30, with comparative figures:

	Three months ended September 30,			Nine months ended September 30,
(in millions of dollars)	2011	2010	Change	2011	2010	Change
Fixed maturities	$0.1	$6.0	(98.3)%	0.1	6.5	(98.5)%

For the three months ended September 30, 2011, net realized gains on sales from the securities portfolio were $0.1 million compared to net realized gains of $6.0 million for the three months ended September 30, 2010 ($0.1 million compared to $6.5 million prior year to date).
Unrealized Gain (Loss) on Fair Value of Debt
The unrealized gain on fair value of debt amounted to $17.2 million for the quarter ($25.8 million year to date) compared to an unrealized loss of $7.4 million in the same quarter last year ($102.8 million prior year to date) primarily due to decline in fair value of subordinated indebtedness. Under IFRS, the Company elected to measure its interest-bearing debt at fair value. Under U.S. GAAP, the Company measures its interest-bearing debt at fair value under the preexisting IFRS accounting policy.
Development on Unpaid Loss and Loss Adjustment Expenses

	Three months ended September 30,		Nine months ended September 30,
(in millions of dollars)	2011	2010	2011	2010
Favourable (unfavourable) change in estimated unpaid loss and loss adjustment expenses for prior accident years (Note 1):	$(1.5)	$1.9	$(3.2)	$(5.9)
As a % of net premiums earned (Note 2):	4.1%	(3.6)%	2.6%	3.5%
As a % of unpaid loss and loss adjustment expenses (Note 3):	0.9%	(0.5)%	1.8%	1.6%

Note 1 - Increase (decrease) in estimates for unpaid loss and loss adjustment expenses from prior accident years reflected in current financial year results
Note 2 - Increase (decrease) in current financial year reported combined ratio
Note 3 - Increase (decrease) compared to estimated unpaid loss and loss adjustment expenses at the end of the preceding fiscal year
The Company experienced estimated net unfavourable development on unpaid loss and loss adjustment expenses of $1.5 million for the quarter ($3.2 million year to date) resulting in an increase of 4.1% to the combined ratio for the quarter (2.6% year to date) compared with estimated net favourable development on unpaid loss and loss adjustment expenses of $1.9 million in the same quarter last year (net unfavourable development on unpaid loss and loss adjustment expenses of $5.9 million prior year to date). The unfavourable development in the quarter was primarily generated by the non-standard automobile and commercial lines of business.
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

Expenses
General and administrative expenses decreased 38.3% (22.2% year to date) to $15.0 million in the third quarter of 2011 ($52.2 million year to date) from $24.3 million ($67.1 million year to date) for the same period last year. This decline in general and administrative expenses is primarily the result of the Company's cost saving initiatives and resizing of its operations. Commissions and premium taxes declined 26.0% to $5.4 million in the third quarter of 2011 from $7.3 million for the same period last year (decline of 30.1% year to date to $19.7 million from $28.2 million prior year to date) due to significantly reduced premium volumes.
Interest Expense
Interest expense on external debt decreased 34.5% to $1.9 million in the third quarter of 2011, as compared to $2.9 million reported for the same period last year (decrease of 55.6% year to date to $5.6 million from $12.6 million prior year to date) due to reduction in outstanding external debt of the Company as a result of debt buy-back activities.
Gain on Buy-Back of Debt
During the third quarter of 2011, Kingsway 2007 General Partnership purchased and canceled $0.2 million ($11.4 million year to date) par value of its senior unsecured debentures with a carrying value of $0.2 million ($11.4 million year to date) for $0.2 million ($10.8 million year to date) recording a gain of nil ($0.6 million year to date). During the third quarter of 2010, KAI and Kingsway 2007 General Partnership purchased and canceled $47.7 million ($143.3 million year to date) par value of its senior unsecured debentures with a carrying value of $45.0 million ($127.0 million prior year to date) for $44.9 million ($123.9 million prior year to date) recording a gain of $0.1 million ($3.1 million prior year to date).
Income Taxes
Income tax expense on continuing operations for the third quarter was $2.4 million ($2.3 million year to date) compared with benefit of $1.5 million for the same quarter last year (benefit of $4.5 million prior year to date). The increase in income tax expense is primarily attributable to the establishment, in 2011, of a $2.7 million deferred tax liability related to indefinite life intangible assets. An increase of $0.2 million in the valuation allowance was recorded in income tax expense in the current quarter.
Income (Loss) from Continuing Operations and Earnings (Loss) Per Share - Continuing Operations
In the third quarter of 2011, the Company reported income from continuing operations of $6.3 million (loss of $15.5 million year to date), compared to a loss from continuing operations of $5.7 million in the third quarter of last year ($137.2 million prior year to date). Diluted earnings per share was $0.12 for the quarter (loss per share of $0.30 year to date), compared to diluted loss per share of $0.11 for the third quarter of 2010 ($2.63 prior year to date). As noted above, the current quarter's income is primarily due to unrealized gain on fair value of debt and investment income, offset by underwriting losses and corporate expenses.
Income (Loss) from Discontinued Operations
In the third quarter and year to date ended September 30, 2011, the Company reported no income from discontinued operations, compared to a loss of $1.7 million in the third quarter of 2010 ($3.9 million prior year to date).
As a result of the disposal of Jevco, the Company realized an after-tax loss of nil in the third quarter of 2011($1.9 million year to date) and after-tax gain of nil in the third quarter of 2010 ($30.4 million prior year to date).
As a result of the disposal of American Country and American Service, the Company realized an after-tax gain of nil in the third quarter of 2011 ($0.6 million year to date).
Net Income (Loss) and Earnings (Loss) Per Share - Net Income (Loss)
In the third quarter of 2011, the Company reported net income of $6.3 million (loss of $16.8 million year to date), compared to net loss of $7.4 million in the third quarter of last year ($110.8 million prior year to date). Diluted earnings per share was $0.12 for the quarter (loss per share of $0.32 year to date) compared to loss per share of $0.14 for the third quarter of 2010 ($2.13 prior year to date).

Balance Sheet
The table below shows a review of selected categories from the balance sheet reported in the financial statements as at September 30, 2011 compared to December 31, 2010.

	As at
(in millions of dollars except per share values)	September 30, 2011	December 31, 2010	Change
Assets
Fixed maturities, equity securities and short-term investments at fair value	$139.1	$146.2	(4.9)%
Investee at cost	48.8	49.1	(0.6)%
Cash and cash equivalents	82.5	140.6	(41.3)%
Accounts receivable, net	44.0	46.4	(5.2)%
Funds held in escrow	—	22.3	(100.0)%
Income taxes recoverable	12.4	18.0	(31.1)%
Deferred income taxes	—	0.5	(100.0)%
Property and equipment, net	13.4	14.0	(4.3)%
Goodwill and intangible assets	42.1	42.5	(0.9)%

Liabilities
Unpaid loss and loss adjustment expenses	132.2	174.7	(24.3)%
Unearned premiums	42.8	66.9	(36.0)%
LROC preferred units	8.8	13.1	(32.8)%
Senior unsecured debentures	27.6	37.2	(25.8)%
Subordinated indebtedness	17.2	40.5	(57.5)%
Deferred income tax liability	2.7	—	—

Shareholders' Equity
Book value per share	2.42	2.78	(12.9)%

Fixed maturities, equity securities and short-term investments:
The fair value of the securities portfolio decreased 4.9% to $139.1 million, compared to $146.2 million as at December 31, 2010 primarily due to paid claim activity, which was partially mitigated by reinvestment of cash equivalents into short-term investments.
The table below summarizes the credit exposure of the Company by rating as assigned by Standard & Poor's or Moody's Investor Services to its investments in fixed maturities and short-term investments, using the higher of these ratings for any security where there is a split rating:

(in millions of dollars)	September 30, 2011		December 31, 2010
AAA/Aaa	$99.7	73.3%	$103.7	71.0%
AA/Aa	23.7	17.4%	27.4	18.8%
A/A	11.8	8.7%	13.1	9.0%
BBB/Baa	0.6	0.4%	0.6	0.4%
CCC/Caa or lower, or not rated	0.3	0.2%	1.3	0.8%
Total	$136.1	100.0%	$146.1	100.0%

As at September 30, 2011, 99.4% of the fixed-income portfolio is rated 'A' or better. Changes in this distribution from period to period are primarily due to timing of investment maturities and reinvestment.

The table below summarizes the fair value by contractual maturity of the Company's fixed-maturities portfolio:

Maturity Profile:
Due in less than one year	30.3%
Due in one through five years	54.2%
Due after five through ten years	5.9%
Due after ten years	9.6%
Total	100.0%

There were net unrealized gains of $3.8 million on the total securities portfolio at September 30, 2011, which is included as a component of accumulated other comprehensive income, as compared to net unrealized gains of $1.6 million at December 31, 2010.
Investee:
The Company's investment in the preferred and common stock of Atlas Financial Holdings, Inc. (“Atlas”) is accounted for under the equity method of accounting and reported as “investee” in the consolidated balance sheets. See Note 6, "Investments" to the condensed consolidated financial statements (unaudited) for further details.
Cash:
The cash and cash equivalents balance decreased to $82.5 million as at September 30, 2011, as compared to $140.6 million as at December 31, 2010. The decrease in cash and cash equivalents is primarily due to cash balances at December 31, 2010 being reinvested into short-term investments; repurchase of debt; paid claim activity; reduced premiums written; and holding company expenses.
Income taxes recoverable:
Income taxes recoverable decreased from December 31, 2010 to September 30, 2011 primarily due to the receipt of income tax refunds that were generated from losses in the prior years.
Deferred income taxes:
Deferred income taxes have decreased from December 31, 2010 to September 30, 2011 as a result of temporary differences relating to severance cost being reduced by $0.5 million and the establishment of a $2.7 million deferred tax liability related to indefinite life intangible assets. The valuation allowance recorded in the balance sheet against the deferred tax asset increased by $5.1 million from December 31, 2010 to September 30, 2011. This allowance has been established as a result of the continuing losses of the US operations. Uncertainty over the Company's ability to utilize these losses over the short term has led to the Company recording this additional allowance.
Unpaid loss and loss adjustment expenses:
The following table presents a summary of the provision for unpaid loss and loss adjustment expenses by line of business:

(in millions of dollars)	As at
Line of Business	September 30, 2011	December 31, 2010
Non-standard automobile	$104.3	$140.1
Commercial automobile	26.7	33.1
Other	1.2	1.5
Total	$132.2	$174.7

The provision for unpaid loss and loss adjustment expenses decreased by 24.3% to $132.2 million at the end of the third quarter compared to $174.7 million at the end of 2010.

The provision for unpaid loss and loss adjustment expenses includes case reserves for individual claims of $85.0 million ($118.6 million at December 31, 2010) and a provision for IBNR claims which decreased 15.9% to $47.2 million ($56.1 million at December 31, 2010).
Unearned premiums:
Unearned premiums decreased 36.0% since December 31, 2010 as a result of lower written premiums.

Book value per share:
Book value per share decreased by 12.9% to $2.42 at September 30, 2011 from $2.78 at December 31, 2010 as a result of $16.8 million of net loss for the nine months ended September 30, 2011 and the decrease of $1.8 million in the “Accumulated other comprehensive income” component of shareholders' equity.

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
The Company holds $103.8 million in cash and cash equivalents and short-term investments, representing approximately 38.3% of invested assets. The majority of the other fixed-income securities are also liquid.
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
During the nine months ended September 30, 2011, the cash used in operating activities was $57.8 million.
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
Throughout 2010 and the nine months of 2011, the Company has continued to experience losses. The reduction in shareholders' equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As at September 30, 2011, the Company's total debt to capital and senior debt to capital ratios were 31.0% and 20.1%, respectively. These ratios have been calculated based on the financial statements prepared in accordance with U.S. GAAP under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its external debt. The debt was previously carried at amortized cost under Canadian GAAP.
The Company launched a debt buyback initiative in 2009, pursuant to which it has retired a substantial amount of its external debt. During the third quarter of 2011 Kingsway 2007 General partnership purchased and canceled $0.2 million face value of its senior unsecured debentures for $0.2 million, recording a gain of nil. Details of the buybacks are contained in pages 20 to 21 of the 2010 Annual Report of the Company. These buybacks have resulted in improved debt ratios as well as decreased debt servicing cost.

In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. As at September 30, 2011, all U.S. subsidiaries are estimated to be above the required RBC levels.
As at December 31, 2010, UCC's RBC was 160%. UCC entered into a voluntary runoff and prepared a comprehensive plan which it filed with the Illinois Department of Insurance in April 2011. The comprehensive plan was approved by the Illinois Department of Insurance in June 2011. UCC has been in compliance with the plan since its approval.

As discussed in detail in the 2010 Annual Report, in May 2009 the Company placed all of Lincoln General Insurance Company (“Lincoln”) into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI, an indirect wholly owned subsidiary of the Company, disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company (“Walshire”). Walshire was the sole shareholder of Lincoln. All of the stock of Walshire was donated to charities, and with this disposition Lincoln ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department (“DOI”), as discussed in the 2010 Annual Report. On October 17, 2011 Kingsway reached a settlement and release ending all legal disputes with the DOI, and also completed the previously announced acquisition of a minority interest in Walshire. At closing, Kingsway also obtained releases from Walshire, Lincoln, and the charities.
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

Item 4. Controls and Procedures

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.1	Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

