Form 10-K
period 2011-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2012-03-30
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15204
Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 St. Clair Avenue West, Suite 400 Toronto, Ontario	M4V 1K9
(Address of principal executive offices)	(Zip Code)

1-416-848-1171
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2011, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $39,911,994 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 30, 2012 was 52,595,828.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2011.

Caution Regarding Forward-Looking Statements
This 2011 Annual Report on Form 10-K (the "2011 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" or similar words are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•
its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, return on equity, and expected current returns and combined ratios);

•	changes in facts and circumstances affecting assumptions used in determining the provision for unpaid loss and loss adjustment expenses;

•	the number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of the provision for unpaid loss and loss adjustment expenses;

•	the impact of emerging claims issues as well as other insurance and non-insurance litigation;

•	orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	changes in industry trends and significant industry developments;

•	uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters; and

•	strategic initiatives.
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions" in this 2011 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2011 Annual Report.

Part I

Item 1. BUSINESS
Kingsway Financial Services Inc. was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. In this report, the terms "Kingsway," the "Company," "we," "us" or "our" mean Kingsway Financial Services Inc. and all entities included in our consolidated financial statements.
The Company's registered office is located at 45 St. Clair Avenue West, Suite 400, Toronto, Ontario, Canada M4V 1K9. The common shares of Kingsway are listed on the Toronto Stock Exchange and the New York Stock Exchange under the trading symbol "KFS."
Kingsway is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business and conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services. Insurance Underwriting and Insurance Services conduct their business and distribute their products in the United States. The subsidiaries in the Insurance Underwriting segment issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. The subsidiaries in the Insurance Services segment market generally the same type of insurance products; however, they do not retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. The risk of operating profit or loss in the case of Insurance Services is borne by the insurance companies which partner with Insurance Services in their marketing efforts. Because of this key difference between our two segments, certain of the business descriptions below, particularly "Underwriting," "Unpaid Loss and Loss Adjustment Expenses," "Investments," "Reinsurance," and "Regulatory Environment," are principally or exclusively related to Insurance Underwriting. The "Debt" description below is unrelated to either segment.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2011 and 2010 is contained in the following sections of this 2011 Annual Report: (i) Note 22, "Segmented Information" to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
Insurance Underwriting Segment
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). Insurance Underwriting provides non-standard automobile and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses and actively conducts business in 17 states. In 2011, the following states accounted for 85.9% of the Company's gross premiums written: Florida (46.5%), Illinois (11.6%), Texas (8.7%), California (7.2%), Nevada (6.4%) and Colorado (5.5%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2011, non-standard automobile insurance accounted for 86.4% of the Company's gross premiums written.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and KAI Advantage Auto, Inc. ("Advantage Auto"), (collectively, "Insurance Services") .
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
Advantage Auto is a licensed property and casualty agent. Advantage Auto is licensed as an agency in Illinois and Indiana and produces business in both states.
CHANGE OF REPORTING STATUS
Effective July 1, 2011, the Company ceased to be a "foreign private issuer," as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company is required to prepare and file this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our Annual Reports were previously filed on Form 40-F.

The accompanying information in the 2011 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company previously presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"). The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.
REPORTING CURRENCY
The Company prepares its financial statements in U.S. dollars in order to provide more meaningful information to their users. Figures contained in this report have been translated into U.S. dollars using the current rate method, pursuant to which the consolidated statements of operations and cash flows have been translated using average monthly rates of exchange; all assets and liabilities have been translated using the relevant year-end rate of exchange; and shareholders' equity has been translated using the rates of exchange in effect as of the dates of various capital transactions. Foreign exchange differences arising from the translations as described above are included in shareholders' equity under the caption accumulated other comprehensive income.
All of the dollar amounts in this 2011 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
ACQUISITIONS, DISCONTINUED OPERATIONS AND DISPOSITIONS
Acquisitions
On January 4, 2010, the Company and its subsidiary, Kingsway America Inc. ("KAI"), acquired certain assets of Itasca Financial, LLC ("Itasca"), a property and casualty insurance industry advisory firm owned and controlled by Mr. Larry G. Swets, Jr., a former director and the current Chief Executive Officer and President of the Company. The consideration for the assets purchased was equal to $1.5 million cash and one million restricted common shares of the Company, payable in three annual installments. The purchase price of the Itasca assets was subject to adjustment at the end of the installment period. In 2011, purchase price adjustments were finalized, resulting in total goodwill of $2.8 million related to the purchase. This goodwill was not associated with the Company's two reportable segments. The Company tested the Itasca goodwill for recoverability at December 31, 2011 and determined that the carrying value of the Itasca goodwill exceeded its fair value. Further information is contained in Note 10, "Goodwill and Intangible Assets" to the Consolidated Financial Statements.
Effective June 30, 2010, the Company acquired 100% of JBA Associates, Inc. ("JBA") for approximately $16.3 million. JBA is a managing general agency based in New Jersey that specializes in assigned risk automobile insurance. The acquisition allows the Company to benefit from its institutional knowledge of non-standard automobile and assigned risk business and expand in the agency market. Subsequent to the acquisition, JBA was renamed Assigned Risk Solutions Ltd.
Kingsway Linked Return of Capital Trust ("KLROC Trust") is an investment trust established under the laws of the Province of Ontario and is governed by a Declaration of Trust dated May 12, 2005, amended July 14, 2005. KLROC Trust was created to provide holders with exposure to a promissory note issued by KAI.
KLROC Trust commenced operations on July 14, 2005 and raised C$78.0 million through the issuance of 3,120,000 preferred units ("LROC preferred units") at C$25 per LROC preferred unit. Beginning in 2009, KFS Capital LLC ("KFS Capital"), an affiliate of the Company, began purchasing LROC preferred units. The LROC preferred units purchased at that time were accounted for as available-for-sale investments. As of June 30, 2010, the Company held 833,715 LROC preferred units representing 26.7% of the issued and outstanding LROC preferred units; therefore, the Company was not obligated to consolidate KLROC Trust. In July 2010, the Company purchased an additional 1,500,000 LROC preferred units and now beneficially owns and controls 74.8% of the issued and outstanding LROC preferred units. The Company has determined that the consolidated financial statements of KLROC Trust should be consolidated with the financial statements of the Company beginning July 23, 2010. As a result of consolidating KLROC Trust, the Company recorded a gain of $17.8 million in the third quarter of 2010 related to the LROC preferred units held by KFS Capital. The gain arose from the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC preferred units held by KFS Capital.
Further information about Kingsway's acquisitions is contained in Note 4, "Acquisitions" to the Consolidated Financial Statements.

Discontinued Operations
During 2010, the Company disposed of Jevco Insurance Company ("Jevco"), American Country Insurance Company ("American Country"), and American Service Insurance Company, Inc. ("American Service").
Each of the operations above is considered to be discontinued operations and is recorded as such in the consolidated statements of operations. In this 2011 Annual Report, unless otherwise disclosed, only continuing operating activities of Kingsway are included. Further information about Kingsway's discontinued operations is contained in Note 5, "Discontinued Operations and Dispositions" to the Consolidated Financial Statements.
Disposition
On March 30, 2011, KAI sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company ("Hamilton") and its subsidiaries, including Amigo, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. ("Acadia"), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016 and a Class B partnership interest in Acadia, representing a 40% economic interest.
A third-party and members of the Hamilton management team hold Class A partnership interests in Acadia representing a 60% economic interest. KAI acts as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton. As a result of this transaction, as of December 31, 2011, Hamilton has notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bear interest at 2% annually.
INSURANCE PRODUCTS
Each of Insurance Underwriting and Insurance Services markets automobile insurance products which provide coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage for claims against our insureds legally responsible for automobile accidents which have injured third-parties or caused property damage to third-parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage policies cover damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft.
Non-Standard Automobile
Non-standard automobile insurance is principally provided to individuals who do not qualify for standard automobile insurance coverage because of their payment history, driving record, place of residence, age, vehicle type or other factors. Such drivers typically represent higher than normal risks and pay higher insurance rates for comparable coverage.
Non-standard automobile insurance loss experience is generally driven by higher frequency and lower severity than the standard automobile market. The higher frequency, however, is mitigated to some extent by higher premium rates, the tendency of high-risk individuals to own low-value automobiles, and generally lower limits of insurance coverage as insureds tend to purchase coverage at the minimum prescribed limits. In the United States, non-standard automobile insurance policies generally have lower limits of insurance commensurate with the minimum coverage requirement under the statute of the state in which we write the business. These limits of liability are typically not greater than $50,000 per occurrence.
The insuring of non-standard drivers is often transitory. When their driving records improve, insureds may qualify to obtain insurance in the standard market at lower premium rates. We often cancel policies for non-payment of premium and, following a period of lapse in coverage, insureds frequently return to purchase a new policy at a later date. As a result, our non-standard automobile insurance policies experience a retention rate that is lower than that experienced for standard market risks. This creates an on-going requirement to replace non-renewing policyholders with new policyholders and to react promptly to issue cancellation notices for non-payment of premiums to mitigate potential bad debt write-offs. Most of our insureds pay their premiums on a monthly installment basis and we typically limit our risk of non-payment of premiums by requiring a deposit for future insurance premiums and the prepayment of subsequent installments.
In the United States, automobile insurers are generally required to participate in various involuntary residual market pools and assigned risk plans that provide automobile insurance coverage to individuals or other entities that are unable to purchase such coverage in the voluntary market. Participation in these pools in most jurisdictions is in proportion to voluntary writings of selected lines of business in those jurisdictions.

Tables 1 and Table 2 below set forth our gross premiums written by line of business and geographic region, respectively, for Insurance Underwriting for the periods indicated. For the year ended December 31, 2011, gross premiums written for non-standard automobile insurance decreased 38.6% to $119.6 million as compared to $194.7 million in 2010. Non-standard automobile insurance accounted for 86.4% and 92.0% of our gross premiums written for the years ended December 31, 2011 and 2010, respectively. The significant decrease in gross premiums written is due to the various steps taken to discontinue unprofitable lines and exit the managing general agent distribution channel, primarily at UCC. Also contributing to the reduction in non-standard automobile premium volumes is the continuing poor economic conditions in much of the United States. The non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in millions of dollars, except for percentages)

	2011		2010
Private passenger auto liability	87.5	63.2%	140.8	66.5%
Auto physical damage	32.1	23.2%	53.9	25.5%
Total non-standard automobile	119.6	86.4%	194.7	92.0%
Commercial auto liability	10.7	7.7%	8.7	4.1%
Allied lines	8.1	5.9%	8.2	3.9%
Total gross premiums written	138.4	100.0%	211.6	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in millions of dollars, except for percentages)

	2011		2010
Florida	64.4	46.5%	95.1	44.9%
Illinois	16.1	11.6%	18.5	8.7%
Texas	12.1	8.7%	13.1	6.2%
California	9.9	7.2%	25.3	12.0%
Nevada	8.8	6.4%	11.7	5.5%
Colorado	7.6	5.5%	13.2	6.2%
Other	19.5	14.1%	34.7	16.5%
Total gross premiums written	138.4	100.0%	211.6	100.0%
Commercial Automobile
Commercial automobile policies provide coverage for low-limit, light-weight, individual unit or small fleet commercial vehicles. For the year ended December 31, 2011, gross premiums written for commercial automobile insurance increased by 23.0% to $10.7 million compared to $8.7 million in 2010. This increase is related in part to a modest increase in gross premiums written at Amigo. This increase also reflects negative gross premiums written at UCC in 2010 resulting from cancellation activity due to its termination of managing general agency agreements.
Allied Lines
Allied lines premium relates to Amigo's participation in the National Flood Insurance Program. The program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency which allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. Under the program, Amigo receives an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting all losses. For the year ended December 31, 2011, gross premiums written from allied lines decreased by 1.2% to $8.1 million compared to $8.2 million in 2010.

MARKETING AND DISTRIBUTION
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 4,700 independent agencies. Insurance Services markets their products to over 5,000 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our insurance guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
Texas business is originated through an affiliated managing general agent and written through an unaffiliated Texas county mutual insurance company. This business is then 100% assumed through a quota-share arrangement by one of our insurance subsidiaries. This represents a common way of originating non-standard automobile business in the state of Texas due to the greater rating and underwriting flexibility accorded Texas county mutual insurance companies under Texas statutes.
No material part of the business of the Company is dependent upon a single customer or group of customers, the loss of any one of which would have a material adverse effect on the Company, and no one customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues.
PRICING AND PRODUCT MANAGEMENT
Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in each of Insurance Underwriting and Insurance Services. Typically, teams comprised of internal pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups track loss performance on a monthly basis so as to alert the operating subsidiaries to the potential need to adjust forms or rates.
COMPETITION
Insurance Underwriting operates in a highly competitive environment. Our core non-standard automobile offerings are policies at the minimum prescribed limits in each state produced entirely through our independent agents. We compete with large national insurance companies and smaller regional insurance companies which produce through independent agents. We also compete with insurance companies which sell policies directly to their customers.
Large national insurance companies and direct underwriters typically operate in standard lines of personal automobile and property insurance in addition to non-standard lines and typically bring with them increased name recognition obtained through extensive media advertising, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, reduced policy acquisition costs and increased customer retention.
From time to time, the non-standard automobile market attracts competition from new entrants. In many cases, these entrants are looking for growth and, as a result, price their insurance below the rates that we believe provide an acceptable return for the related risk. We firmly believe that it is not in our best interest to compete solely on price; consequently, we are willing to experience a loss of market share during periods of intense price competition or "soft" market conditions. In 2010 and 2011, the Company carried out a detailed review of its premium adequacy in the territories in which it operates and has taken steps to terminate business where premium adequacy is unlikely to be achieved within an acceptable period of time.
In order to stay competitive while striving to generate an economic rate of return, we compete on a number of factors such as distribution strength and breadth, premium adequacy, agency relationships, ease of doing business and market reputation. Ultimately, we believe that our ability to compete successfully in our industry is based, among other things, on our ability to:

•	identify markets that are most likely to produce an underwriting profit;

•	operate with a disciplined underwriting approach;

•	practice prudent claims management;

•	establish an appropriate provision for unpaid loss and loss adjustment expenses;

•	strive for cost containment and the economics of shared support functions where deemed appropriate; and

•	provide our independent agents and brokers with competitive commissions, an ease of doing business and additional value-added products and services for them and their customers.

The Company does not compete on the basis of ratings. In October, 2011 the Company had the A.M. Best ratings for all of its insurance subsidiaries withdrawn. As a result, the Company's insurance subsidiaries are currently unrated.
Certain units in Insurance Services operate in the same highly competitive environment as Insurance Underwriting. Other units in Insurance Services operate in an environment with fewer market competitors but with more limited growth opportunities in the particular markets in which they compete. As Insurance Services looks for more opportunities to grow beyond their current markets, it may begin to experience the more highly competitive environment described above for Insurance Underwriting.
UNDERWRITING
Our underwriting philosophy stresses receiving an adequate premium and spread of risks for the business we accept. We regularly monitor premium adequacy by territory, line of business and agency and take actions as necessary. Actions include, but are not limited to, tightening underwriting requirements, filing for premium increases, terminating underperforming programs and agents, non-renewing policies (where permitted) and other administrative changes. Typically, we do not reduce our premiums when competitors underwrite at premium rates that we believe are below acceptable levels. Instead, we focus on maintaining our premium per risk rather than writing a large number of risks at premiums that we believe would be inadequate and thus unprofitable. As a result, our premium volumes may be negatively impacted during a soft market as they have been for the last few years.
CLAIMS MANAGEMENT
Claims management is the process by which Insurance Underwriting and Insurance Services determine the validity and amount of a claim. We believe that claims management is fundamental to our operating results. With respect to Insurance Underwriting, proper and efficient claims management has a direct effect on the operating profit or loss which has been retained related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. With respect to Insurance Services, even though the operating profit or loss is retained by our insurance company partners, proper and efficient claims management has a direct effect on the operating profit or loss of our partners which consequently has a bearing on the strength of our continuing relationship and the opportunities for future growth. Insurance Services also has negotiated contingent commission arrangements which enable it to participate economically in the profitable results of its partners.
The individual operating subsidiaries in each of Insurance Underwriting and Insurance Services primarily employ their own claims adjusters who are responsible for investigating and settling claims. Under certain circumstances, however, our operating subsidiaries will utilize each other's claims expertise where appropriate. Our goal is to settle claims fairly for the benefit of our insureds in a manner that is consistent with the insurance policy language and our regulatory and legal obligations.
In addition to claims adjusters, our operating subsidiaries also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling particularly with respect to identifying instances of fraud. We aggressively combat fraud and have extensive processes in place to investigate suspicious claim activity. We may also employ independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Kingsway records a provision for its unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses. The provision for unpaid losses includes a provision, commonly referred to as case reserves, for losses related to reported claims as well as a provision for losses related to claims incurred but not reported ("IBNR"). The provision for loss adjustment expenses represents the cost to investigate and settle claims.
The provision for unpaid loss and loss adjustment expenses does not represent an exact calculation of the liability but instead represents management's best estimate at a given accounting date, utilizing actuarial and statistical procedures, of the undiscounted estimates of the ultimate net cost of all unpaid loss and loss adjustment expenses. Management continually reviews its estimates and adjusts its provision as new information becomes available. In establishing the provision for unpaid loss and loss adjustment expenses, the Company also takes into account estimated recoveries, reinsurance, salvage and subrogation.
Process for Establishing the Provision for Unpaid Loss and Loss Adjustment Expenses
The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both reported and IBNR claims. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's actuaries.

Factors affecting the provision for unpaid loss and loss adjustment expenses include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.
The process for establishing the provision for loss and loss adjustment expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing the provision is undertaken on a regular basis, generally quarterly, in light of continually updated information.
Multiple estimation methods are available for the analysis of the provision for loss and loss adjustment expenses. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time; therefore, the actual choice of estimation method can change with each evaluation. The estimation method chosen are those that are believed to produce the most reliable indication at that particular evaluation date.
In most cases, multiple estimation methods will be valid for the evaluation of the provision for loss and loss adjustment expenses. This will result in a range of reasonable estimates for the provision. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management's recorded provision or lead to a change in the reported provision.
The exact boundary points of these ranges are more qualitative than quantitative in nature, as no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method switches from being reasonable to unreasonable. As a result, the Company does not believe that the endpoints of these ranges are or would be comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process.
A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate provision for loss and loss adjustment expenses is known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated. Significant structural changes to the available data, product mix or organization can materially impact the provision for loss and loss adjustment expenses.
Informed judgment is applied throughout the process. This includes the application of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. As a result, management may have to consider varying individual viewpoints as part when establishing the provision for loss and loss adjustment expenses.
Variables Influencing the Provision for Unpaid Loss and Loss Adjustment Expenses
The variables discussed above have different impacts on estimation uncertainty for a given product line, depending on the length of the claim tail, the reporting lag, the impact of individual claims and the complexity of the claim process for a given product line.
Property and casualty insurance policies are either written on a claims-made or occurrence basis. Claims-made policies generally cover, subject to requirements in individual policies, claims reported during the policy period. Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.
Product lines are generally classifiable as either long-tail or short-tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short-tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time before final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty.

A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR to the total provision for the product line. Writing new products with material reporting lags can result in adding several years' worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products.
For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being "low frequency/high severity," while lines without this "large claim" sensitivity are referred to as "high frequency/low severity." The provision for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these provisions. In contrast, for high frequency/low severity lines, the impact of individual claims is relatively minor and the range of reasonable provision estimates is narrower and more stable.
Claim complexity can also greatly affect the estimation process by impacting the number of assumptions needed to produce the estimate, the potential stability of the underlying data and claim process, and the ability to gain an understanding of the data. Product lines with greater claim complexity have inherently greater estimation uncertainty.
Actuaries have to exercise a considerable degree of judgment in the evaluation of all these factors in their analysis of the provision for loss and loss adjustment expenses. The human element in the application of actuarial judgment is unavoidable when faced with material uncertainty. Different actuaries may choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimates selected by the various actuaries may differ materially from each other.
Lastly, significant structural changes to the available data, product mix or organization can also materially impact the process for establishing the provision for loss and loss adjustment expenses.
Non-Standard Automobile
For the year ended December 31, 2011, non-standard automobile insurance accounted for 86.4% of the Company's gross premiums written. Non-standard automobile includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage and property damage claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. Given that our core non-standard automobile offerings are policies at the minimum prescribed limits in each state, our business is generally viewed as a high frequency, low severity business.
Examples of common risk factors that could change and, thus, affect the provision for loss and loss adjustment expenses for the non-standard automobile product line include, but are not limited to:

•	trends in jury awards;

•	changes in the underlying court system and its philosophy;

•	changes in case law;

•	litigation trends;

•	frequency of claims with payment capped by policy limits;

•	change in average severity of accidents, or proportion of severe accidents;

•	subrogation opportunities;

•	degree of patient responsiveness to treatment;

•	changes in claim handling philosophies;

•	effectiveness of no-fault laws;

•	frequency of visits to health providers;

•	number of medical procedures given during visits to health providers;

•	types of health providers used;

•	types of medical treatments received;

•	changes in cost of medical treatments;

•	changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.);

•	changes in underwriting standards; and

•	changes in the use of credit data for rating and underwriting.

Any adjustments to the provision for unpaid loss and loss adjustment expenses are reflected in the consolidated statements of operations in the periods in which they become known, and the adjustments are accounted for as changes in estimates. Even after such adjustments, ultimate liability or recovery may exceed or be less than the revised provisions. An adjustment that increases the provision for unpaid loss and loss adjustment expenses is known as an unfavorable development or a deficiency and will reduce net income while an adjustment that decreases the provision is known as a favorable development or a redundancy and will increase net income.
Table 3 below shows the provision, gross of reinsurance, for unpaid loss and loss adjustment expenses allocated between case reserves and IBNR reserves as of December 31, 2011 and 2010. The provision for unpaid loss and loss adjustment expenses decreased by 31.1% to $120.3 million at the end of 2011 compared to $174.7 million at the end of 2010. During 2011, case reserves decreased by 37.0%, while IBNR reserves decreased by 18.4% compared to December 31, 2010.
TABLE 3 Provision, gross of reinsurance, for unpaid loss and loss adjustment expenses by case and IBNR reserves
As of December 31 (in millions of dollars)

	2011	2010
Case reserves	75.5	119.8
IBNR reserves	44.8	54.9
Total provision for unpaid loss and loss adjustment expenses	120.3	174.7
Historical Development of Unpaid Loss and Loss Adjustment Expenses
Table 4 summarizes the changes over time in the Company's provision for unpaid loss and loss adjustment expenses.
The first section of the table shows the provision for unpaid loss and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The original provision for each year is presented on a gross basis as well as net of estimated reinsurance recoverable on unpaid loss and loss adjustment expenses.
The second section displays the cumulative amount of payments made through the end of each subsequent year with respect to each original provision. The third section presents the re-estimation over subsequent years of each year's original net liability for unpaid loss and loss adjustment expenses as more information becomes known and trends become more apparent. For example, as of December 31, 2011, we had paid $96.1 million of the currently re-estimated provision of $98.3 million for loss and loss adjustment expenses that had been incurred through the end of 2005 and which were originally estimated to be $106.3 million at December 31, 2005. As a result, an estimated $2.2 million of loss and loss adjustment expenses incurred through December 31, 2005 remain unpaid as of December 31, 2011. The final section compares the latest re-estimation to the original estimate for each year presented in the table on both a gross and net basis.
The development of the provision for unpaid loss and loss adjustment expenses is shown by the difference between the original estimates and the re-estimated liabilities at each subsequent year-end. The re-estimated liabilities at each year-end are based on actual payments in full or partial settlement of claims plus re-estimates of the payments required for claims still open or IBNR claims. Favorable development (redundancy) means that the original estimated provision was higher than subsequently re-estimated. Unfavorable development (deficiency) means that the original estimated provision was lower than subsequently re-estimated. The cumulative development represents the aggregate change in the estimates over all prior years. Continuing with the December 31, 2005 example, the final section shows that the re-estimated net liability of $98.3 million reflected a cumulative $8.0 million redundancy in relation to the $106.3 million originally estimated at December 31, 2005.

TABLE 4 Provision for unpaid loss and loss adjustment expense, net of recoveries from reinsurers
As of December 31, 2011 (in millions of dollars, except percentages)

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Unpaid loss and loss adjustment expenses originally established - end of year, gross	120.3	174.7	186.7	183.2	198.0	119.1	106.8	104.9	100.0	73.7	61.0
Less: reinsurance recoverable on unpaid loss and loss adjustment expenses	0.3	8.0	—	0.5	0.3	0.3	0.5	0.3	0.4	0.1	1.0
Unpaid loss and loss adjustment expenses originally established - end of year, net	120.0	166.7	186.7	182.7	197.7	118.8	106.3	104.6	99.6	73.6	60.0
Cumulative net paid as of:
One year later		105.2	111.7	107.1	108.6	48.8	50.0	52.6	61.4	55.4	41.5
Two years later			155.5	156.8	150.5	75.5	71.0	73.3	83.6	78.3	58.7
Three years later				180.4	174.3	90.9	83.9	84.2	95.2	88.8	68.9
Four years later					183.6	98.8	91.3	90.0	101.3	93.8	73.2
Five years later						101.4	94.9	94.4	104.0	95.8	75.1
Six years later							96.1	95.9	107.7	96.8	75.9
Seven years later								96.5	108.4	100.2	76.4
Eight years later									108.7	100.6	79.6
Nine years later										100.7	79.7
Ten years later											79.7
Re-estimated liability as of:
One year later		174.6	201.1	184.5	190.2	109.0	105.1	102.0	102.5	90.7	68.0
Two years later			202.0	197.6	186.9	104.9	98.2	99.7	107.7	96.4	72.9
Three years later				198.0	193.3	106.0	96.6	97.1	108.1	99.6	75.5
Four years later					191.9	106.8	97.6	96.2	106.6	99.7	77.8
Five years later						106.0	98.0	97.4	106.6	97.8	78.1
Six years later							98.3	97.5	109.2	98.2	76.6
Seven years later								97.8	109.3	101.1	77.2
Eight years later									109.4	101.0	80.1
Nine years later										101.0	79.9
Ten years later											79.8

As of December 31, 2011: Cumulative (redundancy) deficiency		7.9	15.3	15.3	(5.8)	(12.8)	(8.0)	(6.8)	9.8	27.4	19.8
Cumulative (redundancy) deficiency as a % of unpaid loss and loss adjustment expenses originally established - net		4.7%	8.2%	8.4%	(2.9)%	(10.8)%	(7.5)%	(6.5)%	9.8%	37.2%	33.0%
Re-estimated liability - gross		182.6	202.0	198.0	191.9	106.0	98.3	97.8	109.4	101.0	79.8
Less: re-established reinsurance recoverable		8.0	—	—	—	—	—	—	—	—	—
Re-estimated provision - net		174.6	202.0	198.0	191.9	106.0	98.3	97.8	109.4	101.0	79.8
Cumulative deficiency (redundancy) - gross		7.9	15.3	14.8	(6.1)	(13.1)	(8.5)	(7.1)	9.4	27.3	18.8
% of unpaid loss and loss adjustment expenses originally established - gross		4.5%	8.2%	8.1%	(3.1)%	(11.0)%	(8.0)%	(6.8)%	9.4%	37.0%	30.8%

Rollforward of Unpaid Loss and Loss Adjustment Expenses
Table 5 shows a rollforward of the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers. The effect on the Company's net loss during the past two years due to changes in estimates of prior year unpaid loss and loss adjustment expenses is shown as the "prior years" contribution to incurred losses. The consolidated financial statements are presented on a calendar year basis for all data. Calendar year results reflect payments and re-estimation of the provision that have been recorded in the consolidated financial statements during the applicable reporting period without regard to the periods in which the original losses were incurred. Calendar year results do not change after the end of the applicable reporting period, even as new information develops.
TABLE 5 Rollforward of unpaid loss and loss adjustment expenses
As of December 31 (in millions of dollars)

	2011	2010
Balance at January 1, net	166.7	186.7
Incurred related to:
Current year	135.2	199.6
Prior years	7.9	14.4
Paid related to:
Current year	(84.6)	(122.3)
Prior years	(105.2)	(111.7)
Balance at December 31, net	120.0	166.7
Reinsurers' share of unpaid loss and loss adjustment expenses	0.3	8.0
Balance at December 31, gross	120.3	174.7
INVESTMENTS
We manage our investments to support the liabilities of our insurance operations, to preserve capital, maintain adequate liquidity and to maximize after-tax investment returns within acceptable risks. We invest predominantly in high-quality fixed maturities with relatively short durations. The fixed maturities portfolios are managed by a third-party firm. The Investment and Capital Committee of the Board of Directors is responsible for monitoring their performance and compliance with the Company's investment policies and guidelines.
Our investment guidelines stress the preservation of capital, liquidity to support payment of our liabilities and the diversification of risk. The Investment and Capital Committee of the Board of Directors reviews and approves the investment guidelines at least annually. We are also subject to the applicable state regulations that prescribe the type, quality and concentration of investments that individual insurance companies can make.
For further descriptions of the Company's investments, see our disclosures under the headings "Net Investment Income," "Net Realized Gains," "Investments," "Liquidity and Capital Resources," and "Critical Accounting Estimates and Assumptions" in the MD&A and Note 6, "Investments," and Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REINSURANCE
We purchase excess of loss reinsurance to reduce our exposure to loss related events which may affect only one of our policyholders as well as catastrophic events which may simultaneously affect many of our policyholders. We also purchase quota-share reinsurance to increase our capacity to underwrite additional insurance risks.
We generally purchase reinsurance to limit our net exposure to a maximum amount on any one loss of $0.5 million with respect to commercial automobile liability claims. For most of the personal non-standard automobile business that we write in the United States, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We purchase reinsurance above a retention of $2.0 million to protect against awards in excess of our policy limits.  We purchase catastrophe reinsurance that provides $5.5 million coverage in excess of a $0.5 million retention for certain books of business. One of our insurance subsidiaries has also entered into a quota-share reinsurance arrangement during the fourth quarter of 2011 under which it cedes 25% of certain portions of its book of business to a third-party reinsurer.

Reinsurance ceded does not relieve us of our ultimate liability to our insureds in the event that any reinsurer is unable to meet its obligations under its reinsurance contracts. We therefore enter into reinsurance contracts with only those reinsurers who we believe have sufficient financial resources to meet their obligations to us. Reinsurance treaties generally have terms of one year and, as a result, are subject to renegotiation annually.
Because our reinsurance recoverable is generally unsecured, we regularly evaluate the financial condition of our reinsurers and monitor the concentrations of credit risk to minimize our exposure to significant losses as a result of the insolvency of a reinsurer. We believe that the amounts we have recorded as reinsurance recoverables are appropriately established. Estimating our reinsurance recoverable, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Estimating amounts of reinsurance recoverable is also impacted by the uncertainties involved in the establishment of provisions for unpaid loss and loss adjustment expenses. As our underlying provision develops, the amounts ultimately recoverable may vary from amounts currently recorded.
As of December 31, 2011, we had $0.7 million recoverable from third-party reinsurers. As shown in Table 6 below, at December 31, 2011, approximately 87.5% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 6 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2011

A++	0.1%
A-	87.4%
Not rated	12.5%
Total	100.0%
DEBT
Debt includes LROC preferred units, senior unsecured debentures and subordinated debt, which are carried at fair value.
Debt consists of the following instruments:
TABLE 7 Debt
As of December 31 (in millions of dollars)

	2011		2010
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	1.7	1.6	12.5	12.2
7.5% Senior notes due 2014	27.0	26.8	27.0	24.9
LROC preferred units due 2015	19.3	8.8	19.8	13.1
Subordinated debt	90.5	16.4	90.5	40.5
Total	138.5	53.6	149.8	90.7
Further information regarding our debt is discussed within the "Debt" section of MD&A and Note 13, "Debt" to the Consolidated Financial Statements.
REGULATORY ENVIRONMENT
Our insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, trade practices, claims practices, investments, payment of dividends, transactions with affiliates and solvency. The majority of our insurance operations is in states requiring prior approval by regulators before proposed rates for property and casualty policies may be implemented.
We are a holding company with no business operations of our own. Our ability to meet our debt payment obligations and cover our operating expenses is largely dependent on dividends or other payments from our operating subsidiaries as well as the sale of assets held by the holding company. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, none of our insurance subsidiaries is able to declare and pay a dividend to the holding company without prior regulatory approval. Other transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is executed.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2011, the total adjusted capital of each of Kingsway's insurance subsidiaries exceeded the minimum levels required under RBC standards.
Our insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Our insurance subsidiaries also are required to participate in various involuntary pools or assigned risk pools. In most states, the involuntary pool participation of our insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.
We operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverage and agency and claim services that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.
The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state's rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or request changes in our rates. In addition, certain states in which we operate have laws and regulations that limit an automobile insurance company's ability to cancel or not renew policies.
We are subject to state laws and regulations that require diversification of our investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.
The acquisition of control of our insurance company subsidiaries requires the prior approval of their applicable insurance regulators. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding voting securities of an insurance company or its parent company is presumed to have acquired control of the insurance company.
The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company.
The Gramm-Leach-Bliley Act protects consumers from the unauthorized dissemination of certain personal information. The majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

In July 2010, the Dodd-Frank Act (the "DFA”) was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study is required to be delivered to Congress within 18 months after enactment of the DFA and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation.
On August 2, 2011, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's non-compliance with a NYSE listing criterion requiring an average closing price of a security not be lower than $1.00 per share over a consecutive 30 trading-day period. Kingsway has notified the NYSE of its intention to address this non-compliance through a reverse stock split, which will be submitted for shareholder approval at its Annual and Special Meeting of Shareholders to be held on May 31, 2012. The Company's common stock continues to be listed on the NYSE and trades as usual; however, the consolidated tape now includes a ".BC" indicator, which will be removed at such time as the Company is deemed compliant with the NYSE's continued listing standards.
EMPLOYEES
At December 31, 2011, we employed 663 personnel supporting our continuing operations, of which 650 are full-time employees.
ACCESS TO REPORTS
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website at www.kingsway-financial.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2011 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
Kingsway is a holding company, and its operating insurance subsidiaries are subject to dividend restrictions and are required to maintain minimum capital and surplus levels, which could limit our operations and have a material adverse effect on our financial condition.
Kingsway is a holding company with assets consisting primarily of the capital stock of its subsidiaries. Our operations are and will continue to be limited by the earnings of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations. In addition, payments of dividends to us by our insurance and reinsurance subsidiaries are subject to various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries, including Barbados and Bermuda. In light of the Company's current financial situation resulting from losses recorded in recent years, all of the Company's regulated U.S. insurance subsidiaries are currently restricted from making dividend payments to Kingsway without regulatory approval, and the Company expects these restrictions to continue. In the case of other subsidiaries not currently subject to these restrictions, these subsidiaries may be limited in their ability to make dividend payments or advance funds to Kingsway in the future because of the need to support their own capital levels. The inability of our subsidiaries to pay dividends to us could have a material adverse effect on our financial condition.
See the "Liquidity and Capital Resources" section of MD&A for a detailed description of the regulatory capital requirements of the operating insurance subsidiaries and for a description of the capital management framework. No assurances can be given that the operating insurance subsidiaries will be able to maintain compliance with these regulatory capital requirements.

A difficult economy generally may materially adversely affect our business, results of operations and financial condition.
An adverse change in market conditions leading to instability in the global credit markets presents additional risks and uncertainties for our business. In particular, deterioration in the public debt markets could lead to investment losses and an erosion of capital in our insurance company subsidiaries as a result of a reduction in the fair value of investments.
Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. We could also experience a reduction in capital in our insurance subsidiaries below levels required by the regulators in the jurisdictions in which they operate. Certain trust accounts and letters of credit for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust and/or letter of credit agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements.
Market volatility may also make it more difficult to value certain of our investments if trading becomes less frequent. Disruptions, uncertainty and volatility in the global credit markets may also impact our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. There can be no assurance that market conditions will not deteriorate in the near future.
Financial disruption or a prolonged economic downturn may materially and adversely affect our business.
Worldwide financial markets have experienced extraordinary disruption and volatility during the last few years, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies are experiencing reduced liquidity and uncertainty as to their ability to raise capital. In the event that these conditions persist or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment, adequacy of unpaid loss and loss adjustment expenses and regulatory developments.
We have substantial outstanding debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2011, we had $138.5 million principal value of outstanding debt. Because of our substantial outstanding debt:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could be limited;

•
our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

•	a large portion of our cash flow must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

•
we are exposed to the risk of increased interest rates because our outstanding subordinated debt, representing $90.5 million of principal value, bears interest directly related to the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR");

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•
we may be at a competitive disadvantage compared to our competitors with proportionately less debt or with comparable debt on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

•	we may be prevented from carrying out capital spending that is, among other things, necessary or important to our growth strategy and efforts to improve the operating results of our businesses.
Increases in interest rates would increase the cost of servicing our debt and could materially affect our results of operation.
$90.5 million principal value of our outstanding debt bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could materially affect our results of operation and cash flows. As of December 31, 2011, each one percentage point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.

Our operations are restricted by the terms of our debt indentures, which could limit our ability to plan for or to react to market conditions or meet our capital needs.
Our debt indentures contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate, pay dividends or redeem common stock, and incur liens to secure debt. The covenants under our debt agreements could limit our ability to plan for or react to market conditions or to meet our capital needs. Our ability to comply with the covenants in these agreements may be affected by events beyond our control, and we may have to curtail some of our operations, restructuring and growth plans to maintain compliance. No assurances can be given that we will be able to maintain compliance with these covenants.
If we are not able to comply with the covenants and other requirements contained in the debt indentures, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, we could be prohibited from accessing additional borrowings, and the holders of the defaulted debt instrument could declare amounts outstanding with respect to such debt to become immediately due and payable. Upon such an event, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
The Investment and Capital Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company. For capital initiatives undertaken in 2011, see the "Liquidity and Capital Resources" section of MD&A.
We may not be able to realize our investment objectives, which could significantly reduce our net income.
We depend on income from our investments for a substantial portion of our earnings. A significant decline in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain investments primarily comprised of fixed maturities. As of December 31, 2011, the fair value of our investments included $93.7 million of fixed maturities. Due to declines in the yields on fixed maturities, we face reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturities.
In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the securities markets and, consequently, the value of the investments we own. We may not be able to realize our investment objectives, which could reduce our profitability significantly.
Kingsway has generated net operating loss carryovers for U.S. income tax purposes, but its ability to preserve and use these net operating losses may be limited or impaired by future ownership changes or the Company's inability to generate future taxable income.
The Company's U.S. businesses have generated substantial operating losses during the last several years.  The Company has also generated losses related to many of its recent U.S. divestitures.  These losses can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income.  The utilization of these losses would have a positive effect on the Company's cash flow.  The Company's operations, however, remain challenged, and there can be no assurance that the Company will generate the taxable income in the future necessary to utilize these losses and realize the positive cash flow benefit.  Furthermore, the availability of these losses to be utilized in the future can become limited if certain ownership changes occur as defined within Section 382 of the U.S. Internal Revenue Code.  In such a circumstance, the Company may be unable to utilize the losses and generate the cash flow benefit even if it generates future taxable income.  There can be no assurance that such ownership changes will not occur in the future.
COMPLIANCE RISK
If we fail to comply with applicable insurance and securities laws or regulatory requirements, our business, results of operations and financial condition could be adversely affected.
As a publicly traded holding company listed on the Toronto and New York Stock Exchanges and which owns several property and casualty insurance subsidiaries, we are subject to numerous laws and regulations. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators.

Insurance regulations are generally designed to protect policyholders rather than shareholders and are related to matters including:

•	rate setting;

•	risk-based capital and solvency standards;

•	restrictions on the amount, type, nature, quality and quantity of investments;

•	the maintenance of adequate provisions for unearned premiums and unpaid loss and loss adjustment expenses;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims-settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions; and

•	insolvency proceedings.
In light of losses incurred in recent years, Kingsway and its regulated subsidiaries have been subject to intense review and supervision by insurance regulators. Regulators have taken significant steps to protect the policyholders of the companies we own. These steps have included:

•	requesting additional capital contributions from Kingsway to its insurance subsidiaries; and

•	requiring more frequent reporting, including with respect to capital and liquidity positions.
These and other actions have made it challenging for the Company to continue to maintain focus on the operation and development of its businesses. The Company does not expect these conditions to change in the foreseeable future.
In light of financial performance and a number of material transactions executed during the year, the Company has been asked to respond to questions from and provide information to regulatory bodies overseeing insurance and/or securities laws in Canada and the United States. The Company has cooperated in all respects with these reviews and has responded to information requests on a timely basis.
Any failure to comply with applicable laws or regulations could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage or claims-handling procedures, could materially adversely affect our business, results of operations and financial condition. It is not possible to predict the future impact of changing federal, state and provincial regulation on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations.
Our business is subject to risks related to litigation and regulatory actions.
We are a defendant in a number of legal actions relating to our insurance and other business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes regarding sales practices, disclosure, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes with taxing authorities regarding our tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by us.
In addition, plaintiffs continue to bring new types of legal actions against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant award or a judicial ruling that was otherwise detrimental, could create a precedent in our industry that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

We may be subject to governmental or administrative investigations and proceedings in the context of our highly regulated businesses. We cannot predict the outcome of these investigations, proceedings and reviews, and cannot assure that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.
STRATEGIC RISK
The Company's achievement of its strategic objectives is highly dependent on effective change management.
The Company has continued to divest subsidiaries, exit states and lines of business and terminate managing general agent relationships with the objective of focusing on core lines of business, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to the Company's structure and business processes. While these changes are expected to bring benefits to the Company in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Ineffective change management may result in disruptions to the operations of the business or may cause employees to act in a manner which is inconsistent with Company objectives. Any of these events could negatively impact the Company's performance. The Company may not always achieve the expected cost savings and other benefits of its initiatives.
The Company may experience difficulty continuing to reduce its holding company expenses while at the same time retaining staff given the significant reduction in size and scale of its businesses.
The Company has divested a number of subsidiaries during the last few years and significantly reduced its written premium in the subsidiaries it continues to own. At the same time, the Company has been downsizing its holding company expense base in an attempt to compensate for the reduction in scale. There can be no assurance that the Company's remaining businesses will produce enough cash flow to adequately compensate and retain the staff necessary to continue the restructuring and to service the Company's other holding company obligations, particularly the interest expense burden of its remaining outstanding debt.
The insurance industry and related businesses in which we operate may be subject to periodic negative publicity which may negatively impact our financial results.
Our products and services are ultimately distributed to individual consumers. From time to time, consumer advocacy groups or the media may focus attention on insurance products and services, thereby subjecting our industry to periodic negative publicity. We also may be negatively impacted if participants in one or more of our markets engage in practices resulting in increased public attention to our businesses. Negative publicity may also result in increased regulation and legislative scrutiny of practices in the property and casualty insurance industry as well as increased litigation. These factors may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services, or by increasing the regulatory burdens under which we operate.
The highly competitive environment in which we operate could have an adverse effect on our business, results of operations and financial condition.
The property and casualty markets in which we operate are highly competitive. We compete with major North American and other insurers, many of which have more financial, marketing and management resources than we do. There may also be other companies of which we are not aware that may be planning to enter the property and casualty insurance industry. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although our pricing is influenced to some degree by that of our competitors, we generally believe that it is not in our best interest to compete solely on price. As a result, we are willing to experience from time to time a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business.
In our non-standard automobile business, we compete with both large national underwriters and smaller regional companies. Our competitors include other companies that, like us, serve the independent agency market, as well as companies that sell insurance directly to customers. Direct underwriters may have certain competitive advantages over agency underwriters, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and reduced costs to acquire policies.
Additionally, in certain states, government-operated risk plans may provide non-standard automobile insurance products at lower prices than those we provide.

From time to time, our markets may also attract competition from new entrants. In some cases, such entrants may, because of inexperience, the desire for new business or for other reasons, price their insurance below the rates that we believe offer acceptable premiums for the related risk. Further, a number of our competitors, including new entrants to our markets, are developing e-business capabilities which may impact the level of business transacted through our more traditional distribution channels or that may affect pricing in the market as a whole.
Engaging in acquisitions involves risks and, if we are unable to effectively manage these risks, our business may be materially harmed.
From time to time we engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions.
Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid loss and loss adjustment expenses;

•	diversion of management's attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.
We may not be able to integrate or operate successfully any business, operations, personnel, services or products that we may acquire in the future.
The tax benefit preservation plan may inhibit potential acquisition bids.
The Company has approximately $783.7 million of net operating losses ("NOLs") potentially available to offset the future income of certain of the U.S. operations of the Company and its subsidiaries. These NOLs may be at risk of impairment or possible elimination if the threshold for change of ownership under U.S. federal income tax rules were to be triggered. The loss of the NOLs could have a material impact on shareholder value. Accordingly, the shareholders of the Company ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Company and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the NOLs. The Plan is designed to reduce the likelihood that the Company will experience an ownership change without the approval of the Board of Directors. While the Plan was designed to protect the NOLs, it may also serve to inhibit potential acquisition bids which may otherwise be beneficial to our shareholders.
OPERATIONAL RISK
Our insurance subsidiaries' provisions for unpaid loss and loss adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our insurance subsidiaries' provisions for unpaid loss and loss adjustment expenses do not represent an exact calculation of our actual liability but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of reported and IBNR claims. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both reported and IBNR claims and, as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

•	actuarial projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;

•	estimates of future trends in claims severity and frequency;

•	legal theories of liability;

•	variability in claims-handling procedures;

•	economic factors such as inflation;

•	judicial and legislative trends, actions such as class action lawsuits, and judicial interpretation of coverages or policy exclusions; and

•	the level of insurance fraud.
Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. In addition, there may be significant reporting lags between the occurrence of insured events and the time they are actually reported to us and additional lags between the time of reporting and final settlement of claims.

As time passes and more information about the claims becomes known, the estimates are appropriately adjusted upward or downward to reflect this additional information. Because of the elements of uncertainty encompassed in this estimation process, and the extended time it can take to settle many of the more substantial claims, several years of experience may be required before a meaningful comparison can be made between actual losses and the original provision for unpaid loss and loss adjustment expenses.
We cannot assure that we will not have unfavorable development in the future. In addition, we have in the past, and may in the future, acquire other insurance companies. We cannot assure that the provisions for unpaid loss and loss adjustment expenses of the companies that we acquire are or will be adequate.
In addition, government regulators could require that we increase our provisions if they determine that our provisions for unpaid loss and loss adjustment expenses are understated. When we increase the provision for unpaid loss and loss adjustment expenses, our pre-tax increases to the provision for unpaid loss and loss adjustment expenses causes a reduction in our insurance subsidiaries' surpluses which could adversely affect our ability to sell insurance policies.
Our reliance on independent agents can impact our ability to maintain business, and it exposes us to credit risk.
We market and distribute our automobile insurance products through a network of independent agents in the United States. As a result, we rely heavily on these agents to attract new business. They typically represent more than one insurance company, which may expose us to competition within the agencies and, therefore, we cannot rely on their commitment to our insurance products. Loss of all or a substantial portion of the business provided by these intermediaries could have a material adverse effect on our business, results of operations and financial condition.
In accordance with industry practice, our customers often pay the premiums for their policies to agents for payment to us. These premiums are considered paid when received by the agent and thereafter the customer is no longer liable to us for those amounts, whether or not we have actually received the premiums from the agent. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance balances.
The majority of our gross premiums written are derived from the non-standard automobile markets. If the demand for insurance in this market declines, our results of operations could be adversely affected.
For the year ended December 31, 2011, approximately 86.4% of our gross premiums written were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of premiums from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas.
Certain jurisdictions, specifically Florida, Illinois, Texas, California, Nevada and Colorado, generated 85.9% of gross written premiums during 2011.
Our results of operations may, therefore, be adversely affected by any catastrophic losses in these areas. Catastrophic losses can be caused by a wide variety of events, including earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, and their incidence and severity are inherently unpredictable. Catastrophic losses are characterized by low frequency but high severity due to aggregation of losses and could result in adverse effects on our results of operations or financial condition. Our results of operations may also be adversely affected by general economic conditions, competition, regulatory actions or other business conditions that affect losses or business conditions in the specific areas in which we do most of our business.
If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay amounts due to us, we may be adversely affected.
We purchase reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2011, we had $0.7 million recoverable from third-party reinsurers.
The amount and cost of reinsurance available to our insurance companies are subject, in large part, to prevailing market conditions beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. We cannot assure that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments.
Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial condition, results of operation and cash flows.
Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful implementation of new information technology systems could adversely impact our operations. In addition, any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely impact our business, financial condition, results of operation and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology or other services fail to fulfill their obligations to us, our operations may be adversely impacted. Any of these circumstances could adversely impact our reputation, business, financial condition, results of operation and cash flows.
Our success depends on our ability to price accurately the risks we underwrite.
Our results of operation and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay loss and loss adjustment expenses and other expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.

Consequently, we could underprice risks, which would adversely affect our underwriting results, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our results of operation could be materially and adversely affected.
Our results of operation may fluctuate as a result of cyclical changes in the property and casualty insurance industry.
Our results of operation are primarily attributable to the property and casualty insurance industry, which as an industry is cyclical in nature and has historically been characterized by soft markets followed by hard markets. A soft market is a period of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates. A hard market is a period of capital shortages resulting in lack of insurance availability, relatively low levels of competition, more selective underwriting of risks and relatively high premium rates. If we find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing in a softening market, we may experience a reduction in our premiums written and, therefore, in our earned premium revenues, which could adversely affect our results of operation.
HUMAN RESOURCES RISK
Our business depends upon key employees, and if we are unable to retain the services of these key employees or to attract and retain additional qualified personnel, our business may be adversely affected.
Our success at improving the Company's performance will be dependent in part on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect our results of operations.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Owned Properties
Insurance Underwriting owns and occupies a building located in Florida consisting of approximately 57,386 square feet.
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 68,563 at six locations in six states. The latest expiration date of the existing leases is in December 2017.
Insurance Services leases facilities with an aggregate square footage of approximately 84,042 at three locations in two states. The latest expiration date of the existing leases is in May 2016.
Item 3. Legal Proceedings
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with the various proceedings at this time, it is possible that some of the actions may result in a loss with a material adverse effect on its financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the Toronto Stock Exchange ("TSX") and the NYSE under the trading symbol "KFS."
The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the TSX and NYSE:

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2011
Quarter 4	C$	0.87	C$	0.49	$1.00	$0.48
Quarter 3	0.99		0.73		1.05	0.72
Quarter 2	1.26		0.89		1.31	0.91
Quarter 1	1.45		0.84		1.51	0.86
2010
Quarter 4	1.74		1.19		1.70	1.18
Quarter 3	2.09		1.60		2.05	1.55
Quarter 2	2.73		1.55		2.72	1.53
Quarter 1	2.07		1.34		1.96	1.30

Shareholders of Record
As of March 29, 2012, the closing sales price of our common shares as reported by the TSX was C$0.76 per share and as reported by the NYSE was $0.77 per share.
As of March 30, 2012, we had 52,595,828 common shares issued and outstanding, held by approximately 7,185 shareholders of record.
Dividends
The Company has not declared a dividend since the first quarter of 2009. The declaration and payment of dividends is subject to the discretion of our Board of Directors after taking into account many factors, including financial condition, results of operations, anticipated cash needs and other factors deemed relevant by our Board of Directors. For a discussion of our cash resources and needs, see the "Liquidity and Capital Resources" section of MD&A.
We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, none of our insurance subsidiaries is able to declare and pay a dividend to the holding company without prior regulatory approval. There are no restrictions on the payment of dividends from Insurance Services.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2011, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our Amended and Restated Stock Option Plan (the "Stock Option Plan"), adopted by the Board of Directors of the Company in 2007. The Stock Option Plan has been approved by the shareholders of the Company.

The following summary information is presented for the Stock Option Plan as of December 31, 2011:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,591,500	$5.26	2,945,726
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,591,500	$5.26	2,945,726

Recent Sales of Unregistered Securities
During 2011, we did not have any unregistered sales of our equity securities.
Repurchases of Equity Securities
During 2011, we did not have any repurchases of our equity securities.

Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Kingsway is a holding company and is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. Throughout this 2011 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 17 states. In 2011, production in the following states represented 85.9% of the Company's gross premiums written: Florida (46.5%), Illinois (11.6%), Texas (8.7%), California (7.2%), Nevada (6.4%) and Colorado (5.5%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2011, non-standard automobile insurance accounted for 86.4% of the Company's gross premiums written.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and KAI Advantage Auto, Inc. ("Advantage Auto"). Throughout this 2011 Annual Report, the term "Insurance Services" is used to refer to this segment.
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
Advantage Auto is a licensed property and casualty agent. Advantage Auto is licensed as an agency in Illinois and Indiana and produces business in both states.
NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2011 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating loss, gross premiums written, net premiums written, and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating Loss
Operating loss represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 22, "Segmented Information" to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax benefit which, in addition to operating loss, includes net investment income, net realized gains on investments, gain (loss) on change in fair value of debt, other income, general and administrative expenses, restructuring costs, interest expense, amortization of other intangible assets, goodwill impairment, gain on buy-back of debt and consolidation of debt, and equity in net income of investee.
Gross Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the consolidated statements of operations, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in Insurance Underwriting with some indication of profit potential subject to the levels of our retentions, expenses and loss costs.
Net Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the consolidated statements of operations, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in Insurance Underwriting. It provides some indication of profit potential subject to our expenses and loss costs.
Underwriting Ratios
Kingsway, like many insurance companies, analyzes performance based on underwriting ratios such as combined, expense and loss ratios. The loss ratio is derived by dividing the amount of net loss and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of commissions and premium taxes and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred tax assets, valuation of other intangible assets and goodwill recoverability, deferred policy acquisition costs, and fair value assumptions for debt obligations.
Provision for Unpaid Loss and Loss Adjustment Expenses
A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for unpaid loss and loss adjustment expenses. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's actuaries. Further information regarding estimates used in determining our provision for unpaid loss and loss adjustment expenses is discussed in the “Unpaid Loss and Loss Adjustment Expenses” section of Part I, Item 1 of this Annual Report and Note 12, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
Factors affecting the provision for unpaid loss and loss adjustment expenses include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.
During 2010, the Company moved responsibility for evaluating and setting the provision for unpaid loss and loss adjustment expenses to an internal process, with the objective of increasing consistency and accountability relating to variability of the provision. The provision is evaluated by the Company's actuaries with the results then shared with management, which is responsible for establishing the provision recorded in the consolidated balance sheets.
In the year-end actuarial review process, an analysis of the provision for unpaid loss and loss adjustment expenses is completed for each insurance subsidiary.  Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs.  These methods include Paid Loss Development, Incurred Loss Development, Paid Bornhuetter-Ferguson, Incurred Bornhuetter-Ferguson, Berquist-Sherman Paid Method, Berquist-Sherman Reported Method and frequency-severity method. Reasonability tests such as average outstanding provision for loss and loss adjustment expenses, ultimate loss trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, IBNR reserves and a provision for unallocated loss adjustment expenses.

Because the establishment of the provision for unpaid loss and loss adjustment expenses is an inherently uncertain process involving estimates, current provisions may need to be updated. Adjustments to the provision, both favorable and unfavorable, are reflected in the consolidated statements of operations for the periods in which such estimates are updated. The Company's actuaries develop a range of reasonable estimates and a point estimate of unpaid loss and loss adjustment expenses. The actuarial point estimate is intended to represent the actuaries' best estimate and will not necessarily be at the mid-point of the high and low estimates of the range.
Valuation of Fixed Maturities and Equity Investments
Our equity investments are recorded at fair value using quoted prices from active markets. For fixed maturities, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Any change in the estimated fair value of our investments could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our consolidated balance sheets.
Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of operations. Premium and discount on investments are amortized and accredited using the interest method and charged or credited to net investment income.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. We perform a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures, as applicable:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances which management believes may impact the recoverability of the unrealized loss positions;

•
obtaining a valuation analysis from third-party investment managers regarding the intrinsic value of these investments based on their knowledge and experience together with market-based valuation techniques;

•	reviewing the trading range of certain investments over the preceding calendar period;

•	assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;

•	assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and

•	assessing the company's ability and intent to hold these investments at least until the investment impairment is recovered.
The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;

•	the past trading patterns of individual investments may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
The Company did not recognize any impairment related to its fixed maturities or equity investments that was considered other-than-temporary for the years ended December 31, 2011 and 2010.
Valuation of Deferred Income Tax Assets
The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in our consolidated financial statements. In determining our provision for income taxes, we interpret tax legislation in a variety of jurisdictions and make assumptions about the expected timing of the reversal of deferred income tax assets and liabilities and the valuation of deferred income tax assets.

A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company's past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies.
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2011, the Company maintains a valuation allowance of $260.1 million, $258.9 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of the continued losses of the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
Future events may result in the valuation allowance being adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax assets would meet the more likely than not standard, the valuation allowance would be reversed in the period that such a conclusion were reached.
Valuation of Other Intangible Assets and Goodwill Recoverability
Goodwill and intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, by applying a fair value-based test. In determining fair value, valuation models such as price-to-earnings ratios and other multiples are used. Management must make estimates and assumptions in determining the fair value of a reporting unit that may affect any resulting impairment write-down. This includes assumptions regarding fluctuations in future earnings from the reporting units. Management then compares the fair value of a reporting unit to the carrying amount. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, a second step of impairment is performed to compare the implied fair value of the reporting unit with the carrying amount. In connection with the annual impairment assessment performed as of December 31, 2011, all reporting units were tested. Based on the assessment, an impairment provision of $2.8 million has been recorded against the goodwill of the Company related to the Itasca acquisition described in the "Acquisitions, Discontinued Operations and Dispositions" section in Item 1 of this 2011 Annual Report. The Company concluded that the carrying amount of goodwill related to the Itasca acquisition exceeded its fair value and, therefore, was not recoverable. The determination that the fair value of the goodwill was less than its carrying value resulted primarily from a decline in the quoted value of Kingsway's common stock as compared to the book value per share of the Company at December 31, 2011. Additional information regarding our goodwill and intangible assets accounting is included in Note 10, "Goodwill and Intangible Assets," to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, primarily commissions, advertising, premium taxes and underwriting and agency expenses related to issuing policies, are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated net investment income.
Fair Value Assumptions for Debt Obligations
Our LROC preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence. Any change in the estimated fair value of our debt is reflected in the gain or loss on the change in fair value of debt we record in the consolidated statements of operations and in the carrying value for our debt on our consolidated balance sheets.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment net operating loss to net loss for the years ended December 31, 2011 and 2010 is presented in Table 1 below:
TABLE 1 Segment Net Income (Loss)
For the years ended December 31 (in millions of dollars)

	2011	2010	Change
Segment operating income (loss)
Insurance Underwriting	(37.1)	(60.3)	23.2
Insurance Services	1.7	(15.9)	17.6
Total segment operating loss	(35.4)	(76.1)	40.7
Net investment income	4.1	12.8	(8.7)
Net realized gains	1.1	9.3	(8.2)
Gain (loss) on change in fair value of debt	25.9	(107.3)	133.2
Other income not allocated to segments	0.3	3.5	(3.2)
General and administrative expenses not allocated to segments	(12.9)	(34.5)	21.6
Interest expense	(7.5)	(14.8)	7.3
Amortization of other intangible assets	(0.1)	(4.4)	4.3
Goodwill impairment	(2.8)	—	(2.8)
Gain on buy-back of debt	0.6	3.1	(2.5)
Gain on consolidation of debt	—	17.8	(17.8)
Equity in net income of investees	0.4	—	0.4
Loss from continuing operations before income tax benefit	(26.3)	(190.6)	164.3
Income tax benefit	(0.2)	(6.1)	(5.9)
Loss from continuing operations	(26.1)	(184.5)	158.4
Loss from discontinued operations, net of taxes	—	(7.5)	7.5
(Loss) gain on disposal of discontinued operations, net of taxes	(1.3)	30.4	(31.7)
Net loss	(27.4)	(161.6)	134.2
Loss from Continuing Operations, Net Loss and Diluted Loss Per Share
In 2011, we incurred a loss from continuing operations of $26.1 million ($0.50 per diluted share) compared to a loss of $184.5 million ($3.54 per diluted share) in 2010. The loss from continuing operations in 2011 is attributable to operating losses in Insurance Underwriting and corporate general expenses, partially offset by the gain on the change in fair value of debt. The loss in 2010 is largely due to Insurance Underwriting operating loss, unrealized loss on fair value of debt and corporate general expenses. In 2010, these factors have been partially offset by net realized gains on investments and the buy-back of the Company's debt which resulted in a gain and lowered interest expense. The Company also recorded a gain on the consolidation of debt in 2010.
In 2011, we incurred a net loss of $27.4 million compared to $161.6 million in 2010. The diluted loss per share was $0.52 for 2011 compared to a diluted loss per share of $3.10 for 2010.
Insurance Underwriting
For the year ended December 31, 2011, Insurance Underwriting gross premiums written were $138.4 million compared to $211.6 million for the year ended December 31, 2010, representing a 34.6% decrease. Net premiums written decreased 37.0% to $126.9 million for the year ended December 31, 2011 compared with $201.3 million for the year ended December 31, 2010. Net premiums earned decreased 28.9% to $156.4 million for the year ended December 31, 2011 compared with $220.0 million for the year ended December 31, 2010.

The decrease in premiums written and earned is due to significant reductions in premium volumes in the non-standard automobile line of business. Insurance Underwriting has withdrawn from a number of states, increased its rate adequacy in the states where it continues to actively produce business and discontinued unprofitable programs and unaffiliated managing general agent relationships. Also contributing to the reduction in non-standard automobile premium is the continuing poor economic conditions in much of the United States. The non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011.
The Insurance Underwriting operating loss decreased to $37.1 million for the year ended December 31, 2011 compared with $60.3 million for the year ended December 31, 2010. The decrease is primarily attributed to a decrease in loss and loss adjustment expenses, as reflected in the loss ratio, against a smaller volume of net premiums earned.
The Insurance Underwriting loss ratio for 2011 was 91.5% compared to 97.3% for 2010 due to decreasing ultimate loss estimates for current and prior accident years. This improvement was primarily driven by two factors. First, unfavorable development of $7.9 million recorded during 2011 in the provision for unpaid loss and loss adjustment expenses for losses incurred as of December 31, 2010 was less than the unfavorable development of $14.4 million recorded during 2010 for losses incurred as of December 31, 2009. Second, the increased premium rate adequacy which Insurance Underwriting implemented throughout 2011 is having a positive influence on the loss ratio for losses incurred during 2011.
The Insurance Underwriting expense ratio was 38.1% in 2011 and 36.3% in 2010. This deterioration is a derivative effect of the 28.9% decrease in net premiums earned cited above which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In response to the shrinkage in its volume of business, Insurance Underwriting has been reducing its fixed overhead expenses.
The Insurance Underwriting combined ratio was 129.6% in 2011 compared with 133.6% in 2010, reflecting the dynamics which affected the loss and expense ratios.
Insurance Services
The Insurance Services service fee and commission income increased 143.1% to $31.6 million for the year ended December 31, 2011 compared with $13.0 million for the year ended December 31, 2010. This increase was primarily driven by the inclusion of ARS for the full year of 2011 following its acquisition effective June 30, 2010. See Note 4, "Acquisitions" to the Consolidated Financial Statements for further details of the ARS acquisition.
The Insurance Services operating income increased to $1.7 million for the year ended December 31, 2011 compared with an operating loss of $15.9 million for the year ended December 31, 2010. This improvement reflects, in part, the inclusion of ARS for the full year of 2011, as noted above. Also, 2010 operating income was adversely affected by several one-time charges, including $4.5 million to adjust the Insurance Services deferred revenue liability, $3.7 million to charge off receivables deemed uncollectible at NEA, and $1.5 million to terminate a legacy contract at NEA related to its policy and claim administration system.
Net Investment Income
Net investment income decreased to $4.1 million in 2011 compared to $12.8 million in 2010. The decrease is a result of several factors. First, the Company's total investments, cash and cash equivalents have declined approximately 40% since December 31, 2009 as a result of reduced volumes of business and acceleration of claim payments in Insurance Underwriting as well as corporate debt buy-backs and other corporate initiatives. Second, the percentage of the Company's total investments, cash and cash equivalents which is comprised of cash and cash equivalents, which carry lower investment yields, has increased from approximately 15% to approximately 42% since December 31, 2009 as a result of the sales of investments to realize gains and an intention to maintain higher liquidity given the planned shrinkage of business in Insurance Underwriting and other corporate needs. Third, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company incurred net realized gains in 2011 of $1.1 million compared to $9.3 million in 2010. The net realized gains in each year primarily resulted from the liquidation of fixed maturities in Insurance Underwriting. Most of the material unrealized gains in the fixed income portfolios were realized in 2010. Because of the relatively flat interest rate environment throughout 2011, few additional material unrealized gains developed in the fixed income portfolios, leaving far less to realize when fixed maturities were liquidated during the third and fourth quarters of 2011. There were no impairments recorded during 2011 and 2010 for other-than-temporarily impaired investments.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $25.9 million in 2011 compared to a loss of $107.3 million in 2010. The 2010 loss reflects an increase in the fair values, primarily during the first two quarters of 2010, applicable to the larger debt balances outstanding prior to significant debt buy-backs that occurred later in 2010. The 2011gain reflects a decrease in fair values primarily during the second and third quarters of 2011, of the Company's outstanding debt.

Other Income Not Allocated to Segments
Other income not allocated to segments was $0.3 million in 2011 compared to $3.5 million in 2010. The decrease was primarily related to a $2.9 million decline in gains from foreign currency translation due to the Company's reduced net asset base in Canada following the Jevco transaction combined with a smaller relative move in 2011 than in 2010 in the value of the Canadian dollar versus the U.S. dollar.
General and Administrative Expenses Not Allocated to Segments
General and administrative expenses not allocated to segments were $12.9 million in 2011 compared to $34.5 million in 2010. The decrease is primarily due to $4.8 million of restructuring expenses recorded in 2010 (See Note 19, "Restructuring Charges" to the Consolidated Financial Statements for further details); $5.6 million more of insurance expense, including for Director's & Officer's coverage, recorded in 2010 than in 2011; $6.3 million more of professional fees, including outside legal and audit, recorded in 2010 than in 2011; and $3.5 million more of salaries and benefits expense recorded in 2010 than in 2011 reflective of the increased staffing and higher operating costs related to the Company's previous Canadian operations.
Interest Expense
Interest expense for 2011 was $7.5 million compared to $14.8 million in 2010. The decrease is due to the repurchase of debt during 2011 and 2010. Refer to "Gain on Buy-Back of Debt" discussion below.
Amortization of Other Intangible Assets
Amortization expense for 2011 was $0.1 million compared to $4.4 million in 2010. The decrease was primarily related to the Company's decision to reclassify certain intangible assets which had been subject to amortization to be treated as intangible assets with indefinite useful lives not subject to amortization. See Note 10, "Goodwill and Intangible Assets" to the Consolidated Financial Statements for further details.
Goodwill Impairment
We incurred a goodwill impairment charge of $2.8 million in the fourth quarter of 2011 resulting from our annual review of goodwill recoverability. Based on our assessment, we concluded that the carrying value of the Itasca acquisition goodwill exceeded its fair value. See Note 10, "Goodwill and Intangible Assets" to the Consolidated Financial Statements for further details.
Gain on Buy-Back of Debt
During 2011, Kingsway 2007 General Partnership purchased and canceled $11.4 million par value of its senior unsecured debentures with a carrying value of $11.3 million for $10.7 million, recording a gain of $0.6 million. During 2010, KAI and Kingsway 2007 General Partnership purchased and canceled $143.3 million par value of its senior unsecured debentures with a carrying value of $127.2 million for $124.1 million, recording a gain of $3.1 million.
Gain on Consolidation of Debt
During 2010, the Company recorded a gain of $17.8 million related to the LROC preferred units held by KFS Capital as a result of the consolidation of KLROC Trust. The gain arose from the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC preferred units held by KFS Capital. See Note 4, "Acquisitions" to the Consolidated Financial Statements for further details of the KLROC Trust consolidation.
Equity in Net Income of Investees
Effective December 31, 2010, we obtained a 75.1% common equity interest in Atlas Financial Holdings, Inc., a financial services holding company. In 2011, we recorded $0.4 million in earnings from this investment. During 2010, the Company had no equity in net income from investees. See Note 7, "Investment in Investees" to the Consolidated Financial Statements for further details.
Income Tax Benefit
Income tax benefit on continuing operations for 2011 was $0.2 million compared to $6.1 million in 2010. The decrease in income tax benefit is primarily attributable to the establishment, in 2011, of a $2.7 million deferred tax liability related to indefinite life intangible assets and a $1.3 million lower income tax benefit recorded in 2011 than in 2010 related to the Company's Canadian operations. See Note 15, "Income Taxes" to the Consolidated Financial Statements for further details.
INVESTMENTS
Portfolio Composition
All of our investments are classified as available-for-sale and are reported at fair value. At December 31, 2011, we held cash and cash equivalents and investments with a fair value of $202.9 million. As of December 31, 2011, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the fair value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Fair value of investments, including cash and cash equivalents
As at December 31 (in millions of dollars, except for percentages)

Type of investment	2011	% of Total	2010	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	18.3	9.0%	24.3	8.5%
Canadian government	3.8	1.9%	2.9	1.0%
States municipalities and political subdivisions	8.5	4.2%	22.2	7.7%
Mortgage-backed	38.4	18.9%	42.1	14.7%
Asset-backed	2.7	1.3%	1.6	0.6%
Corporate	22.0	10.9%	34.8	12.1%
Total fixed maturities	93.7	46.2%	127.9	44.6%
Equity investments	3.0	1.5%	0.1	—%
Other investments	0.5	0.2%	0.5	0.2%
Short-term investments	20.2	10.0%	18.2	6.3%
Total investments	117.4	57.9%	146.7	51.1%
Cash and cash equivalents	85.5	42.1%	140.6	48.9%
Total	202.9	100.0%	287.3	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents at December 31, 2011 and 2010.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As of December 31 (in millions of dollars)

	2011	% of Total	2010	% of Total
Due in less than one year	43.8	46.7%	21.5	16.8%
Due in one through five years	35.7	38.1%	72.7	56.8%
Due after five through ten years	4.4	4.7%	28.6	22.4%
Due after ten years	9.8	10.5%	5.1	4.0%
Total	93.7	100.0%	127.9	100.0%

At December 31, 2011, 84.8% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other corporate obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given our U.S. operations typically invest in U.S. dollar denominated instruments and our relatively insignificant investment in equity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates.

Because the investments portfolio is comprised of primarily fixed maturity instruments that are usually held to maturity, periodic changes in interest rate levels generally impact our financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market value of the existing fixed maturities will generally decrease and realized gains on fixed maturities will likely be reduced. The reverse is true during periods of declining interest rates.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from our positions in term deposits, corporate debt instruments and government bonds.
The Investment and Capital Committee of the Board of Directors is responsible for the oversight of key investment policies and limits. These policies and limits are subject to annual review and approval by the Investment and Capital Committee. The Investment and Capital Committee is also responsible for ensuring that these policies are implemented and that procedures are in place to manage and control credit risk.
Table 4 below summarizes the composition of the fair value of fixed maturities and short-term investments, excluding cash and cash equivalents, at December 31, 2011 and 2010, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 99.0% of those investments rated 'A' or better at December 31, 2011. The 'not rated' category consists primarily of investments in money market and short-term instruments.
TABLE 4 Credit ratings of fixed maturities and short-term investments
As at December 31

Rating (S&P/Moody's)	2011	2010
AAA/Aaa	76.1%	71.0%
AA/Aa	11.8	18.7
A/A	11.1	9.0
Percentage rated A/A2 or better	99.0%	98.7%
BBB/Baa	0.7	0.4
CCC/Caa or lower, or not rated	0.3	0.9
Total	100.0%	100.0%
Other-Than-Temporary Impairment
The Company did not incur impairment losses during 2011 or 2010 on investments for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of our investments portfolio to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Critical Accounting Estimates and Assumptions" section of MD&A.
The length of time individual investments may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of individual investments with a maturity date where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At December 31, 2011, the gross unrealized losses amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of December 31, 2011 and December 31, 2010, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.

UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses.
Tables 5 and 6 include a segmentation of the provision for unpaid loss and loss adjustment expenses on gross and net of external reinsurance bases by line of business.
TABLE 5    Provision for unpaid loss and loss adjustment expenses - gross
As of December 31 (in millions of dollars)

Line of Business	2011	2010
Non-standard automobile	93.5	140.1
Commercial automobile	22.4	28.5
Other	4.4	6.1
Total	120.3	174.7
TABLE 6    Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in millions of dollars)

Line of Business	2011	2010
Non-standard automobile	93.3	132.7
Commercial automobile	22.3	28.0
Other	4.4	6.0
Total	120.0	166.7
Non-Standard Automobile
At December 31, 2011 and 2010, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $93.5 million and $140.1 million, respectively. The decrease is due to the reduction in the volume of non-standard automobile premium written and an acceleration of claim payments, partially offset by unfavorable development described below.
Commercial Automobile
At December 31, 2011 and 2010, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $22.4 million and $28.5 million, respectively. The primary reason for the decrease in unpaid loss and loss adjustment expenses was due to accelerated closure of open claims at UCC combined with UCC's exit from the commercial automobile markets.
Information with respect to development of our provision for prior years' unpaid loss and loss adjustment expenses is presented in Table 7.
TABLE 7    Increase (decrease) in prior years' provision for unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2011 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2006 & prior	(1.1)	0.4	(0.2)	(0.9)
2007	(0.4)	0.4	(0.6)	(0.6)
2008	0.7	1.6	(0.5)	1.8
2009	0.5	0.1	—	0.6
2010	6.3	0.6	0.1	7.0
Total	6.0	3.1	(1.2)	7.9

For the year ended December 31, 2010 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2005 & prior	0.5	(0.1)	—	0.4
2006	0.1	0.3	—	0.4
2007	4.6	1.3	(0.3)	5.6
2008	5.9	0.9	—	6.8
2009	4.1	(2.9)	—	1.2
Total	15.2	(0.5)	(0.3)	14.4
The net movements in prior years' provisions for unpaid loss and loss adjustment expenses, net of reinsurance, for the years ended December 31, 2011 and 2010 were increases of $7.9 million and $14.4 million, respectively. Table 7 identifies the relative contribution of the increases / (decreases) in the provisions for unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.
In 2011, the majority of the unfavorable development occurred on the non-standard automobile line of business and primarily relates to business written at Mendota and Amigo. The adverse development is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company's business have been met primarily by funds generated from operations, disposal of discontinued operations, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and loss adjustment expense payments, debt servicing and other operating expenses. The timing and amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows
During 2011, the net cash used in operating activities as reported on the consolidated statements of cash flows was $76.1 million. This use of cash can be explained primarily by the decrease of $54.5 million in the provision for loss and loss adjustment expenses and the decrease of $27.5 million in the unearned premium liability. This combined $82.0 million use of cash is the result of the previously explained decrease in the volume of business being written while at the same time the Company is still responsible for paying loss and loss adjustment expenses related to losses incurred during years when the volume of business written was significantly higher than it was in 2011. The gross premiums written in 2012 are not expected to decline to the extent of the past few years which should moderate the net cash used in operating activities.
During 2011, the net cash provided by investing activities as reported on the consolidated statements of cash flows was $29.0 million. This source of cash was driven by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During 2011, the net cash used in financing activities as reported on the consolidated statements of cash flows was $7.9 million. This use of cash is explained by the Company's repurchase of senior unsecured debentures for $10.7 million. See Note 13, "Debt" to the Consolidated Financial Statements for further details. See also Table 8 below for a schedule of remaining debt maturities by period.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2011 was $55.1 million.
The Company's insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. As a holding company, Kingsway derives cash from its subsidiaries generally in the form of dividends and management fees to meet its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses. The operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2011, the insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. In the event that dividends and management fees available to the Company are inadequate to service its obligations, the Company would need to raise capital, sell assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and satisfy regulatory capital requirements.
Debt Covenants and Buy-backs
Certain debentures issued by the Company contain negative covenants in their trust indentures, placing limitations and restrictions over certain actions without the prior written consent of the indenture trustees. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt-to-total capital ratio or the senior debt-to-total capital ratio exceeds 50% or 35%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The debentures also include covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to the debentures covered by the trust indentures if, after giving effect to such payments as described in the trust indentures, the total debt-to-total capital ratio exceeds 50%.
Throughout 2011 and 2010, the Company has continued to experience losses. The reduction in shareholders' equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of December 31, 2011, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 33.4% and 21.8%, respectively. These ratios have been calculated based on the financial statements prepared in accordance with U.S. GAAP, under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its debt. The debt was previously carried at amortized cost under Canadian GAAP.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. During 2011 and 2010, the Company repurchased zero and $73.5 million of par value, respectively, of senior notes maturing in 2014. During 2011 and 2010, the Company repurchased $11.4 million (C$10.8 million) and $69.8 million (C$71.4 million) of par value, respectively, of senior unsecured debentures maturing in 2012. For further detail related to the Company's debt, see "Debt" below and Note 13, "Debt" to the Consolidated Financial Statements.
Beginning in 2009, KFS Capital began purchasing LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid ("the KLROC Offer") to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on Friday, July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash. As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding units. This repurchase resulted in a realized gain of $17.8 million during 2010.
These buy-backs have resulted in improved debt ratios as well as decreased debt servicing cost.
Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. Insurers not meeting the RBC requirements are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2011, surplus as regards policyholders of all our insurance subsidiaries exceeded the minimum required RBC levels.
As of December 31, 2010, UCC's RBC was 160%. UCC entered into a voluntary runoff and prepared a comprehensive plan which it filed with the Illinois Department of Insurance in April 2011. The comprehensive plan was approved by the Illinois Department of Insurance in June 2011. UCC has been in compliance with the plan since its approval.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of December 31, 2011, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.
In May 2009, the Company placed all of Lincoln General Insurance Company ("Lincoln General") into voluntary run-off, and subsequently on October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI disposed of its entire interest in its wholly owned subsidiary, Walshire Assurance Company ("Walshire"). Walshire was the sole shareholder of Lincoln General. All of the stock of Walshire was donated to charities, and with this disposition Lincoln General ceased being a member of the Kingsway group of companies. The disposition led to litigation with the Pennsylvania Insurance Department ("DOI"), as discussed in the 2010 Annual Report. On October 17, 2011, Kingsway reached a settlement and release ending all legal disputes with the DOI. At closing, Kingsway also obtained releases from Walshire, Lincoln General, and the charities.
DEBT
Canadian Senior Debenture Offering
On July 10, 2007, a general partnership of the Company, Kingsway 2007 General Partnership, issued C$100.0 million Senior Unsecured Debentures at 6% due on July 11, 2012. These debentures bear interest at a fixed rate of 6% per annum payable semi-annually from the date of issuance until July 11, 2012. Interest payments are to be made on January 10 and July 10 in each year, commencing January 10, 2008. The net proceeds to the Company amounted to C$99.2 million. Kingsway 2007 General Partnership may redeem the debentures in whole at any time and in part from time to time at the issuer's option. The debentures are unconditionally guaranteed by the Company and KAI.
Pursuant to the debt buy-back initiative previously mentioned, Kingsway 2007 General Partnership has repurchased and retired most of the originally issued par value. As of December 31, 2011, only C$1.7 million par value of this issue remains outstanding as compared to C$12.5 million at December 31, 2010.
U.S. Senior Note Offering
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. In March 2004, an additional $25.0 million of these senior notes were issued. Interest payments are to be made on February 1 and August 1 in each year.  The notes are fully and unconditionally guaranteed by the Company. The notes are redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009 subject to the conditions stated in the trust indenture.
Pursuant to the debt buy-back initiative previously mentioned, KAI has repurchased and retired most of the originally issued par value, and, as of December 31, 2011 and 2010, only $27.0 million par value of this issue remains outstanding.
LROC Preferred Units
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million of 5.00% LROC preferred units due June 30, 2015, of which the Company was a promoter.
Beginning in 2009, KFS Capital began purchasing LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on Friday, July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. The Company has determined that the consolidated financial statements of KLROC Trust should be consolidated with the financial statements of the Company beginning July 23, 2010. Refer to Note 4, "Acquisitions" to the Consolidated Financial Statements for further discussion. As a result of consolidating KLROC Trust, the Company recorded a gain of $17.8 million during 2010 related to the LROC preferred units held by KFS Capital. The gain arose as a result of the effective settlement of the debt within the consolidated group and is equal to the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC preferred units held by KFS Capital.
Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity. During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2011, deferred interest payable of $3.8 million is included in accrued expenses and other liabilities in the consolidated balance sheets. The cash interest due in 2016 at the end of the 20-quarter deferral period is subject to changes in LIBOR over the deferral period.
CERTAIN PAYMENTS PROJECTED BY PERIOD
Table 8 summarizes certain payments projected by period, including debt maturities, future minimum payments under operating leases and the provision for unpaid loss and loss adjustment expenses. Our provision for unpaid loss and loss adjustment expenses does not have contractual payment dates. In Table 8 below, we have included a projection of when we expect our unpaid loss and loss adjustment expenses to be paid, based on historical payment patterns. The exact timing of the payment of unpaid loss and loss adjustment expenses cannot be predicted with certainty. We maintain an investments portfolio with varying maturities and a substantial amount in short-term investments to provide adequate cash flows for the projected payments in Table 8. The unpaid loss and loss adjustment expenses in Table 8 have not been reduced by amounts recoverable from reinsurers.
TABLE 8 Certain payments projected by period
As of December 31, 2011 (in millions of dollars)

	2012	2013	2014	2015	2016	Thereafter	Total
Senior unsecured debentures	1.7	—	27.0	—	—	—	28.7
Subordinated debt	—	—	—	—	—	90.5	90.5
LROC preferred units	—	—	—	19.3	—	—	19.3
Total debt	1.7	—	27.0	19.3	—	90.5	138.5
Unpaid loss and loss adjustment expenses	67.4	26.1	13.0	6.5	3.1	4.2	120.3
Future minimum lease payments	3.9	3.5	3.1	2.1	1.4	0.9	14.9
Total	69.1	26.1	40.0	25.8	3.1	94.7	273.7
OFF-BALANCE SHEET ARRANGEMENT
Prior to July 23, 2010, the Company entered into an off-balance sheet transaction through the KLROC Trust transaction which is more fully described in Note 4, "Acquisitions" and Note 13, "Debt" to the Consolidated Financial Statements. As of December 31, 2011 and 2010, the Company does not engage in any off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Kingsway Financial Services Inc.
Elk Grove Village, IL
We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kingsway Financial Services Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2012 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company was required to change its accounting framework from Canadian Generally Accepted Accounting Principles to accounting principles generally accepted in the United States of America (U.S. GAAP). The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 30, 2012

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Kingsway Financial Services Inc.
Elk Grove Village, IL
We have audited Kingsway Financial Services Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kingsway Financial Services Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Kingsway Financial Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for the years then ended and our report dated March 30, 2012 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
March 30, 2012

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $91,344 and $126,210, respectively)	$93,651	$127,863
Equity investments, at fair value (cost of $2,689 and $92, respectively)	2,960	82
Other investments, at cost which approximates fair value	488	490
Short-term investments, at cost which approximates fair value	20,334	18,249
Total investments	117,433	146,684
Investment in investees	48,689	49,079
Cash and cash equivalents	85,486	140,567
Accrued investment income	1,999	1,957
Premiums receivable, net of allowance for doubtful accounts of $3,653 and $4,789, respectively	28,732	48,890
Service fee receivable	12,947	6,493
Other receivables	6,322	4,583
Reinsurance recoverable	697	8,652
Prepaid reinsurance premiums	2,024	—
Deferred policy acquisition costs, net	8,116	13,952
Income taxes recoverable	8,134	17,991
Deferred income taxes	—	503
Property and equipment, net of accumulated depreciation of $27,736 and $28,743	13,040	13,961
Goodwill and intangible assets	39,631	42,467
Funds held in escrow	—	22,259
Other assets	831	2,541
TOTAL ASSETS	$374,081	$520,579
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$120,258	$174,708
Unearned premiums	39,423	66,879
Reinsurance payable	1,913	1,001
LROC preferred units	8,845	13,076
Senior unsecured debentures	28,337	37,177
Subordinated debt	16,432	40,480
Deferred income tax liability	2,653	—
Notes payable	2,418	—
Deferred revenue	11,128	11,200
Accrued expenses and other liabilities	26,269	31,185
TOTAL LIABILITIES	257,676	375,706
SHAREHOLDERS’ EQUITY
Common stock, no par value; unlimited number authorized; 52,345,828 and 52,095,828 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	$296,489	$296,139
Additional paid-in capital	15,403	15,440
Accumulated deficit	(201,208)	(181,070)
Accumulated other comprehensive income	12,749	14,407
Shareholders' equity attributable to common shareholders	123,433	144,916
Noncontrolling interests in consolidated subsidiaries	(7,028)	(43)
TOTAL SHAREHOLDERS' EQUITY	116,405	144,873
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$374,081	$520,579
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2011	2010
Revenue:
Net premiums earned	$156,382	$220,011
Service fee and commission income	31,607	13,008
Net investment income	4,086	12,819
Net realized gains	1,095	9,257
Gain (loss) on change in fair value of debt	25,876	(107,269)
Other income	9,501	17,055
Total revenues:	228,547	164,881
Expenses:
Loss and loss adjustment expenses	143,145	214,045
Commissions and premiums taxes	24,305	36,688
General and administrative expenses	77,936	101,644
Restructuring costs	—	4,803
Interest expense	7,478	14,825
Amortization of other intangible assets	73	4,369
Goodwill impairment	2,830	—
Total expenses	255,767	376,374
Loss before gains on debt, equity in net income of investees and income tax benefit	(27,220)	(211,493)
Gain on buy-back of debt	556	3,110
Gain on consolidation of debt	—	17,821
Equity in net income of investees	417	—
Loss from continuing operations before income tax benefit	(26,247)	(190,562)
Income tax benefit	(169)	(6,118)
Loss from continuing operations	(26,078)	(184,444)
Loss from discontinued operations, net of taxes	—	(7,508)
(Loss) gain on disposal of discontinued operations, net of taxes	(1,293)	30,390
Net loss	$(27,371)	$(161,562)
Attributable to:
Common shareholders	(20,138)	(165,276)
Noncontrolling interests in consolidated subsidiaries	(7,233)	3,714
Total	$(27,371)	$(161,562)
Loss per share - continuing operations:
Basic and diluted:	$(0.50)	$(3.54)
(Loss) earnings per share - discontinued operations:
Basic and diluted:	$(0.02)	$0.44
Loss per share – net loss:
Basic and diluted:	$(0.52)	$(3.10)
Weighted average shares outstanding (in ‘000s):
Basic and diluted:	52,346	52,094
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance, January 1, 2010	$295,291	$20,549	$(15,794)	$48,027	$348,073	$—	$348,073
Net (loss) income	—	—	(165,276)	—	(165,276)	3,714	(161,562)
Other comprehensive loss	—	—	—	(33,620)	(33,620)	(3,757)	(37,377)
Common shares issued	848	—	—	—	848	—	848
Forfeited options	—	(6,291)	—	—	(6,291)	—	(6,291)
Stock option expense	—	1,182	—	—	1,182	—	1,182
Balance, December 31, 2010	$296,139	$15,440	$(181,070)	$14,407	$144,916	$(43)	$144,873
Net loss	—	—	(20,138)	—	(20,138)	(7,233)	(27,371)
Other comprehensive (loss) income	—	—	—	(1,658)	(1,658)	248	(1,410)
Common shares issued	350	—	—	—	350	—	350
Forfeited options	—	(738)	—	—	(738)	—	(738)
Stock option expense	—	701	—	—	701	—	701
Balance, December 31, 2011	$296,489	$15,403	$(201,208)	$12,749	$123,433	$(7,028)	$116,405

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2011	2010
Comprehensive loss
Net loss	$(27,371)	$(161,562)
Other comprehensive income (loss), net of taxes:
Change in unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains arising during the year, net of tax (1)	320	972
Recognition of realized losses (gains) to net loss, net of tax (2)	614	(1,583)
Unrealized gains on translating financial statements of self-sustaining foreign operations	460	923
Equity in other comprehensive loss of investees	(1,537)	—
Recognition of currency translation gain on disposal of subsidiary	—	(34,075)
Loss on cash flow hedge	(1,267)	(3,614)
Other comprehensive loss	(1,410)	(37,377)
Comprehensive loss	$(28,781)	$(198,939)
Attributable to:
Common shareholders	(21,796)	(198,896)
Noncontrolling interests in consolidated subsidiaries	(6,985)	(43)
Total	$(28,781)	$(198,939)
Net of income tax expense of $0 in 2011 and 2010
Net of income tax expense of $0 in 2011 and 2010
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities:
Net loss	$(27,371)	$(161,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations and disposal of discontinued operations	1,293	(22,882)
Equity in net income of investees	(417)	—
Depreciation and amortization	2,271	8,549
Stock based compensation expense, net of forfeitures	(37)	(5,109)
Net realized gains	(1,095)	(9,257)
Gain (loss) on change in fair value of debt	(25,876)	107,269
Deferred income taxes	3,423	8,376
Goodwill impairment	2,830	—
Amortization of fixed maturities premiums and discounts	890	1,625
Realized gain on buy-back and consolidation of debt	(556)	(20,931)
Changes in operating assets and liabilities:
Premiums and service fee receivable	13,704	13,034
Reinsurance recoverable	7,955	(8,296)
Deferred policy acquisition costs	5,836	5,598
Income taxes recoverable	9,857	(2,369)
Funds held in escrow	22,259	(22,259)
Unpaid loss and loss adjustment expenses	(54,450)	(11,977)
Unearned premiums	(27,456)	(18,756)
Reinsurance payable	912	482
Deferred revenue	(72)	10,397
Other, net	(10,014)	(5,316)
Net cash used in operating activities	(76,114)	(133,384)
Investing activities:
Proceeds from sale and maturities of fixed maturities	161,042	140,410
Proceeds from sales of equity investments	550	—
Purchase of fixed maturities	(127,780)	(77,646)
Purchase of equity investments	(1,420)	—
Net (purchases) sales of short-term investments	(1,976)	41,714
Acquisition of investees	(100)	(49,079)
Acquisition of subsidiaries, net of cash acquired	—	(13,752)
Net proceeds from sale of discontinued operations	—	307,575
Net purchases of property and equipment and other intangible assets	(1,344)	(1,509)
Net cash provided by investing activities	28,972	347,713
Financing activities:
Common stock issued	350	848
Proceeds from issuance of notes payable	2,418	—
Redemption of senior unsecured debentures	(10,707)	(124,187)
Net cash used in financing activities	(7,939)	(123,339)
Net (decrease) increase in cash and cash equivalents	(55,081)	90,990
Cash and cash equivalents at beginning of period	140,567	49,577
Cash and cash equivalents at end of period	$85,486	$140,567

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$4,525	$24,875
Income taxes	$(13,098)	$(13,962)
See accompanying notes to consolidated financial statements.

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting status:
Effective July 1, 2011, the Company ceased to be a "foreign private issuer," as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company is required to prepare and file this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our Annual Reports were previously filed on Form 40-F.
The accompanying information in the 2011 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company previously presented its consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"). The comparative figures in respect of 2010 were restated to reflect the adoption of U.S. GAAP.

(b)	Principles of consolidation:
Subsidiaries
The Company's consolidated financial statements include the assets, liabilities, shareholders' equity, revenue, expenses and cash flows of the holding company and its subsidiaries and have been prepared on the basis of U.S. GAAP. A subsidiary is an entity which is controlled, directly or indirectly, through ownership of more than 50% of the outstanding voting rights, or where the Company has the power to govern the financial and operating policies so as to obtain benefits from its activities. Assessment of control is based on the substance of the relationship between the Company and the entity and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. The operating results of subsidiaries that have been disposed of are included up to the date control ceased and any difference between the fair value of the consideration received and the carrying value of the subsidiary are recognized in the consolidated statements of operations. All intercompany balances and transactions are eliminated in full.
Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements are prepared as of December 31, 2011 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following material subsidiaries, all of which are owned, directly or indirectly, with the jurisdiction of incorporation indicated in brackets: 1347 Advisors LLC ("1347 Advisors") (Delaware); 1347 Capital LLC (Delaware); Acadia GP, LLC (Delaware); Acadia Acquisition Partners, LP ("Acadia") (Delaware); Appco Finance Corporation (Pennsylvania); American Country Underwriting Agency Inc. (Illinois); ARM Holdings, Inc. (Illinois); Assigned Risk Solutions Ltd. (New Jersey); Auto Underwriters Holdings LLC (Delaware); Boston General Agency, Inc. (Texas); Hamilton Risk Management Company ("Hamilton") (Florida); Insurance Management Services Inc. (Florida); KAI Advantage Auto, Inc. ("Advantage Auto") (Illinois); KFS Capital LLC ("KFS Capital") (Delaware); Kingsway 2007 General Partnership (Delaware); Kingsway 2009 LLC (Delaware); Kingsway America II Inc. (Delaware); Kingsway America Inc. ("KAI") (Delaware); Kingsway America Agency Inc. (Illinois); Kingsway Amigo Insurance Company ("Amigo") (Florida); Kingsway General Insurance Company (Ontario); Kingsway LGIC Holdings, LLC (Delaware); Kingsway Linked Return of Capital Trust ("KLROC Trust") (Ontario); Kingsway Reinsurance (Bermuda) Ltd. (Bermuda); Kingsway Reinsurance Corporation (Barbados); Mattoni Insurance Brokerage, Inc. (Washington); Mendakota Insurance Company ("Mendakota") (Minnesota); Mendota Insurance Agency, Inc. (Texas); Mendota Insurance Company ("Mendota") (Minnesota); MIC Insurance Agency Inc. (Texas); Northeast Alliance Insurance Agency, LLC ("NEA") (Delaware); and Universal Casualty Company ("UCC") (Illinois).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Noncontrolling interests
Noncontrolling interests arise where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interests' share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(c)	Use of estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expense, valuation of fixed maturities and equity instruments, valuation of deferred tax assets, valuation of other intangible assets and goodwill recoverability, deferred policy acquisition costs, and fair value assumptions for debt obligations.
(d)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. Effective January 1, 2011, the Company's functional currency is the U.S. dollar since, with the sale of its Canadian insurance subsidiaries and relocation of its head office, the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary. The Canadian dollar is the functional currency of the Company's foreign operations.
Transactions settled in foreign currencies are translated to functional currencies at the exchange rate prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated to functional currency at the closing exchange rate at the period end date. These foreign exchange gains or losses arising from translation are recognized in the consolidated statements of operations.
The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive loss until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligation carried at fair value are included in the consolidated statements of operations.

(e)	Business combinations:
The purchase method of accounting is used to account for the acquisition of subsidiaries. The cost of an acquisition is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interest in the net assets of consolidated entities are reported separately in shareholders' equity.

(f)	Investments:
Investments in fixed maturities and equity investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the consolidated statements of operations.
Other investments include mortgage loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Realized gains and losses on sale, determined on a first-in first-out basis, and write-downs to reflect other-than-temporary impairments in value are included in net realized gains.
Dividends and interest income are included in net investment income. Investment income is recorded as it accrues.
The Company accounts for all financial instruments using trade date accounting.
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of an instrument falls below its cost/amortized cost, and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

(g)	Investment in investees:
Investment in investees are accounted for using the equity method and are comprised of investments in entities where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. These investments are reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive loss of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive loss, respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
At each reporting date, and more frequently when conditions warrant, management assesses its investment in investees for potential impairment. If management's assessment indicates that there is objective evidence of impairment, the investee is written down to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use.
The most recently available financial statements of the investee are used in applying the equity method. The difference between the end of the reporting period of the investee and that of the Company is no more than three months. Adjustments are made for the effects of significant transactions or events that occur between the date of the investee's financial statements and the date of the Company's consolidated financial statements.

(h)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with maturities of three months or less that are readily convertible into cash.

(i)	Premiums and service fee receivables:
Premiums and service fee receivables include balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums receivable are reported net of an estimated allowance for doubtful accounts.
(j)    Reinsurance:
Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and losses ceded to other companies have been reported as a reduction of premium revenue and incurred loss and loss adjustment expenses. Commissions paid to the Company by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies. Prepaid reinsurance premiums are recorded for unearned premiums that have been ceded to other companies.

(k)	Deferred policy acquisition costs, net:
The Company defers commissions, premium taxes, and other underwriting and marketing costs that vary with and are directly related to the acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss and loss adjustment expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

income is included in determining the realizable value of the deferred policy acquisition costs. The Company's deferred policy acquisition costs are reported net of ceding commissions.

(l)	Income taxes:
The Company and its non-U.S. subsidiaries file separate foreign income tax returns. Kingsway America II Inc. and its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return (KAI Tax Group). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. The Company's U.S. subsidiaries which are not included in the KAI Tax Group file separate federal income tax returns.
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.

(m)	Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The useful lives range from 39 years for buildings, 5 to 39 years for leasehold improvements, 3 to 10 years for furniture and equipment, 3 to 5 years for computer hardware and 2 to 5 years for automobiles.

(n)	Goodwill and intangible assets:
When the Company acquires a subsidiary or other business where it exerts significant influence, the fair value of the net tangible and intangible assets acquired is determined and compared to the amount paid for the subsidiary or business acquired. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.
Goodwill is tested at least annually for impairment to ensure that it's fair value is greater than or equal to the carrying value. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.
When the Company acquires a subsidiary or other business where it exerts significant influence or acquires certain assets, intangible assets may be acquired, which are recorded at their fair value at the time of the acquisition. An intangible asset with a definite useful life is amortized to income over its defined useful life. The Company writes down the value of an intangible asset with a definite useful life when the undiscounted cash flows are not expected to allow for full recovery of the carrying value.
Intangible assets with indefinite useful lives are not subject to amortization and are tested at least annually for impairment to ensure that fair values are greater than or equal to carrying values. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.

(o)	Unpaid loss and loss adjustment expenses:
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses, including investigation. Unpaid loss and loss adjustment expenses are determined using case-basis evaluations and statistical analyses, including insurance industry loss data, and represent estimates of the ultimate cost of all claims incurred through the balance sheet date. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary, and such adjustments are included in current operations and accounted for as changes in estimates.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(p)    Debt:
The Company's LROC preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence. Changes in fair value are reported in the consolidated statements of operations as gain (loss) on change in fair value of debt.
(q)    Revenue recognition:
Premium revenue and unearned premiums
Premium revenue is recognized on a pro rata basis over the terms of the respective policy contracts. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force.
Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income. Revenue from policy service fees is deferred and recognized over the terms of the respective policy contracts, with revenue reflected in other income.
The reinsurers' share of unearned premiums is recognized as amounts recoverable using principles consistent with the Company's method for determining the unearned premium liability.
Service fee and commission income
Service fee and commission income represents policy and claim service fee income based on terms of various agreements with insurance partners and state agencies. These policy and claim service fees are earned over the period of the administration of the related policies and claims. This earning pattern is based on actuarial data and historical experience. The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.
(r)    Stock-based compensation:
The Company has a stock-based compensation plan for key officers of the Company and its subsidiaries. The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees for options granted on or after January 1, 2003. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and records the fair value as a compensation expense over the period that the stock options vest, with a corresponding increase to additional paid-in capital. When these stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.
No compensation expense is recognized for stock options granted prior to January 1, 2003. The consideration paid by employees on exercise of these stock options is credited to additional paid-in capital.
(s)    Net loss per share:
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by giving effect to the potential dilution that could occur if stock options were exercised and converted into common shares during the year. Shares issued under restricted stock awards are included in basic shares upon issuance of the awards even though the vesting of shares will occur over time.
(t)    Fair value of financial instruments:
The fair values of the Company's investments in fixed maturities and equity investments, LROC preferred units, senior unsecured debentures and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investees is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair value for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in ASU 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this standard will have a material impact on the Company.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. Reclassifications from other comprehensive income must be presented in both the consolidated statement of operations and the consolidated statement of other comprehensive income. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . The amendments in ASU 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU.
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
NOTE 4 ACQUISITIONS

(a)	Itasca Financial, LLC:
On January 4, 2010, KAI acquired certain assets of Itasca Financial, LLC ("Itasca"), a property and casualty insurance industry advisory firm, owned and controlled by Mr. Larry G. Swets. Jr., a former director and current Chief Executive Officer and President of the Company. The consideration for the assets purchased was equal to $1.5 million cash and one million restricted common shares of the Company, payable in three annual installments. The purchase price of the Itasca assets was subject to adjustment at the end of the installment period. In 2011, purchase price adjustments were finalized, resulting in total goodwill of $2.8 million related to the purchase. The Company tested the Itasca goodwill for recoverability at December 31, 2011 and determined that the carrying value of the Itasca goodwill exceeded its fair value, which resulted in an impairment charge. Refer to Note 10, "Goodwill and Intangible Assets" for further discussion.
(b)    Assigned Risk Solutions Ltd. (formerly JBA Associates, Inc.):
Effective June 30, 2010, the Company acquired 100% of JBA Associates, Inc. ("JBA") for approximately $16.3 million. JBA is a managing general agency based in New Jersey that specializes in assigned risk automobile insurance. The acquisition allows the Company to benefit from its institutional knowledge of non-standard automobile and assigned risk business and expand in the agency market. Goodwill of $0.5 million was recognized related to the purchase and an intangible asset of $12.0 million was

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

recognized related to retention of buyout customers and contract renewals. Subsequent to the acquisition, JBA was renamed Assigned Risk Solutions Ltd. ("ARS"). Refer to Note 10, "Goodwill and Intangible Assets" for further disclosure on intangible assets related to this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of JBA.

(in thousands)
June 30, 2010
Cash and cash equivalents	$4,998
Service fee and other receivables	3,852
Other tangible assets	458
Intangible assets	11,975
Goodwill	510
Total assets	$21,793

Deferred revenue	5,015
Accrued expenses and other liabilities	528
Total liabilities	$5,543

Purchase price	$16,250
(c)    KLROC Trust:
KLROC Trust is an investment trust established under the laws of the Province of Ontario and is governed by a Declaration of Trust dated May 12, 2005, amended July 14, 2005. KLROC Trust was created to provide holders with exposure to a promissory note issued by KAI, an affiliate of the Company.
KLROC Trust commenced operations on July 14, 2005 and raised C$78.0 million through the issuance of 3,120,000 preferred units ("LROC preferred units") at C$25 per LROC preferred unit. In order to achieve its investment objectives, KLROC Trust used the net proceeds of C$74.1 of its initial public offering to subscribe for and purchase all of the limited partnership units of KL Limited Partnership ("KL LP"). In turn, KL LP used these proceeds for the payment of its purchase obligations under a forward purchase agreement which KL LP entered into with the Bank of Nova Scotia ("the Counterparty"). Such proceeds were invested by the Counterparty in KN Trust.
KN Trust lent funds to Kingsway ROC GP ("ROC GP") and combined with its partnership capital of C$8.3 million, ROC GP subscribed for common shares in Kingsway ROC LLC ("ROC LLC") totaling C$82.1 million. With these proceeds, ROC LLC purchased a promissory note from KAI, with the principal amount of $66.2 million bearing interest at 7.37% per annum and due June 30, 2015.
Beginning in 2009, KFS Capital, an affiliate of the Company, began purchasing LROC preferred units. The LROC preferred units purchased at that time were accounted for as available-for-sale investments. As of June 30, 2010, the Company held 833,715 LROC preferred units representing 26.7% of the issued and outstanding LROC preferred units; therefore, the Company was not obligated to consolidate KLROC Trust. In July 2010, the Company purchased an additional 1,500,000 LROC preferred units and now beneficially owns and controls 74.8% of the issued and outstanding LROC preferred units. The Company has determined that the consolidated financial statements of KLROC Trust, which financial statements include the accounts of the other aforementioned entities, should be consolidated with the financial statements of the Company beginning July 23, 2010. As a result of consolidating KLROC Trust, the Company recorded a gain of $17.8 million in the third quarter of 2010 related to the LROC preferred units held by KFS Capital. The gain arose from the difference between the carrying value of the debt held by KLROC Trust and the fair value of the LROC preferred units held by KFS Capital.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 5 DISCONTINUED OPERATIONS AND DISPOSITIONS

(a)	Discontinued Operations
 American Service Insurance Company ("American Service"), American Country Insurance Company ("American Country"), Southern United Fire Insurance Company ("Southern United"), Walshire Assurance Company ("Walshire"), Zephyr Insurance Company, Inc. ("Zephyr"), Avalon Risk Management Inc. (“Avalon”), and Jevco Insurance Company ("Jevco") have been classified as discontinued operations and the results of their operations are reported separately for all periods presented.
Summarized financial information for discontinued operations is shown below.

(in thousands)	Years ended December 31,
	2011	2010
Operations:
Revenue	$—	$141,027
Loss from discontinued operations before taxes	—	(2,433)
Income tax expense	—	5,075
Loss from discontinued operations before (loss) gain on disposal, net of taxes	$—	$(7,508)
Disposals:
(Loss) gain on disposal before income taxes	$(1,670)	$29,416
Income tax benefit	(377)	(974)
(Loss) gain on disposal, net of taxes	$(1,293)	$30,390
(Loss) gain from discontinued operations, net of taxes	$(1,293)	$22,882
American Country, American Service and Southern United:
During 2010, Southern United was merged into American Service.
On December 31, 2010, the previously announced going-public transaction involving the Company's subsidiaries American Country and American Service by way of a reverse takeover of JJR VI Acquisition Corp. ("J6") was completed. Upon completion of the transaction, J6 was renamed Atlas Financial Holdings Inc. ("Atlas"), and American Country and American Service became wholly-owned subsidiaries of Atlas. Total consideration to the Company as a result of the transaction was approximately $57.0 million, consisting of cash of $7.9 million, preferred shares of Atlas of $18.0 million, and common shares of Atlas of $31.1 million. As part of the transaction, a quota-share agreement was put in place for 90% of up to $10.0 million of adverse development in excess of $1.0 million, based on the provision for unpaid loss and loss adjustment expenses recorded by Atlas at September 30, 2010. The maximum obligation to the Company is $9.0 million.
As a result of the disposition, the Company recognized an after-tax gain of $0.6 million in 2011 and an after tax loss of $0.9 in 2010. The Company's revenues from discontinued operations relating to Atlas companies were zero and $53.9 million for December 31, 2011 and December 31, 2010, respectively. In total, the Company reported income from discontinued operations, net of taxes, related to American Country, American Service and Southern United of $0.6 million and a loss of $19.1 million for the years ended December 31, 2011 and December 31, 2010, respectively.
At the date of disposition, the investments, other non-cash assets and total liabilities of American Country, American Service and Southern United were $154.0 million, $85.1 million and $168.4 million, respectively.
Walshire:
In May 2009, the Company placed all of Lincoln General Insurance Company ("Lincoln General") into voluntary run-off. After that date, Lincoln General continued to experience losses from unfavorable development on unpaid loss and loss adjustment expenses. The result of Lincoln General's operational losses greatly reduced the Company's capital flexibility and created the potential of the Company breaching the covenants in its trust indentures. These ongoing losses also contributed to the financial strength rating downgrades of all operating companies.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

On October 19, 2009, with the objective of protecting the interests of the Company's stakeholders, KAI disposed of its entire interest in its wholly owned subsidiary, Walshire. Walshire is the sole shareholder of Lincoln General. All of the stock of Walshire was donated to charities, and, with this disposition, Lincoln General ceased to be a member of the Kingsway group of companies.
The Pennsylvania Insurance Department ("DOI") challenged the disposition of Lincoln General which led to litigation with the DOI. On October 17, 2011, the Company reached a settlement and release ending all legal disputes with the DOI and also completed the previously announced acquisition of a minority interest in Walshire. At closing, Kingsway also obtained releases from Walshire, Lincoln General and the charities.
In total, the Company reported a loss from discontinued operations relating to Walshire, net of taxes, of zero and $2.7 million for the years ended December 31, 2011 and 2010, respectively.
Zephyr:
On October 30, 2009, the Company completed its previously announced sale of Zephyr, a specialty property insurance company founded specifically to protect Hawaii homeowners and residents from catastrophic loss due to hurricanes, for $31.5 million plus a settlement of pre-closing earnings and other post-closing adjustments of $5.5 million.
As a result of the disposal, the Company recognized an after-tax gain of $0.9 million in 2010. In total, the Company reported income from discontinued operations relating to Zephyr, net of taxes, of zero and $0.9 million in 2011 and 2010, respectively.
Avalon:
On October 9, 2009, specific assets of Avalon were sold for $1.5 million pursuant to an Asset Purchase agreement with FMG Specialty Insurance Agency LLC.
The Company's revenues from discontinued operations relating to Avalon were zero and $2.3 million in 2011 and 2010, respectively. In total, the Company reported income from discontinued operations relating to Avalon, net of taxes, of zero and $2.4 million in 2011 and 2010, respectively.
Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to a C$20.0 million decrease in the purchase price relating to specific future adverse development in Jevco's provision for unpaid loss and loss adjustment expenses at the end of 2012. On March 31, 2011, the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of $1.9 million and an after-tax gain of $30.4 million for the years ended December 31, 2011 and 2010, respectively. Included in the 2010 gain is a $34.1 million foreign currency exchange gain previously recorded in accumulated other comprehensive income and now recognized as a result of the disposal of Jevco.
The Company's revenues from discontinued operations relating to Jevco were zero and $84.9 million in 2011 and 2010, respectively. In total, the Company reported a loss from discontinued operations relating to Jevco, net of taxes, of $1.9 million and a gain of $41.4 million, net of taxes, for the years ended December 31, 2011 and 2010, respectively.
At the date of disposition, the investments, other non-cash assets and total liabilities of Jevco were $909.4 million, $248.7 million and $913.6 million, respectively.

(b)	Dispositions
Hamilton:
On March 30, 2011, KAI sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton and its subsidiaries, including Amigo, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia, in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016 and a Class B partnership interest in Acadia representing a 40% economic interest. A third-party and members of the Hamilton management team hold Class A partnership interests in Acadia representing a 60% economic interest. KAI acts as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton. As a result

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

of this transaction, as of December 31, 2011, Hamilton has notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bear interest at 2% annually.
NOTE 6 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments at December 31, 2011 and December 31, 2010 are summarized in the tables shown below:

(in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,054	$1,243	$—	$18,297
Canadian government	3,788	57	55	3,790
States municipalities and political subdivisions	8,196	268	—	8,464
Mortgage-backed	38,093	355	4	38,444
Asset-backed	2,687	15	5	2,697
Corporate	21,526	545	112	21,959
Total fixed maturities	$91,344	$2,483	$176	$93,651
Equity investments	2,689	287	16	2,960
Other investments	488	—	—	488
Short-term investments	20,334	—	—	20,334
Total investments	$114,855	$2,770	$192	$117,433

(in thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,201	$1,138	$3	$24,336
Canadian government	2,882	17	21	2,878
States municipalities and political subdivisions	22,780	12	561	22,231
Mortgage-backed	41,550	594	83	42,061
Asset-backed	1,553	46	—	1,599
Corporate	34,244	695	181	34,758
Total fixed maturities	$126,210	$2,502	$849	$127,863
Equity investments	92	—	10	82
Other investments	490	—	—	490
Short-term investments	18,248	1	—	18,249
Total investments	$145,040	$2,503	$859	$146,684

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The table below summarizes the Company's fixed maturities at December 31, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$43,617	$43,824
Due after one year through five years	34,149	35,665
Due after five years through ten years	4,074	4,436
Due after ten years	9,504	9,726
Total	$91,344	$93,651
Gross realized gains and losses on fixed maturities, equity instruments and short-term investments for the years ended December 31, 2011 and 2010 were as follows:

(in thousands)	Years ended December 31,
	2011	2010
Gross gains	$1,107	$9,363
Gross losses	(12)	(106)
Total	$1,095	$9,257
The following tables highlight the aggregate unrealized loss position, by investment type, of fixed maturities, equity investments and short-term investments in unrealized loss positions as of December 31, 2011 and December 31, 2010. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
Canadian government	$1,105	$55	$—	$—	$1,105	$55
Mortgage-backed	9,014	4	—	—	9,014	4
Asset-backed	1,763	5	—	—	1,763	5
Corporate	178	—	1,893	112	2,071	112
Total fixed maturities	$12,060	$64	$1,893	$112	$13,953	$176
Equity investments	224	16	—	—	224	16
Short-term investments	19,998	—	—	—	19,998	—
Total	$32,282	$80	$1,893	$112	$34,175	$192

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,604	$3	$—	$—	$1,604	$3
Canadian government	—	—	866	21	866	21
States municipalities and political subdivisions	21,883	561	—	—	21,883	561
Mortgage-backed	11,911	83	—	—	11,911	83
Corporate	3,491	181	—	—	3,491	181
Total fixed maturities	$38,889	$828	$866	$21	$39,755	$849
Equity investments	—	—	82	10	82	10
Total	$38,889	$828	$948	$31	$39,837	$859
Fixed maturities, equity instruments and short-term investments contain approximately 22 and 19 individual investments that were in unrealized loss positions as of December 31, 2011 and 2010, respectively.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances which management believes may impact the recoverability of the unrealized loss positions;

•
obtaining a valuation analysis from third-party investment managers regarding the intrinsic value of these investments based on their knowledge and experience together with market-based valuation techniques;

•	reviewing the trading range of certain investments over the preceding calendar period;

•	assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;

•	assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and

•	assessing the company's ability and intent to hold these investments at least until the investment impairment is recovered.
The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;

•	the past trading patterns of individual investments may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the years ended December 31, 2011 and 2010.
The Company has reviewed currently available information regarding investments with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are not other-than-temporary and are primarily due to temporary

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell those investments, and it is not likely that it will be required to sell those investments before recovery of its amortized cost.
Net investment income for the years ended December 31, 2011 and 2010, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2011	2010
Investment income
Interest from fixed maturities	$2,979	$9,496
Interest from other	457	3,322
Dividends	959	563
Gross investment income	$4,395	$13,381
Investment expenses	(309)	(562)
Net investment income	$4,086	$12,819

NOTE 7 INVESTMENT IN INVESTEES
Investment in investees includes investments in the preferred and restricted voting common stock of Atlas as well as the member's capital of each of Oak Street Real Estate Capital GP II, LLC ("Oak Street") and LGIC Holdings, LLC ("LGIC Holdings"). Investment in investees is accounted for under the equity method. Investment in Atlas is recorded on a three-month lag basis. The carrying value, fair value and approximate voting and equity percentages at December 31, 2011 and December 31, 2010 were as follows:

(in thousands, except for percentages)							December 31,
	2011				2010
	Voting percentage	Equity percentage	Fair Value	Carrying value	Voting percentage	Equity percentage	Fair Value	Carrying value
Atlas	30.0%	75.1%	$44,340	$48,592	30.0%	75.1%	$49,079	$49,079
Oak Street	25.0%	25.0%	$97	$97	N/A	N/A	N/A	N/A
LGIC Holdings	49.0%	49.0%	$—	$—	N/A	N/A	N/A	N/A
Total			$44,437	$48,689			$49,079	$49,079
The fair value of the Company's investment in Atlas at December 31, 2011 in the table above is calculated based on the published closing price of Atlas at September 30, 2011 to be consistent with the three-month lag in reporting its carrying value under the equity method. The fair value of the Company's investment in Atlas based on the published closing price of Atlas at December 31, 2011 is $39.1million. The Company's investment in Atlas at December 31, 2010 approximates carrying value due to the investee not being actively traded at December 31, 2010. During 2011, the Company performed an impairment review of its investment in Atlas, which considered the current valuation and operating results of Atlas. Based upon this review, the Company concluded the decline in fair value of its investment in Atlas is other than temporary and is not impaired.
The fair value of the Company's investment in Oak Street at December 31, 2011 approximates carrying value due to the investee not being actively traded at December 31, 2011.
During 2011, the Company acquired a 49.0% equity investment in LGIC Holdings. During 2011, the Company performed an impairment review of its investment in LGIC Holdings, which considered the current valuation and operating results of LGIC Holdings. Based upon this review, the Company recorded an impairment charge of $0.2 million during the fourth quarter of 2011.
Equity in net income of investees was $0.4 million and zero for the years ended December 31, 2011 and 2010, respectively. The Company also recognized a decrease to shareholders' equity of $1.5 million for the Company's pro rata share of its investees' accumulated other comprehensive loss.

Summarized financial information for Atlas at September 30, 2011 and December 31, 2010 is presented below:

(in thousands)
	2011	2010
Total assets	$193,646	$225,438
Total liabilities	$134,865	$165,269
Total revenue	$32,136	$59,973
Net income (loss)	$555	$(21,812)
The Company acquired its investment in Oak Street in the fourth quarter of 2011. Summarized financial information for Oak Street at December 31, 2011 is presented below:

(in thousands)
2011
Total assets	$42
Total liabilities	$3
Total revenue	$—
Net loss	$(11)
NOTE 8 REINSURANCE
As is customary in the insurance industry, the Company reinsures portions of certain insurance policies it writes, thereby providing a greater diversification of risk and minimizing exposure on larger risks. The Company remains contingently at risk with respect to any reinsurance ceded and would incur an additional loss if an assuming company were unable to meet its obligation under the reinsurance treaty.
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Letters of credit are maintained for any unauthorized reinsurer to cover ceded unearned premium and ceded unpaid loss and loss adjustment expenses balances.
The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to loss related to events which may affect only one of our policyholders as well as catastrophic events which may simultaneously affect many of our policyholders. We also purchase quota-share reinsurance to increase our capacity to underwrite additional insurance risks.
The Company's reinsurance limits net exposure to a maximum amount on any one loss of $0.5 million with respect to commercial automobile liability claims. For most of the personal non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance protects against awards in excess of our policy limits above a retention of $2.0 million.  Catastrophe reinsurance provides $5.5 million coverage in excess of a $0.5 million retention for certain books of business. One of the Company's insurance subsidiaries also entered into a quota-share reinsurance arrangement during the fourth quarter of 2011 under which it cedes 25% of certain portions of its book of business to a third-party reinsurer.
Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2011 and 2010 are summarized as follows:

(in thousands)	Years ended December 31,
	2011	2010
Ceded premiums written	$11,543	$10,325
Ceded premiums earned	9,519	10,323
Ceded loss and loss adjustment expenses	405	8,821
Ceded unpaid loss and loss adjustment expenses	298	7,974
Ceded unearned premiums	2,024	—
Ceding commissions	2,211	2,123

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The maximum amount of return commission, which would have been due to reinsurers if they or the Company had canceled all of the Company's reinsurance, with the return of the unearned premium, is as follows at December 31, 2011:

		December 31, 2011
	Unearned Premium Reserve	Commission Equity
Assumed	$3,815	$—
Ceded	2,024	546
Net	$1,791	$(546)
The amounts of assumed premiums written were $12.1 million and $12.7 million for the years ended December 31, 2011 and December 31, 2010, respectively. The amounts of assumed premiums earned were $12.5 million and $14.9 million for the years ended December 31, 2011 and 2010, respectively.
NOTE 9 DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs, consisting primarily of commissions, premium taxes and other underwriting and marketing costs, are deferred and expensed as the related premiums are earned. The components of deferred policy acquisition costs and the related amortization expense were as follows:

(in thousands)	December 31,
	2011	2010
Balance at January 1, net	$13,952	$19,537
Additions	20,364	21,500
Amortization	(25,654)	(27,085)
Unearned reinsurance commission	(546)	—
Balance at December 31, net	$8,116	$13,952

NOTE 10 GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised as follows:

(in thousands)	December 31,
	2011	2010
Goodwill	$510	$3,273
Intangible assets subject to amortization
Agent relationships	—	73
Renewal rights	—	31,318
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	—
Goodwill and intangible assets	$39,631	$42,467
(a)         Goodwill:
Goodwill is assessed for impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Any potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the fair value of the reporting segment exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of the reporting segment exceeds its fair value, a more detailed goodwill impairment assessment must be undertaken. A goodwill impairment charge is recognized to the extent that, at the reporting unit level, the carrying value of goodwill exceeds the implied fair value.
The Company tested goodwill associated with each of its reporting units for recoverability at December 31, 2011.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company recorded goodwill of $2.8 million related to the Itasca acquisition (see Note 4, "Acquisitions" for further discussion), which was not associated with the Company's two reportable segments as identified in Note 22, "Segmented Information". The Company concluded that the carrying amount of goodwill related to the Itasca acquisition exceeded its fair value and, therefore, was not recoverable. As a result, the Company recorded a non-cash goodwill impairment charge of $2.8 million relating to the Itasca goodwill in the consolidated statements of operations during 2011. The determination that the fair value of goodwill was less than its carrying value resulted primarily from a decline in the quoted value of Kingsway's common stock as compared to the book value per share of the Company at December 31, 2011.
ARS, which is part of Insurance Services, has goodwill of $0.5 million. Based on this review, the Company concluded that the estimated fair value of ARS exceeds the carrying value of the reporting unit at December 31, 2011. Accordingly, the Company concluded that the goodwill associated with ARS was recoverable at December 31, 2011.
(b)         Intangible assets:
The Company's intangible assets with indefinite useful lives are not amortized. The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Accumulated amortization for these intangibles as of December 31, 2011 and 2010 was $18.3 million and $18.2 million, respectively. As of December 31, 2011, the Company's intangible assets with definite useful lives are fully amortized.
The insurance licenses intangible assets have indefinite useful lives and are not amortized. The agent relationships intangible asset was being amortized over a five-year term based on the pattern in which the economic benefits of the intangible asset was expected to be consumed. The renewal rights intangible assets, recognized related to the acquisitions of NEA and ARS, were being amortized on a straight-line basis over 10 to 15 years. Effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and, therefore, are no longer being amortized.  Amortization of intangible assets was $0.1 million and $4.4 million for the years ended December 31, 2011 and 2010, respectively.
All intangible assets are reviewed at least annually by the Company for impairment. No impairment charges were taken on intangible assets in 2011 or 2010.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 11 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2011
	Cost	Accumulated Amortization	Carrying Value
Land	$1,984	$—	$1,984
Buildings	1,904	338	1,566
Leasehold improvements	9,324	3,291	6,033
Furniture and equipment	6,562	4,883	1,679
Computer hardware	20,894	19,160	1,734
Automobiles	108	64	44
Total	$40,776	$27,736	$13,040

(in thousands)			December 31, 2010
	Cost	Accumulated Amortization	Carrying Value
Land	$1,984	$—	$1,984
Buildings	1,904	289	1,615
Leasehold improvements	9,439	2,921	6,518
Furniture and equipment	8,022	6,483	1,539
Computer hardware	21,289	18,999	2,290
Automobiles	66	51	15
Total	$42,704	$28,743	$13,961
During 2010, KAI contributed its building to American Service which was disposed of as part of the Atlas transaction.
NOTE 12 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Company's experience with similar cases and historical trends involving loss payment patterns, pending levels of unpaid loss and loss adjustment expenses, product mix or concentration, loss severity and loss frequency patterns.
Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.
Consequently, the process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2011 and December 31, 2010 were as follows:

(in thousands)	December 31,
	2011	2010
Balance at January 1, net	$166,734	$186,685
Incurred related to:
Current year	135,238	199,643
Prior years	7,907	14,402
Paid related to:
Current year	(84,718)	(122,320)
Prior years	(105,201)	(111,676)
Balance at December 31, net	$119,960	$166,734
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	298	7,974
Balance at December 31, gross	$120,258	$174,708
The results for the year ended December 31, 2011, were adversely affected by the evaluation of unpaid loss and loss adjustment expenses related to prior years.
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $7.9 million in 2011 compared to an unfavorable development of $14.4 million in 2010. Non-standard automobile business contributed $6.0 million of the prior years' adverse development in 2011 compared to $15.2 million in 2010. Business other than non-standard automobile contributed $1.9 million of the prior years' adverse development in 2011 compared to favorable development of $0.8 million in 2010.
NOTE 13 DEBT
Debt consists of the following instruments:

(in thousands)	December 31,
	2011		2010
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$1,657	1,641	$12,547	12,233
7.5% Senior notes due 2014	26,966	26,696	26,966	24,944
LROC preferred units due 2015	19,329	8,845	19,764	13,076
Subordinated debt	90,500	16,432	90,500	40,480
Total	$138,452	53,614	$149,777	90,733
Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(a)          Senior unsecured debentures:
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. The notes are fully and unconditionally guaranteed by the Company. In March 2004, an additional $25.0 million of these senior notes were issued. The notes are redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009, subject to the conditions stated in the trust indenture. Interest paid during the year was $3.3 million for 2011 and $6.1 million for 2010.
During 2011 and 2010, the Company repurchased zero and $73.5 million of par value, respectively, of this offering. The Company realized a gain on the repurchases of zero in 2011 and $0.3 million in 2010. As of December 31, 2011 and 2010, $27.0 million of par value of this issue remains outstanding.
On July 10, 2007, a general partnership of the Company, Kingsway 2007 General Partnership, issued C$100.0 million Senior Unsecured Debentures at 6% due on July 11, 2012. These debentures bear interest at a fixed rate of 6% per annum payable semi-annually from the date of issuance until July 11, 2012. Interest payments are to be made on January 10 and July 10 of each year, commencing January 10, 2008. The net proceeds to the Company amounted to C$99.2 million. Kingsway 2007 General Partnership may redeem the debentures in whole at any time and in part from time to time at the issuer's option. The debentures are unconditionally guaranteed by the Company and KAI.
During 2011 and 2010, the Company repurchased $11.4 million (C$10.8 million) and $69.8 million (C$71.4 million) of par value, respectively, of this offering and realized a gain of $0.6 million in 2011 and $2.8 million in 2010. As of December 31, 2011 C$1.7 million par value of this issue remains outstanding as compared to C$12.5 million par value outstanding at December 31, 2010.
Both of these senior unsecured debentures contain negative covenants in their trust indentures placing limitations and restrictions over certain actions without the prior written consent of the indenture trustees. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt-to-total capital ratio or the senior debt-to-total capital ratio exceeds 50% or 35%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The debentures also include covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to the debentures covered by the trust indentures if, after giving effect to such payments as described in the trust indentures, the total debt-to-total capital ratio exceeds 50%. As of December 31, 2011, the Company's total debt-to-capital and senior debt-to-capital ratios were 33.4% and 21.8%, respectively.
(b)          LROC preferred units:
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million of 5.00% LROC preferred units due June 30, 2015 of which the Company was a promoter.
Beginning in 2009, KFS Capital began purchasing LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid (“the KLROC Offer”) to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on Friday, July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. The Company has determined that the consolidated financial statements of KLROC Trust should be consolidated with the financial statements of the Company beginning July 23, 2010. Refer to Note 4, "Acquisitions" to the consolidated financial statements for further discussion.
(c)          Subordinated debt:
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value anytime after five years from their issuance until their maturity. Interest paid during the year was $0.9 million for 2011 and $4.1 million for 2010.
During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2011, deferred interest payable of $3.8 million is included in accounts payable and accrued liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in LIBOR over the deferral period.
NOTE 14 HEDGES
On July 10, 2007, Kingsway 2007 General Partnership issued a five-year C$100.0 million debt obligation due on July 11, 2012 with fixed semi-annual C$3.0 million interest payments. Kingsway 2007 General Partnership's risk management objective was to lock in the cash flow requirements on this debt obligation in U.S. dollar terms which is the currency in which its cash inflows are received, thus mitigating exposure to variability in expected future cash flows. In order to meet this objective, Kingsway 2007 General Partnership had entered into a cross-currency swap with Bank of Nova Scotia to swap U.S. dollar cash flows into Canadian dollar cash flows providing the Company with the required Canadian dollar funds each semi-annual period and upon maturity to settle the senior debenture offering interest payments. The swap transaction had been designated as a cash flow hedge. Any changes in the fair value of the hedging instruments were recorded in other comprehensive income (loss) until the hedged item affects the consolidated statement of operations.

On June 2, 2009, the Company discontinued the swap transaction which was designated as a cash flow hedge. When a cash flow hedge is discontinued, any cumulative adjustment to the hedging instrument that had been recorded through other comprehensive income (loss) is recognized in the consolidated statements of operations over the remaining term of the hedged item. The amount of loss recorded in other comprehensive income at the time of the discontinuance of the cash flow hedge was $6.2 million before tax of which $1.3 million and $3.6 million has been reclassified to other income in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, zero remains in other comprehensive income (loss) to be reclassified to the consolidated statements of operations in 2012.

NOTE 15 INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	Years ended December 31,
	2011	2010

Current income tax benefit	$(3,592)	$(14,494)
Deferred income tax expense	3,423	8,376
Income tax benefit	$(169)	$(6,118)
Income tax benefit varies from the amount that would result by applying the applicable Canadian income tax rate (28.25% for the year ending December 31, 2011 and 30.99% for the year ending December 31, 2010) to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2011	2010
Provision for taxes at Canadian statutory income tax rate	$(7,415)	$(59,055)
Valuation allowance	29,112	74,459
Loss carryforwards	(18,030)	—
Indefinite life intangible	2,653	—
Foreign operations subject to different tax rates	(1,669)	(6,653)
Change in tax rates and other	(4,820)	(14,869)
Income tax benefit for continuing operations	$(169)	$(6,118)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2011	2010
Deferred income tax assets:
Losses carried forward	$279,985	$240,165
Unpaid loss and loss adjustment expenses and unearned premiums	4,729	8,093
Other	11,097	16,163
Valuation allowance	(260,084)	(234,388)
Deferred income tax assets	$35,727	$30,033
Deferred income tax liabilities:
Intangible assets	$(2,653)	$—
Deferred policy acquisition costs	(2,759)	(4,744)
Investments	(7,145)	(7,762)
Fair value of debt	(25,823)	(17,024)
Deferred income tax liabilities	(38,380)	(29,530)
Net deferred income tax (liabilities) assets	$(2,653)	$503
The Company maintains a valuation allowance for its gross deferred income tax assets of $260.1 million (U.S. operations - $258.9; Other - $1.2) and $234.4 million (U.S. operations - $231.3; Other - $3.1) at December 31, 2011 and December 31, 2010, respectively. The Company's U.S. and Barbados businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's U.S. and Barbados operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2011 and December 31, 2010 U.S. and Barbados operations net deferred income tax assets. The Company carries a $0.5 million net deferred income tax asset for its Canadian operations at December 31, 2010, all of which management believes is more likely than not to be fully realized. The Company carries a deferred income tax liability of $2.7 million at December 31, 2011, all of which relates to intangible assets with indefinite useful lives.
Amounts, originating dates and expiration dates of the U.S. operating loss carryforwards are as follows:

Year of net operating loss	Expiration date	Net operating loss
2000	2020	$507
2001	2021	186
2006	2026	24,077
2007	2027	62,308
2008	2028	55,918
2009	2029	515,336
2010	2030	92,095
2011	2031	61,199
The U.S. operating loss carryforward amounts disclosed above contain consolidated and separate company operating loss carryforwards, the most significant of which is the KAI Tax Group operating loss carryforward of approximately $777.8 million. In addition, there are operating loss carryforwards relating to the operations in Barbados in the amount of $84.8 million, which losses will expire by 2018.
As of December 31, 2011, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax benefits.
The income taxes recoverable of $8.1 million and $18.0 million at December 31, 2011 and December 31, 2010, respectively, primarily relate to tax receivables of the Company's Canadian operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The federal income tax returns of the Company's U.S. operations for the years through 2007 are closed for Internal Revenue Service ("IRS") examination. The Company's U.S. operations federal income tax returns are not currently under examination by the IRS for any open tax years. The Company's 2009 Canadian federal income tax return is currently under examination by the Canada Revenue Agency ("CRA"). No material audit adjustments have been proposed by the CRA. The federal income tax returns of the Company's Canadian operations for the years through 2005 are closed for CRA examination.
NOTE 16 NET LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the years ended December 31, 2011 and 2010:

(in thousands)	Years ended December 31,
	2011	2010
Numerator:
Loss from continuing operations	$(26,078)	$(184,444)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	52,346	52,094
Weighted average diluted shares
Weighted average common shares outstanding	52,346	52,094
Effect of dilutive stock options	—	—
Total weighted average diluted shares	52,346	52,094
Basic loss per common share from continuing operations	$(0.50)	$(3.54)
Diluted loss per common share from continuing operations	$(0.50)	$(3.54)
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,591,500 and 1,768,000 as of December 31, 2011 and 2010, respectively, were not included in the computation of diluted loss per share because the exercise prices of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.
NOTE 17 STOCK-BASED COMPENSATION

(a)	Stock option incentive plan:
The Company has established a stock option incentive plan for key officers of the Company and its subsidiaries. Historically a stock option incentive plan was also available for directors. The director's plan was canceled during 2010. At December 31, 2011, the maximum number of common shares that may be issued under the plan was 4,800,000 common shares. The maximum number of common shares available for issuance to any one person under the stock option plan is 5% of the common shares outstanding at the time of the grant.
The exercise price is based on the market value of the shares at the time the option is granted. In general, the options vest evenly over a three or four-year period and are exercisable for periods not exceeding 10 years.
The intrinsic value of a stock option grant is the difference between the current market price for the Company's common shares and the exercise price of the option. The aggregate intrinsic values for the stock options outstanding at December 31, 2011 and 2010 were zero for each year. The aggregate intrinsic values for stock options exercisable at December 31, 2011 and 2010 were zero for each year.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following tables summarize information about stock options outstanding as of December 31, 2011 and December 31, 2010:
Exercise prices are stated as per the terms of the option.

December 31, 2011
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$4.50	29-Sep-10	29-Sep-15	3.7	400,000	100,000
	$4.50	6-Jan-10	6-Jan-15	3.0	1,000,000	250,000
C$	1.90	5-Mar-09	5-Mar-14	2.2	65,000	43,333
C$	10.03	5-Mar-09	5-Mar-14	2.2	32,500	21,667
C$	13.47	20-Feb-08	20-Feb-13	1.1	55,000	55,000
C$	23.00	12-Feb-07	12-Feb-12	0.1	32,000	32,000
C$	19.66	21-Feb-02	21-Feb-12	0.1	7,000	7,000
			Total:	3.0	1,591,500	509,000

December 31, 2010
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$4.50	29-Sep-10	29-Sep-15	4.7	400,000	—
	$4.50	06-Jan-10	06-Jan-15	4.0	1,000,000	—
C$	1.90	05-Mar-09	05-Mar-14	3.2	65,000	21,667
C$	10.03	05-Mar-09	05-Mar-14	3.2	82,000	27,333
C$	13.47	20-Feb-08	20-Feb-13	2.1	100,750	67,167
C$	23.00	12-Feb-07	12-Feb-12	1.1	47,500	47,500
C$	24.55	13-Feb-06	13-Feb-11	0.1	52,750	52,750
C$	13.53	10-Feb-03	10-Feb-13	2.1	2,500	2,500
C$	19.66	21-Feb-02	21-Feb-12	1.1	17,500	17,500
			Total:	3.8	1,768,000	236,417
At December 31, 2011 and December 31, 2010, the number of options exercisable was 509,000 and 236,417, respectively, with weighted average prices of C$6.85 and C$16.86, respectively.
The Company determines the fair values of options granted using the Black-Scholes option pricing model. Fair value of options granted in January 2010 was C$1.55 and September 2010 was C$1.57.
The Company does not record any compensation expense for stock options granted prior to 2003. When these stock options are exercised, the Company will include the amount of proceeds in additional paid-in capital.
The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 2010	January 2010
Risk-free interest rate	3.72%	3.72%
Dividend yield	—%	—%
Volatility of the expected market price of the Company's common shares	203.9%	193.8%
Expected option life (in years)	4.0	4.0
The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. As the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

management's opinion the above pro forma adjustments are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

(b)	Employee share purchase plan:
The Company had an employee share purchase plan where qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. The Company matched one half of the employee contribution amount, and its contributions vested immediately. All contributions were used by the plan administrator to purchase common shares in the open market. The Company's contribution was expensed as paid and for the years ended December 31, 2011 and 2010 totaled zero and $0.1 million, respectively.  This program was canceled effective June 30, 2010.

(c)	Deferred share unit program:
In May 2008, the Company implemented a deferred share unit ("DSU") program.  The purpose of the DSU program was to promote a greater alignment of interests between members of the Board of Directors and the shareholders of the Company. DSUs were credited to an account maintained for each director by the Company. The number of DSUs to be credited was determined by dividing the amount of the director's remuneration to be deferred into DSUs on that date by the closing TSX share price on that day.
The total number of DSUs held, for the years ended December 31, 2011 and 2010 was zero. The program was terminated effective January 1, 2010, and all outstanding DSUs held were redeemed effective August 26, 2010. The Company made a lump sum cash payment (net of any applicable withholdings or deductions) equal to the number of DSUs credited to the director's account as of the filing date of the notice of redemption of the DSUs multiplied by the fair market value per share.
NOTE 18 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States. for all of its qualified employees including the employees of all subsidiaries. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $16,500 in each of 2011 and 2010. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2011 and 2010 totaled $0.7 million and $0.6 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2011.
NOTE 19 RESTRUCTURING CHARGES
In February 2009, the Company announced a corporate restructuring plan to concentrate on its core lines of business and to improve the Company's financial stability. The Company consolidated operations in the United States and Canada, simplified the management structure, and reduced costs through synergies and operational efficiencies. As the Company exited businesses and streamlined operations, a significant number of employees were removed from the total workforce. The restructuring plan concluded in 2010.
In 2010, restructuring charges for continuing operations were as follows:

(in thousands)		Restructuring charges
	Severance and benefits	Consulting expense	Total
Provision balance at January 1, 2010	$1,891	$—	$1,891
Restructuring expense	4,777	26	4,803
Payments	6,552	26	6,578
Provision balance at December 31, 2010	$116	$—	$116
Since all restructuring activities were completed in 2010, the provision balance was reduced to zero in 2011.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 20 SHAREHOLDERS' EQUITY
Share transactions consist of the following:

(in thousands, except for share data)
	Shares Issued	Stock Options	Weighted-Average Exercise Price		Amount
Balance as of December 31, 2009	51,595,828	2,024,084	C$	16.77	$295,291
Issued January 4, 2010	500,000				848
Stock options:
Granted in year		1,400,000		$4.50
Expired in year		(271,034)	C$	3.86
Forfeited in year		(1,385,050)	C$	16.99
Balance as of December 31, 2010	52,095,828	1,768,000	C$	6.43	$296,139
Issued January 4, 2011	250,000				350
Stock options:
Expired in year		(50,750)	C$	9.91
Forfeited in year		(125,750)	C$	13.98
Balance as of December 31, 2011	52,345,828	1,591,500	C$	5.26	$296,489

(a)	There were no dividends declared for the 2011 or 2010 year.

(b)	There were no options exercised during the years ended December 31, 2011 and 2010.
NOTE 21 ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is a component of shareholders' equity on the consolidated balance sheets.
The table below details the components of accumulated other comprehensive income, net of tax, at December 31, 2011 and 2010:

(in thousands)	2011	2010
Balance at January 1	$14,407	$48,027
Changes in net unrealized gain on investments	68	981
Reclassification adjustment for realized losses (gains)	614	(1,583)
Changes in unrealized gains on translating financial statements of self-sustaining, foreign operation	464	4,671
Equity in other comprehensive loss of investees	(1,537)	—
Recognition of currency translation gain on disposal of subsidiary	—	(34,075)
Loss on cash flow hedge	(1,267)	(3,614)
Balance at December 31	$12,749	$14,407

NOTE 22 SEGMENTED INFORMATION
The Company is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota, Mendakota, UCC, Amigo, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

"Insurance Underwriting"). Insurance Underwriting provides non-standard automobile and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses and actively conducts business in 17 states.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: ARS, NEA and Advantage Auto, (collectively, "Insurance Services").
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
Advantage Auto is a licensed property and casualty agent. Advantage Auto is licensed as an agency in Illinois and Indiana and produces business in both states.
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.
Segment revenues for the years ended December 31, 2011 and 2010 were:

(in thousands)	Years ended December 31,
	2011	2010
Revenues:
Insurance Underwriting:
Net premiums earned	$156,382	$220,011
Other income	9,183	13,538
Total Insurance Underwriting	165,565	233,549
Insurance Services:
Service fee and commission income	31,607	13,008
Total Insurance Services	31,607	13,008
Total segment revenues	197,172	246,557
Net investment income	4,086	12,819
Net realized gains	1,095	9,257
Gain (loss) on change in fair value of debt	25,876	(107,269)
Other income not allocated to segments	318	3,517
Total revenues	$228,547	$164,881

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating loss of each segment is before income taxes and includes revenues and direct segment costs. Segment net loss for the years ended December 31, 2011 and 2010 were:

(in thousands)	Years ended December 31,
	2011	2010
Segment operating income (loss)
Insurance Underwriting	$(37,135)	$(60,254)
Insurance Services	1,731	(15,858)
Total segment operating loss	(35,404)	(76,112)
Net investment income	4,086	12,819
Net realized gains	1,095	9,257
Gain (loss) on change in fair value of debt	25,876	(107,269)
Other income not allocated to segments	318	3,517
General and administrative expenses not allocated to segments	(12,810)	(34,511)
Interest expense	(7,478)	(14,825)
Amortization of other intangible assets	(73)	(4,369)
Goodwill impairment	(2,830)	—
Gain on buy-back of debt	556	3,110
Gain on consolidation of debt	—	17,821
Equity in net income of investees	417	—
Loss from continuing operations before income tax benefit	$(26,247)	$(190,562)
Income tax benefit	(169)	(6,118)
Loss from continuing operations	$(26,078)	$(184,444)

Net premiums earned by line of business for the years ended December 31, 2011 and 2010 were:

(in thousands)	Years ended December 31,
	2011	2010
Insurance Underwriting:
Private passenger auto liability	$107,551	$147,545
Auto physical damage	39,200	59,880
Total non-standard automobile	$146,751	$207,425
Commercial auto liability	9,625	12,186
Other	6	400
Total net premiums earned	$156,382	$220,011

NOTE 23 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted price of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's LROC preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value.
Fair values of equity investments are considered to approximate quoted market values based on the latest bid prices in active markets. Fair value of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), internal models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 was as follows:

(in thousands)	December 31, 2011
			Assets and Liabilities at Fair Value
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$93,651	$—	$93,651
Equity investments	2,960	—	—	2,960
Other investments	—	488		488
Short-term investments	—	20,334		20,334
Total assets	$2,960	$114,473	$—	$117,433

Liabilities:
LROC preferred units	$8,845	$—	$—	$8,845
Senior unsecured debentures	—	28,337	—	28,337
Subordinated debt	—	16,432	—	16,432
Total liabilities	$8,845	$44,769	$—	$53,614

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2010
			Assets and Liabilities at Fair Value
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$127,863	$—	$127,863
Equity investments	82	—	—	82
Other investments	—	490	—	490
Short-term investments	—	18,249	—	18,249
Total assets	$82	$146,602	$—	$146,684

Liabilities:
LROC preferred units	$13,076	$—	$—	$13,076
Senior unsecured debentures	—	37,177	—	37,177
Subordinated debt	—	40,480	—	40,480
Total liabilities	$13,076	$77,657	$—	$90,733

NOTE 24 RELATED PARTY TRANSACTIONS
Related party transactions, including services provided to or received by the Company's subsidiaries, are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received as established and agreed by the parties. Management believes that consideration paid for such services approximate fair value. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party transactions.
On January 4, 2010, the Company and its subsidiary, KAI, acquired certain assets of Itasca, a property and casualty insurance industry advisory firm, owned and controlled by Mr. Larry G. Swets, Jr., a former director and the current Chief Executive Officer and President of the Company. As of the date of the transaction, Mr. Swets was not a director and did not hold any position within the Company. The consideration for the assets purchased was equal to $1.5 million cash and one million restricted common shares of the Company as described in the Note 4, "Acquisitions," to the consolidated financial statements.
In March 2010, the Company signed an agreement with American Physicians Assurance Corporation ("AP Assurance") to provide investment management and investment accounting services to the Company, commencing April 1, 2010. Two of the members of the Company's Board of Directors sat on the board of AP Assurance in March 2010, making it a related party.
In 2010, in addition to a previously agreed annual retainer of $0.2 million, the Board of Directors decided to pay an additional retainer of $0.2 million to the Chairman of the Board. The additional payments to the Chairman of the Board were due to his increased workload with respect to various matters confronting the Company.
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provides that 1347 Advisors will supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also serves on the Board of Directors of United. In February 2012, Amigo received a letter from the Florida Office of Insurance Regulation ("OIR") which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 25 COMMITMENTS AND CONTINGENT LIABILITIES
(a)         Legal proceedings:
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with the various proceedings at this time, it is possible that some of the actions may result in a loss with a material adverse effect on its financial condition or results of operations.
 (b)          Letters of credit:
The Company had a syndicate letter of credit facility which was used to collateralize reinsurance balances. The letter of credit facility was terminated in 2010.
(c)         Guarantees:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General.  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's expense under this contingency is not determinable and no liability is reflected in the consolidated financial statements at December 31, 2011.
(d)         Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $18.2 million and $16.6 million were on deposit with state and provincial regulatory authorities at December 31, 2011 and 2010, respectively. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $32.1 million and $28.3 million at December 31, 2011 and 2010, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
(e)         Collateral held:
In the normal course of business, the Company receives collateral on certain business transactions to reduce its exposure to credit risk. The amount of such pledged securities was $0.5 million and $0.9 million at December 31, 2011 and 2010, respectively. The Company is normally permitted to sell or repledge the collateral it receives under terms that are common and customary to standard collateral holding and are subject to the Company's standard risk management controls.
(f)          Future minimum lease payments:
Future minimum annual lease payments under operating leases for premises/equipment for the next five years and thereafter are:

(in thousands)
2012	$3,933
2013	3,468
2014	3,131
2015	2,099
2016	1,389
Thereafter	918

NOTE 26 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level as defined under the RBC statutes. As of December 31, 2011, all of the Company's U.S. insurance subsidiaries are above the required RBC levels.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As of December 31, 2010, UCC's RBC was 160%. UCC entered into a voluntary runoff and prepared a comprehensive plan which it filed with the Illinois Department of Insurance in April 2011. The comprehensive plan was approved by the Illinois Department of Insurance in June 2011. UCC has been in compliance with the plan since its approval.
The Company's reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of December 31, 2011, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.
NOTE 27 STATUTORY INFORMATION AND POLICIES

The Company's insurance subsidiaries prepare statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Departments of Insurance in states in which they are domiciled. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The Company and its subsidiaries have no material differences between accounting practices set forth in the NAIC Practices and Procedures Manual and prescribed practices in each insurer's state of domicile.

The Company's insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices ("SAP"). The more significant differences between SAP and U.S. GAAP are as follows:

•	Under SAP, deferred policy acquisition costs are expensed as they are incurred rather than capitalized and amortized over the expected life of the policy as required by U.S. GAAP.

•
Under SAP, certain assets are designated as "non-admitted" and are charged directly to unassigned surplus, whereas under U.S. GAAP, the non-admissibility concept does not apply and such assets are included in the consolidated balance sheets.

•
Under SAP, available-for-sale investments in fixed maturities are generally carried at amortized cost while U.S. GAAP requires available-for-sale fixed maturities to be carried at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity, net of applicable deferred taxes.

•
Under SAP, the realizability of deferred tax assets is determined utilizing an admissibility test whereas under U.S. GAAP, the realizability of deferred tax assets is evaluated utilizing a "more likely than not" standard. A valuation allowance is established for deferred tax assets deemed not realizable using this standard. Under SAP, any gross deferred tax assets determined to be not realizable are non-admitted. Additionally, changes in the balances of deferred tax assets and liabilities result in increases or decreases in net income under U.S. GAAP, whereas under SAP, these changes are charged or credited directly to surplus.

Statutory capital and surplus, statutory net loss and maximum dividend potential for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2011	2010
	(unaudited)
Combined net loss, statutory basis	$(22,032)	$(41,086)
Combined capital and surplus, statutory basis	$53,134	$64,288
Combined maximum dividend, statutory basis	$935	$925

Dividends paid by insurance subsidiaries are restricted by regulatory requirements of the insurance departments in the subsidiaries' state of domicile. The maximum amount of dividends that can be paid to shareholders by insurance companies without prior approval of the domiciliary state insurance commissioner is generally limited to the greater of (i) 10% of a company's statutory capital and surplus at the end of the previous year or (ii) 100% of the company's net income for the previous year. The combined maximum dividend in the table above represents the amount that can be paid by Mendakota, a wholly owned subsidiary of Mendota, to Mendota. At this time, however, none of UCC, Mendota, and Amigo is able to pay dividends to the Company without regulatory approval due to their negative unassigned surplus positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 28 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company. On July 10, 2007, the Company through its newly formed, wholly-owned subsidiary Kingsway 2007 General Partnership ("K2007GP"), issued C$100.0 million 6% senior unsecured debentures with a maturity date of July 11, 2012, unconditionally guaranteed by Kingsway Financial Services Inc. ("KFSI") and KAI (each a "Guarantor"). The debentures will be redeemable, in whole or part, at the option of K2007GP and are not subject to repayment by the holders prior to maturity. Interest on the debentures is payable semi-annually in arrears in equal installments on January 10 and July 10 each year beginning January 10, 2008. The following tables show condensed consolidating financial information for the Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and December 31, 2010, with a separate column for each Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

Condensed Consolidating Statement of Operations
For the year ended December 31, 2011	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$156,382	$—	$156,382
Service fee and commission income	—	—	—	31,607	—	31,607
Net investment income, net realized gains, and other income	(2,352)	2,503	496	14,035	—	14,682
Gain (loss) on change in fair value of debt	—	21,157	(649)	5,368	—	25,876
Management fees	—	(15)	—	—	15	—
Total revenue	(2,352)	23,645	(153)	207,392	15	228,547
Expenses:
Loss and loss adjustment expenses	—	—	—	143,145	—	143,145
Commissions and premiums taxes	—	—	—	24,305	—	24,305
Other expenses	3,623	7,986	289	66,096	15	78,009
Interest expense	—	14,184	275	(6,981)	—	7,478
Goodwill impairment		2,830		—		2,830
Total expenses	3,623	25,000	564	226,565	15	255,767
Loss before gains on debt, equity in net income of investees and income tax benefit	(5,975)	(1,355)	(717)	(19,173)	—	(27,220)
Gain on buy-back of debt	—	—	556	—	—	556
Equity in net income of investees		417				417
Loss from continuing operations before income tax benefit	(5,975)	(938)	(161)	(19,173)	—	(26,247)
Income tax (benefit) expense	(3,220)	2,653	—	398	—	(169)
Equity in undistributed net (loss) income of subsidiaries	(26,989)	(23,361)	—	—	50,350	—
(Loss) income from continuing operations	(29,744)	(26,952)	(161)	(19,571)	50,350	(26,078)
Loss on disposal of discontinued operations, net of taxes	(1,927)	634	—	—	—	(1,293)
Net (loss) income	$(31,671)	$(26,318)	$(161)	$(19,571)	$50,350	$(27,371)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the year ended December 31, 2010	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$220,011	$—	$220,011
Service fee and commission income	—	—	—	13,008	—	13,008
Net investment income, net realized gains, and other income	1,378	7,784	109	29,860	—	39,131
Gain (loss) on change in fair value of debt	—	(46,057)	(30,874)	(30,338)	—	(107,269)
Management fees	3	2,912	—	—	(2,915)	—
Total revenue	1,381	(35,361)	(30,765)	232,541	(2,915)	164,881
Expenses:
Loss and loss adjustment expenses	—	—	—	214,045	—	214,045
Commissions and premiums taxes	—	—	—	36,688	—	36,688
Other expenses	13,845	22,018	265	77,603	(2,915)	110,816
Interest expense	—	18,303	2,094	(5,572)	—	14,825
Total expenses	13,845	40,321	2,359	322,764	(2,915)	376,374
Loss before gains on debt, equity in net income of investees and income tax benefit	(12,464)	(75,682)	(33,124)	(90,223)	—	(211,493)
Gain on buy-back of debt	—	259	2,851	—	—	3,110
Gain on consolidation of debt	—	—	—	17,821	—	17,821
Income (loss) from continuing operations before income taxes	(12,464)	(75,423)	(30,273)	(72,402)	—	(190,562)
Income tax (benefit) expense	(5,330)	—	—	(788)	—	(6,118)
Equity in undistributed net (loss) income of subsidiaries	(53,989)	(64,696)	—	—	118,685	—
(Loss) income from continuing operations	(61,123)	(140,119)	(30,273)	(71,614)	118,685	(184,444)
(Loss) income from discontinued operations, net of taxes	—	—	—	(7,508)	—	(7,508)
Gain on disposal of discontinued operations, net of taxes	30,390	—	—	—	—	30,390
Net (loss) income	$(30,733)	$(140,119)	$(30,273)	$(79,122)	$118,685	$(161,562)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets
As of December 31, 2011	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$82,564	$171,412	$—	$—	$(253,976)	$—
Total investments	—	—	—	162,695	(45,262)	117,433
Investment in investees	—	45,458	—	97	3,134	48,689
Cash and cash equivalents	22,389	873	171	62,053	—	85,486
Goodwill and intangible assets	—	7,803	—	31,828	—	39,631
Other assets	12,240	245,037	22,591	1,116,970	(1,313,996)	82,842
Total assets	117,193	470,583	22,762	1,373,643	(1,610,100)	374,081
Liabilities and Shareholders' Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$—	$120,258	$—	$120,258
Unearned premiums	—	—	—	39,423	—	39,423
LROC preferred units	—	—	—	8,845	—	8,845
Senior unsecured debentures	—	44,021	1,641	—	(17,325)	28,337
Subordinated debt	—	16,432	—	—	—	16,432
Notes payable	—	90,160	—	(87,742)	—	2,418
Other liabilities	788	10,325	49	48,770	(17,969)	41,963
Total liabilities	788	160,938	1,690	129,554	(35,294)	257,676

Shareholders' Equity:
Common stock	$296,489	$774,658	$17,093	$433,261	$(1,225,012)	$296,489
Additional paid-in capital	15,403	—	—	—	—	15,403
Accumulated deficit	(201,208)	(463,476)	6,468	821,562	(364,554)	(201,208)
Accumulated other comprehensive income (loss)	12,749	(1,537)	(2,489)	(10,734)	14,760	12,749
Shareholders' equity attributable to common shareholders	123,433	309,645	21,072	1,244,089	(1,574,806)	123,433
Noncontrolling interests in consolidated subsidiaries	(7,028)	—	—	—	—	(7,028)
Total shareholders' equity	116,405	309,645	21,072	1,244,089	(1,574,806)	116,405
Total liabilities and shareholders' equity	$117,193	$470,583	$22,762	$1,373,643	$(1,610,100)	$374,081

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets
As of December 31, 2010	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$76,066	$215,501	$—	$(1,211,647)	$920,080	$—
Total investments	—		—	201,907	(55,223)	146,684
Investment in investees	—	49,079	—	—	—	49,079
Cash and cash equivalents	30,169	9,388	798	100,212	—	140,567
Goodwill and intangible assets	—	7,876	—	34,591	—	42,467
Other assets	42,152	231,123	32,418	(588,591)	424,680	141,782
Total assets	148,387	512,967	33,216	(1,463,528)	1,289,537	520,579
Liabilities and Shareholders' Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	—	174,708	—	174,708
Unearned premiums	—	—	—	66,879	—	66,879
LROC preferred units	—	—	—	13,076	—	13,076
Senior unsecured debentures	—	41,131	12,233	1	(16,188)	37,177
Subordinated debt	—	40,480	—	—	—	40,480
Notes payable	—	100,661	—	(100,661)	—	—
Other liabilities	3,514	8,733	551	46,674	(16,086)	43,386
Total liabilities	3,514	191,005	12,784	200,677	(32,274)	375,706
Shareholders' Equity:
Common stock	296,139	743,243	14,867	1,438,070	(2,196,180)	296,139
Additional paid-in capital	15,440	—	—	—	—	15,440
Accumulated deficit	(181,070)	(421,281)	9,021	(3,122,797)	3,535,057	(181,070)
Accumulated other comprehensive income (loss)	14,407	—	(3,456)	20,522	(17,066)	14,407
Shareholders' equity attributable to common shareholders	144,916	321,962	20,432	(1,664,205)	1,321,811	144,916
Noncontrolling interests in consolidated subsidiaries	(43)	—	—	—	—	(43)
Total shareholders' equity	144,873	321,962	20,432	(1,664,205)	1,321,811	144,873
Total liabilities and shareholders' equity	$148,387	$512,967	$33,216	$(1,463,528)	$1,289,537	$520,579

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(31,671)	$(26,318)	$(161)	$(19,571)	$50,350	$(27,371)
Income from discontinued operations and disposal of discontinued operations	1,927	(634)	—	—	—	1,293
Equity in undistributed earnings in subsidiaries	26,989	23,361	—	—	(50,350)	—
Gain (loss) on change in fair value of debt	—	(21,157)	649	(5,368)	—	(25,876)
Other	(5,375)	7,639	9,592	(56,930)	20,914	(24,160)
Net cash used in operating activities	(8,130)	(17,109)	10,080	(81,869)	20,914	(76,114)
Investing activities:
Proceeds from sale of investments	—	—	—	161,592	—	161,592
Purchase of investments	—	—	—	(131,176)	—	(131,176)
Acquisition of investees	—	—	—	(100)	—	(100)
Other	—	(12,320)	—	10,976	—	(1,344)
Net cash provided by investing activities	—	(12,320)	—	41,292	—	28,972
Financing activities:
Common stock issued	350	31,415	—	—	(31,415)	350
Proceeds from issuance of notes payable	—	—	—	2,418	—	2,418
Redemption of senior unsecured debentures	—	(10,501)	(10,707)	—	10,501	(10,707)
Net cash used in financing activities	350	20,914	(10,707)	2,418	(20,914)	(7,939)
Net (decrease) increase in cash and cash equivalents	(7,780)	(8,515)	(627)	(38,159)	—	(55,081)
Cash and cash equivalents at beginning of period	30,169	9,388	798	100,212	—	140,567
Cash and cash equivalents at end of period	$22,389	$873	$171	$62,053	$—	$85,486

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(30,733)	$(140,119)	$(30,273)	$(79,122)	$118,685	$(161,562)
(Loss) income from discontinued operations and disposal of discontinued operations	(30,390)	—	—	7,508	—	(22,882)
Equity in undistributed earnings in subsidiaries	53,989	64,696	—	—	(118,685)	—
Gain (loss) on change in fair value of debt	—	46,057	30,874	30,338	—	107,269
Other	(327,939)	16,780	60,895	14,693	179,362	(56,209)
Net cash used in operating activities	(335,073)	(12,586)	61,496	(26,583)	179,362	(133,384)
Investing activities:
Proceeds from sale of investments	—	—	—	182,124	—	182,124
Purchase of investments	—	—	—	(77,646)	—	(77,646)
Acquisition of investees	—	(49,079)	—	—	—	(49,079)
Acquisition of subsidiaries, net of cash acquired	98,350	(18,473)	—	4,721	(98,350)	(13,752)
Net proceeds from sale of discontinued operations	253,553	54,022	—	—	—	307,575
Other	24	4,060	—	(5,593)	—	(1,509)
Net cash provided by investing activities	351,927	(9,470)	—	103,606	(98,350)	347,713
Financing activities:
Common stock issued	848	201,276	—	—	(201,276)	848
Proceeds from issuance of notes payable	—	(120,264)	—	—	120,264	—
Redemption of senior unsecured debentures	—	(62,113)	(62,074)	—	—	(124,187)
Net cash used in financing activities	848	18,899	(62,074)	—	(81,012)	(123,339)
Net (decrease) increase in cash and cash equivalents	17,702	(3,157)	(578)	77,023	—	90,990
Cash and cash equivalents at beginning of period	12,467	12,545	1,376	23,189	—	49,577
Cash and cash equivalents at end of period	$30,169	$9,388	$798	$100,212	$—	$140,567

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 29 SUBSEQUENT EVENTS
On January 27, 2012, the Company announced that it is implementing an action to effect a reverse stock split of the Company's common stock. The action is intended to ensure that Kingsway remains in compliance with the New York Stock Exchange ("NYSE") continued listing standards. The action has been approved in principal by the Company's Board of Directors and remains subject to final Board action and shareholder approval. The Company has notified the NYSE of its intention to address through a reverse stock split its non-compliance with the NYSE continued listing requirement that the average closing price of a security not be lower than $1.00 per share over a consecutive 30 trading-day period, which is the minimum share price requirement. The Company's common stock continues to be listed on the NYSE and trades as usual subject to the NYSE's continued listing standards and monitoring. The Company plans to submit the reverse stock split for shareholder approval at its Annual Meeting of Shareholders to be held May 31, 2012.
On February 21, 2012, the Company and its subsidiary, 1347 Capital LLC, announced that the Company has signed a definitive agreement to acquire the tangible and intangible assets and liabilities of a specialty insurance business in a highly structured transaction for total consideration consisting of cash at closing, future contingent payments and common equity in the newly formed entity. The transaction, which is subject to customary closing conditions including regulatory approval, is expected to close during the second quarter of 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this Annual Report. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company's internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). All control systems contain inherent limitations, no matter how well designed. As a result, the Company's management acknowledges that its internal controls over financial reporting will not prevent or detect all misstatements due to error or fraud. In addition, management's evaluation of controls can provide only reasonable, not absolute, assurance that all control issues that may result in material misstatements, if any, have been detected.
Using the COSO Framework, the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the Company's internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 based upon the COSO Framework.
BDO USA, LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements included in the 2011 Annual Report, has issued an opinion on the Company's effectiveness of internal control over financial reporting as of December 31, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2011, and ending December 31, 2011, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.
Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.
We have adopted a code of ethics applicable to our directors, principal executive officer, principal financial officer, and other senior financial personnel ("Code of Ethics for Senior Financial Personnel") which is posted in the “Corporate Governance” section of our website at www.kingsway-financial.com. Any future amendments to the Code of Ethics for Senior Financial Personnel and any grant of waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in the "Corporate Governance" section of our website.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Consolidated Financial Statements. See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules. The following financial statement schedules are filed as a part hereof along with the related reports of the Independent Registered Public Accounting Firm included in Part II, Item 8. Schedules not listed here have been omitted because they are not applicable or the required information is included in the consolidated financial statements.
Schedule I    Investments Other Than Investments in Related Parties
Schedule III     Supplementary Insurance Information
Schedule IV    Reinsurance Schedule
Schedule VI    Supplemental Information Concerning Property-Casualty Insurance Operations
(3) Exhibits. The exhibits listed in the accompanying "Index to Exhibits" that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2011
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$17,054	$18,297	$18,297
Canadian government	3,788	3,790	3,790
State municipalities and political subdivisions	8,196	8,464	8,464
Mortgage-backed	38,093	38,444	38,444
Asset-backed	2,687	2,697	2,697
Corporate	21,526	21,959	21,959
Total fixed maturities	91,344	93,651	93,651
Equity investments	2,689	2,960	2,960
Other investments	488	488	488
Short-term investments	20,334	20,334	20,334
	$114,855	$117,433	$117,433
See accompanying report of independent registered accounting firm.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Policy Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2011
Insurance Underwriting	8,116	120,258	39,423	156,382	143,145	25,654	33,902	126,903
Total	$8,116	$120,258	$39,423	$156,382	$143,145	$25,654	$33,902	$126,903

2010
Insurance Underwriting	13,952	174,708	66,879	220,011	214,045	27,085	52,673	201,254
Total	$13,952	$174,708	$66,879	$220,011	$214,045	$27,085	$52,673	$201,254
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.
See accompanying report of independent registered accounting firm.

SCHEDULE IV. Reinsurance

(in thousands)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2011	$126,311	$11,543	$12,135	$126,903	9.6%
2010	198,869	10,325	12,710	201,254	6.3%
See accompanying report of independent registered accounting firm.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Policy Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2011
	8,116	120,258	39.423	156,382	4,086	135,238	7,907	25,654	189,920	126,903

Year ended December 31, 2010
	13,952	174,708	66,879	220,011	12,819	206,208	7,837	27,085	233,996	201,254
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 30, 2012	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President and Chief Executive Officer (principal executive officer)	March 30, 2012

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 30, 2012

/s/ Spencer L. Schneider Spencer L. Schneider	Chairman of the Board and Director	March 30, 2012

/s/ Gregory Hannon Gregory Hannon	Director	March 30, 2012

/s/ Terence Kavanagh Terence Kavanagh	Director	March 30, 2012

/s/ Joseph Stilwell Joseph Stilwell	Director	March 30, 2012

\

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of Kingsway Financial Services Inc.

3.2	By-law No. 5 of Kingsway Financial Services Inc.

4.1
Indenture dated January 28, 2004 among Kingsway America Inc., Kingsway Financial Services Inc. and BNY Midwest Trust Company (included as exhibit 4.1 to the Form F-4, filed May 27, 2004, and incorporated herein by reference).

4.2	Trust Indenture dated July 10, 2007 among Kingsway 2007 General Partnership, Kingsway Financial Services Inc., Kingsway America Inc., and Computershare Trust Company of Canada

4.3	Indenture dated December 4, 2002 between Kingsway America Inc. and State Street Bank and Trust Company of Connecticut, National Association

4.4	Indenture dated May 15, 2003 between Kingsway America Inc. and U.S. Bank National Association

4.5	Indenture dated October 29, 2003 between Kingsway America Inc. and U.S. Bank National Association

4.6	Indenture dated May 22, 2003 between Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company

4.7	Junior Subordinated Indenture dated September 30, 2003 between Kingsway America Inc. and J.P Morgan Chase Bank

4.8	Indenture dated December 16, 2003 between Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company

10.1	Amended and Restated Stock Option Plan of Kingsway Financial Services Inc., dated as of May 2001 and amended most recently as of May 2007

10.2	Purchase Agreement, dated January 25, 2010, between The Westaim Corporation and Kingsway Financial Services Inc.

10.3
Second Amendment to and Assignment and Assumption of Purchase Agreement, dated June 21, 2010, by and among FH Enterprises Inc., JBA Associates Inc., the four individual holders of all of JBA's voting securities, and Kingsway America Inc.

10..4	Tax Benefit Preservation Plan Agreement, dated as of September 28, 2010, between Kingsway Financial Services Inc. and Computershare Investor Services Inc.

10.5	Agreement and Plan of Merger, dated December 14, 2010, among JJR VI Acquisition Corp., Atlas Acquisition Corp., Kingsway Financial Services Inc., and American Insurance Acquisition Inc.

10.6	Operating Agreement of Acadia GP, LLC dated March 16, 2011 (included as exhibit 10.8 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.7
Stock Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and Kingsway America Inc. (included as exhibit 10.1 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.8
Senior Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to Kingsway America Inc. (included as exhibit 10.2 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

92

10.9
Junior Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp to Kingsway America Inc. (included as exhibit 10.3 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.10
Note Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and United Property and Casualty Insurance Company (included as exhibit 10.4 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.11
Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to United Property and Casualty Insurance Company (included as exhibit 10.5 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.12
Agreement of Limited Partnership dated March 30, 2011 between Acadia GP, LLC (in its capacity as a general partner of Acadia Acquisition Partners, L.P.) and limited partners (including United Property and Casualty Insurance Company) (included as exhibit 10.6 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.13
Intercreditor Agreement dated March 30, 2011 between HRM Acquisition Corp. and Kingsway America Inc. (included as exhibit 10.7 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.14	Subscription and Investment Representation Agreement dated March 30, 2011 (included as exhibit 10.9 to the March 31, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

10.15
Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors LLC, effective August 29, 2011 (included as exhibit 10.1 to the September 30, 2011 Form 10-Q, filed March 27, 2012, and incorporated herein by reference).

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics

21	Subsidiaries of Kingsway Financial Services Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

