Form 10-K/A
period 2011-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2012-04-30
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 (this "Amendment No. 1") to its Annual Report on Form 10-K, which was originally filed with the SEC on March 30, 2012 (the "Form 10-K"), to include Items 10 through 14 of Part III of the Form 10-K as contemplated by General Instruction G(3) to Form 10-K. In compliance with Rule 12b-15 under the Securities Exchange Act of 1934, we have included as exhibits to this Amendment No. 1 new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934. Other than the addition of Items 10 through 14 and the new certifications, the Form 10-K is not being amended or updated in any respect.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
Information set out below is as of April 19, 2012, unless otherwise indicated.

Gregory P. Hannon
Gregory P. Hannon has been a Vice-President and Director of Oakmont Capital Inc., a Toronto-based private investment company, since 1997. He previously was a founding partner of Lonrisk, a Toronto-based specialty insurer and subsidiary of the London Insurance Group, where he was the Vice-President. Prior to that, Mr. Hannon worked for the Continental Bank of Canada in commercial credit and as auditor for Arthur Andersen and Company, Chartered Accountants. Mr. Hannon received a Bachelor of Commerce degree from Queen's University in 1978 and an M.B.A. from The Harvard Business School in 1987. He currently sits on the board of Delhi-Solac, a privately owned manufacturer of steel tubing.

Age: 57
Residence: Ontario, Canada
Director Since: September 16, 2009	Board Committee Membership:		Attendance(2)		Public Board Membership:
Independent(1)	Board Audit Committee Corporate Governance and Nominating Committee		11/11 8/8	100% 100%	None
Shareholdings:
	Common Shares(3)			Value of Common Shares(4)
	1,828,500			CAD$1,279,950
Options(5)
	Date Granted	Expiry Date	Number Granted	Exercise Price	Total Unexercised	Value of Unexercised Options
	N/A	N/A	N/A	N/A	N/A	N/A
	TOTALS:	--	--	--	--	--

Terence M. Kavanagh
Terence M. Kavanagh has, since 1997, served as President and a Director of Oakmont Capital Inc., a Toronto-based private investment company. Prior to co-founding Oakmont Capital, Mr. Kavanagh's previous experience includes managing the Brentwood Pooled Investment Fund, a North American based investment fund, and managing a number of family-owned operating businesses in the real estate, property management and building services industries. Mr. Kavanagh was previously an investment banker in New York and Toronto with The First Boston Corporation and Lehman Brothers. He holds a Bachelor of Law degree from The University of Western Ontario, and an M.B.A. from the Tuck School of Business at Dartmouth College.

Age: 57
Residence: Ontario, Canada
Director Since: April 23, 2009	Board Committee Membership:		Attendance(2)		Public Board Membership:
Independent(1)	Board Compensation Committee Investment and Capital Committee		11/11 6/6 5/5	100% 100% 100%	None
Shareholdings:
	Common Shares(3)			Value of Common Shares(4)
	1,774,500			CAD$1,242,150
Options(5)
	Date Granted	Expiry Date	Number Granted	Exercise Price	Total Unexercised	Value of Unexercised Options
	N/A	N/A	N/A	N/A	N/A	N/A
	TOTALS:	--	--	--	--	--

KINGSWAY FINANCIAL SERVICES INC.

Spencer L. Schneider
Spencer L. Schneider, Chairman of the Board, is engaged in the private practice of law in New York, New York. Mr. Schneider opened his law firm in 1989 and practices law primarily in the areas of corporate law and litigation. Mr. Schneider is a member of the Bar of the State of New York. He was a director of American Physicians Capital, Inc., a Michigan based insurance carrier, from February 2002 until October 2010, where he was Chairman of the governance committee and compensation committee and served as a member of the audit committee. Mr. Schneider received a Bachelor of Arts degree from Washington University in 1982 and a Juris Doctor from the Benjamin N. Cardozo School of Law in 1985. He has been Chairman of the Board since April 23, 2009.

Age: 52
Residence: New York, United States of America
Director Since: January 7, 2009	Board Committee Membership:		Attendance(2)		Public Board Membership:
Independent(1)(6)	Board Audit Committee Corporate Governance and Nominating Committee		11/11 8/8	100% 100%	None
Shareholdings:
	Common Shares(3)			Value of Common Shares(4)
	23,000			CAD$16,100
Options(5)
	Date Granted	Expiry Date	Number Granted	Exercise Price	Total Unexercised	Value of Unexercised Options
	N/A	N/A	N/A	N/A	N/A	N/A
	TOTALS:	--	--	--	--	--

Joseph Stilwell
Joseph Stilwell has acted as a private investment manager overseeing the Stilwell Group of funds since 1993. He has been a director of the Company since April 23, 2009. He was a director of American Physicians Capital, Inc., a Michigan based insurance carrier, from 2004 until October 2010, and he sat on the board of directors of SCPIE Holdings Inc., a California based insurance carrier, in 2007. Mr. Stilwell is a graduate from the Wharton School of the University of Pennsylvania with a Bachelor of Science in Economics.

Age: 50
Residence: New York, United States of America
Director Since: April 23, 2009	Board Committee Membership:		Attendance(2)		Public Board Membership:
Independent(1)	Board Audit Committee Compensation Committee Investment and Capital Committee		11/11 6/8 6/6 5/5	100% 75% 100% 100%	None
Shareholdings:
	Common Shares(3)			Value of Common Shares(4)
	8,840,422			CAD$6,188,295
Options(5)
	Date Granted	Expiry Date	Number Granted	Exercise Price	Total Unexercised	Value of Unexercised Options
	N/A	N/A	N/A	N/A	N/A	N/A
	TOTALS:	--	--	--	--	--
Notes:

(1)
“Independent” refers to the standards of independence established under Sections 1.4 and 1.5 of the Canadian Securities' Administrators National-Instrument 52-110, and section 301 of the Sarbanes-Oxley Act of 2002 and the criteria for independence established by the New York Stock Exchange ("NYSE").

(2)	All of the directors attended the 2011 annual meeting.

KINGSWAY FINANCIAL SERVICES INC.

(3)	This aggregate number includes Common Shares beneficially owned, controlled or directed. 3,275,500 Common Shares of the Company are held jointly by Mr. Hannon and Mr. Kavanagh.

(4)	The Value of the Common Shares is based on the closing price of the Common Shares on the TSX as of April 19, 2012: CAD$0.70.

(5)	Upon the recommendation of the Compensation Committee, the Board did not award stock options to the directors of the Company in 2011.

(6)
Mr. Schneider has been granted options to purchase, in the aggregate, 200,000 Common Shares from Stilwell Value Partners III, L.P. (“SVP III”) and Stilwell Associates, L.P. (“Associates”) pursuant to a Stock Option Agreement made and entered into as of January 7, 2009 (the “Schneider Stock Option Agreement”) by and among SVP III, Associates and Mr. Schneider. The terms and conditions with respect to the exercise of such options, including, among other things, the exercisability of such options, the exercise price for such options and the method of exercising such options, are set out in the Schneider Stock Option Agreement, a copy of which is attached as Exhibit 10 to United States Securities and Exchange Commission Schedule 13D (Amendment No. 8), dated February 18, 2009 filed with the United States Securities Exchange Commission (the “SEC”). These options are currently out-of-the-money and are currently worth $0.

(7)
This number reflects 500,000 Shares beneficially owned and the following number of Shares controlled and directed through: Stilwell Associates L.P. (2,105,479 Shares); Stilwell Value Partners III L.P. (3,000,000 Shares); Stilwell Value Partners IV, L.P. (3,000,000 Shares); and Stilwell Associates Insurance Fund of the S.A.L.I. Multi-Series Fund L.P. (234,943 Shares).

Cease Trade Orders, Bankruptcies, Penalties or Sanctions
To the knowledge of management, no director of the Company is, or has been within ten years before the date of this Amendment No.1:

1)
a director, chief executive officer (CEO) or chief financial officer (CFO) of any company (including the Company) that (i) was subject to an order that was issued while acting in the capacity as director, CEO or CFO or (ii) was subject to an order that was issued after the individual ceased to be a director, CEO or CFO and which resulted from an event that occurred while that person was acting in the capacity as director, CEO or CFO;

2)
a director or executive officer of any company (including the Company) that, while such person was acting in that capacity, or within one year of such person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

3)
became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or became subject to or instituted any proceedings, arrangements or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of such person.

For the purposes of the foregoing, the term “order” means a cease trade order, an order similar to a cease trade order, or an order that denied the relevant company access to any exemption under securities legislation, that was in effect for a period of more than 30 consecutive days.
To the knowledge of management, no director of the Company has been subject to:

1)
any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

2)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder.
Identification of Executive Officers and Certain Significant Employee
The following table sets forth certain information regarding the Company's executive officers and certain significant employee:

Name	Age	Current Position
Larry G. Swets, Jr.	37	President and Chief Executive Officer
William A. Hickey, Jr.	53	Executive Vice President, Chief Operating Officer & Chief Financial Officer
Leonia Rodrigues	44	President of Assigned Risk Solutions Ltd.
Biographical information for each of the executive officers and certain significant employee is set out below.

KINGSWAY FINANCIAL SERVICES INC.

Larry G. Swets, Jr.
Since July 1, 2010, Mr. Swets has been the President and Chief Executive Officer of the Company. From January 2010 through June 2010, Mr. Swets was the Executive Vice President of Corporate Development of the Company. Prior to joining the Company, Mr. Swets was the Managing Director of Itasca Financial LLC from May 2005 until January 2010. Mr. Swets holds a Chartered Financial Analyst designation from the CFA Institute. He received a Masters of Science degree from De Paul University in 1999 and a Bachelors of Business and Finance degree from Valparaiso University in 1997.
William A. Hickey, Jr.
Mr. Hickey joined the Company on August 30, 2010 as Executive Vice President and Chief Operating Officer. On April 25, 2011, he assumed the additional responsibility of Chief Financial Officer. Prior to joining the Company, Mr. Hickey was a Managing Director with Macquarie Capital from November 2009 to August 2010. Previously, he was Managing Director, Chief Operating Officer and Chief Financial Officer for Fox-Pitt Kelton Cochran Caronia Waller from August 2007 to the time of its merger with Macquarie on November 30, 2009. He also served in the same capacity for Cochran Caronia Waller at the time of its merger with Fox-Pitt Kelton on August 31, 2007. Prior to joining Cochran Caronia Waller, Mr. Hickey was Executive Vice President and Chief Financial Officer of the Kemper Insurance Companies. Mr. Hickey earned a Bachelor of Business Administration degree in accountancy with high honors from the University of Notre Dame and a Master of Management degree in finance and management policy with distinction from the J.L. Kellogg Graduate School of Management at Northwestern University. He was awarded the Chartered Financial Analyst designation in 1989 and the Certified Public Accountant designation in 1981.
Leonia Rodrigues
Ms. Rodrigues has served as President of JBA Associates, Inc. n/k/a Assigned Risk Solutions Ltd., a subsidiary of the Company, since August 22, 2007.  From 2006 through 2007, she served as its General Manager.  Prior to that, Ms. Rodrigues was the General Manager of Clarendon National Insurance Company from 1995 through 2006.   In connection with her twenty-seven years of experience in the insurance industry, Ms. Rodrigues holds a property and casualty producer license in twenty-two states, as well as a Certificate of Computer Programming from Roberts Walsh Business School.
Family Relationships
There are no family relationships between any director or executive officer.
The Audit Committee
The Board has a standing Audit Committee which operates pursuant to a written charter adopted by the Board. The Audit Committee was established in accordance with the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended ("the Exchange Act") and Canadian Securities' Administrators National Instrument 52-110- Audit Committees. The Audit Committee selects and engages the Company's independent auditors, reviews the scope of audit engagements, reviews management letters of such auditors and management's response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company's internal accounting controls and annually reviews its charter and submits any recommended changes to the Board for its consideration.
The Audit Committee consists of three members: Gregory P. Hannon (Chairman), Spencer L. Schneider and Joseph Stilwell. The Board has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the NYSE Amex listing standards, that each member of the Audit Committee meets the enhanced independence standards established by the SEC and that Gregory P. Hannon qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee held 8 meetings in the fiscal year ended December 31, 2011. The responsibilities and duties of the Audit Committee are set out in the Audit Committee's charter, the text of which is set forth in Appendix A to the Company's Annual Information Form dated March 31, 2011, and which is filed on SEDAR at www.sedar.com.

KINGSWAY FINANCIAL SERVICES INC.

The following is a description of the education and experience of each member of the Audit Committee that is relevant to the performance of his responsibilities as a member of the Audit Committee:
Gregory P. Hannon has been a Vice-President and Director of Oakmont Capital Inc. since 1997. He previously was a founding partner of Lonrisk, a Toronto-based specialty insurer and subsidiary of the London Insurance Group, where he was the Vice-President. Prior to that, Mr. Hannon worked for the Continental Bank of Canada in commercial credit and as an auditor for Arthur Andersen and Company, Chartered Accountants. Mr. Hannon received a Bachelor of Commerce degree from Queen's University in 1978 and an M.B.A. from The Harvard Business School in 1987. He currently sits on the Board of Delhi-Solac, a privately-owned manufacturer of steel tubing.
Spencer L. Schneider served from 2002 until 2010, on the audit committee of American Physicians Capital Inc. (“ACAP”), an insurance holding company, which is engaged in the business of providing medical professional liability insurance to physicians in the United States. In this role, Mr. Schneider was actively involved in reviewing ACAP's quarterly and annual filings.
Joseph Stilwell, as managing partner of Stilwell Associates, LP, has over 18 years of experience in managing his own investment funds, with a great deal of his time being dedicated to analyzing financial statements. Mr. Stillwell is also a graduate of the Wharton School of the University of Pennsylvania with a Bachelor of Science in Economics.
Report of the Audit Committee
The Audit Committee has met and held discussions with management and the independent accountants. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

The Company's independent accountants also provided to the Audit Committee the written disclosures required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and the Audit Committee discussed with the independent accountants that firm's independence. The Audit Committee also considered whether the provision of non-audit services by the independent accountants is compatible with their independence.

Based upon the Audit Committee's discussion with management and the Company's Independent Registered Public Accounting Firm and Auditor and the Audit Committee's review of the representation of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.
Code of Ethics
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
Item 11. EXECUTIVE COMPENSATION
Executive Compensation
For 2011, the Company's Named Executive Officers consist of the Company's Chief Executive Officer, the Chief Financial Officer, one most highly compensated executive officer who was serving the Company as an executive officer on December 31, 2011 and one individual who would have been among our most highly compensated executive officers if he had remained employed with the Company as of December 31, 2011 ("Named Executive Officers").

KINGSWAY FINANCIAL SERVICES INC.

The following individuals, holding the respective positions set forth opposite their names, are the Named Executive Officers for 2011:

Name	Title
Larry G. Swets, Jr.	President and Chief Executive Officer of the Company
William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer & Chief Financial Officer of the Company
Leonia Rodrigues	President of Assigned Risk Solutions Ltd.
Roberto Espin Jr. (1)	Former President of Kingsway Amigo Insurance Company

(1) Mr. Roberto Espin Jr. resigned from the Company, effective March 31, 2011.

2011 Summary Compensation Table
The following table provides information regarding the compensation earned during the last fiscal year by the Named Executive Officers.

Name and Principal Position	Year	Salary (US$)	Bonus(1) (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation(2) (US$)	Total (US$)
Larry G. Swets, Jr., President and CEO	2011	500,000	150,000	—	—	—	—	8,517	658,517
William A. Hickey, Jr., Executive Vice President, Chief Operating Officer & Chief Financial Officer	2011	299,500	150,000	—	—	—	—	4,299	453,799
Leonia Rodrigues, President of Assigned Risk Solutions Ltd.	2011	350,000	87,500	—	—	—	—	13,647	451,147
Roberto Espin, Jr., Former President of Kingsway Amigo Insurance Company(3)	2011	101,005	—	—	—	—	—	510,444	611,449

Notes:

(1)	These amounts represent cash bonuses paid to Mr. Swets and Mr. Hickey and a guaranteed bonus paid to Ms. Rodrigues pursuant to the terms of her employment agreement.

(2)
For each Named Executive Officer, amounts reported in this column include employer-paid life insurance premiums and contributions to the Company's 401(k) retirement plan. For Ms. Rodrigues, the amount reported in this column also includes monthly automobile and telephone allowances. For Mr. Espin, the amount reported in this column also includes a severance payment of $500,000 and a cash payment for accrued vacation.

(3)	Mr. Espin resigned from the Company, effective March 31, 2011.
Narrative to 2011 Summary Compensation Table
Performance Based Bonus
In connection with the Company's accomplishments in 2011, the Compensation Committee approved two cash bonuses of $150,000

KINGSWAY FINANCIAL SERVICES INC.

paid to Mr. Hickey and Mr. Swets in February 2012.
Guaranteed Cash Bonus
In connection with the acquisition of JBA, Ms. Rodrigues received a guaranteed bonus equal to 25% of her annual base salary pursuant to the terms of her employment agreement.
Non-Equity Incentive Plan Compensation
Pursuant to the terms of Ms. Rodrigues' employment agreement, Ms. Rodrigues is eligible to receive an annual performance-based bonus equal to the lesser of (i) 25% of her base salary or (ii) 20% of an amount in excess of a specified performance level of earnings before interest, taxes, depreciation and amortization for JBA's existing businesses. Performance is measured over the 12-month period commencing June 2011, the first anniversary of the effective date of the employment agreement, and payable in August 2012.
Severance Compensation
As noted above, effective March 31, 2011, Mr. Espin resigned from the Company. In connection with Mr. Espin's resignation, Mr. Espin was paid a lump sum severance payment of $500,000 in consideration for employment-related releases, including terminating his change of control agreement.
Outstanding Equity Awards at December 31, 2011

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (US$)	Option Expiration Date (US$)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested (US$)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (US$)
Larry G. Swets, Jr.	250,000	750,000	—	4.50	Jan. 6 2015	n/a	n/a	n/a	n/a
William A. Hickey, Jr.	50,000	150,000	—	4.50	Sept. 29 2015	n/a	n/a	n/a	n/a
Leonia Rodrigues	—	—	—	n/a	n/a	n/a	n/a	n/a	n/a
Roberto Espin, Jr.	—	—	—	n/a	n/a	n/a	n/a	n/a	n/a
Notes:

(1)	These options were awarded in January 2010 to Mr. Swets and in September 2010 to Mr. Hickey, and vest in 25% increments on each of the first through fourth year anniversaries of the date of grant.
Narrative Disclosure Regarding Post-Termination Arrangements
The Company maintains a severance policy for the payment of certain benefits to certain eligible employees of the Company, including the Named Executive Officers. Benefits are paid under this policy following a termination of employment in connection with a reduction in work force. Under the policy, upon a qualifying termination of employment, the Named Executive Officers are entitled to two weeks of severance pay for each full year of service with the Company, with a minimum of twelve weeks of severance pay and a maximum of 39 weeks of severance pay. Participants are also entitled to receive subsidized COBRA benefits during the severance period.

KINGSWAY FINANCIAL SERVICES INC.

Mr. Hickey and Ms. Rodrigues receive severance protection pursuant to the terms of their respective employment arrangements. Under the terms of Mr. Hickey's severance agreement, he is eligible to receive twelve months of base salary for a termination of employment by the Company other than for “cause” or by Mr. Hickey for “good reason” (each as defined in the severance agreement). Under the terms of Ms. Rodrigues' employment agreement, in the event of her death, her beneficiaries will receive a death benefit equal to six months of Ms. Rodrigues' base salary and her bonus award, if any, for the year in which her death occurs. In the event of Ms. Rodrigues' disability, Ms. Rodrigues is eligible to receive her base salary for a period equal to the lesser of (i) six months or (ii) the remainder of the employment term. For termination of Ms. Rodrigues' employment by the Company for reasons other than “cause,” Ms. Rodrigues is eligible to receive her base salary and subsidized health care benefits for a period equal to the later of (i) the expiration of the employment term and (ii) twelve months after the date of termination of her agreement. Under the terms of the agreement, Ms. Rodrigues' employment term continues until June 21, 2014, with automatic renewals for one-year periods thereafter. Ms. Rodrigues is subject to restrictive covenants relating to confidentiality, non-competition and non-solicitation under the terms of her agreement.
As noted above, effective March 31, 2011, Mr. Espin resigned from the Company and was paid a lump sum settlement of $500,000 in consideration for employment-related releases, including termination of his change of control agreement.

Director Compensation-Narrative Description
Remuneration of Directors
The Company's director compensation program is designed to (i) attract and retain the most qualified people to serve on the Board and its committees; and (ii) provide appropriate compensation for the risks and responsibilities of being an effective director. Only non-employee directors of the Board are remunerated for serving as directors of the Company.
In 2010, the Board determined that the director fee structure that was in place in previous years was not ideal given the number of required meetings and effort involved in directing the Company through its restructuring efforts. The Board simplified the structure by eliminating committee membership and committee chair fees, eliminating board and committee meeting attendance fees, eliminating the Deferred Share Unit program, and replacing this with a single retainer fee, payable quarterly, in the amount of CAD$100,000 annually (or, US$99,922 in 2011, based on the exchange rates in effect at the time the quarterly payments were made). The fee for the Chairman was set at CAD$200,000 annually (or, US$199,844 in 2011, based on the exchange rates in effect at the time the quarterly payments were made). In 2011, the exchange rate fluctuated between CAD$1.00 = US$0.9766 and US$1.0482. The retainers were paid in the currency of the director's country of residence. This approach was continued for 2011.

KINGSWAY FINANCIAL SERVICES INC.

2011 Director Compensation
The following table provides information regarding the compensation of our non-employee directors for 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
	(US$)(1)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Gregory Hannon	99,922	n/a	n/a	n/a	n/a	n/a	99,922
Terence M. Kavanagh	99,922	n/a	n/a	n/a	n/a	n/a	99,922
Spencer L. Schneider	199,844	n/a	n/a	n/a	n/a	n/a	199,844
Joseph Stilwell	99,922	n/a	n/a	n/a	n/a	n/a	99,922
Notes:

(1)
Amounts reported in this column represent the annual retainer paid to each non-employee director. The annual retainer was paid in the currency of the director's country of residence and converted to U.S. dollars based on the exchange rate in effect at the time the quarterly payments were made.

Compensation Committee Interlocks and Insider Participation
The Board has a standing Compensation Committee which operates pursuant to a written charter adopted by the Board. The Compensation Committee's primary duties and responsibilities are:

•
to assist the Board in discharging its responsibilities in respect of compensation of the Company's executive officers, including setting salary and annual bonus levels for the Company's senior executive officers as well as overseeing the senior staff bonus plans, subject to the approval of the Board;

•	to produce a report for inclusion in the Company's management information circular on executive compensation;

•	to provide recommendations to the Board in connection with directors' compensation; and

•	to provide recommendations to the Board in connection with succession planning for senior management of the Company.
The Compensation Committee's charter requires all Committee members satisfy the applicable independence requirements of Ontario Securities Commission NI 58-101, NP 58-201 and other regulatory requirements. The Board determined that each member of the Compensation Committee in 2011 was independent.
As of December 31, 2011, the Compensation Committee was comprised of Joseph Stilwell and Terence M. Kavanagh.

KINGSWAY FINANCIAL SERVICES INC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,768,000	6.43	2,769,266
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,768,000	6.43	2,769,226
The shareholders of the Company have approved all equity compensation plans under which securities may be issued. The Company has established the Amended and Restated Stock Option Plan (the "Stock Option Plan") for directors, officers and key employees of the Company and its subsidiaries. The total number of common shares reserved for issuance under the Stock Option Plan may not exceed 4,800,000 common shares. As of December 31, 2011, 2,945,726 common shares remained available for issuance pursuant to the Stock Option Plan. During 2011, no options were granted to eligible employees. The maximum number of common shares available for issuance to any one person under the stock option plan is 5% of the common shares outstanding at the time of the grant. The exercise price is based on the market value of the common shares at the time the option is granted. In general, the options vest evenly over a three or four-year period and are exercisable for periods not exceeding 10 years provided that such period shall not exceed 5 years for options granted after February 11, 2003.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of or control or direction, directly or indirectly, of the common shares as of April 19, 2012, by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's outstanding common shares, which includes any person or company who, or to the knowledge of the Company's directors and executive officers, any person or company that beneficially owns or controls or directs, directly or indirectly, 5% or more of the Company's outstanding common shares, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and each additional executive officer named in the summary compensation table under “Executive Compensation” below and (iv) all directors and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the common shares indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is:150 Northwest Point Blvd., Elk Grove Village, IL, 60007.

KINGSWAY FINANCIAL SERVICES INC.

Beneficial Owner	Number of Common Shares	Percent of Common Shares Outstanding(1)
Gregory P. Hannon	1,828,500	3.48%
Terence M. Kavanagh	1,774,500	3.37%
Spencer L. Schneider	23,000	0.04%
Joseph Stilwell	8,840,422	16.84%
Bruce Mitchell	5,602,478 [2]	10.65%
Larry G. Swets, Jr.	1,010,100 [3]	1.45%
William A. Hickey, Jr.	—	—
Leonia Rodrigues	—	—
All Directors and Executive Officers as a Group (7 persons)	13,476,522	25.62%
Notes:

(1)
Except as otherwise provided, all percentages are calculated based upon the total number of shares outstanding of 52,595,828 shares of the Company as of April 19, 2012, plus the number of options presently exercisable or exercisable within 60 days of April 19, 2012 by the named security holder.

(2)
As disclosed in Mr. Mitchell's press release dated February 10, 2012 and on the System for Electronic Disclosure by Insiders (SEDI). Mr. Mitchell's address, per public disclosure is: Suite 108 42 Antares Drive, Nepan ON. K2G 7Y4.

(3)	Mr. Swets owns 1,000,000 shares directly, and 10,100 shares indirectly as a beneficial owner of the shares held by InsRisk Equity Fund, LP.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Indebtedness of Directors and Officers
No current or former executive officer, director or employee of the Company or any of its subsidiaries and no associate of any current or proposed director or executive officer of the Company was indebted to the Company or any of its subsidiaries, or to another entity where such indebtedness was the subject of a guarantee, support agreement, letter of credit, or other similar arrangement or understanding provided by the Company or any of its subsidiaries.
Directors' and Officers' Insurance
The Company has directors' liability insurance for the directors and officers of the Company and its subsidiaries. The aggregate 2011 annual premium was CAD$827,500, no part of which is payable by the directors and officers. The annual insurance coverage under the policy is limited to CAD$50 million per policy year.
Interests Of Informed Persons And Other In Material Transactions
No director or executive officer of the Company, and no associate or affiliate of any such director or executive officer, nor, to the best knowledge of the directors and executive officers of the Company after having made reasonable inquiry, any person or company who beneficially owns, controls or directs, directly or indirectly, voting securities of the Company carrying more than five (5%) percent of the voting rights attached to all outstanding voting securities of the Company at the date hereof, or any associate or affiliate thereof, has any material interest, direct or indirect, in any transaction since the commencement of the Company's most recently completed financial year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, other than as disclosed below.
In connection with the going-public transaction of the Company's wholly-owned subsidiaries, American Country Insurance Company and American Service Insurance Company, Inc. that closed on December 31, 2010 (please refer to the section entitled “General Development of the Business - Three Year History” in the Company's 2010 Annual Information Form filed on SEDAR for a description of the transaction), on November 1, 2010, American Insurance Acquisition Inc., at the time an indirect wholly-owned subsidiary of the Company, completed an offering (the “Offering”) of 3,983,502 subscription receipts (“Subscription Receipts”) at a price of CAD$2.00 per Subscription Receipt. Each Subscription Receipt was ultimately exchanged for one (1)

KINGSWAY FINANCIAL SERVICES INC.

ordinary share of Atlas Financial Holdings, Inc. (“Atlas”) and one (1) warrant to acquire an ordinary share of the Atlas for a period of three (3) years for CAD$2.00 per ordinary share.
Oakmont Capital Inc., an entity controlled jointly by Gregory Hannon and Terence Kavanagh, each a current and proposed director of the Company, participated in the Offering and ultimately acquired 500,000 ordinary shares of Atlas, which translates into 3% of the total equity shares and control over 8% of the voting rights attached to the outstanding shares of Atlas, and 500,000 warrants for ordinary shares of Atlas.
Stilwell Value Partners V, L.P., an entity controlled and directed by Joseph Stilwell, a current and proposed director of the Company, also participated in the Offering and ultimately acquired 506,500 ordinary shares of Atlas, which translates into 3% of the total equity shares and control over 8% of the voting rights attached to the outstanding shares of Atlas, and 506,500 warrants for the purchase of ordinary shares of Atlas.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by BDO USA LLP ("BDO USA") for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries, and for the reviews of the Company's quarterly financial statements were $886,939 in fiscal year 2011 and $1,005,000 in fiscal year 2010. The aggregate fees billed by KPMG LLP ("KPMG"), the Company's former auditor, for professional services rendered for the reviews of the Company's quarterly financial statements was $580,622 for partial year work performed in 2010.
Audit Related Fees
The aggregate audit related fees, including expenses reimbursed, billed by BDO USA were zero in fiscal year 2011 and 2010. The aggregate audit related fees, including expenses reimbursed, billed by KPMG were zero in fiscal year 2011 and $130,605 in fiscal year 2010. This work primarily included consultations related to financial accounting and reporting standards in 2010.
Tax Fees
The aggregate fees, including expenses reimbursed, billed by BDO USA for tax compliance, tax advice and tax planning services were zero in fiscal years 2011 and 2010. The aggregate fees, including expenses reimbursed, billed by KPMG for tax compliance, tax advice and tax planning services were $466,923 in fiscal year 2010. These services included analyses of various tax matters affecting the Company and its subsidiaries.
All Other Fees
The aggregate fees, including expenses reimbursed, billed by BDO USA for services rendered to the Company and its subsidiaries, other than the services described above, were zero in fiscal years 2011 and 2010.
The Audit Committee Charter provides for the Audit Committee to establish the auditors' fees. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. Management believes that the fees negotiated in the past with the auditors of the Corporation were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.
As discussed in the “Report of the Audit Committee” in this Amendment No. 1, the Audit Committee has reviewed and considered whether the provision of services other than audit services is compatible with maintaining the auditors' independence. In 2004, the Audit Committee considered and pre-approved expenditure limits for the Company's auditors and established a system to review and pre-approve the provision of audit and non-audit services by the Company's auditors to ensure they are consistent with maintaining the auditors' independence. In 2011, all non-audit services were approved by the Audit Committee.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	April 30, 2012	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President and Chief Executive Officer (principal executive officer)	April 30, 2012

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	April 30, 2012

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

This exhibit index to this Amendment No. 1 on Form 10-K/A supplements and does not replace the original exhibit index attached to the Form 10-K.

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

