Form 10-Q
period 2012-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2012-05-14
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 14, 2012 was 52,595,828.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $103,107 and $91,344, respectively)	$105,032	$93,651
Equity investments, at fair value (cost of $2,689 and $2,689, respectively)	3,264	2,960
Other investments, at cost which approximates fair value	488	488
Short-term investments, at cost which approximates fair value	3,335	20,334
Total investments	112,119	117,433
Investment in investees	46,730	48,689
Cash and cash equivalents	72,646	85,486
Accrued investment income	1,921	1,999
Premiums receivable, net of allowance for doubtful accounts of $3,671 and 3,653, respectively	40,016	28,732
Service fee receivable	14,569	12,947
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,883	6,322
Reinsurance recoverable	1,293	697
Prepaid reinsurance premiums	3,650	2,024
Deferred policy acquisition costs, net	8,403	8,116
Income taxes recoverable	7,416	8,134
Property and equipment, net of accumulated depreciation of $28,268 and $27,736	12,856	13,040
Goodwill and intangible assets	39,631	39,631
Other assets	372	831
TOTAL ASSETS	$367,505	$374,081
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$106,057	$120,258
Unearned premiums	45,641	39,423
Reinsurance payable	2,443	1,913
LROC preferred units	10,789	8,845
Senior unsecured debentures	27,982	28,337
Subordinated debt	19,174	16,432
Deferred income tax liability	2,653	2,653
Notes payable	2,418	2,418
Deferred revenue	12,331	11,128
Accrued expenses and other liabilities	32,275	26,269
TOTAL LIABILITIES	261,763	257,676
EQUITY
Common stock, no par value; unlimited number authorized; 52,595,828 and 52,345,828 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	$296,621	$296,489
Additional paid-in capital	15,372	15,403
Accumulated deficit	(212,214)	(201,208)
Accumulated other comprehensive income	14,588	12,749
Shareholders' equity attributable to common shareholders	114,367	123,433
Noncontrolling interests in consolidated subsidiaries	(8,625)	(7,028)
TOTAL EQUITY	105,742	116,405
TOTAL LIABILITIES AND EQUITY	$367,505	$374,081
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Net premiums earned	$29,267	$45,636
Service fee and commission income	9,529	8,972
Net investment income	830	1,077
Net realized gains	273	1
Loss on change in fair value of debt	(4,331)	(2,605)
Other income	1,083	1,911
Total revenues	36,651	54,992
Expenses:
Loss and loss adjustment expenses	21,775	41,577
Commissions and premiums taxes	4,419	7,378
General and administrative expenses	18,801	21,571
Interest expense	1,849	1,903
Amortization of other intangible assets	—	18
Total expenses	46,844	72,447
Loss before equity in net loss of investees and income tax expense (benefit)	(10,193)	(17,455)
Equity in net loss of investees	(2,270)	—
Loss from continuing operations before income tax expense (benefit)	(12,463)	(17,455)
Income tax expense (benefit)	59	(408)
Loss from continuing operations	(12,522)	(17,047)
Loss on disposal of discontinued operations, net of taxes	—	(1,293)
Net loss	(12,522)	(18,340)
Less: net loss attributable to noncontrolling interests in consolidated subsidiaries	(1,514)	(534)
Net loss attributable to common shareholders	$(11,008)	$(17,806)
Loss per share - continuing operations:
Basic and diluted:	$(0.24)	$(0.33)
Loss per share – net loss:
Basic and diluted:	$(0.24)	$(0.35)
Weighted average shares outstanding (in ‘000s):
Basic and diluted:	52,406	52,156
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$(12,522)	$(18,340)
Other comprehensive income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	(220)	83
Reclassification adjustment for losses (gains) included in net loss	142	(31)
Foreign currency translation adjustments	1,524	2,560
Equity in other comprehensive income of investees	311	—
Loss on cash flow hedge	—	(200)
Other comprehensive income	1,757	2,412
Comprehensive loss	(10,765)	(15,928)
Less: comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	(1,596)	(480)
Comprehensive loss attributable to common shareholders	$(9,169)	$(15,448)
(1) Net of income tax expense (benefit) of $0 for the three months ended March 31, 2012 and March 31, 2011.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities:
Net loss	$(12,522)	$(18,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations and disposal of discontinued operations	—	1,293
Equity in net loss of investees	2,270	—
Depreciation and amortization	532	691
Stock based compensation expense, net of forfeitures	(31)	(243)
Net realized gains	(273)	(1)
Loss on change in fair value of debt	4,331	2,605
Deferred income taxes	—	7
Amortization of fixed maturities premiums and discounts	650	181
Changes in operating assets and liabilities:
Premiums and service fee receivable	(12,906)	2,747
Reinsurance recoverable	(596)	7,707
Deferred policy acquisition costs	(287)	884
Income taxes recoverable	718	1,150
Funds held in escrow	—	20,109
Unpaid loss and loss adjustment expenses	(14,201)	(21,245)
Unearned premiums	6,218	(5,443)
Reinsurance payable	530	(969)
Deferred revenue	1,203	(3,657)
Other, net	7,557	(2,363)
Net cash used in operating activities	(16,807)	(14,887)
Investing activities:
Proceeds from sale and maturities of fixed maturities	37,356	21,275
Purchase of fixed maturities	(32,423)	(50,075)
Purchase of equity securities	(750)	—
Net purchases of property and equipment and other intangible assets	(348)	(234)
Net cash provided by (used in) investing activities	3,835	(29,034)
Financing activities:
Common stock issued	132	350
Proceeds from issuance of notes payable	—	2,250
Net cash provided by financing activities	132	2,600
Net decrease in cash and cash equivalents	(12,840)	(41,321)
Cash and cash equivalents at beginning of period	85,486	140,567
Cash and cash equivalents at end of period	$72,646	$99,246
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.
NOTE 2 BASIS OF PRESENTATION
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2011 Annual Report") for the year ended December 31, 2011.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred tax assets, valuation of other intangible assets and goodwill recoverability, deferred policy acquisition costs, and fair value assumptions for debt obligations.
The fair values of the Company's investments in fixed maturities and equity investments, LROC preferred units, senior unsecured debentures and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value disclosure of the Company's investment in investees is based on quoted market prices. Fair values for other investments approximate their unpaid principal balances. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2011 Annual Report, except for the effects of adopting Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). Refer to Note 8, "Deferred Policy Acquisition Costs" for further disclosure.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-26. The amendments in ASU 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU 2010-26 became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted this new accounting standard effective January 1, 2012 on a prospective basis. Refer to Note 8, "Deferred Policy Acquisition Costs" for further discussion regarding the impact of this new standard to the Company.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements. It will require the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

the fair value is required to be disclosed. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Company adopted ASU 2011-04 and the adoption of the new standard did not have a material impact on the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies are no longer permitted to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. Reclassifications from other comprehensive income must be presented in both the consolidated statement of operations and the consolidated statement of other comprehensive income. This standard became effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The amendments in ASU 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU. The Company adopted ASU 2011-05 and the adoption of the new standard did not have a material impact on the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The standard became effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption permitted. The standard amends Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other, and gave companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted ASU 2011-08 and the adoption did not have an impact on our financial statements. There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of the reporting unit related to our goodwill are less than their carrying amounts. We will utilize the new guidance during our annual impairment testing in December 2012.
NOTE 5 DISCONTINUED OPERATIONS AND DISPOSITIONS

(a)	Discontinued Operations
American Service Insurance Company ("American Service"), American Country Insurance Company ("American Country"), Southern United Fire Insurance Company ("Southern United"), and Jevco Insurance Company ("Jevco") were disposed of in 2010 and have been classified as discontinued operations and the results of their operations are reported separately for all periods presented.
Summarized financial information for discontinued operations is shown below.

(in thousands)	Three months ended March 31,
	2012	2011
Disposals:
Loss on disposal before income taxes	$—	$(1,670)
Income tax benefit	—	(377)
Loss on disposal of discontinued operations, net of taxes	$—	$(1,293)
American Country, American Service and Southern United:
During 2010, Southern United was merged into American Service.
On December 31, 2010, the previously announced going-public transaction involving the Company's subsidiaries American Country and American Service by way of a reverse takeover of JJR VI Acquisition Corp. ("J6") was completed. Upon completion of the transaction, J6 was renamed Atlas Financial Holdings Inc. ("Atlas"), and American Country and American Service became wholly-owned subsidiaries of Atlas. Total consideration to the Company as a result of the transaction was approximately $57.0 million, consisting of cash of $7.9 million, preferred shares of Atlas of $18.0 million, and common shares of Atlas of $31.1 million. As part of the transaction, a quota-share agreement was put in place for 90% of up to $10.0 million of adverse development in excess

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

of $1.0 million, based on the provision for unpaid loss and loss adjustment expenses recorded by Atlas at September 30, 2010. The maximum obligation to the Company is $9.0 million.
As a result of the disposal of American Country, American Service and Southern United, the Company recognized an after-tax gain of $0.6 million for the three months ended March 31, 2011.
Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to a C$20.0 million decrease in the purchase price relating to specific future adverse development in Jevco's provision for unpaid loss and loss adjustment expenses at the end of 2012. On March 31, 2011, the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of $1.9 million for the three months ended March 31, 2011.

(b)	Dispositions
Hamilton Risk Management Company:
On March 30, 2011, the Company's subsidiary, Kingsway America Inc. ("KAI"), sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company ("Amigo"), to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. A third-party and members of the Hamilton management team hold Class A partnership interests in Acadia representing a 60% economic interest. KAI acts as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton. As a result of this transaction, as of March 31, 2012 and December 31, 2011, Hamilton has notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bear interest at 2% annually.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's investments at March 31, 2012 and December 31, 2011 are summarized in the tables shown below:

(in thousands)	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$35,142	$1,179	$7	$36,314
Canadian government	3,862	21	68	3,815
States municipalities and political subdivisions	7,181	149	8	7,322
Mortgage-backed	5,634	221	—	5,855
Asset-backed securities and collateralized mortgage obligations	5,980	63	1	6,042
Corporate	45,308	520	144	45,684
Total fixed maturities	$103,107	$2,153	$228	$105,032
Equity investments	2,689	581	6	3,264
Other investments	488	—	—	488
Short-term investments	3,335	—	—	3,335
Total investments	$109,619	$2,734	$234	$112,119

(in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$45,316	$1,498	$—	$46,814
Canadian government	3,788	57	55	3,790
States municipalities and political subdivisions	8,195	269	—	8,464
Mortgage-backed	5,958	222	3	6,177
Asset-backed securities and collateralized mortgage obligations	6,414	40	6	6,448
Corporate	21,673	397	112	21,958
Total fixed maturities	$91,344	$2,483	$176	$93,651
Equity investments	2,689	287	16	2,960
Other investments	488	—	—	488
Short-term investments	20,334	—	—	20,334
Total investments	$114,855	$2,770	$192	$117,433

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

The table below summarizes the Company's fixed maturities at March 31, 2012, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$26,488	$26,590
Due after one year through five years	63,955	65,168
Due after five years through ten years	3,515	3,876
Due after ten years	9,149	9,398
Total	$103,107	$105,032

Gross realized gains and losses on fixed maturities, equity investments and short-term investments for the three months ended March 31, 2012 and March 31, 2011 were as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Gross gains	273	1
Gross losses	—	—
Total	$273	$1

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities, equity investments, and short-term investments in unrealized loss positions as of March 31, 2012 and December 31, 2011. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$5,187	$7	$—	$—	$5,187	$7
Canadian government	3,614	68	—	—	3,614	68
States municipalities and political subdivisions	2,050	8	—	—	2,050	8
Mortgage-backed	—	—	—	—	—	—
Asset-backed securities and collateralized mortgage obligations	265	1	—	—	265	1
Corporate	21,401	112	1,963	32	23,364	144
Total fixed maturities	$32,517	$196	$1,963	$32	$34,480	$228
Equity investments	198	6	—	—	198	6
Short-term investments	1,000	—	—	—	1,000	—
Total	$33,715	$202	$1,963	$32	$35,678	$234

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

(in thousands)					December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,500	$—	$—	$—	$7,500	$—
Canadian government	1,105	55	—	—	1,105	55
Mortgage-backed	1,026	3	—	—	1,026	3
Asset-backed securities and collateralized mortgage obligations	2,252	6	—	—	2,252	6
Corporate	178	10	1,893	102	2,071	112
Total fixed maturities	$12,061	$74	$1,893	$102	$13,954	$176
Equity investments	224	16	—	—	224	16
Short-term investments	19,998	—	—	—	19,998	—
Total	$32,283	$90	$1,893	$102	$34,176	$192
Fixed maturities, equity investments and short-term investments contain approximately 32 and 22 individual investments that were in unrealized loss positions as of March 31, 2012 and December 31, 2011, respectively.
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
The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;

•	the past trading patterns of individual investments may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service patterns of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the quarters ended March 31, 2012 and March 31, 2011.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

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
The Company does not have any exposure to subprime mortgage-backed investments.
Net investment income for the three months ended March 31, 2012 and March 31, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Investment income
Interest from fixed maturities	$518	$870
Interest from other	166	120
Dividends	242	227
Gross investment income	$926	$1,217
Investment expenses	(96)	(140)
Net investment income	$830	$1,077
As at March 31, 2012, fixed maturities and short-term investments with an estimated fair value of $15.7 million were on deposit with state and provincial regulatory authorities. Also, from time to time, securities are pledged to third parties to collateralize liabilities incurred under certain reinsurance arrangements. At March 31, 2012, the amount of such pledged securities was $25.9 million.
NOTE 7 INVESTMENT IN INVESTEES
Investment in investees includes investments in the preferred and restricted voting common stock of Atlas as well as the member's capital of each of Oak Street Real Estate Capital GP II, LLC ("Oak Street") and LGIC Holdings, LLC ("LGIC Holdings"). Each investment in investee is accounted for under the equity method. Investment in Atlas is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate voting and equity percentages at March 31, 2012 and December 31, 2011 were as follows:

(in thousands, except for percentages)
	March 31, 2012				December 31, 2011
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	30.0%	74.9%	$39,072	$46,637	30.0%	75.1%	$44,340	$48,592
Oak Street	25.0%	25.0%	93	93	25.0%	25.0%	97	97
LGIC Holdings	49.0%	49.0%	—	—	49.0%	49.0%	—	—
Total			$39,165	$46,730			$44,437	$48,689
The fair value of the Company's investment in Atlas at March 31, 2012 in the table above is calculated based on the published closing price of Atlas at December 31, 2011 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in Atlas based on the published closing price of Atlas at March 31, 2012 is $42.9 million.
The estimated fair value of the Company's investment in Oak Street at March 31, 2012 approximates carrying value due to the investee not being actively traded at March 31, 2012.
During 2011, the Company acquired a 49.0% equity investment in LGIC Holdings. During 2011, the Company performed an impairment review of its investment in LGIC Holdings, which considered the current valuation and operating results of LGIC Holdings. Based upon this review, the Company recorded an impairment charge of $0.2 million during the fourth quarter of 2011.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

Equity in net loss of investees was $2.3 million and zero for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.3 million as of March 31, 2012 for the Company's pro rata share of its investees' accumulated other comprehensive income.
Summarized financial information for Atlas for the three months ended December 31, 2011 is presented below:

(in thousands)	December 31, 2011
Total revenue	11,216
Net loss	(3,025)

The Company acquired its investment in Oak Street in the fourth quarter of 2011. Summarized financial information for Oak Street for the three months ended March 31, 2012 is presented below:

(in thousands)	March 31, 2012
Total revenue	—
Net loss	(13)
NOTE 8 DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire a new or renewal insurance contract, net of ceding commission income. Policy acquisition costs are deferred and expensed as the related premiums are earned.
As described in Note 4, "Recently Issued Accounting Standards", the Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. The new standard affects the timing of recognition of policy acquisition costs. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. In periods of growth, the standard will result in an acceleration of expense recognition. In periods of contraction, the opposite will occur. The application of the new standard resulted in capitalized acquisition costs of $8.0 million for the three months ended March 31, 2012 compared with $8.6 million of acquisition costs that would have been capitalized for the three months ended March 31, 2012 if the Company had not adopted the new standard. As a result, the Company recorded $0.6 million more in expense for the three months ended March 31, 2012 than it would have had it not adopted the new standard.
The components of deferred policy acquisition costs and the related amortization expense for the three months ended March 31, 2012 and March 31, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Balance at January 1, net	8,116	13,952
Additions	7,969	7,781
Amortization	(7,682)	(8,665)
Balance at March 31, net	8,403	13,068
NOTE 9 GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised as follows:

(in thousands)	March 31, 2012	December 31, 2011
Goodwill	$510	$510
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Goodwill and intangible assets	$39,631	$39,631

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

NOTE 10 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
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
Other factors include the continually evolving and changing regulatory and legal environment; actuarial studies; professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims; the quality of the data used for projection purposes; existing claims management practices including claims-handling and settlement practices; the effect of inflationary trends on future loss settlement costs; court decisions; economic conditions; and public attitudes.
Consequently, the process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made.
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2012 and March 31, 2011 were as follows:

(in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period, net	$119,960	$166,734
Incurred related to:
Current year	21,533	41,989
Prior years	242	(412)
Paid related to:
Current year	(7,101)	(12,712)
Prior years	(29,546)	(42,159)
Balance at end of period, net	105,088	153,440
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	969	23
Balance at end of period, gross	$106,057	$153,463
NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	March 31, 2012		December 31, 2011
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$1,690	$1,690	$1,657	$1,641
7.5% Senior notes due 2014	26,966	26,292	26,966	26,696
LROC preferred units due 2015	19,706	10,789	19,329	8,845
Subordinated debt	90,500	19,174	90,500	16,432
Total	$138,862	$57,945	$138,452	$53,614

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At March 31, 2012, deferred interest payable of $4.9 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.
No debt repurchases were made during the quarters ended March 31, 2012 and March 31, 2011.
NOTE 12 INCOME TAXES
Income tax expense (benefit) varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2012 and December 31, 2011. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2012 and December 31, 2011 net deferred tax asset. The Company carries a deferred tax liability of $2.7 million at March 31, 2012 and December 31, 2011, all of which relates to indefinite life intangible assets.
As of March 31, 2012, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
The income taxes recoverable of $7.4 million and $8.1 million at March 31, 2012 and December 31, 2011, respectively, primarily relate to tax receivables of the Company's Canadian operations.
NOTE 13 NET LOSS PER SHARE
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,552,500 and 1,591,500 as of March 31, 2012 and December 31, 2011, respectively, were not included in the computation of diluted loss per share because the exercise prices of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2012 and March 31, 2011 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2012 and March 31, 2011 inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	March 31, 2012	March 31, 2011
Balance at January 1	$12,749	$14,407
Unrealized gains (losses) on fixed maturities and equity investments arising during the period	(122)	91
Reclassification adjustment for losses (gains) included in net loss	142	(31)
Foreign currency translation adjustments	1,508	2,498
Equity in other comprehensive income of investee	311	—
Loss on cash flow hedge	—	(200)
Balance at March 31	$14,588	$16,765
NOTE 15 SEGMENTED INFORMATION
The Company is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Amigo, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). Insurance Underwriting provides non-standard automobile and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses and actively conducts business in 17 states.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and KAI Advantage Auto, Inc. ("Advantage Auto") (collectively, "Insurance Services").
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
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the unaudited consolidated interim financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

Segment revenues for the three months ended March 31, 2012 and 2011 were:

(in thousands)	Three months ended March 31,
	2012	2011
Revenues:
Insurance Underwriting:
Net premiums earned	$29,267	$45,636
Other income	1,786	2,883
Total Insurance Underwriting	31,053	48,519
Insurance Services:
Service fee and commission income	9,529	8,972
Total Insurance Services	9,529	8,972
Total segment revenues	40,582	57,491
Net investment income	830	1,077
Net realized gains	273	1
Loss on change in fair value of debt	(4,331)	(2,605)
Other income not allocated to segments	(703)	(972)
Total revenues	$36,651	$54,992
The operating income (loss) of each segment is before income taxes and includes revenues and direct segment costs. Segment net income (loss) for the three months ended March 31, 2012 and 2011 were:

	Three months ended March 31,
	2012	2011
Segment operating income (loss)
Insurance Underwriting	$(3,239)	$(9,741)
Insurance Services	1,746	1,045
Total segment operating loss	(1,493)	(8,696)
Net investment income	830	1,077
Net realized gains	273	1
Loss on change in fair value of debt	(4,331)	(2,605)
Other income and expenses not allocated to segments, net	(3,623)	(5,311)
Interest expense	(1,849)	(1,903)
Amortization of other intangible assets	—	(18)
Equity in net loss of investees	(2,270)	—
Loss from continuing operations before income tax expense (benefit)	$(12,463)	$(17,455)
Income tax expense (benefit)	59	(408)
Loss from continuing operations	$(12,522)	$(17,047)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

Net premiums earned by line of business for the three months ended March 31, 2012 and 2011 were:

(in thousands)	Three months ended March 31,
	2012	2011
Insurance Underwriting:
Private passenger auto liability	$19,407	$31,530
Auto physical damage	7,304	11,728
Total non-standard automobile	26,711	43,258
Commercial auto liability	2,556	2,378
Other	2	1
Total net premiums earned	$29,267	$45,636
NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's LROC preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value.
Fair values of equity investments are considered to approximate quoted market values based on the latest bid prices in active markets. Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 was as follows:

(in thousands)			March 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$36,314	$—	$36,314	$—
Canadian government	3,815	—	3,815	—
States municipalities and political subdivisions	7,322	—	7,322	—
Mortgage-backed	5,855	—	5,855	—
Asset-backed securities and collateralized mortgage obligations	6,042	—	6,042	—
Corporate	45,684	—	45,684	—
Total fixed maturities	$105,032	$—	$105,032	$—

Equity securities	3,264	3,264	—	—
Other investments	488	—	488
Short-term investments	3,335	—	3,335
Total assets	$112,119	$3,264	$108,855	$—

Liabilities:
LROC preferred units	$10,789	$10,789	$—	$—
Senior unsecured debentures	27,982	—	27,982	—
Subordinated debt	19,174	—	19,174	—
Total liabilities	$57,945	$10,789	$47,156	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

(in thousands)			December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$46,814	$—	$46,814	$—
Canadian government	3,790	—	3,790	—
States municipalities and political subdivisions	8,464	—	8,464	—
Mortgage-backed	6,177	—	6,177	—
Asset-backed securities and collateralized mortgage obligations	6,448	—	6,448	—
Corporate	21,958	—	21,958	—
Total fixed maturities	$93,651	$—	$93,651	$—

Equity securities	2,960	2,960	—	—
Other investments	488	—	488	—
Short-term investments	20,334	—	20,334	—
Total assets	$117,433	$2,960	$114,473	$—

Liabilities:
LROC preferred units	$8,845	$8,845	$—	$—
Senior unsecured debentures	28,337	—	28,337	—
Subordinated debt	16,432	—	16,432	—
Total liabilities	$53,614	$8,845	$44,769	$—

NOTE 17 RELATED PARTY TRANSACTIONS

Related party transactions, including services provided to or received by the Company's subsidiaries, are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received as established and agreed by the parties. Management believes that consideration paid for such services in each case approximates fair value. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party transactions.
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the Florida Office of Insurance Regulation ("OIR") which stated that Amigo, the Company and its subsidiaries,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently, the Company and United mutually agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
NOTE 18 COMMITMENTS AND CONTINGENCIES
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that individual actions may result in a loss having a material adverse effect on the Company's financial condition or results of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

NOTE 19 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company. On July 10, 2007, the Company through its newly formed, wholly-owned subsidiary Kingsway 2007 General Partnership ("K2007GP"), issued C$100.0 million 6% senior unsecured debentures with a maturity date of July 11, 2012, unconditionally guaranteed by the Company ("KFSI") and KAI (each a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of March 31, 2012 and December 31, 2011 and for the periods ended March 31, 2012 and 2011, with a separate column for each Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

			Condensed Consolidating Statement of Operations
				For the three months ended March 31, 2012
	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$29,267	$—	$29,267
Service fee and commission income	—	—	—	9,529	—	9,529
Net investment income, net realized gains, and other income	671	878	362	275	—	2,186
Loss on change in fair value of debt	—	(2,075)	(49)	(2,207)	—	(4,331)
Management fees	—	—	—	—	—	—
Total revenue	671	(1,197)	313	36,864	—	36,651
Expenses:
Loss and loss adjustment expenses	—	—	—	21,775	—	21,775
Commissions and premiums taxes	—	—	—	4,419	—	4,419
Other expenses	1,023	1,679	72	16,027	—	18,801
Interest expense	—	3,527	25	(1,703)	—	1,849
Total expenses	1,023	5,206	97	40,518	—	46,844
Loss before equity in net loss of investees and income tax expense (benefit)	(352)	(6,403)	216	(3,654)	—	(10,193)
Equity in net loss of investees	—	(2,266)	—	(4)	—	(2,270)
Loss from continuing operations before income tax expense (benefit)	(352)	(8,669)	216	(3,658)	—	(12,463)
Income tax expense (benefit)	—	—	—	59	—	59
Equity in undistributed net (loss) income of subsidiaries	(10,899)	(3,926)	—	—	14,825	—
Net (loss) income	$(11,251)	$(12,595)	$216	$(3,717)	$14,825	$(12,522)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

			Condensed Consolidating Statement of Operations
				For the three months ended March 31, 2011
	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$45,636	$—	$45,636
Service fee and commission income	—	—	—	8,972	—	8,972
Net investment income, net realized gains, and other income	(631)	390	86	3,144	—	2,989
Loss on change in fair value of debt	—	(2,753)	(766)	914	—	(2,605)
Management fees	—	182	—	—	(182)	—
Total revenue	(631)	(2,181)	(680)	58,666	(182)	54,992
Expenses:
Loss and loss adjustment expenses	—	—	—	41,577	—	41,577
Commissions and premiums taxes	—	—	—	7,378	—	7,378
Other expenses	1,140	3,068	73	17,490	(182)	21,589
Interest expense	—	3,608	181	(1,886)	—	1,903
Total expenses	1,140	6,676	254	64,559	(182)	72,447
Loss from continuing operations before income tax expense (benefit)	(1,771)	(8,857)	(934)	(5,893)	—	(17,455)
Income tax (benefit) expense	(483)	—	(57)	132	—	(408)
Equity in undistributed net (loss) income of subsidiaries	(17,698)	(9,535)	—	—	27,233	—
(Loss) income from continuing operations	(18,986)	(18,392)	(877)	(6,025)	27,233	(17,047)
Loss on disposal of discontinued operations, net of taxes	(1,927)	634	—	—	—	(1,293)
Net (loss) income	$(20,913)	$(17,758)	$(877)	$(6,025)	$27,233	$(18,340)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

			Condensed Consolidating Balance Sheets
					As of March 31, 2012
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$78,785	$152,500	$—	$—	$(231,285)	$—
Total investments	—	—	—	164,108	(51,989)	112,119
Investment in investees	—	43,502		94	3,134	46,730
Cash and cash equivalents	15,964	1,397	121	55,164	—	72,646
Goodwill and intangible assets	—	7,803	—	31,828	—	39,631
Other assets	11,956	250,220	22,823	383,070	(571,690)	96,379
Total assets	106,705	455,422	22,944	634,264	(851,830)	367,505
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$—	$106,057	$—	$106,057
Unearned premiums	—	—	—	45,641	—	45,641
LROC preferred units	—	—	—	10,789	—	10,789
Senior unsecured debentures	—	43,354	1,690	—	(17,062)	27,982
Subordinated debt	—	19,174	—	—	—	19,174
Notes payable	—	90,160	—	(87,742)	—	2,418
Other liabilities	963	11,486	23	44,921	(7,691)	49,702
Total liabilities	963	164,174	1,713	119,666	(24,753)	261,763

Equity:
Common stock	$296,621	$781,289	$17,093	$495,396	$(1,293,778)	$296,621
Additional paid-in capital	15,372	—	—	—	—	15,372
Accumulated deficit	(212,214)	(488,815)	6,594	23,509	458,712	(212,214)
Accumulated other comprehensive income (loss)	14,588	(1,226)	(2,456)	(4,307)	7,989	14,588
Shareholders' equity attributable to common shareholders	114,367	291,248	21,231	514,598	(827,077)	114,367
Noncontrolling interests in consolidated subsidiaries	(8,625)	—	—	—	—	(8,625)
Total equity	105,742	291,248	21,231	514,598	(827,077)	105,742
Total liabilities and equity	$106,705	$455,422	$22,944	$634,264	$(851,830)	$367,505

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

				Condensed Consolidating Balance Sheets
					As of December 31, 2011
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$82,564	$171,412	$—	$—	$(253,976)	$—
Total investments	—	—	—	162,695	(45,262)	117,433
Investment in investees	—	45,458		97	3,134	48,689
Cash and cash equivalents	22,389	873	171	62,053	—	85,486
Goodwill and intangible assets	—	7,803	—	31,828	—	39,631
Other assets	12,240	245,037	22,591	1,116,970	(1,313,996)	82,842
Total assets	117,193	470,583	22,762	1,373,643	(1,610,100)	374,081
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	—	120,258	—	120,258
Unearned premiums	—	—	—	39,423	—	39,423
LROC preferred units	—	—	—	8,845	—	8,845
Senior unsecured debentures	—	44,021	1,641	—	(17,325)	28,337
Subordinated debt	—	16,432	—	—	—	16,432
Notes payable	—	90,160	—	(87,742)	—	2,418
Other liabilities	788	10,325	49	48,770	(17,969)	41,963
Total liabilities	788	160,938	1,690	129,554	(35,294)	257,676
Equity:
Common stock	296,489	774,658	17,093	433,261	(1,225,012)	296,489
Additional paid-in capital	15,403	—	—	—	—	15,403
Accumulated deficit	(201,208)	(463,476)	6,468	821,562	(364,554)	(201,208)
Accumulated other comprehensive income (loss)	12,749	(1,537)	(2,489)	(10,734)	14,760	12,749
Shareholders' equity attributable to common shareholders	123,433	309,645	21,072	1,244,089	(1,574,806)	123,433
Noncontrolling interests in consolidated subsidiaries	(7,028)	—	—	—	—	(7,028)
Total equity	116,405	309,645	21,072	1,244,089	(1,574,806)	116,405
Total liabilities and equity	$117,193	$470,583	$22,762	$1,373,643	$(1,610,100)	$374,081

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

			Condensed Consolidating Statement of Cash Flows
			For the three months ended March 31, 2012
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net loss	$(11,251)	$(12,595)	$216	$(3,717)	$14,825	$(12,522)
Equity in undistributed earnings in subsidiaries	10,899	3,926	—	—	(14,825)	—
Loss on change in fair value of debt	—	2,075	49	2,207	—	4,331
Other	(6,205)	490	(315)	(9,217)	6,631	(8,616)
Net cash used in operating activities	(6,557)	(6,104)	(50)	(10,727)	6,631	(16,807)
Investing activities:
Proceeds from sale and maturities of fixed maturities	—	—	—	37,356	—	37,356
Purchase of investments	—	—	—	(33,173)	—	(33,173)
Other	—	(3)	—	(345)	—	(348)
Net cash provided by (used in) investing activities	—	(3)	—	3,838	—	3,835
Financing activities:
Common stock issued	132	6,631	—	—	(6,631)	132
Net cash provided by financing activities	132	6,631	—	—	(6,631)	132
Net (decrease) increase in cash and cash equivalents	(6,425)	524	(50)	(6,889)	—	(12,840)
Cash and cash equivalents at beginning of period	22,389	873	171	62,053	—	85,486
Cash and cash equivalents at end of period	$15,964	$1,397	$121	$55,164	$—	$72,646

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2012

			Condensed Consolidating Statement of Cash Flows
			For the three months ended March 31, 2011
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net loss	$(20,913)	$(17,758)	$(877)	$(6,025)	$27,233	$(18,340)
Loss from discontinued operations and disposal of discontinued operations	1,927	(634)	—	—	—	1,293
Equity in undistributed earnings in subsidiaries	17,698	9,535	—	—	(27,233)	—
Loss on change in fair value of debt	—	2,753	766	(914)	—	2,605
Other	8,567	(4,997)	907	(15,069)	10,147	(445)
Net cash used in operating activities	7,279	(11,101)	796	(22,008)	10,147	(14,887)
Investing activities:
Proceeds from sale and maturities of fixed maturities	—	—	—	21,275	—	21,275
Purchase of investments	—	—	—	(50,075)	—	(50,075)
Other	—	(6,699)	—	6,465	—	(234)
Net cash provided by (used in) investing activities	—	(6,699)	—	(22,335)	—	(29,034)
Financing activities:
Common stock issued	350	10,147	—	—	(10,147)	350
Proceeds from issuance of notes payable	—	—	—	2,250	—	2,250
Net cash provided by financing activities	350	10,147	—	2,250	(10,147)	2,600
Net increase (decrease) in cash and cash equivalents	7,629	(7,653)	796	(42,093)	—	(41,321)
Cash and cash equivalents at beginning of period	30,169	9,388	798	100,212	—	140,567
Cash and cash equivalents at end of period	$37,798	$1,735	$1,594	$58,119	$—	$99,246

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"). The securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Kingsway is a holding company and is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 17 states. For the three months ended March 31, 2012, production in the following states represented 87.3% of the Company's gross premiums written: Florida (47.1%), Illinois (18.1%), Texas (8.9%), California (4.8%), Nevada (4.6%) and Colorado (3.8%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended March 31, 2012, non-standard automobile insurance accounted for 85.8% of the Company's gross premiums written.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and KAI Advantage Auto, Inc. ("Advantage Auto"). Throughout Management's Discussion and Analysis, the term "Insurance Services" is used to refer to this segment.
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
NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating loss, gross premiums written, net premiums written, and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.

KINGSWAY FINANCIAL SERVICES INC.

Operating Loss
Operating loss represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 15, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating loss, includes net investment income, net realized gains on investments, loss on change in fair value of debt, other income, general and administrative expenses, interest expense, amortization of other intangible assets, and equity in net loss of investee.
Gross Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the consolidated statements of operations, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in Insurance Underwriting.
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
Critical Accounting Estimates and Assumptions
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred tax assets, valuation of other intangible assets and goodwill recoverability, deferred policy acquisition costs, and fair value assumptions for debt obligations.
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report. There has been no material change subsequent to December 31, 2011 to the information previously disclosed in the 2011 Annual Report with respect to these critical accounting estimates and assumptions.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment net operating loss to net loss for the three months ended March 31, 2012 and 2011 is presented in Table 1 below:
Table 1 Segment Net Income (Loss)
For the three months ended March 31 (in millions of dollars)

	2012	2011	Change
Segment operating income (loss)
Insurance Underwriting	(3.2)	(9.7)	6.5
Insurance Services	1.7	1.0	0.7
Total segment operating loss	(1.5)	(8.7)	7.2
Net investment income	0.8	1.1	(0.3)
Net realized gains	0.3	—	0.3
Loss on change in fair value of debt	(4.3)	(2.6)	(1.7)
Other income and expenses not allocated to segments, net	(3.6)	(5.3)	1.7
Interest expense	(1.8)	(1.9)	0.1
Equity in net loss of investees	(2.3)	—	(2.3)
Loss from continuing operations before income tax expense (benefit)	(12.4)	(17.4)	5.0
Income tax expense (benefit)	0.1	(0.4)	0.5
Loss from continuing operations	(12.5)	(17.0)	4.5
Loss on disposal of discontinued operations, net of taxes	—	(1.3)	1.3
Net loss	(12.5)	(18.3)	5.8
Loss from Continuing Operations, Net Loss and Diluted Loss Per Share
In the first quarter of 2012, we incurred a loss from continuing operations of $12.5 million ($0.24 per diluted share) compared to a loss of $17.0 million ($0.33 per diluted share) in the first quarter of 2011. The loss from continuing operations in 2012 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, loss on the change in fair value of debt and equity in net loss of investees. The loss in 2011 is due to Insurance Underwriting operating loss, loss on the change in fair value of debt, interest expense and corporate general expenses.
In the first quarter of 2012, we incurred a net loss of $12.5 million compared to $18.3 million in the first quarter of 2011. The diluted loss per share was $0.24 for the first quarter of 2012 compared to a diluted loss per share of $0.35 for the first quarter of 2011.
Insurance Underwriting
For the three months ended March 31, 2012, Insurance Underwriting gross premiums written were $39.3 million compared to $42.4 million for the three months ended March 31, 2011, representing a 7.3% decrease. Net premiums written decreased 15.7% to $33.9 million for the three months ended March 31, 2012 compared with $40.2 million for the three months ended March 31, 2011. Net premiums earned decreased 35.7% to $29.3 million for the three months ended March 31, 2012 compared with $45.6 million for the three months ended March 31, 2011.

The decrease in premiums written and earned is due to significant reductions in premium volumes in the non-standard automobile line of business. Insurance Underwriting has withdrawn from a number of states, increased its rate adequacy in the states where it continues to actively produce business and discontinued unprofitable programs and unaffiliated managing general agent relationships. Furthermore, net premiums written declined by a greater percent than gross premiums written due to a quota share reinsurance arrangement entered into by Amigo for the three months ended March 31, 2012.
The Insurance Underwriting operating loss decreased to $3.2 million for the three months ended March 31, 2012 compared with $9.7 million for the three months ended March 31, 2011. The decrease is primarily attributed to a decrease in loss and loss adjustment expenses, as reflected in the loss ratio, against a smaller volume of net premiums earned. The Insurance Underwriting loss ratio for the first quarter of 2012 was 75.0% compared to 91.1% for the first quarter of 2011. The decrease in the loss ratio

KINGSWAY FINANCIAL SERVICES INC.

reflects the Company's efforts throughout 2011 to improve rate adequacy in the states where it continues to actively produce business; the benefits of having discontinued certain unprofitable programs; and improved outcomes as a result of process initiatives launched in the Company's claims departments.
The Insurance Underwriting expense ratio was 42.2% in the first quarter of 2012 and 36.6% in the first quarter of 2011. This deterioration is a derivative effect of the 35.7% decrease in net premiums earned cited above which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In response to the shrinkage in its volume of business, Insurance Underwriting has been taking steps to reduce its fixed overhead expenses.
The Insurance Underwriting combined ratio was 117.2% in the first quarter 2012 compared with 127.7% in the first quarter of 2011, reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $1.8 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively; however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 5.6% to $9.5 million for the three months ended March 31, 2012 compared with $9.0 million for the three months ended March 31, 2011. The Insurance Services operating income increased to $1.7 million for the three months ended March 31, 2012 compared with $1.0 million for the three months ended March 31, 2011. These increases are derived from higher revenues and operating income at ARS which are the result of ARS managing higher premium volumes for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Net Investment Income
Net investment income decreased to $0.8 million in the first quarter of 2012 compared to $1.1 million in the first quarter of 2011. The decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents of approximately 32.8% since March 31, 2011 as a result of reduced volumes of business and acceleration of claim payments in Insurance Underwriting as well as corporate debt buy-backs and other corporate initiatives. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company incurred net realized gains in the first quarter of 2012 of $0.3 million compared to zero in the first quarter of 2011. The net realized gains in 2012 primarily resulted from the liquidation of fixed maturities in Insurance Underwriting. There were no impairments recorded during the first quarters of 2012 and 2011 for other-than-temporarily impaired investments.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $4.3 million in the first quarter of 2012 compared to $2.6 million in the first quarter of 2011. The 2012 loss is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units, while the 2011 loss is primarily attributable to an increase in the fair values of the Company's senior unsecured debentures.
Other Income and Expenses not Allocated to Segments
Other income and expenses not allocated to segments were $3.6 million in the first quarter of 2012 compared to $5.3 million in the first quarter of 2011. The decrease is primarily due to $0.8 million more of write-off, depreciation, and amortization of computer hardware and software in 2011 than in 2012 and $0.4 million more of salaries and benefits expense recorded in 2011 than in 2012 reflective of increased severance expense.
Interest Expense

Interest expense for the first quarter of 2012 was $1.8 million compared to $1.9 million in the first quarter of 2011. The decrease is due to the repurchase of debt during 2011.
Equity in Net Loss of Investees
At March 31, 2012, the Company has a 74.9% common equity interest in Atlas Financial Holdings, Inc., a financial services holding company. In 2012, we recorded $2.3 million of loss from this investment. During 2011, the Company had no equity in

KINGSWAY FINANCIAL SERVICES INC.

net loss from investees. See Note 7, "Investment in Investees" to the unaudited consolidated interim financial statements for further details.
Income Tax Expense (Benefit)

Income tax expense on continuing operations for the first quarter of 2012 was $0.1 million compared to income tax benefit of $0.4 million in the first quarter of 2011. The increase in income tax expense is primarily attributable to a $0.2 million lower income tax benefit recorded in 2012 than in 2011 related to the Company's Canadian operations and a $0.2 million Canadian withholding tax refund recorded in 2011.
INVESTMENTS
Portfolio Composition
All of our investments are classified as available-for-sale and are reported at fair value. At March 31, 2012, we held cash and cash equivalents and investments with a fair value of $184.8 million. As of March 31, 2012, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the fair value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Fair value of investments, including cash and cash equivalents
As at March 31, 2012 and December 31, 2011 (in millions of dollars, except for percentages)

Type of investment	March 31, 2012	% of Total	December 31, 2011	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	36.3	19.6%	46.8	23.1%
Canadian government	3.8	2.1%	3.8	1.9%
States municipalities and political subdivisions	7.3	4.0%	8.5	4.2%
Mortgage-backed	5.9	3.2%	6.2	3.0%
Asset-backed securities and collateralized mortgage obligations	6.0	3.2%	6.4	3.2%
Corporate	45.7	24.7%	22.0	10.8%
Total fixed maturities	105.0	56.8%	93.7	46.2%
Equity investments	3.3	1.8%	3.0	1.5%
Other investments	0.5	0.3%	0.5	0.2%
Short-term investments	3.4	1.8%	20.2	10.0%
Total investments	112.2	60.7%	117.4	57.9%
Cash and cash equivalents	72.6	39.3%	85.5	42.1%
Total	184.8	100.0%	202.9	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents at March 31, 2012 and December 31, 2011.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As at March 31, 2012 and December 31, 2011 (in millions of dollars)

	March 31, 2012	% of Total	December 31, 2011	% of Total
Due in less than one year	26.6	25.3%	43.8	46.7%
Due in one through five years	65.2	62.1%	35.7	38.1%
Due after five through ten years	3.9	3.7%	4.4	4.7%
Due after ten years	9.3	8.9%	9.8	10.5%
Total	105.0	100.0%	93.7	100.0%

At March 31, 2012, 87.4% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other corporate obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair value of fixed maturities and short-term investments, excluding cash and cash equivalents, at March 31, 2012 and December 31, 2011, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.9% of those investments rated 'A' or better at March 31, 2012. The 'not rated' category consists primarily of investments in money market and short-term instruments.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 4 Credit ratings of fixed maturities and short-term investments
As at March 31, 2012 and December 31, 2011

Rating (S&P/Moody's)	March 31, 2012	December 31, 2011
AAA/Aaa	56.7%	76.1%
AA/Aa	14.9	11.8
A/A	19.3	11.1
Percentage rated A/A2 or better	90.9%	99.0%
BBB/Baa	8.8	0.7
CCC/Caa or lower, or not rated	0.3	0.3
Total	100.0%	100.0%
Other-Than-Temporary Impairment
The Company did not incur impairment losses during the first three months of 2012 or 2011 on investments for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of our investments portfolio to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis.
The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of an individual investment with a maturity date where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At March 31, 2012, the gross unrealized losses amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of March 31, 2012 and December 31, 2011, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported ("IBNR") loss events and the related estimated loss adjustment expenses.
Tables 5 and 6 include a segmentation of the provision for unpaid loss and loss adjustment expenses on gross and net of external reinsurance bases by line of business.
TABLE 5 Provision for unpaid loss and loss adjustment expenses-gross
(in millions of dollars)

Line of Business	March 31, 2012	December 31, 2011
Non-standard automobile	81.5	93.5
Commercial automobile	20.4	22.4
Other	4.2	4.4
Total	106.1	120.3

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for unpaid loss and loss adjustment expenses-net
(in millions of dollars)

Line of Business	March 31, 2012	December 31, 2011
Non-standard automobile	80.8	93.3
Commercial automobile	20.0	22.3
Other	4.2	4.4
Total	105.0	120.0
Non-Standard Automobile
At March 31, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $81.5 million and $93.5 million, respectively. The decrease is due to the reduction in the volume of non-standard automobile premium written and an acceleration of claim payments.
Commercial Automobile
At March 31, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $20.4 million and $22.4 million, respectively. The primary reason for the decrease in unpaid loss and loss adjustment expenses was due to accelerated closure of open claims at UCC combined with UCC's exit from the commercial automobile markets.
Information with respect to development of our provision for prior years' unpaid loss and loss adjustment expenses is presented in Table 7.
TABLE 7    Increase (decrease) in prior years' provision for unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended March 31,
	2012	2011
Unfavorable (favorable) change in provision for unpaid loss and loss adjustment expenses for prior accident years:	0.2	(0.4)
For the three months ended March 31, 2012, the Company reported $0.2 million of unfavorable development for unpaid loss and loss adjustment expenses from prior accident years. For the three months ended March 31, 2011, the Company reported $0.4 million of favorable development for unpaid loss and loss adjustment expenses from prior accident years. The development reported in these periods was primarily related to the Company's allocation of its provision for unallocated loss adjustment expenses between the current and prior accident years.
The Company cannot predict whether unpaid loss and loss adjustment expenses will develop favorably or unfavorably from the amounts reported in the Company’s unaudited consolidated interim financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated equity but could have a material effect on the Company’s consolidated financial results for a given period.
See the “Critical Accounting Estimates and Assumptions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4, "Recently Issued Accounting Standards" to the unaudited consolidated interim financial statements for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, disposal of discontinued operations, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and loss adjustment expense payments, debt servicing and other operating

KINGSWAY FINANCIAL SERVICES INC.

expenses. The timing and amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows
During the first quarter of 2012, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $16.8 million. This use of cash can be explained primarily by the net loss of $12.5 million; the increase of $12.9 million in premiums and service fee receivable; and the decrease of $14.2 million in the provision for loss and loss adjustment expenses; offset by the $2.3 million equity in net loss of investees, which is a non-cash item; the $4.3 million loss on change in fair value of debt, which is a non-cash item; the $6.2 million increase in unearned premiums; and a $6.0 million increase in accrued expenses and other liabilities.
During the first quarter of 2012, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $3.8 million. This source of cash was driven by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the first quarter of 2012, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $0.1 million.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2012 was $12.8 million.
The Company's insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investments in investees, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2012, the insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. In the event that funds available to the Company are inadequate to service its obligations, the Company would need to raise capital, sell assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and satisfy regulatory capital requirements.
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
Throughout 2012 and 2011, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of March 31, 2012, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 37.2% and 23.6%, respectively. These ratios have been calculated based on the unaudited consolidated financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. These buy-backs have resulted in improved debt ratios as well as decreased debt servicing cost. During the first three months of 2012 and 2011, respectively, the Company did not buy back any of its outstanding debt.

KINGSWAY FINANCIAL SERVICES INC.

Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. Insurers not meeting the RBC requirements are subject to varying levels of regulatory action, including discontinuation of operations. As of March 31, 2012, surplus as regards policyholders of all our insurance subsidiaries is estimated to exceed the minimum required RBC levels.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of March 31, 2012, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 18, “Commitment and Contingencies,” to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2011 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date: May 14, 2012	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2012	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

