Form 10-Q/A
period 2012-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2012-06-11
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 14, 2012 (the "Form 10-Q"), to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. Pursuant to Rule 405(a)(2)(ii) of Regulation S-T, the Company is permitted to furnish Exhibit 101 by amendment to the Form 10-Q within 30 days of the original filing date of the Form 10-Q.
No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T adopted by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (included as exhibit 31.1 to the March 31, 2012 Form 10-Q, filed May 14, 2012, and incorporated herein by reference).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (included as exhibit 31.2 to the March 31, 2012 Form 10-Q, filed May 14, 2012, and incorporated herein by reference).

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as exhibit 32.1 to the March 31, 2012 Form 10-Q, filed May 14, 2012, and incorporated herein by reference).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as exhibit 32.2 to the March 31, 2012 Form 10-Q, filed May 14, 2012, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

4

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date: June 11, 2012	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date: June 11, 2012	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

5