Form 10-Q
period 2012-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2012-08-13
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 13, 2012 was 13,148,971.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $101,091 and $91,344, respectively)	$102,963	$93,651
Equity investments, at fair value (cost of $2,689 and $2,689, respectively)	3,225	2,960
Other investments, at cost which approximates fair value	—	488
Short-term investments, at cost which approximates fair value	335	20,334
Total investments	106,523	117,433
Investment in investees	47,904	48,689
Cash and cash equivalents	63,101	85,486
Accrued investment income	2,652	1,999
Premiums receivable, net of allowance for doubtful accounts of $3,779 and $3,653, respectively	27,608	28,732
Service fee receivable	18,752	12,947
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,789	6,322
Reinsurance recoverable	5,685	697
Prepaid reinsurance premiums	3,188	2,024
Deferred policy acquisition costs, net	7,634	8,116
Income taxes recoverable	7,132	8,134
Property and equipment, net of accumulated depreciation of $28,799 and $27,736	12,479	13,040
Goodwill	510	510
Intangible assets	39,121	39,121
Other assets	1,831	831
TOTAL ASSETS	$349,909	$374,081
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$99,650	$120,258
Unearned premiums	41,906	39,423
Reinsurance payable	4,376	1,913
LROC preferred units	11,778	8,845
Senior unsecured debentures	27,947	28,337
Subordinated debt	20,603	16,432
Deferred income tax liability	2,653	2,653
Notes payable	2,418	2,418
Deferred revenue	13,545	11,128
Accrued expenses and other liabilities	28,437	26,269
TOTAL LIABILITIES	253,313	257,676
EQUITY
Common stock, no par value; unlimited number authorized; 13,148,971 and 13,086,471 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$296,621	$296,489
Additional paid-in capital	15,504	15,403
Accumulated deficit	(218,230)	(201,208)
Accumulated other comprehensive income	13,047	12,749
Shareholders' equity attributable to common shareholders	106,942	123,433
Noncontrolling interests in consolidated subsidiaries	(10,346)	(7,028)
TOTAL EQUITY	96,596	116,405
TOTAL LIABILITIES AND EQUITY	$349,909	$374,081
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$30,985	$42,575	$60,252	$88,211
Service fee and commission income	8,138	7,806	17,667	16,778
Net investment income	802	1,152	1,632	2,229
Net realized (losses) gains	(23)	(3)	250	(2)
Other-than-temporary impairment loss	(488)	—	(488)	—
(Loss) gain on change in fair value of debt	(2,418)	11,237	(6,749)	8,632
Other income	2,744	1,311	3,827	3,222
Total revenues	39,740	64,078	76,391	119,070
Expenses:
Loss and loss adjustment expenses	23,616	37,014	$45,391	$78,591
Commissions and premiums taxes	4,747	6,908	9,166	14,286
General and administrative expenses	17,154	22,810	35,955	44,381
Interest expense	1,916	1,833	3,765	3,736
Amortization of other intangible assets	—	18	—	36
Total expenses	47,433	68,583	94,277	141,030
Loss before gain on buy-back of debt, equity in net income (loss) of investees and income tax expense (benefit)	(7,693)	(4,505)	(17,886)	(21,960)
Gain on buy-back of debt	—	553	—	553
Equity in net income (loss) of investees	92	(529)	(2,178)	(529)
Loss from continuing operations before income tax expense (benefit)	(7,601)	(4,481)	(20,064)	(21,936)
Income tax expense (benefit)	116	267	175	(141)
Loss from continuing operations	(7,717)	(4,748)	$(20,239)	$(21,795)
Loss on disposal of discontinued operations, net of taxes	—	—	—	(1,293)
Net loss	(7,717)	(4,748)	$(20,239)	$(23,088)
Less: net loss attributable to noncontrolling interests in consolidated subsidiaries	(1,700)	(2,190)	(3,214)	(2,724)
Net loss attributable to common shareholders	$(6,017)	$(2,558)	$(17,025)	$(20,364)
Loss per share - continuing operations:
Basic:	$(0.59)	$(0.36)	$(1.54)	$(1.67)
Diluted:	(0.59)	(0.36)	(1.54)	(1.67)
Loss per share – net loss:
Basic:	$(0.59)	$(0.36)	$(1.54)	$(1.77)
Diluted:	(0.59)	(0.36)	(1.54)	(1.77)
Weighted average shares outstanding (in ‘000s):
Basic:	13,149	13,086	13,117	13,055
Diluted:	13,149	13,086	13,117	13,055
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(7,717)	$(4,748)	$(20,239)	$(23,088)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains arising during the period	417	1,056	197	1,163
Reclassification adjustment for (gains) losses included in net loss	(509)	7	(367)	(40)
Foreign currency translation adjustments	(1,497)	2,314	27	4,866
Equity in other comprehensive income (loss) of investees	28	(688)	339	(688)
Loss on cash flow hedge	—	(1,067)	—	(1,267)
Other comprehensive (loss) income	(1,561)	1,622	196	4,034
Comprehensive loss	(9,278)	(3,126)	$(20,043)	$(19,054)
Less: comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	(1,722)	(1,991)	(3,318)	(2,471)
Comprehensive loss attributable to common shareholders	$(7,556)	$(1,135)	(16,725)	(16,583)
(1) Net of income tax expense (benefit) of $0 for the three and six months ended June 30, 2012 and June 30, 2011.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities:
Net loss	$(20,239)	$(23,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations and disposal of discontinued operations	—	1,293
Equity in net loss of investees	2,178	529
Depreciation and amortization	1,063	1,192
Stock based compensation expense, net of forfeitures	101	(269)
Net realized (gains) losses	(250)	2
Loss (gain) on change in fair value of debt	6,749	(8,632)
Deferred income taxes	—	584
Other than temporary impairment loss	488	—
Amortization of fixed maturities premiums and discounts	1,574	414
Realized gain on buy-back of debt	—	(553)
Changes in operating assets and liabilities:
Premiums and service fee receivable	(4,681)	8,373
Reinsurance recoverable	(4,988)	8,283
Deferred policy acquisition costs	482	3,564
Income taxes recoverable	1,002	4,825
Funds held in escrow	—	22,259
Unpaid loss and loss adjustment expenses	(20,608)	(31,612)
Unearned premiums	2,483	(18,428)
Reinsurance payable	2,463	(864)
Deferred revenue	2,417	(5,317)
Other, net	(1,171)	1,964
Net cash used in operating activities	(30,937)	(35,481)
Investing activities:
Proceeds from sale and maturities of fixed maturities	51,145	62,934
Purchase of fixed maturities	(42,223)	(56,935)
Purchase of equity securities	—	(1,120)
Net purchases of short-term investments	—	(6)
Net purchases of property and equipment and other intangible assets	(502)	(469)
Net cash provided by investing activities	8,420	4,404
Financing activities:
Common stock issued	132	350
Proceeds from issuance of notes payable	—	2,418
Redemption of senior unsecured debentures	—	(10,553)
Net cash provided by (used in) financing activities	132	(7,785)
Net decrease in cash and cash equivalents	(22,385)	(38,862)
Cash and cash equivalents at beginning of period	85,486	140,567
Cash and cash equivalents at end of period	$63,101	$101,705
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2011 Annual Report, except for the effects of adopting Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). Refer to Note 8, "Deferred Policy Acquisition Costs," for further disclosure.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-26. The amendments in ASU 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. And, the amendments clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU 2010-26 became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted this new accounting standard effective January 1, 2012 on a prospective basis. Refer to Note 8, "Deferred Policy Acquisition Costs," for further discussion regarding the impact of this new standard to the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements. It will require the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Effective January 1, 2012, the Company adopted ASU 2011-04 , and the adoption of the new standard did not have a material impact on the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies are no longer permitted to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. Reclassifications from other comprehensive income must be presented in both the consolidated statement of operations and the consolidated statement of other comprehensive income. This standard became effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The amendments in ASU 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU. Effective January 1, 2012, the Company adopted ASU 2011-05 and the adoption of the new standard did not have a material impact on the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The standard became effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption permitted. The standard amends Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other, and gave companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Effective January 1, 2012, the Company adopted ASU 2011-08 and the adoption did not have an impact on our financial statements. There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of the reporting unit related to our goodwill are less than their carrying amounts. We will utilize the new guidance during our annual impairment testing in December 2012.
In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Except for the option to perform the qualitative assessment, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

Summarized financial information for discontinued operations is shown below.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Disposals:
Loss on disposal before income taxes	$—	$—	$—	$(1,670)
Income tax benefit	—	—	—	(377)
Loss on disposal of discontinued operations, net of taxes	$—	$—	$—	$(1,293)
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
As a result of the disposal of American Country, American Service and Southern United, the Company recognized an after-tax gain of zero for the three months ended June 30, 2011 ($0.6 million prior year to date).
Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to a C$20.0 million decrease in the purchase price relating to specific future adverse development in Jevco's provision for unpaid loss and loss adjustment expenses at the end of 2012. On March 31, 2011, the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of zero for the three months ended June 30, 2011 ($1.9 million prior year to date).

(b)	Dispositions
Hamilton Risk Management Company:
On March 30, 2011, the Company's subsidiary, Kingsway America Inc. ("KAI"), sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company ("Amigo"), to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. A third-party and members of the Hamilton management team hold Class A partnership interests in Acadia representing a 60% economic interest. KAI acts as the general partner of Acadia. As general partner, KAI has control of the policies and financial affairs of Hamilton; therefore, Kingsway will continue to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton. As a result of this transaction, as of June 30, 2012 and December 31, 2011, Hamilton has notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bear interest at 2% annually.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's investments at June 30, 2012 and December 31, 2011 are summarized in the tables shown below:

(in thousands)	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$34,032	$1,140	$2	$35,170
Canadian government	3,735	22	—	3,757
States municipalities and political subdivisions	7,174	174	4	7,344
Mortgage-backed	8,180	267	—	8,447
Asset-backed securities and collateralized mortgage obligations	2,121	14	1	2,134
Corporate	45,849	445	183	46,111
Total fixed maturities	$101,091	$2,062	$190	$102,963
Equity investments	2,689	565	29	3,225
Short-term investments	335	—	—	335
Total investments	$104,115	$2,627	$219	$106,523

(in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$45,316	$1,498	$—	$46,814
Canadian government	3,788	57	55	3,790
States municipalities and political subdivisions	8,195	269	—	8,464
Mortgage-backed	5,958	222	3	6,177
Asset-backed securities and collateralized mortgage obligations	6,414	40	6	6,448
Corporate	21,673	397	112	21,958
Total fixed maturities	$91,344	$2,483	$176	$93,651
Equity investments	2,689	287	16	2,960
Other investments	488	—	—	488
Short-term investments	20,334	—	—	20,334
Total investments	$114,855	$2,770	$192	$117,433

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

The table below summarizes the Company's fixed maturities at June 30, 2012, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,961	$18,045
Due after one year through five years	71,627	72,811
Due after five years through ten years	3,483	3,839
Due after ten years	8,020	8,268
Total	$101,091	$102,963

Gross realized gains and losses on fixed maturities, equity investments and short-term investments for the three and six months ended June 30, 2012 and June 30, 2011 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross gains	51	3	324	4
Gross losses	(74)	(6)	(74)	(6)
Total	$(23)	$(3)	250	(2)

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities, equity investments, and short-term investments in unrealized loss positions as of June 30, 2012 and December 31, 2011. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,318	$2	$—	$—	$4,318	$2
States municipalities and political subdivisions	1,000	4	—	—	1,000	4
Asset-backed securities and collateralized mortgage obligations	265	1	—	—	265	1
Corporate	24,314	136	1,958	47	26,272	183
Total fixed maturities	$29,897	$143	$1,958	$47	$31,855	$190
Equity investments	200	10	11	19	211	29
Short-term investments	—	—	—	—	—	—
Total	$30,097	$153	$1,969	$66	$32,066	$219

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

(in thousands)					December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,500	$—	$—	$—	$7,500	$—
Canadian government	1,105	55	—	—	1,105	55
Mortgage-backed	1,026	3	—	—	1,026	3
Asset-backed securities and collateralized mortgage obligations	2,252	6	—	—	2,252	6
Corporate	178	10	1,893	102	2,071	112
Total fixed maturities	$12,061	$74	$1,893	$102	$13,954	$176
Equity investments	224	16	—	—	224	16
Short-term investments	19,998	—	—	—	19,998	—
Total	$32,283	$90	$1,893	$102	$34,176	$192
Fixed maturities, equity investments and short-term investments contain approximately 32 and 22 individual investments that were in unrealized loss positions as of June 30, 2012 and December 31, 2011, respectively.
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
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down for other-than-temporary impairment related to other investments of $0.5 million and zero was recorded for the three months ended June 30, 2012 and June 30, 2011, respectively ($0.5 million and zero for the six months ended June 30, 2012 and June 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

impairments for the three and six months ended June 30, 2012 and June 30, 2011. There were no other-than-temporary losses recognized in other comprehensive (loss) income for the three and six months ended June 30, 2012 and June 30, 2011.
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
The Company does not have any exposure to subprime mortgage-backed investments.
Net investment income for the three and six months ended June 30, 2012 and June 30, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Investment income
Interest from fixed maturities	$600	$849	$1,118	$1,719
Interest from other	63	133	229	253
Dividends	262	237	504	464
Gross investment income	$925	$1,219	$1,851	$2,436
Investment expenses	(123)	(67)	(219)	(207)
Net investment income	$802	$1,152	$1,632	$2,229
As at June 30, 2012, fixed maturities and short-term investments with an estimated fair value of $15.5 million were on deposit with state and provincial regulatory authorities. Also, from time to time, securities are pledged to third parties to collateralize liabilities incurred under certain reinsurance arrangements. At June 30, 2012, the amount of such pledged securities was $26.3 million.
NOTE 7 INVESTMENT IN INVESTEES
Investment in investees includes investments in the preferred and restricted voting common stock of Atlas as well as the member's capital of each of SWTC001, LLC ("SWTC001"), Oak Street Real Estate Capital GP II, LLC ("Oak Street") and LGIC Holdings, LLC ("LGIC Holdings"). With regard to each investee, the Company exerts significant influence or is a noncontrolling investor in a LLC; therefore, each investment in investee is accounted for under the equity method. Investment in Atlas is recorded on a three-month lag basis. The carrying values, estimated fair values and approximate voting and equity percentages at June 30, 2012 and December 31, 2011 were as follows:

(in thousands, except for percentages)
	June 30, 2012				December 31, 2011
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	30.0%	74.9%	$42,911	$46,765	30.0%	75.1%	$44,340	$48,592
SWTC001	99.9%	100.0%	1,050	1,050	—%	—%	—	—
Oak Street	12.5%	12.5%	89	89	25.0%	25.0%	97	97
LGIC Holdings	49.0%	49.0%	—	—	49.0%	49.0%	—	—
Total			$44,050	$47,904			$44,437	$48,689

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

The fair value of the Company's investment in Atlas at June 30, 2012 in the table above is calculated based on the published closing price of Atlas at March 31, 2012 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in Atlas based on the published closing price of Atlas at June 30, 2012 is $38.3 million.
The estimated fair value of each of the Company's investments in SWTC001 and Oak Street at June 30, 2012 approximates carrying value due to the investees not being actively traded at June 30, 2012.
During 2011, the Company acquired a 49.0% equity investment in LGIC Holdings. During 2011, the Company performed an impairment review of its investment in LGIC Holdings, which considered the current valuation and operating results of LGIC Holdings. Based upon this review, the Company recorded an impairment charge of $0.2 million during the fourth quarter of 2011.
Equity in net income (loss) of investees was income of $0.1 million and a loss of $0.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively (loss of $2.2 million and $0.5 million, respectively, year to date). The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.03 million and $0.3 million for the three and six months ended June 30, 2012, respectively, for the Company's pro rata share of its investees' accumulated other comprehensive income.
Summarized financial information for Atlas for the three months ended March 31, 2012 and three months ended December 31, 2011 is presented below:

(in thousands)	Three months ended March 31,	Three months ended December 31,
Total revenue	9,062	11,216
Net loss	135	(3,025)

The Company acquired its investment in Oak Street in the fourth quarter of 2011. During the second quarter of 2012, the Company entered into a subscription agreement to commit additional capital of $5.0 million to Oak Street. Summarized financial information for Oak Street for the three and six months ended June 30, 2012 is presented below:

(in thousands)	Three months ended June 30,	Six months ended June 30,
Total revenue	—	—
Net loss	(26)	(39)
The Company acquired its investment in SWTC001 during the second quarter of 2012. Summarized financial information for SWTC001 for the three months ended June 30, 2012 is presented below:

(in thousands)	Three months ended June 30,
Total revenue	12
Net loss	(5)

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire a new or renewal insurance contract, net of ceding commission income. Policy acquisition costs are deferred and expensed as the related premiums are earned.
As described in Note 4, "Recently Issued Accounting Standards," the Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. The new standard affects the timing of recognition of policy acquisition costs. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. In periods of growth, the standard will result in an acceleration of expense recognition. In periods of contraction, the opposite will occur. The application of the new standard resulted in capitalized acquisition costs of $2.6 million for the three months ended June 30, 2012 ($10.6 million year to date) compared with $4.0 million of acquisition costs that would have been capitalized for the three months ended June 30, 2012 ($12.6 million year to date) if the Company had

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

not adopted the new standard. As a result, the Company recorded $1.4 million more in expense for the three months ended June 30, 2012 ($2.0 million year to date) than it would have had it not adopted the new standard.
The components of deferred policy acquisition costs and the related amortization expense for the three and six months ended June 30, 2012 and June 30, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance, net	8,403	13,068	8,116	13,952
Additions	2,649	6,395	10,618	14,176
Amortization	(3,418)	(9,074)	(11,100)	(17,739)
Balance at June 30, net	7,634	10,389	7,634	10,389
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)	June 30, 2012	December 31, 2011
Intangible assets not subject to amortization
Insurance licenses	$7,803	$7,803
Renewal rights	31,318	31,318
Intangible assets	$39,121	$39,121

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
Consequently, the process of determining the provision necessarily involves risks that the actual results will deviate, perhaps materially, from the best estimates made.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2012 and June 30, 2011 were as follows:

(in thousands)	June 30, 2012	June 30, 2011
Balance at beginning of period, net	$119,960	$166,734
Incurred related to:
Current year	45,064	76,890
Prior years	327	1,701
Paid related to:
Current year	(19,870)	(34,699)
Prior years	(47,582)	(67,551)
Balance at end of period, net	97,899	143,075
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	1,751	21
Balance at end of period, gross	$99,650	$143,096
NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	June 30, 2012		December 31, 2011
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$1,656	$1,655	$1,657	$1,641
7.5% Senior notes due 2014	26,966	26,292	26,966	26,696
LROC preferred units due 2015	19,308	11,778	19,329	8,845
Subordinated debt	90,500	20,603	90,500	16,432
Total	$138,430	$60,328	$138,452	$53,614

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At June 30, 2012, deferred interest payable of $6.0 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

No debt repurchases were made during the quarter and year ended June 30, 2012. During the second quarter of 2011, Kingsway 2007 General Partnership purchased for $10.6 million and subsequently cancelled $11.2 million par value of its senior unsecured debentures with a carrying value of $11.2 million, recording a gain of $0.6 million ($0.6 million prior year to date).
NOTE 12 INCOME TAXES
Income tax expense (benefit) varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2012 and December 31, 2011. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2012 and December 31, 2011 net deferred tax asset. The Company carries a deferred tax liability of $2.7 million at June 30, 2012 and December 31, 2011, all of which relates to indefinite life intangible assets.
As of June 30, 2012, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
The income taxes recoverable of $7.1 million and $8.1 million at June 30, 2012 and December 31, 2011, respectively, primarily relate to tax receivables of the Company's Canadian operations.
NOTE 13 NET LOSS PER SHARE
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss, all stock options outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.
As further discussed in Note 20, "Subsequent Event", on July 3, 2012, the Company announced that the board of directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, have been restated for all periods presented to reflect the impact of the share consolidation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2012 and June 30, 2011 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2012 and June 30, 2011 inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$14,588	$16,765	$12,749	$14,407
Unrealized gains on fixed maturities and equity investments arising during the period	425	835	304	950
Reclassification adjustment for (gains) losses included in net loss	(509)	7	(367)	(40)
Foreign currency translation adjustments	(1,485)	2,336	22	4,826
Equity in other comprehensive income (loss) of investee	28	(688)	339	(688)
Loss on cash flow hedge	—	(1,067)	—	(1,267)
Balance at June 30	$13,047	$18,188	$13,047	$18,188
NOTE 15 SEGMENTED INFORMATION
The Company is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Amigo, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). Insurance Underwriting provides non-standard automobile insurance to individuals and commercial automobile insurance to businesses and actively conducts business in 17 states.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

Segment revenues for the three and six months ended June 30, 2012 and 2011 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Insurance Underwriting:
Net premiums earned	$30,985	$42,575	$60,252	$88,211
Other income	1,698	2,384	3,484	5,267
Total Insurance Underwriting	32,683	44,959	63,736	93,478
Insurance Services:
Service fee and commission income	8,138	7,806	17,667	16,778
Total Insurance Services	8,138	7,806	17,667	16,778
Total segment revenues	40,821	52,765	81,403	110,256
Net investment income	802	1,152	1,632	2,229
Net realized (losses) gains	(23)	(3)	250	(2)
Other-than-temporary impairment loss	(488)	—	(488)	—
(Loss) gain on change in fair value of debt	(2,418)	11,237	(6,749)	8,632
Other income not allocated to segments	1,046	(1,073)	343	(2,045)
Total revenues	$39,740	$64,078	$76,391	$119,070
The operating income (loss) of each segment is before income taxes and includes revenues and direct segment costs. Segment net income (loss) for the three and six months ended June 30, 2012 and 2011 were:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Segment operating income (loss)
Insurance Underwriting	$(3,898)	$(9,571)	$(7,137)	$(19,312)
Insurance Services	883	316	2,629	1,361
Total segment operating loss	(3,015)	(9,255)	(4,508)	(17,951)
Net investment income	802	1,152	1,632	2,229
Net realized (losses) gains	(23)	(3)	250	(2)
Other-than-temporary impairment loss	(488)	—	(488)	—
(Loss) gain on change in fair value of debt	(2,418)	11,237	(6,749)	8,632
Other income and expenses not allocated to segments, net	(635)	(5,785)	(4,258)	(11,096)
Interest expense	(1,916)	(1,833)	(3,765)	(3,736)
Amortization of other intangible assets	—	(18)	—	(36)
Gain on buy-back of debt	—	553	—	553
Equity in net income (loss) of investees	92	(529)	(2,178)	(529)
Loss from continuing operations before income tax expense (benefit)	$(7,601)	$(4,481)	$(20,064)	$(21,936)
Income tax expense (benefit)	116	267	175	(141)
Loss from continuing operations	$(7,717)	$(4,748)	$(20,239)	$(21,795)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

Net premiums earned by line of business for the three and six months ended June 30, 2012 and 2011 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Insurance Underwriting:
Private passenger auto liability	$20,415	$29,419	$39,820	$60,948
Auto physical damage	7,515	10,117	14,819	21,845
Total non-standard automobile	27,930	39,536	$54,639	$82,793
Commercial auto liability	3,057	3,039	5,613	5,417
Other	(2)	—	—	1
Total net premiums earned	$30,985	$42,575	$60,252	$88,211
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 was as follows:

(in thousands)			June 30, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$35,170	$—	$35,170	$—
Canadian government	3,757	—	3,757	—
States municipalities and political subdivisions	7,344	—	7,344	—
Mortgage-backed	8,447	—	8,447	—
Asset-backed securities and collateralized mortgage obligations	2,134	—	2,134	—
Corporate	46,111	—	46,111	—
Total fixed maturities	$102,963	$—	$102,963	$—

Equity securities	3,225	3,225	—	—
Other investments	—	—	—	—
Short-term investments	335	—	335	—
Total assets	$106,523	$3,225	$103,298	$—

Liabilities:
LROC preferred units	$11,778	$11,778	$—	$—
Senior unsecured debentures	27,947	—	27,947	—
Subordinated debt	20,603	—	20,603	—
Total liabilities	$60,328	$11,778	$48,550	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

(in thousands)			December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$46,814	$—	$46,814	$—
Canadian government	3,790	—	3,790	—
States municipalities and political subdivisions	8,464	—	8,464	—
Mortgage-backed	6,177	—	6,177	—
Asset-backed securities and collateralized mortgage obligations	6,448	—	6,448	—
Corporate	21,958	—	21,958	—
Total fixed maturities	$93,651	$—	$93,651	$—

Equity securities	2,960	2,960	—	—
Other investments	488	—	488	—
Short-term investments	20,334	—	20,334	—
Total assets	$117,433	$2,960	$114,473	$—

Liabilities:
LROC preferred units	$8,845	$8,845	$—	$—
Senior unsecured debentures	28,337	—	28,337	—
Subordinated debt	16,432	—	16,432	—
Total liabilities	$53,614	$8,845	$44,769	$—

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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the Florida Office of Insurance Regulation ("OIR") which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

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
(b)    Guarantees:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General.  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the financial statements at June 30, 2012.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

NOTE 19 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company. On July 10, 2007, the Company through its newly formed, wholly-owned subsidiary Kingsway 2007 General Partnership ("K2007GP"), issued C$100.0 million 6% senior unsecured debentures with a maturity date of July 11, 2012, unconditionally guaranteed by the Company ("KFSI") and KAI (each a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of June 30, 2012 and December 31, 2011 and for the periods ended June 30, 2012 and 2011, with a separate column for each Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

			Condensed Consolidating Statement of Operations
				For the six months ended June 30, 2012
	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$60,252	$—	$60,252
Service fee and commission income	—	—	—	17,667	—	17,667
Net investment income, net realized (losses) gains, other-than-temporary impairment loss, and other income	169	1,714	808	2,530	—	5,221
(Loss) gain on change in fair value of debt	—	(3,504)	(49)	(3,196)	—	(6,749)
Management fees	—	—	—	—	—	—
Total revenues	169	(1,790)	759	77,253	—	76,391
Expenses:
Loss and loss adjustment expenses	—	—	—	45,391	—	45,391
Commissions and premiums taxes	—	—	—	9,166	—	9,166
General and administrative expenses	2,258	1,842	(288)	32,143	—	35,955
Interest expense	—	7,113	49	(3,397)	—	3,765
Total expenses	2,258	8,955	(239)	83,303	—	94,277
Loss before gain on buy-back of debt, equity in net income (loss) of investees and income tax expense (benefit)	(2,089)	(10,745)	998	(6,050)	—	(17,886)
Equity in net income (loss) of investees	—	(2,165)	—	(13)	—	(2,178)
Loss from continuing operations before income tax expense (benefit)	(2,089)	(12,910)	998	(6,063)	—	(20,064)
Income tax expense (benefit)	—	—	—	175	—	175
Equity in undistributed net (loss) income of subsidiaries	(15,850)	(5,746)	—	—	21,596	—
Loss from continuing operations	(17,939)	(18,656)	998	(6,238)	21,596	(20,239)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	—	—
Net (loss) income	$(17,939)	$(18,656)	$998	$(6,238)	$21,596	$(20,239)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

			Condensed Consolidating Statement of Operations
				For the six months ended June 30, 2011
	KFSI	KAI	K2007 GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$—	$88,211	$—	$88,211
Service fee and commission income	—	—	—	16,778	—	16,778
Net investment income, net realized (losses) gains, other-than-temporary impairment loss, and other income	(298)	867	(421)	5,301	—	5,449
(Loss) gain on change in fair value of debt	—	8,182	(747)	1,197	—	8,632
Management fees	—	365	—	—	(365)	—
Total revenues	(298)	9,414	(1,168)	111,487	(365)	119,070
Expenses:
Loss and loss adjustment expenses	—	—	—	78,591	—	78,591
Commissions and premiums taxes	—	—	—	14,286	—	14,286
Other expenses	2,274	6,412	145	35,951	(365)	44,417
Interest expense	—	7,081	218	(3,563)	—	3,736
Total expenses	2,274	13,493	363	125,265	(365)	141,030
Loss before gain on buy-back of debt, equity in net income (loss) of investees and income tax expense (benefit)	(2,572)	(4,079)	(1,531)	(13,778)	—	(21,960)
Gain on buy-back of debt	—	—	553	—	—	553
Equity in net income (loss) of investees	—	(529)	—	—	—	(529)
Loss from continuing operations before income tax expense (benefit)	(2,572)	(4,608)	(978)	(13,778)	—	(21,936)
Income tax (benefit) expense	(561)	—	(78)	498	—	(141)
Equity in undistributed net (loss) income of subsidiaries	(21,743)	(17,683)	—	—	39,426	—
(Loss) income from continuing operations	(23,754)	(22,291)	(900)	(14,276)	39,426	(21,795)
Loss on disposal of discontinued operations, net of taxes	(1,927)	634	—	—	—	(1,293)
Net (loss) income	$(25,681)	$(21,657)	$(900)	$(14,276)	$39,426	$(23,088)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

			Condensed Consolidating Balance Sheets
					As of June 30, 2012
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$73,242	$155,780	$—	$—	$(229,022)	$—
Total investments	—	—	—	161,014	(54,491)	106,523
Investment in investees	—	43,631		1,138	3,135	47,904
Cash and cash equivalents	12,251	3,497	121	47,232	—	63,101
Goodwill	—	—	—	510	—	510
Intangible assets	—	7,803	—	31,318	—	39,121
Other assets	12,000	229,039	23,484	429,277	(601,050)	92,750
Total assets	97,493	439,750	23,605	670,489	(881,428)	349,909
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$—	$99,650	$—	$99,650
Unearned premiums	—	—	—	41,906	—	41,906
LROC preferred units	—	—	—	11,778	—	11,778
Senior unsecured debentures	—	43,354	1,656	—	(17,063)	27,947
Subordinated debt	—	20,603	—	—	—	20,603
Notes payable	—	90,160	—	(87,742)	—	2,418
Other liabilities	897	14,778	47	58,592	(25,303)	49,011
Total liabilities	897	168,895	1,703	124,184	(42,366)	253,313

Equity:
Common stock	$296,621	$783,289	$17,093	$495,596	$(1,295,978)	$296,621
Additional paid-in capital	15,504	—	—	—	—	15,504
Accumulated deficit	(218,230)	(487,829)	7,127	54,956	425,746	(218,230)
Accumulated other comprehensive income (loss)	13,047	(24,605)	(2,318)	(4,247)	31,170	13,047
Shareholders' equity attributable to common shareholders	106,942	270,855	21,902	546,305	(839,062)	106,942
Noncontrolling interests in consolidated subsidiaries	(10,346)	—	—	—	—	(10,346)
Total equity	96,596	270,855	21,902	546,305	(839,062)	96,596
Total liabilities and equity	$97,493	$439,750	$23,605	$670,489	$(881,428)	$349,909

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

				Condensed Consolidating Balance Sheets
					As of December 31, 2011
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$82,564	$171,412	$—	$—	$(253,976)	$—
Total investments	—	—	—	162,695	(45,262)	117,433
Investment in investees	—	45,458		97	3,134	48,689
Cash and cash equivalents	22,389	873	171	62,053	—	85,486
Goodwill	—	—	—	510	—	510
Intangible assets	—	7,803	—	31,318	—	39,121
Other assets	12,240	245,037	22,591	1,116,970	(1,313,996)	82,842
Total assets	117,193	470,583	22,762	1,373,643	(1,610,100)	374,081
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	—	120,258	—	120,258
Unearned premiums	—	—	—	39,423	—	39,423
LROC preferred units	—	—	—	8,845	—	8,845
Senior unsecured debentures	—	44,021	1,641	—	(17,325)	28,337
Subordinated debt	—	16,432	—	—	—	16,432
Notes payable	—	90,160	—	(87,742)	—	2,418
Other liabilities	788	10,325	49	48,770	(17,969)	41,963
Total liabilities	788	160,938	1,690	129,554	(35,294)	257,676
Equity:
Common stock	296,489	774,658	17,093	433,261	(1,225,012)	296,489
Additional paid-in capital	15,403	—	—	—	—	15,403
Accumulated deficit	(201,208)	(463,476)	6,468	821,562	(364,554)	(201,208)
Accumulated other comprehensive income (loss)	12,749	(1,537)	(2,489)	(10,734)	14,760	12,749
Shareholders' equity attributable to common shareholders	123,433	309,645	21,072	1,244,089	(1,574,806)	123,433
Noncontrolling interests in consolidated subsidiaries	(7,028)	—	—	—	—	(7,028)
Total equity	116,405	309,645	21,072	1,244,089	(1,574,806)	116,405
Total liabilities and equity	$117,193	$470,583	$22,762	$1,373,643	$(1,610,100)	$374,081

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

			Condensed Consolidating Statement of Cash Flows
			For the six months ended June 30, 2012
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(17,939)	$(18,656)	$998	$(6,238)	$21,596	$(20,239)
Equity in undistributed earnings in subsidiaries	15,850	5,746	—	—	(21,596)	—
Loss (gain) on change in fair value of debt	—	3,504	49	3,196	—	6,749
Other	(8,181)	3,583	(1,097)	(20,383)	8,631	(17,447)
Net cash (used in) provided by operating activities	(10,270)	(5,823)	(50)	(23,425)	8,631	(30,937)
Investing activities:
Proceeds from sale and maturities of fixed maturities	—	—	—	51,145	—	51,145
Purchase of investments	—	—	—	(42,223)	—	(42,223)
Other	—	(184)	—	(318)	—	(502)
Net cash provided by (used in)investing activities	—	(184)	—	8,604	—	8,420
Financing activities:
Common stock issued	132	8,631	—	—	(8,631)	132
Net cash provided by (used in) financing activities	132	8,631	—	—	(8,631)	132
Net (decrease) increase in cash and cash equivalents	(10,138)	2,624	(50)	(14,821)	—	(22,385)
Cash and cash equivalents at beginning of period	22,389	873	171	62,053	—	85,486
Cash and cash equivalents at end of period	$12,251	$3,497	$121	$47,232	$—	$63,101

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

			Condensed Consolidating Statement of Cash Flows
			For the six months ended June 30, 2011
	KFSI	KAI	K2007GP	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer" and a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(25,681)	$(21,657)	$(900)	$(14,276)	$39,426	$(23,088)
Loss (income) from discontinued operations and disposal of discontinued operations	1,927	(634)	—	—	—	1,293
Equity in undistributed earnings in subsidiaries	21,743	17,683	—	—	(39,426)	—
Loss (gain) on change in fair value of debt	—	(8,182)	747	(1,197)	—	(8,632)
Other	(1,639)	(1,619)	11,267	(24,377)	11,314	(5,054)
Net cash (used in) provided by operating activities	(3,650)	(14,409)	11,114	(39,850)	11,314	(35,481)
Investing activities:
Proceeds from sale and maturities of fixed maturities	—	—	—	62,934	—	62,934
Purchase of investments	—	—	—	(58,061)	—	(58,061)
Other	—	(5,814)	—	5,345	—	(469)
Net cash provided by (used in) investing activities	—	(5,814)	—	10,218	—	4,404
Financing activities:
Common stock issued	350	21,815	—	—	(21,815)	350
Proceeds from issuance of notes payable	—	—	—	2,418	—	2,418
Redemption of senior unsecured debentures	—	(10,501)	(10,553)	—	10,501	(10,553)
Net cash provided by (used in) financing activities	350	11,314	(10,553)	2,418	(11,314)	(7,785)
Net increase (decrease) in cash and cash equivalents	(3,300)	(8,909)	561	(27,214)	—	(38,862)
Cash and cash equivalents at beginning of period	30,169	9,388	798	100,212	—	140,567
Cash and cash equivalents at end of period	$26,869	$479	$1,359	$72,998	$—	$101,705

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2012

NOTE 20 SUBSEQUENT EVENT
On July 3, 2012, the Company announced that the board of directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets and loss per share computations reported in the consolidated statements of operations have been restated for all periods presented to reflect the share consolidation.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"). In addition to the general factors listed in the 2011 Annual Report, the potential impact of certain guarantees made by the Company in favor of third parties could cause actual results and financial condition to differ materially from estimated results and financial condition. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
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
Insurance Underwriting actively conducts business in 17 states. For the three months ended June 30, 2012, production in the following states represented 86.9% of the Company's gross premiums written: Florida (43.5%), Illinois (17.7%), Texas (9.9%), California (6.2%), Nevada (5.3%) and Colorado (4.3%). For the six months ended June 30, 2012, production in the following states represented 87.1% of the Company's gross premiums written: Florida (45.5%), Illinois (17.9%), Texas (9.3%), California (5.4%), Nevada (4.9%) and Colorado (4.1%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended June 30, 2012, non-standard automobile insurance accounted for 88.8% (87.1% year to date) of the Company's gross premiums written.
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
NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating income (loss), gross premiums written, net premiums written, and underwriting ratios.

KINGSWAY FINANCIAL SERVICES INC.

Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating Income (Loss)
Operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 15, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating income (loss), includes net investment income, net realized (losses) gains on investments, other-than-temporary impairment loss, (loss) gain on change in fair value of debt, other income, general and administrative expenses, interest expense, amortization of other intangible assets, and equity in net income (loss) of investee.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment net operating loss to net loss for the three and six months ended June 30, 2012 and 2011 is presented in Table 1 below:
Table 1 Segment Net Income (Loss)
For the three and six months ended June 30 (in millions of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
Segment operating income (loss)
Insurance Underwriting	(3.9)	(9.6)	5.7	(7.1)	(19.3)	12.2
Insurance Services	0.9	0.3	0.6	2.6	1.3	1.3
Total segment operating loss	(3.0)	(9.3)	6.3	(4.5)	(18.0)	13.5
Net investment income	0.8	1.2	(0.4)	1.6	2.3	(0.7)
Net realized (losses) gains	—	—	—	0.3	—	0.3
Other-than-temporary impairment loss	(0.5)	—	(0.5)	(0.5)	—	(0.5)
(Loss) gain on change in fair value of debt	(2.4)	11.2	(13.6)	(6.7)	8.6	(15.3)
Other income and expenses not allocated to segments, net	(0.7)	(5.8)	5.1	(4.3)	(11.2)	6.9
Interest expense	(1.9)	(1.8)	(0.1)	(3.7)	(3.7)	—
Gain on buy-back of debt	—	0.6	(0.6)	—	0.6	(0.6)
Equity in net income (loss) of investees	0.1	(0.5)	0.6	(2.2)	(0.5)	(1.7)
Loss from continuing operations before income tax expense (benefit)	(7.6)	(4.4)	(3.2)	(20.0)	(21.9)	1.9
Income tax expense (benefit)	0.1	0.3	(0.2)	0.2	(0.1)	0.3
Loss from continuing operations	(7.7)	(4.7)	(3.0)	(20.2)	(21.8)	1.6
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	(1.3)	1.3
Net loss	(7.7)	(4.7)	(3.0)	(20.2)	(23.1)	2.9
Loss from Continuing Operations, Net Loss and Diluted Loss Per Share
In the second quarter of 2012, we incurred a loss from continuing operations of $7.7 million ($0.59 per diluted share) compared to a loss of $4.7 million ($0.36 per diluted share) in the second quarter of 2011. For the six months ended June 30, 2012, we incurred a loss from continuing operations of $20.2 million ($1.54 per diluted share) compared to $21.8 million ($1.67 per diluted share) for the same period in 2011. The loss from continuing operations for the three and six months ended June 30, 2012 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, loss on the change in fair value of debt and equity in net income (loss) of investees. The loss from continuing operations for the three and six months ended June 30, 2011 is due to Insurance Underwriting operating loss, interest expense and corporate general expenses, offset by gain on the change in fair value of debt.
In the second quarter of 2012, we incurred a net loss of $7.7 million ($20.2 million year to date) compared to $4.7 million in the second quarter of 2011 ($23.1 million prior year to date). The diluted loss per share was $0.59 for the second quarter of 2012 ($1.54 year to date) compared to a diluted loss per share of $0.36 for the second quarter of 2011 ($1.77 prior year to date).
Insurance Underwriting
For the three months ended June 30, 2012, Insurance Underwriting gross premiums written were $32.2 million compared to $32.0 million for the three months ended June 30, 2011, representing a 0.6% increase ($71.5 million year to date compared to $74.4 million prior year to date, representing a 3.9% decrease). Net premiums written decreased 6.4% to $27.7 million for the three months ended June 30, 2012 compared with $29.6 million for the three months ended June 30, 2011 ($61.6 million year to date

KINGSWAY FINANCIAL SERVICES INC.

compared to $69.8 million prior year to date, representing a 11.7% decrease). Net premiums earned decreased 27.2% to $31.0 million for the three months ended June 30, 2012 compared with $42.6 million for the three months ended June 30, 2011 ($60.3 million year to date compared with $88.2 million prior year to date, representing a 31.6% decrease).

The decrease in net premiums written and earned is due to significant reductions in premium volumes in the non-standard automobile line of business. Insurance Underwriting has withdrawn from a number of states, increased its rate adequacy in the states where it continues to actively produce business and discontinued unprofitable programs and unaffiliated managing general agent relationships. Furthermore, net premiums written declined by a greater percent than gross premiums written due to a quota share reinsurance arrangement entered into by Amigo for the six months ended June 30, 2012.
The Insurance Underwriting operating loss decreased to $3.9 million for the three months ended June 30, 2012 ($7.1 million year to date) compared with $9.6 million for the three months ended June 30, 2011 ($19.3 million prior year to date). The decrease is primarily attributed to a decrease in loss and loss adjustment expenses, as reflected in the loss ratio, against a smaller volume of net premiums earned. The Insurance Underwriting loss ratio for the second quarter of 2012 was 77.5% compared to 86.9% for the second quarter of 2011 (76.3% for the six months ended June 30, 2012 compared with 89.1% for the same period in 2011). The decrease in the loss ratio reflects the Company's efforts throughout 2011 to improve rate adequacy in the states where it continues to actively produce business; the benefits of having discontinued certain unprofitable programs; and improved outcomes as a result of process initiatives launched in the Company's claims departments.
The Insurance Underwriting expense ratio was 40.6% in the second quarter of 2012 and 41.1% in the second quarter of 2011 (41.4% for the six months ended June 30, 2012 compared with 38.8% for the same period in 2011). This deterioration is a derivative effect of the 27.2% decrease (31.6% year to date) in net premiums earned cited above which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In response to the shrinkage in its volume of business, Insurance Underwriting has been taking steps to reduce its fixed overhead expenses.
The Insurance Underwriting combined ratio was 118.1% in the second quarter 2012 compared with 128.0% in the second quarter of 2011 (117.7% for the six months ended June 30, 2012 compared with 127.9% for the same period in 2011), reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $1.7 million and $2.4 million for the three months ended June 30, 2012 and 2011. respectively ($3.5 million and $5.3 million year to date, respectively); however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 3.8% to $8.1 million for the three months ended June 30, 2012 ($17.6 million year to date) compared with $7.8 million for the three months ended June 30, 2011 ($16.8 million prior year to date). The Insurance Services operating income increased to $0.9 million for the three months ended June 30, 2012 ($2.6 million year to date) compared with $0.3 million for the three months ended June 30, 2011 ($1.3 million prior year to date). These increases are derived from higher revenues and operating income at ARS which are the result of ARS managing higher premium volumes for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.
Net Investment Income
Net investment income decreased to $0.8 million in the second quarter of 2012 ($1.6 million year to date) compared to $1.2 million in the second quarter of 2011 ($2.3 million prior year to date). The decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents of approximately 30.7% since June 30, 2011, which resulted from reduced volumes of business and acceleration of claim payments in Insurance. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company incurred net realized gains in the second quarter of 2012 of zero ($0.3 million year to date) compared to zero in the second quarter of 2011 (zero prior year to date). The net realized gains in 2012 primarily resulted from the liquidation of fixed maturities in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down for other-than-temporary impairment related to other investments of $0.5 million and zero was recorded for the three months

KINGSWAY FINANCIAL SERVICES INC.

ended June 30, 2012 and June 30, 2011, respectively ($0.5 million and zero for the six months ended June 30, 2012 and June 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the three and six months ended June 30, 2012 and June 30, 2011.
(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $2.4 million in the second quarter of 2012 compared to a gain of $11.2 million in the second quarter of 2011 (a loss of $6.7 million year to date compared to a gain of $8.6 million prior year to date). The loss for the three and six months ended June 30, 2012 is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units. The gain for the three months ended June 30, 2011 is primarily due to a decrease in the fair values of the Company's subordinated debt and LROC preferred units, while the gain for the six months ended June 30, 2011is primarily attributable to a decrease in the fair values of the Company's subordinated debt and LROC preferred units, offset by an increase in the fair values of the Company's senior unsecured debentures.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $0.7 million in the second quarter of 2012 compared to $5.8 million in the second quarter of 2011 ($4.3 million year to date compared to $11.2 million prior year to date) . The decrease for the three months ended June 30, 2012 is primarily due to $2.1 million more of foreign exchange losses; $0.9 million more of professional fees, including outside legal and audit fees; $0.4 million more of salaries and benefits expense, reflective of increased severance expense; and $1.4 million more of general and administrative expenses recorded in the second quarter of 2011 compared to the second quarter of 2012.
The decrease for the six months ended June 30, 2012 is primarily due to $2.1 million more of foreign exchange losses recorded in 2011 than in 2012; $0.8 million more of professional fees, including outside legal and audit fees, recorded in 2011 than in 2012; $0.8 million more of write-off, depreciation, and amortization of computer hardware and software in 2011 than in 2012; $0.8 million more of salaries and benefits expense recorded in 2011 than in 2012 reflective of increased severance expense; and $1.9 million more of general and administrative expenses recorded in 2011 than 2012.
Interest Expense

Interest expense for the second quarter of 2012 was $1.9 million ($3.7 million year to date) compared to $1.8 million in the second quarter of 2011 ($3.7 million prior year to date). As more fully described in Note 11, "Debt" to the unaudited consolidated interim financial statements, in the first quarter of 2011, the Company exercised its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. The interest is compounded over the deferral period, resulting in an increase in interest expense for the three months ended June 30, 2012.
Gain on Buy-Back of Debt

No debt repurchases were made during the three and six months ended June 30, 2012. During the second quarter of 2011, Kingsway 2007 General Partnership purchased for $10.6 million and subsequently cancelled $11.2 million par value of its senior unsecured debentures with a carrying value of $11.2 million, recording a gain of $0.6 million ($0.6 million prior year to date).
Equity in Net Income (Loss) of Investees
At June 30, 2012, the Company has a 74.9% common equity interest in Atlas Financial Holdings, Inc., a financial services holding company. For the three months ended June 30, 2012, we recorded income of $0.1 million from this investment (loss of $2.2 million year to date). For the three months ended June 30, 2011, the Company recorded a loss of $0.5 million from this investment ($0.5 million prior year to date). See Note 7, "Investment in Investees," to the unaudited consolidated interim financial statements for further details.
Income Tax Expense (Benefit)

Income tax expense on continuing operations for the second quarter of 2012 was $0.1 million ($0.2 million year to date) compared to income tax expense of $0.3 million in the second quarter of 2011 (tax benefit of $0.1 million prior year to date). The decrease in income tax expense for the three months ended June 30, 2012 is primarily attributable to a valuation allowance tax expense adjustment recorded in 2011. The increase in income tax expense for the six months ended June 30, 2012 is primarily attributable to a lower income tax benefit recorded in 2012 than in 2011 related to the Company's Canadian operations and a Canadian withholding tax refund recorded in 2011.

KINGSWAY FINANCIAL SERVICES INC.

INVESTMENTS
Portfolio Composition
All of our investments are classified as available-for-sale and are reported at fair value. At June 30, 2012, we held cash and cash equivalents and investments with a fair value of $169.6 million. As of June 30, 2012, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the fair value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Fair value of investments, including cash and cash equivalents
As at June 30, 2012 and December 31, 2011 (in millions of dollars, except for percentages)

Type of investment	June 30, 2012	% of Total	December 31, 2011	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	35.2	20.8%	46.8	23.1%
Canadian government	3.8	2.2%	3.8	1.9%
States municipalities and political subdivisions	7.3	4.3%	8.5	4.2%
Mortgage-backed	8.5	5.0%	6.2	3.0%
Asset-backed securities and collateralized mortgage obligations	2.1	1.2%	6.4	3.2%
Corporate	46.1	27.2%	22.0	10.8%
Total fixed maturities	103.0	60.7%	93.7	46.2%
Equity investments	3.2	1.9%	3.0	1.5%
Other investments	—	—%	0.5	0.2%
Short-term investments	0.3	0.2%	20.2	10.0%
Total investments	106.5	62.8%	117.4	57.9%
Cash and cash equivalents	63.1	37.2%	85.5	42.1%
Total	169.6	100.0%	202.9	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents at June 30, 2012 and December 31, 2011.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As at June 30, 2012 and December 31, 2011 (in millions of dollars)

	June 30, 2012	% of Total	December 31, 2011	% of Total
Due in less than one year	18.0	17.5%	43.8	46.7%
Due in one through five years	72.8	70.7%	35.7	38.1%
Due after five through ten years	3.9	3.8%	4.4	4.7%
Due after ten years	8.3	8.0%	9.8	10.5%
Total	103.0	100.0%	93.7	100.0%

At June 30, 2012, 88.2% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets

KINGSWAY FINANCIAL SERVICES INC.

which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other corporate obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair value of fixed maturities and short-term investments, excluding cash and cash equivalents, at June 30, 2012 and December 31, 2011, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 89.8% of those investments rated 'A' or better at June 30, 2012. The increase in BBB/Baa rated instruments is due to reinvestment of cash held at December 31, 2011 into fixed maturities, and is not due to rating downgrades. These investment grade fixed maturities purchased during 2012 provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company. The 'not rated' category consists primarily of investments in money market and short-term instruments.
TABLE 4 Credit ratings of fixed maturities and short-term investments
As at June 30, 2012 and December 31, 2011

Rating (S&P/Moody's)	June 30, 2012	December 31, 2011
AAA/Aaa	51.3%	76.1%
AA/Aa	16.6	11.8
A/A	21.9	11.1
Percentage rated A/A2 or better	89.8%	99.0%
BBB/Baa	9.9	0.7
CCC/Caa or lower, or not rated	0.3	0.3
Total	100.0%	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down for other-than-temporary impairment related to other investments of $0.5 million and zero was recorded for the three months ended June 30, 2012 and June 30, 2011, respectively ($0.5 million and zero for the six months ended June 30, 2012 and June 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary

KINGSWAY FINANCIAL SERVICES INC.

impairments for the three and six months ended June 30, 2012 and June 30, 2011.
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
At June 30, 2012, the gross unrealized losses amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of June 30, 2012 and December 31, 2011, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
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
TABLE 5 Provision for unpaid loss and loss adjustment expenses-gross
(in millions of dollars)

Line of Business	June 30, 2012	December 31, 2011
Non-standard automobile	76.9	93.5
Commercial automobile	19.1	22.4
Other	3.7	4.4
Total	99.7	120.3
TABLE 6 Provision for unpaid loss and loss adjustment expenses-net
(in millions of dollars)

Line of Business	June 30, 2012	December 31, 2011
Non-standard automobile	75.8	93.3
Commercial automobile	18.5	22.3
Other	3.6	4.4
Total	97.9	120.0
Non-Standard Automobile
At June 30, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $76.9 million and $93.5 million, respectively. The decrease is due to the reduction in the volume of non-standard automobile premium written and an acceleration of claim payments.
Commercial Automobile
At June 30, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $19.1 million and $22.4 million, respectively. The primary reasons for the decrease in unpaid loss and loss adjustment expenses was due to accelerated closure of open claims at UCC and Amigo combined with UCC's exit from the commercial automobile markets.

KINGSWAY FINANCIAL SERVICES INC.

Information with respect to development of our provision for prior years' unpaid loss and loss adjustment expenses is presented in Table 7.
TABLE 7    Increase in prior years' provision for unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Unfavorable change in provision for unpaid loss and loss adjustment expenses for prior accident years:	0.1	2.1	0.3	1.7
For the three months ended June 30, 2012, the Company reported $0.1 million of unfavorable development for unpaid loss and loss adjustment expenses from prior accident years ($0.3 million year to date). For the three months ended June 30, 2011, the Company reported $2.1 million of unfavorable development for unpaid loss and loss adjustment expenses from prior accident years ($1.7 million prior year to date). The development reported for the three and six months ended June 30, 2012 was primarily related to the Company's allocation of its provision for unallocated loss adjustment expenses between the current and prior accident years.
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
Cash Flows
During the six months ended June 30, 2012, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $30.9 million. This use of cash can be explained primarily by the net loss of $20.2 million; the increase of $4.7 million in premiums and service fee receivable; and the decrease of $20.6 million in the provision for loss and loss adjustment expenses; offset by the $2.2 million equity in net loss of investees, which is a non-cash item; the $6.7 million loss on change in fair value of debt, which is a non-cash item; the $2.5 million increase in unearned premiums; and a $2.2 million increase in accrued expenses and other liabilities.
During the six months ended June 30, 2012, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $8.4 million. This source of cash was driven by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the six months ended June 30, 2012, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $0.1 million.

KINGSWAY FINANCIAL SERVICES INC.

In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the six months ended June 30, 2012 was $22.4 million.
The Company's insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investments in investees, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2012, the insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. In the event that funds available to the Company are inadequate to service its obligations, the Company would need to raise capital, sell assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and satisfy regulatory capital requirements.
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
Throughout 2012 and 2011, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of June 30, 2012, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 41.0% and 24.8%, respectively. These ratios have been calculated based on the unaudited consolidated financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. These buy-backs have resulted in improved debt ratios as well as decreased debt servicing cost. During the three and six months ended June 30, 2012, the Company did not buy back any of its outstanding debt. During the second quarter of 2011, Kingsway 2007 General Partnership purchased for $10.6 million and subsequently cancelled $11.2 million par value of its senior unsecured debentures with a carrying value of $11.2 million, recording a gain of $0.6 million ($0.6 million prior year to date).
Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. Insurers not meeting the RBC requirements are subject to varying levels of regulatory action, including discontinuation of operations. As of June 30, 2012, surplus as regards policyholders of all our insurance subsidiaries is estimated to exceed the minimum required RBC levels.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of June 30, 2012, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 13, 2012	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	August 13, 2012	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

