Form 10-Q
period 2012-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2012-11-09
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 9, 2012 was 13,148,971.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $88,054 and $91,344, respectively)	$90,168	$93,651
Equity investments, at fair value (cost of $2,303 and $2,689, respectively)	2,350	2,960
Limited liability investments	2,413	97
Other investments, at cost which approximates fair value	—	488
Short-term investments, at cost which approximates fair value	335	20,334
Total investments	95,266	117,530
Investment in investee	47,173	48,592
Cash and cash equivalents	60,871	85,486
Accrued investment income	2,999	1,999
Premiums receivable, net of allowance for doubtful accounts of 3,665 and 3,653, respectively	33,922	28,732
Service fee receivable	15,683	12,947
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,579	6,322
Reinsurance recoverable	10,472	697
Prepaid reinsurance premiums	7,891	2,024
Deferred policy acquisition costs, net	8,039	8,116
Income taxes recoverable	—	8,134
Property and equipment, net of accumulated depreciation of $19,331 and $27,736	3,323	13,040
Goodwill	510	510
Intangible assets	39,121	39,121
Other assets	1,923	831
Asset held for sale	8,737	—
TOTAL ASSETS	$341,509	$374,081
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses	$104,953	$120,258
Unearned premiums	44,070	39,423
Reinsurance payable	9,107	1,913
LROC preferred units	13,987	8,845
Senior unsecured debentures	22,921	28,337
Subordinated debt	24,942	16,432
Deferred income tax liability	2,772	2,653
Notes payable	—	2,418
Deferred revenue	14,031	11,128
Accrued expenses and other liabilities	27,432	26,269
TOTAL LIABILITIES	$264,215	$257,676
EQUITY
Common stock, no par value; unlimited number authorized; 13,148,971 and 13,086,471 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$296,621	$296,489
Additional paid-in capital	15,631	15,403
Accumulated deficit	(248,369)	(201,208)
Accumulated other comprehensive income	13,752	12,749
Shareholders' equity attributable to common shareholders	77,635	123,433
Noncontrolling interests in consolidated subsidiaries	(341)	(7,028)
TOTAL EQUITY	77,294	116,405
TOTAL LIABILITIES AND EQUITY	$341,509	$374,081
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$26,501	$36,614	$86,753	$124,825
Service fee and commission income	7,648	7,687	25,315	24,465
Net investment income	782	999	2,414	3,228
Net realized gains	1,109	104	1,359	102
Other-than-temporary impairment loss	—	—	(488)	—
(Loss) gain on change in fair value of debt	(3,177)	17,189	(9,926)	25,821
Other income	1,940	5,587	5,767	8,809
Total revenues	34,803	68,180	111,194	187,250
Expenses:
Loss and loss adjustment expenses	33,348	34,304	78,739	112,895
Commissions and premiums taxes	2,458	5,421	11,624	19,707
General and administrative expenses	16,819	17,986	52,774	62,367
Restructuring expense	1,972	—	1,972	—
Interest expense	1,887	1,874	5,652	5,610
Amortization of other intangible assets	—	18	—	54
Total expenses	56,484	59,603	150,761	200,633
(Loss) income before gain on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(21,681)	8,577	(39,567)	(13,383)
Gain on buy-back of debt	500	3	500	556
Equity in net income (loss) of investee	93	145	(2,085)	(384)
(Loss) income from continuing operations before income tax (benefit) expense	(21,088)	8,725	(41,152)	(13,211)
Income tax (benefit) expense	(1,054)	2,433	(879)	2,292
(Loss) income from continuing operations	(20,034)	6,292	(40,273)	(15,503)
Loss on disposal of discontinued operations, net of taxes	—	—	—	(1,293)
Net (loss) income	(20,034)	6,292	(40,273)	(16,796)
Less: net loss attributable to noncontrolling interests in consolidated subsidiaries	(1,165)	(960)	(1,888)	(3,684)
Net (loss) income attributable to common shareholders	$(18,869)	$7,252	$(38,385)	$(13,112)
(Loss) income per share - continuing operations:
Basic:	$(1.52)	$0.48	$(3.07)	$(1.19)
Diluted:	(1.52)	0.48	(3.07)	(1.19)
(Loss) income per share – net (loss) income:
Basic:	$(1.52)	$0.48	$(3.07)	$(1.28)
Diluted:	(1.52)	0.48	(3.07)	(1.28)
Weighted average shares outstanding (in ‘000s):
Basic:	13,149	13,086	13,133	13,071
Diluted:	13,149	13,086	13,133	13,071
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(20,034)	$6,292	$(40,273)	$(16,796)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(1,337)	952	(1,140)	2,115
Reclassification adjustment for losses included in net (loss) income	1,090	44	723	4
Foreign currency translation adjustments	539	(6,698)	566	(1,832)
Equity in other comprehensive income (loss) of investee	310	114	649	(574)
Loss on cash flow hedge	—	—	—	(1,267)
Other comprehensive income (loss)	602	(5,588)	798	(1,554)
Comprehensive (loss) income	(19,432)	704	$(39,475)	$(18,350)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	1,474	(975)	(1,844)	(3,446)
Comprehensive (loss) income attributable to common shareholders	$(20,906)	$1,679	(37,631)	(14,904)
(1) Net of income tax (benefit) expense of $0 for the three and nine months ended September 30, 2012 and September 30, 2011.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities:
Net loss	$(40,273)	$(16,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations and disposal of discontinued operations	—	1,293
Equity in net loss of investee	2,085	384
Depreciation and amortization	1,042	1,725
Stock based compensation expense, net of forfeitures	228	(165)
Net realized gains	(1,359)	(102)
Loss (gain) on change in fair value of debt	9,926	(25,821)
Deferred income taxes	—	3,422
Other than temporary impairment loss	488	—
Amortization of fixed maturities premiums and discounts	2,679	666
Realized gain on buy-back of debt	(500)	(556)
Changes in operating assets and liabilities:
Premiums and service fee receivable	(7,926)	11,221
Reinsurance recoverable	(9,775)	8,097
Deferred policy acquisition costs	77	4,613
Income taxes recoverable	8,134	5,602
Funds held in escrow	—	22,259
Unpaid loss and loss adjustment expenses	(15,305)	(42,508)
Unearned premiums	4,647	(24,099)
Reinsurance payable	7,194	(1,001)
Deferred revenue	2,903	(5,839)
Other, net	(4,955)	(311)
Net cash used in operating activities	(40,690)	(57,916)
Investing activities:
Proceeds from sales and maturities of fixed maturities	64,578	101,497
Proceeds from sales of equity investments	2,459	550
Purchase of fixed maturities	(44,555)	(92,062)
Purchase of equity investments	—	(1,420)
Acquisitions of limited liability investments	(2,403)	—
Net purchases of property and equipment and other intangible assets	(62)	(815)
Net cash provided by investing activities	20,017	7,750
Financing activities:
Common stock issued	132	350
(Payments) proceeds from issuance of notes payable	(2,418)	2,418
Redemption of senior unsecured debentures	(1,656)	(10,707)
Net cash used in financing activities	(3,942)	(7,939)
Net decrease in cash and cash equivalents	(24,615)	(58,105)
Cash and cash equivalents at beginning of period	85,486	140,567
Cash and cash equivalents at end of period	$60,871	$82,462
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred tax assets, valuation of other intangible assets, deferred policy acquisition costs, and fair value assumptions for debt obligations.
The fair values of the Company's investments in fixed maturities and equity investments, LROC preferred units, senior unsecured debentures and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value disclosure of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balances. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

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
NOTE 5 DISCONTINUED OPERATIONS, DISPOSITION AND REACQUISITION

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

Summarized financial information for discontinued operations is shown below.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Disposals:
Loss on disposal before income taxes	$—	$—	$—	$(1,670)
Income tax benefit	—	—	—	(377)
Loss on disposal of discontinued operations, net of taxes	$—	$—	$—	$(1,293)
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
As a result of the disposal of American Country, American Service and Southern United, the Company recognized an after-tax gain of zero for the three months ended September 30, 2011 ($0.6 million prior year to date).
Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to a C$20.0 million decrease in the purchase price relating to specific future adverse development in Jevco's provision for unpaid loss and loss adjustment expenses at the end of 2012. On March 31, 2011, the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of zero for the three months ended September 30, 2011 ($1.9 million prior year to date).

(b)	Disposition
Hamilton Risk Management Company:
On March 30, 2011, the Company's subsidiary, Kingsway America Inc. ("KAI"), sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company ("Amigo"), to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. A third-party and members of the Hamilton management team held Class A partnership interests in Acadia representing a 60% economic interest. KAI acted as the general partner of Acadia. As general partner, KAI controlled the policies and financial affairs of Hamilton; therefore, Kingsway continued to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton.
As a result of this transaction, as of December 31, 2011, Hamilton had notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bore interest at 2% annually. On August 14, 2012, Hamilton repaid the note payable from the third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million. On August 31, 2012, Hamilton repaid the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

notes payable from the members of the Hamilton management team with a carrying value of $0.2 million for $0.2 million, recording a gain of zero.

(c)	Reacquisition
Hamilton Risk Management Company:
On August 14, 2012 and August 31, 2012, respectively, Hamilton repurchased the Class A partnership interests held by the third-party and members of the Hamilton management team, respectively. The Company recorded no gain or loss related to the repurchase of the Class A partnership interests. As a result of these transactions, Acadia was dissolved, liquidated, and wound down, with all assets being distributed to its sole member KAI, thereby resulting in Hamilton becoming a fully owned subsidiary of KAI.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2012 and December 31, 2011 are summarized in the tables shown below:

(in thousands)	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,004	$1,075	$—	$29,079
Canadian government	3,867	—	6	3,861
States municipalities and political subdivisions	7,166	194	—	7,360
Mortgage-backed	5,259	232	—	5,491
Asset-backed securities and collateralized mortgage obligations	1,329	11	—	1,340
Corporate	42,429	639	31	43,037
Total fixed maturities	$88,054	$2,151	$37	$90,168
Equity investments	2,303	65	18	2,350
Total fixed maturities and equity investments	$90,357	$2,216	$55	$92,518

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

(in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$45,316	$1,498	$—	$46,814
Canadian government	3,788	57	55	3,790
States municipalities and political subdivisions	8,195	269	—	8,464
Mortgage-backed	5,958	222	3	6,177
Asset-backed securities and collateralized mortgage obligations	6,414	40	6	6,448
Corporate	21,673	397	112	21,958
Total fixed maturities	$91,344	$2,483	$176	$93,651
Equity investments	2,689	287	16	2,960
Total fixed maturities and equity investments	$94,033	$2,770	$192	$96,611

The table below summarizes the Company's fixed maturities at September 30, 2012, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,937	$18,984
Due after one year through five years	60,112	61,540
Due after five years through ten years	3,897	4,322
Due after ten years	5,108	5,322
Total	$88,054	$90,168

Gross realized gains and losses on fixed maturities and equity investments for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross gains	1,109	110	1,433	114
Gross losses	—	(6)	(74)	(12)
Total	$1,109	$104	1,359	102

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2012 and December 31, 2011. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
Canadian government	3,861	6	—	—	3,861	6
Asset-backed securities and collateralized mortgage obligations	245	—	—	—	245	—
Corporate	6,341	17	1,991	14	8,332	31
Total fixed maturities	$10,447	$23	$1,991	$14	$12,438	$37
Equity investments	6	1	20	17	26	18
Total	$10,453	$24	$2,011	$31	$12,464	$55

(in thousands)					December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,500	$—	$—	$—	$7,500	$—
Canadian government	1,105	55	—	—	1,105	55
Mortgage-backed	1,026	3	—	—	1,026	3
Asset-backed securities and collateralized mortgage obligations	2,252	6	—	—	2,252	6
Corporate	178	10	1,893	102	2,071	112
Total fixed maturities	$12,061	$74	$1,893	$102	$13,954	$176
Equity investments	224	16	—	—	224	16
Total	$12,285	$90	$1,893	$102	$14,178	$192
Fixed maturities and equity investments contain approximately 13 and 12 individual investments that were in unrealized loss positions as of September 30, 2012 and December 31, 2011, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

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
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to other investments for the three months ended September 30, 2012 and September 30, 2011 (write-down for other-than-temporary impairment related to other investments of $0.5 million and zero for the nine months ended September 30, 2012 and September 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the three and nine months ended September 30, 2012 and September 30, 2011. There were no other-than-temporary losses recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2012 and September 30, 2011.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. Limited liability investments are investments in which the Company's interests are not deemed minor and are accounted for under the equity method of accounting. As of September 30, 2012 and December 31, 2011, the carrying value of limited liability investments totaled $2.4 million and $0.1 million, respectively.
Net investment income for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Investment income
Interest from fixed maturities	$529	$699	$1,647	$2,418
Interest from other	121	107	350	360
Dividends	239	240	743	704
Gross investment income	$889	$1,046	$2,740	$3,482
Investment expenses	(107)	(47)	(326)	(254)
Net investment income	$782	$999	$2,414	$3,228
As at September 30, 2012, fixed maturities and short-term investments with an estimated fair value of $14.9 million were on deposit with state and provincial regulatory authorities. Also, from time to time, securities are pledged to third parties to collateralize liabilities incurred under certain reinsurance arrangements. At September 30, 2012, the amount of such pledged securities was $26.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the preferred and restricted voting common stock of Atlas and is accounted for under the equity method. The Company's investment in Atlas is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate voting and equity percentages at September 30, 2012 and December 31, 2011 were as follows:

(in thousands, except for percentages)
	September 30, 2012				December 31, 2011
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	30.0%	74.9%	$38,339	$47,173	30.0%	75.1%	$44,340	$48,592

The fair values of the Company's investment in Atlas at September 30, 2012 and December 31, 2011 in the table above are calculated based on the published closing prices of Atlas at June 30, 2012 and September 30, 2011, respectively, to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in Atlas based on the published closing price of Atlas at September 30, 2012 is $42.6 million.
Equity in net income of investee was $0.1 million and $0.1 million for the three months ended September 30, 2012 and September 30, 2011, respectively (loss of $2.1 million and $0.4 million, respectively, year to date). The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.3 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, for the Company's pro rata share of its investee's accumulated other comprehensive income.
Summarized financial information for Atlas is presented below, to be consistent with the three-month lag in reporting, for the six months ended June 30, 2012 and three months ended December 31, 2011:

(in thousands)	Six months ended June 30, 2012	Three months ended December 31, 2011
Total revenue	17,612	11,216
Net income (loss)	265	(3,025)

On September 28, 2012, the Company entered into an agreement with a third-party to sell 1,621,621 shares of Atlas common stock for C$1.88 per share. The trade is subject to regulatory approvals and is expected to settle during the fourth quarter of 2012. On October 4, 2012, the Company entered into an agreement with a third-party to sell 520,833 shares of Atlas common stock for $1.92 per share. The trade settled and the Company received the proceeds of $1.0 million during the fourth quarter of 2012.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire a new or renewal insurance contract, net of ceding commission income. Policy acquisition costs are deferred and expensed as the related premiums are earned.
As described in Note 4, "Recently Issued Accounting Standards," the Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. The new standard affects the timing of recognition of policy acquisition costs. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. In periods of growth, the standard will result in an acceleration of expense recognition. In periods of contraction, the opposite will occur. The application of the new standard resulted in capitalized acquisition costs of $5.8 million for the three months ended September 30, 2012 ($16.4 million year to date) compared with $6.7 million of acquisition costs that would have been capitalized for the three months ended September 30, 2012 ($19.3 million year to date) if the Company had not adopted the new standard. As a result, the Company recorded $0.9 million more in expense for the three months ended September 30, 2012 ($2.9 million year to date) than it would have had it not adopted the new standard.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

The components of deferred policy acquisition costs and the related amortization expense for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance, net	7,634	10,389	8,116	13,952
Additions	5,804	5,865	16,422	20,041
Amortization	(5,399)	(6,915)	(16,499)	(24,654)
Balance at September 30, net	8,039	9,339	8,039	9,339
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)	September 30, 2012	December 31, 2011
Intangible assets not subject to amortization
Insurance licenses	$7,803	$7,803
Renewal rights	31,318	31,318
Intangible assets	$39,121	$39,121

NOTE 10 ASSET HELD FOR SALE
As of September 30, 2012, property consisting of building and land located in Miami, Florida with a carrying value of $8.7 million was classified as held for sale. The carrying value of the property was less than the appraised value net of estimated selling costs at the time the property was deemed held for sale.

NOTE 11 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2012 and September 30, 2011 were as follows:

(in thousands)	September 30, 2012	September 30, 2011
Balance at beginning of period, gross	$120,258	$174,708
Less reinsurance recoverable on unpaid loss and loss adjustment expenses	298	7,974
Balance at beginning of period, net	119,960	166,734
Incurred related to:
Current year	67,510	109,336
Prior years	11,229	3,559
Paid related to:
Current year	(36,751)	(59,795)
Prior years	(60,530)	(87,634)
Balance at end of period, net	101,418	132,200
Plus reinsurance recoverable on unpaid loss and loss adjustment expenses	3,535	—
Balance at end of period, gross	$104,953	$132,200
NOTE 12 DEBT
Debt consists of the following instruments:

(in thousands)	September 30, 2012		December 31, 2011
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$—	$—	$1,657	$1,641
7.5% Senior notes due 2014	26,966	22,921	26,966	26,696
LROC preferred units due 2015	19,993	13,987	19,329	8,845
Subordinated debt	90,500	24,942	90,500	16,432
Total	$137,459	$61,850	$138,452	$53,614

During the third quarter of 2012, the Company repaid the $1.7 million principal balance of the 6% Senior unsecured debentures, which matured on July 11, 2012.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At September 30, 2012, deferred interest payable of $7.1 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.
No debt repurchases were made during the quarter and year ended September 30, 2012. During the third quarter of 2011, Kingsway 2007 General Partnership purchased for $0.2 million ($10.8 million prior year to date) and subsequently cancelled $0.2 million ($11.4 million prior year to date) par value of its senior unsecured debentures with a carrying value of $0.2 million ($11.4 million prior year to date), recording a gain of $0.0 million ($0.6 million prior year to date).
NOTE 13 INCOME TAXES
Income tax benefit for the three and nine months ended September 30, 2012 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax benefit primarily due to a valuation allowance being applied to the Company's operating losses and a tax benefit being recorded for a 2011 tax return to provision adjustment. Income tax expense for the three and nine months ended September 30, 2011 varies from the amount that would result by applying the applicable United States income tax rate of 34% to (loss) income from continuing operations before income tax expense primarily due to a valuation allowance being applied to the Company's operating losses.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2012 and December 31, 2011. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2012 and December 31, 2011 net deferred tax asset. The Company carries a deferred tax liability of $2.8 million and $2.7 million at September 30, 2012 and December 31, 2011, respectively, all of which relates to indefinite life intangible assets.
As of September 30, 2012, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax (benefit) expense.
Income taxes recoverable of $8.1 million at December 31, 2011 primarily related to tax receivables of the Company's Canadian operations. These tax receivables were all collected during the nine month period ended September 30, 2012.
NOTE 14 NET (LOSS) INCOME PER SHARE
Net (loss) income per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011 and because the exercise price of the options was greater than the average market price of the common stock for the nine months ended September 30, 2011, all stock options outstanding were excluded from the calculation of both basic and diluted (loss) income per share since their inclusion would have been anti-dilutive.
On July 3, 2012, the Company announced that the board of directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets and the number of weighted-average shares outstanding included in the (loss) income per share computations, as reported in the consolidated statements of operations, have been restated for all periods presented to reflect the impact of the share consolidation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

NOTE 15 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2012 and September 30, 2011 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2012 and September 30, 2011 inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$13,047	$18,188	$12,749	$14,407
Unrealized (losses) gains on fixed maturities and equity investments arising during the period	(1,191)	906	(888)	1,856
Reclassification adjustment for losses included in net (loss) income	1,090	44	723	4
Foreign currency translation adjustments	496	(6,637)	519	(1,811)
Equity in other comprehensive income (loss) of investee	310	114	649	(574)
Loss on cash flow hedge	—	—	—	(1,267)
Balance at September 30	$13,752	$12,615	$13,752	$12,615
NOTE 16 SEGMENTED INFORMATION
The Company is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As a result of the Company's intent to streamline its non-standard property and casualty insurance business operations under one management team, KAI Advantage Auto, Inc. ("Advantage Auto"), formerly included in Insurance Services, is now part of Insurance Underwriting. All segmented information has been restated for all periods presented to include Advantage Auto in Insurance Underwriting.
Insurance Underwriting Segment
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Amigo, Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). Insurance Underwriting primarily provides non-standard automobile insurance to individuals and actively conducts business in 17 states.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS") and Northeast Alliance Insurance Agency, LLC ("NEA") (collectively, "Insurance Services").
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

Segment revenues for the three and nine months ended September 30, 2012 and 2011 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Insurance Underwriting:
Net premiums earned	$26,501	$36,614	$86,753	$124,825
Other income	1,856	2,116	5,340	7,383
Total Insurance Underwriting	28,357	38,730	92,093	132,208
Insurance Services:
Service fee and commission income	7,648	7,687	25,315	24,465
Total Insurance Services	7,648	7,687	25,315	24,465
Total segment revenues	36,005	46,417	117,408	156,673
Net investment income	782	999	2,414	3,228
Net realized gains	1,109	104	1,359	102
Other-than-temporary impairment loss	—	—	(488)	—
(Loss) gain on change in fair value of debt	(3,177)	17,189	(9,926)	25,821
Other income not allocated to segments	84	3,471	427	1,426
Total revenues	$34,803	$68,180	$111,194	$187,250
The operating (loss) income of each segment is before income taxes and includes revenues and direct segment costs. Segment net (loss) income for the three and nine months ended September 30, 2012 and 2011 were:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment operating (loss) income
Insurance Underwriting	$(16,812)	$(8,980)	$(23,803)	$(28,312)
Insurance Services	414	520	2,897	1,901
Total segment operating loss	(16,398)	(8,460)	(20,906)	(26,411)
Net investment income	782	999	2,414	3,228
Net realized gains	1,109	104	1,359	102
Other-than-temporary impairment loss	—	—	(488)	—
(Loss) gain on change in fair value of debt	(3,177)	17,189	(9,926)	25,821
Other income and expenses not allocated to segments, net	(2,110)	637	(6,368)	(10,459)
Interest expense	(1,887)	(1,874)	(5,652)	(5,610)
Amortization of other intangible assets	—	(18)	—	(54)
Gain on buy-back of debt	500	3	500	556
Equity in net income (loss) of investee	93	145	(2,085)	(384)
(Loss) income from continuing operations before income tax (benefit) expense	$(21,088)	$8,725	$(41,152)	$(13,211)
Income tax (benefit) expense	(1,054)	2,433	(879)	2,292
(Loss) income from continuing operations	$(20,034)	$6,292	$(40,273)	$(15,503)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

Net premiums earned by line of business for the three and nine months ended September 30, 2012 and 2011 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Insurance Underwriting:
Private passenger auto liability	$17,211	$25,163	$57,031	$86,111
Auto physical damage	6,914	8,750	21,733	30,595
Total non-standard automobile	24,125	33,913	$78,764	$116,706
Commercial auto liability	2,378	2,701	7,991	8,118
Other	(2)	—	(2)	1
Total net premiums earned	$26,501	$36,614	$86,753	$124,825
NOTE 17 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As part of the restructuring, the Company intends to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the third quarter the Company began taking actions to significantly reduce the amount of commercial lines business written at Amigo and to update Amigo's personal lines product offering. As part of the restructuring, the Company will reduce staffing levels to be consistent with decreased premium volume at its Amigo business. The Company estimates that Insurance Underwriting will incur approximately $2.0 million in cash severance expenses due to reductions-in-force during the nine-month period following the announcement. Additionally during the third quarter of 2012, Insurance Underwriting recorded a liability of $1.3 million related to abandonment of leased space. The amount will be paid in cash over the remaining lease terms ranging from two to five years.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, as of September 30, 2012 is as follows:

	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$—	$—	$—
Restructuring expense	668	1,304	1,972
Cash payments	—	(29)	(29)
Restructuring liability, end of period	668	1,275	1,943

NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 was as follows:

(in thousands)			September 30, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$29,079	$—	$29,079	$—
Canadian government	3,861	—	3,861	—
States municipalities and political subdivisions	7,360	—	7,360	—
Mortgage-backed	5,491	—	5,491	—
Asset-backed securities and collateralized mortgage obligations	1,340	—	1,340	—
Corporate	43,037	—	43,037	—
Total fixed maturities	$90,168	$—	$90,168	$—

Equity securities	2,350	2,350	—	—
Short-term investments	335	—	335	—
Total assets	$92,853	$2,350	$90,503	$—

Liabilities:
LROC preferred units	$13,987	$13,987	$—	$—
Senior unsecured debentures	22,921	—	22,921	—
Subordinated debt	24,942	—	24,942	—
Total liabilities	$61,850	$13,987	$47,863	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

(in thousands)			December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$46,814	$—	$46,814	$—
Canadian government	3,790	—	3,790	—
States municipalities and political subdivisions	8,464	—	8,464	—
Mortgage-backed	6,177	—	6,177	—
Asset-backed securities and collateralized mortgage obligations	6,448	—	6,448	—
Corporate	21,958	—	21,958	—
Total fixed maturities	$93,651	$—	$93,651	$—

Equity securities	2,960	2,960	—	—
Other investments	488	—	488	—
Short-term investments	20,334	—	20,334	—
Total assets	$117,433	$2,960	$114,473	$—

Liabilities:
LROC preferred units	$8,845	$8,845	$—	$—
Senior unsecured debentures	28,337	—	28,337	—
Subordinated debt	16,432	—	16,432	—
Total liabilities	$53,614	$8,845	$44,769	$—

NOTE 19 RELATED PARTY TRANSACTIONS

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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the Florida Office of Insurance Regulation ("OIR") which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently, the Company and United mutually agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
NOTE 20 COMMITMENTS AND CONTINGENCIES
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
(b)    Guarantee:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General").  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the financial statements at September 30, 2012.
(c)    Commitment:
During the second quarter of 2012, the Company entered into a subscription agreement to commit up to $5.0 million of capital to allow for participation in a limited liability investment which invests principally in income-producing real estate. At September 30, 2012, the unfunded commitment was $3.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

NOTE 21 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company (a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of September 30, 2012 and December 31, 2011 and for the periods ended September 30, 2012 and 2011, with a separate column for the Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

		Condensed Consolidating Statement of Operations
		For the nine months ended September 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$86,753	$—	$86,753
Service fee and commission income	—	—	25,315	—	25,315
Net investment income, net realized gains, other-than-temporary impairment loss and other income	937	2,289	5,826	—	9,052
(Loss) gain on change in fair value of debt	—	(2,284)	(7,642)	—	(9,926)
Total revenues	937	5	110,252	—	111,194
Expenses:
Loss and loss adjustment expenses	—	—	78,739	—	78,739
Commissions and premiums taxes	—	—	11,624	—	11,624
General and administrative and restructuring expenses	2,827	3,223	48,696	—	54,746
Interest expense	—	10,710	(5,058)	—	5,652
Total expenses	2,827	13,933	134,001	—	150,761
(Loss) income before gain on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(1,890)	(13,928)	(23,749)	—	(39,567)
Gain on buy-back of debt	—	—	500	—	500
Equity in net income (loss) of investee	—	(2,067)	(18)	—	(2,085)
(Loss) income from continuing operations before income tax (benefit) expense	(1,890)	(15,995)	(23,267)	—	(41,152)
Income tax (benefit) expense	(1,211)	—	332	—	(879)
Equity in undistributed net (loss) income of subsidiaries	(33,888)	(21,479)	—	55,367	—
(Loss) income from continuing operations	(34,567)	(37,474)	(23,599)	55,367	(40,273)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	—
Net (loss) income	$(34,567)	$(37,474)	$(23,599)	$55,367	$(40,273)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

		Condensed Consolidating Statement of Operations
		For the nine months ended September 30, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$124,825	$—	$124,825
Service fee and commission income	—	—	24,465	—	24,465
Net investment income, net realized gains and other income	(3,365)	1,427	14,077	—	12,139
(Loss) gain on change in fair value of debt	—	21,483	4,338	—	25,821
Management fees	—	549	—	(549)	—
Total revenues	(3,365)	23,459	167,705	(549)	187,250
Expenses:
Loss and loss adjustment expenses	—	—	112,895	—	112,895
Commissions and premiums taxes	—	—	19,707	—	19,707
Other expenses	2,751	8,681	51,538	(549)	62,421
Interest expense	—	10,597	(4,987)	—	5,610
Total expenses	2,751	19,278	179,153	(549)	200,633
(Loss) income before gain on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(6,116)	4,181	(11,448)	—	(13,383)
Gain on buy-back of debt	—	—	556	—	556
Equity in net income (loss) of investee	—	(384)	—	—	(384)
(Loss) income from continuing operations before income tax (benefit) expense	(6,116)	3,797	(10,892)	—	(13,211)
Income tax (benefit) expense	(557)	2,472	377	—	2,292
Equity in undistributed net (loss) income of subsidiaries	(13,477)	(14,483)	—	27,960	—
(Loss) income from continuing operations	(19,036)	(13,158)	(11,269)	27,960	(15,503)
(Loss) income on disposal of discontinued operations, net of taxes	(1,927)	634	—	—	(1,293)
Net (loss) income	$(20,963)	$(12,524)	$(11,269)	$27,960	$(16,796)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

			Condensed Consolidating Balance Sheets
				As of September 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$62,155	$189,313	$—	$(251,468)	$—
Total investments	—	—	157,808	(62,542)	95,266
Investment in investee	—	44,039	—	3,134	47,173
Cash and cash equivalents	10,598	1,006	49,267	—	60,871
Goodwill	—	—	510	—	510
Intangible assets	—	7,803	31,318	—	39,121
Other assets	5,277	212,660	454,150	(582,256)	89,831
Asset held for sale	—	—	8,737		8,737
Total assets	78,030	454,821	701,790	(893,132)	341,509
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$104,953	$—	$104,953
Unearned premiums	—	—	44,070	—	44,070
LROC preferred units	—	—	13,987	—	13,987
Senior unsecured debentures	—	37,796	—	(14,875)	22,921
Subordinated debt	—	24,942	—	—	24,942
Notes payable	—	89,145	(89,145)	—	—
Other liabilities	736	16,109	67,942	(31,445)	53,342
Total liabilities	736	167,992	141,807	(46,320)	264,215

Equity:
Common stock	$296,621	$794,842	$538,771	$(1,333,613)	$296,621
Additional paid-in capital	15,631	—	—	—	15,631
Accumulated deficit	(248,369)	(483,718)	18,582	465,136	(248,369)
Accumulated other comprehensive income (loss)	13,752	(24,295)	2,630	21,665	13,752
Shareholders' equity attributable to common shareholders	77,635	286,829	559,983	(846,812)	77,635
Noncontrolling interests in consolidated subsidiaries	(341)	—	—	—	(341)
Total equity	77,294	286,829	559,983	(846,812)	77,294
Total liabilities and equity	$78,030	$454,821	$701,790	$(893,132)	$341,509

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

			Condensed Consolidating Balance Sheets
				As of December 31, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$82,564	$171,412	$—	$(253,976)	$—
Total investments	—	—	162,792	(45,262)	117,530
Investment in investee	—	45,458	—	3,134	48,592
Cash and cash equivalents	22,389	873	62,224	—	85,486
Goodwill	—	—	510	—	510
Intangible assets	—	7,803	31,318	—	39,121
Other assets	12,240	245,037	1,139,561	(1,313,996)	82,842
Total assets	117,193	470,583	1,396,405	(1,610,100)	374,081
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	120,258	—	120,258
Unearned premiums	—	—	39,423	—	39,423
LROC preferred units	—	—	8,845	—	8,845
Senior unsecured debentures	—	44,021	1,641	(17,325)	28,337
Subordinated debt	—	16,432	—	—	16,432
Notes payable	—	90,160	(87,742)	—	2,418
Other liabilities	788	10,325	48,819	(17,969)	41,963
Total liabilities	788	160,938	131,244	(35,294)	257,676
Equity:
Common stock	296,489	774,658	450,354	(1,225,012)	296,489
Additional paid-in capital	15,403	—	—	—	15,403
Accumulated deficit	(201,208)	(463,476)	828,030	(364,554)	(201,208)
Accumulated other comprehensive income (loss)	12,749	(1,537)	(13,223)	14,760	12,749
Shareholders' equity attributable to common shareholders	123,433	309,645	1,265,161	(1,574,806)	123,433
Noncontrolling interests in consolidated subsidiaries	(7,028)	—	—	—	(7,028)
Total equity	116,405	309,645	1,265,161	(1,574,806)	116,405
Total liabilities and equity	$117,193	$470,583	$1,396,405	$(1,610,100)	$374,081

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

		Condensed Consolidating Statement of Cash Flows
		For the nine months ended September 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(34,567)	$(37,474)	$(23,599)	$55,367	$(40,273)
Equity in undistributed earnings in subsidiaries	33,888	21,479	—	(55,367)	—
Loss (gain) on change in fair value of debt	—	2,284	7,642	—	9,926
Other	(11,244)	654	(19,937)	20,184	(10,343)
Net cash (used in) provided by operating activities	(11,923)	(13,057)	(35,894)	20,184	(40,690)
Investing activities:
Proceeds from sales and maturities of fixed maturities and equity investments	—	—	67,037	—	67,037
Purchase of investments	—	—	(44,555)	—	(44,555)
Acquisitions of limited liability investments	—	—	(2,403)	—	(2,403)
Other	—	(6,994)	6,932	—	(62)
Net cash (used in) provided by investing activities	—	(6,994)	27,011	—	20,017
Financing activities:
Common stock issued	132	20,184	—	(20,184)	132
Repayment of notes payable	—	—	(2,418)	—	(2,418)
Redemption of senior unsecured debentures	—	—	(1,656)	—	(1,656)
Net cash used in financing activities	132	20,184	(4,074)	(20,184)	(3,942)
Net (decrease) increase in cash and cash equivalents	(11,791)	133	(12,957)	—	(24,615)
Cash and cash equivalents at beginning of period	22,389	873	62,224	—	85,486
Cash and cash equivalents at end of period	$10,598	$1,006	$49,267	$—	$60,871

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2012

		Condensed Consolidating Statement of Cash Flows
		For the nine months ended September 30, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(20,963)	$(12,524)	$(11,269)	$27,960	$(16,796)
Loss (income) from discontinued operations and disposal of discontinued operations	1,927	(634)	—	—	1,293
Equity in undistributed earnings in subsidiaries	13,477	14,483	—	(27,960)	—
Loss (gain) on change in fair value of debt	—	(21,483)	(4,338)	—	(25,821)
Other	(7,045)	1,152	(29,613)	18,914	(16,592)
Net cash (used in) provided by operating activities	(12,604)	(19,006)	(45,220)	18,914	(57,916)
Investing activities:
Proceeds from sales and maturities of fixed maturities and equity investments	—	—	102,047	—	102,047
Purchase of investments	—	—	(93,482)	—	(93,482)
Other	—	(8,473)	7,658	—	(815)
Net cash provided by (used in) investing activities	—	(8,473)	16,223	—	7,750
Financing activities:
Common stock issued	350	29,415	—	(29,415)	350
Proceeds from issuance of notes payable	—	—	2,418	—	2,418
Redemption of senior unsecured debentures	—	(10,501)	(10,707)	10,501	(10,707)
Net cash used in financing activities	350	18,914	(8,289)	(18,914)	(7,939)
Net decrease in cash and cash equivalents	(12,254)	(8,565)	(37,286)	—	(58,105)
Cash and cash equivalents at beginning of period	30,169	9,388	101,010	—	140,567
Cash and cash equivalents at end of period	$17,915	$823	$63,724	$—	$82,462

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"). In addition to the general factors listed in the 2011 Annual Report, the potential impact of certain guarantees made by the Company in favor of third parties, our potential inability to complete current or future acquisitions successfully, our inability to successfully implement our restructuring activities, and our inability to adequately estimate and provide for an appropriate level of reserving at our insurance company subsidiaries could cause actual results and financial condition to differ materially from estimated results and financial condition. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Kingsway is a holding company and is engaged, through its subsidiaries, in the non-standard property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As a result of the Company's intent to streamline its non-standard property and casualty insurance business operations under one management team, KAI Advantage Auto, Inc. ("Advantage Auto"), formerly included in Insurance Services, is now part of Insurance Underwriting. All segmented information has been restated for all periods presented to include Advantage Auto in Insurance Underwriting.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 17 states. For the three months ended September 30, 2012, production in the following states represented 85.6% of the Company's gross premiums written: Florida (41.3%), Illinois (15.5%), Texas (11.7%), California (7.6%), Nevada (4.9%) and Colorado (4.6%). For the nine months ended September 30, 2012, production in the following states represented 86.4% of the Company's gross premiums written: Florida (44.0%), Illinois (17.1%), Texas (10.1%), California (6.1%), Nevada (4.9%) and Colorado (4.2%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended September 30, 2012, non-standard automobile insurance accounted for 92.4% (88.9% year to date) of the Company's gross premiums written.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS") and Northeast Alliance Insurance Agency, LLC ("NEA"). Throughout Management's Discussion and Analysis, the term "Insurance Services" is used to refer to this segment.
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.

KINGSWAY FINANCIAL SERVICES INC.

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net (loss) income, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating loss (income), gross premiums written, net premiums written, and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating Loss (Income)
Operating loss (income) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 16, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income from continuing operations before income tax (benefit) expense which, in addition to operating loss (income), includes net investment income, net realized gains on investments, other-than-temporary impairment loss, (loss) gain on change in fair value of debt, other income, general and administrative expenses, interest expense, amortization of other intangible assets, gain on buy-back of debt, and equity in net income (loss) of investee.
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
Critical Accounting Estimates and Assumptions
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred tax assets, valuation of other intangible assets, deferred policy acquisition costs, and fair value assumptions for debt obligations.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net (loss) income for the three and nine months ended September 30, 2012 and 2011 is presented in Table 1 below:
Table 1 Segment Net (Loss) Income
For the three and nine months ended September 30 (in millions of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Segment operating (loss) income
Insurance Underwriting	(16.8)	(9.0)	(7.8)	(23.8)	(28.3)	4.5
Insurance Services	0.4	0.5	(0.1)	2.9	1.9	1.0
Total segment operating loss	(16.4)	(8.5)	(7.9)	(20.9)	(26.4)	5.5
Net investment income	0.8	1.0	(0.2)	2.4	3.2	(0.8)
Net realized gains	1.1	0.1	1.0	1.4	0.1	1.3
Other-than-temporary impairment loss	—	—	—	(0.5)	—	(0.5)
(Loss) gain on change in fair value of debt	(3.2)	17.2	(20.4)	(9.9)	25.8	(35.7)
Other income and expenses not allocated to segments, net	(2.1)	0.7	(2.8)	(6.4)	(10.5)	4.1
Interest expense	(1.9)	(1.9)	—	(5.7)	(5.6)	(0.1)
Gain on buy-back of debt	0.5	—	0.5	0.5	0.6	(0.1)
Equity in net income (loss) of investee	0.1	0.1	—	(2.1)	(0.4)	(1.7)
(Loss) income from continuing operations before income tax (benefit) expense	(21.1)	8.7	(29.8)	(41.2)	(13.2)	(28.0)
Income tax (benefit) expense	(1.1)	2.4	(3.5)	(0.9)	2.3	(3.2)
(Loss) income from continuing operations	(20.0)	6.3	(26.3)	(40.3)	(15.5)	(24.8)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	(1.3)	1.3
Net (loss) income	(20.0)	6.3	(26.3)	(40.3)	(16.8)	(23.5)
(Loss) Income from Continuing Operations, Net (Loss) Income and Diluted (Loss) Income Per Share
In the third quarter of 2012, we incurred a loss from continuing operations of $20.0 million ($1.52 per diluted share) compared to income of $6.3 million (income of $0.48 per diluted share) in the third quarter of 2011. For the nine months ended September 30, 2012, we incurred a loss from continuing operations of $40.3 million ($3.07 per diluted share) compared to $15.5 million ($1.19 per diluted share) for the same period in 2011. The loss from continuing operations for the three and nine months ended September 30, 2012 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense and loss on the change in fair value of debt. The income from continuing operations for the three months ended September 30, 2011 is due to gain on the change in fair value of debt, offset by Insurance Underwriting operating losses, corporate general expenses and interest expense. The loss from continuing operations for the nine months ended September 30, 2011 is due to operating losses in Insurance Underwriting, corporate general expenses and interest expense, offset by gain on the change in fair value of debt.
In the third quarter of 2012, we incurred a net loss of $20.0 million ($40.3 million year to date) compared to income of $6.3 million in the third quarter of 2011 (loss of $16.8 million prior year to date). The diluted loss per share was $1.52 for the third quarter of 2012 ($3.07 year to date) compared to a diluted income per share of $0.48 for the third quarter of 2011 (loss of $1.28 prior year to date).

KINGSWAY FINANCIAL SERVICES INC.

Insurance Underwriting
For the three months ended September 30, 2012, Insurance Underwriting gross premiums written were $36.9 million compared to $33.2 million for the three months ended September 30, 2011, representing a 11.1% increase ($108.3 million year to date compared to $107.6 million prior year to date, representing a 0.7% increase). Net premiums written decreased 22.3% to $24.0 million for the three months ended September 30, 2012 compared with $30.9 million for the three months ended September 30, 2011 ($85.6 million year to date compared to $100.7 million prior year to date, representing a 15.0% decrease). Net premiums earned decreased 27.6% to $26.5 million for the three months ended September 30, 2012 compared with $36.6 million for the three months ended September 30, 2011 ($86.8 million year to date compared with $124.8 million prior year to date, representing a 30.4% decrease). The decrease in net premiums written and earned is primarily the result of quota share reinsurance agreements entered into by Mendota and Mendakota for the three months ended September 30, 2012 and Amigo for the nine months ended September 30, 2012.

The Insurance Underwriting operating loss increased to $16.8 million for the three months ended September 30, 2012 compared with $9.0 million for the three months ended September 30, 2011. The increase in operating loss for the three months ended September 30, 2012 is primarily attributed to the increase in unpaid loss and loss adjustment expenses, severance expense and lease abandonment expense described more fully below. The Insurance Underwriting operating loss decreased to $23.8 million year to date compared to $28.3 million prior year to date. The decrease is primarily attributed to a decrease in loss and loss adjustment expenses against a smaller volume of net premiums earned.
The Insurance Underwriting loss ratio for the third quarter of 2012 was 125.8% compared to 93.7% for the third quarter of 2011 (90.8% for the nine months ended September 30, 2012 compared with 90.4% for the same period in 2011). The increase in the loss ratio for the three months ended September 30, 2012 is primarily due to the increase in unpaid loss and loss adjustment expenses of $11.4 million as a result of the Insurance Underwriting restructuring announced during the third quarter of 2012. This amount includes $9.4 million primarily to increase prior accident year unpaid loss and loss adjustment expenses on Amigo's commercial automobile and personal injury protection coverages and $2.0 million to increase prior accident year unpaid loss and loss adjustment expenses on Mendota and Mendakota's personal automobile physical damage, uninsured motorist and bodily injury coverages.
The Insurance Underwriting expense ratio was 44.6% in the third quarter of 2012 and 36.6% in the third quarter of 2011 (42.8% for the nine months ended September 30, 2012 compared with 38.2% for the same period in 2011). The increase in the expense ratio for the three months ended September 30, 2012 is primarily due to severance expense of $0.7 million and lease abandonment expense of $1.3 million recorded as a result of the Insurance Underwriting restructuring announced during the third quarter of 2012 and further discussed in Note 17, "Restructuring" to the unaudited consolidated interim financial statements. Further, the deterioration in the expense ratio is a derivative effect of the 27.6% decrease (30.4% year to date) in net premiums earned cited above which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In response to the shrinkage in its volume of business, Insurance Underwriting has been taking steps to reduce its fixed overhead expenses.
The Insurance Underwriting combined ratio was 170.4% in the third quarter 2012 compared with 130.3% in the third quarter of 2011 (133.6% for the nine months ended September 30, 2012 compared with 128.6% for the same period in 2011), reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $1.9 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively ($5.4 million and $7.4 million year to date, respectively); however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income decreased 1.3% to $7.6 million for the three months ended September 30, 2012 compared with $7.7 million for the three months ended September 30, 2011 (an increase to $25.3 million year to date compared with $24.5 million prior year to date). The Insurance Services operating income decreased to $0.4 million for the three months ended September 30, 2012 compared with $0.5 million for the three months ended September 30, 2011 (an increase to $2.9 million year to date compared with $1.9 million prior year to date). The year to date increases are derived from higher revenues and operating income at ARS which are the result of ARS managing higher premium volumes for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

KINGSWAY FINANCIAL SERVICES INC.

Net Investment Income
Net investment income decreased to $0.8 million in the third quarter of 2012 ($2.4 million year to date) compared to $1.0 million in the third quarter of 2011 ($3.2 million prior year to date). The decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company incurred net realized gains in the third quarter of 2012 of $1.1 million ($1.4 million year to date) compared to $0.1 million in the third quarter of 2011 ($0.1 million prior year to date). The net realized gains in 2012 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to other investments for the three months ended September 30, 2012 and September 30, 2011 (write-down for other-than-temporary impairment related to other investments of $0.5 million and zero for the nine months ended September 30, 2012 and September 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the three and nine months ended September 30, 2012 and September 30, 2011.
(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $3.2 million in the third quarter of 2012 compared to a gain of $17.2 million in the third quarter of 2011 (a loss of $9.9 million year to date compared to a gain of $25.8 million prior year to date). The loss for the three and nine months ended September 30, 2012 is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units. The gain for the three months ended September 30, 2011 is primarily due to a decrease in the fair values of the Company's subordinated debt and LROC preferred units, while the gain for the nine months ended September 30, 2011is primarily attributable to a decrease in the fair values of the Company's subordinated debt and LROC preferred units, offset by an increase in the fair values of the Company's senior unsecured debentures.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.1 million in the third quarter of 2012 compared to a net income of $0.7 million in the third quarter of 2011 (net expense of $6.4 million year to date compared to net expense of $10.5 million prior year to date). The increase in net expense for the three months ended September 30, 2012 is primarily due to $3.0 million more of foreign exchange gains recorded in the third quarter of 2011 compared to the third quarter of 2012.
The decrease in net expense for the nine months ended September 30, 2012 is primarily due to $1.1 million more of professional fees, including outside legal and audit fees, recorded in 2011 than in 2012; $0.9 million more of write-off, depreciation, and amortization of computer hardware and software in 2011 than in 2012; $0.6 million more of salaries and benefits expense recorded in 2011 than in 2012 reflective of increased severance expense; and $2.4 million more of general and administrative expenses recorded in 2011 than 2012, offset by $1.0 million more of foreign exchange gains recorded in 2011 than in 2012.
Interest Expense

Interest expense for the third quarter of 2012 was $1.9 million ($5.7 million year to date) compared to $1.9 million in the third quarter of 2011 ($5.6 million prior year to date).
Gain on Buy-Back of Debt

As more fully described in Note 5, "Discontinued Operations, Disposition and Reacquisition" to the unaudited consolidated interim financial statements, during the third quarter of 2012, Hamilton Risk Management Company purchased a note payable from a third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million. During the third quarter of 2011, Kingsway 2007 General Partnership purchased for $0.2 million ($10.8 million prior year to date) and subsequently cancelled $0.2 million ($11.4 million prior year to date) par value of its senior unsecured debentures with a carrying value of $0.2 million ($11.4 million prior year to date), recording a gain of $0.0 million ($0.6 million prior year to date).

KINGSWAY FINANCIAL SERVICES INC.

Equity in Net Income (Loss) of Investee
At September 30, 2012, the Company has a 74.9% common equity interest in Atlas Financial Holdings, Inc., a financial services holding company. For the three months ended September 30, 2012, we recorded income of $0.1 million from this investment (loss of $2.1 million year to date). For the three months ended September 30, 2011, the Company recorded income of $0.1 million from this investment (loss of $0.4 million prior year to date). See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements for further details.
Income Tax (Benefit) Expense

Income tax benefit on continuing operations for the third quarter of 2012 was $1.1 million (tax benefit of $0.9 million year to date) compared to income tax expense of $2.4 million in the third quarter of 2011 (tax expense of $2.3 million prior year to date). The decrease in income tax expense for the three and nine months ended September 30, 2012 is primarily attributable to a tax benefit recorded in 2012 for a 2011 tax return to provision adjustment and a valuation allowance tax expense adjustment recorded in 2011.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2012, we held cash and cash equivalents and investments with a carrying value of $156.2 million. As of September 30, 2012, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	September 30, 2012	% of Total	December 31, 2011	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	29.1	18.7%	46.8	23.1%
Canadian government	3.9	2.5%	3.8	1.9%
States municipalities and political subdivisions	7.4	4.7%	8.5	4.2%
Mortgage-backed	5.5	3.5%	6.2	3.0%
Asset-backed securities and collateralized mortgage obligations	1.3	0.8%	6.4	3.2%
Corporate	43.0	27.6%	22.0	10.8%
Total fixed maturities	90.2	57.8%	93.7	46.2%
Equity investments	2.4	1.5%	3.0	1.5%
Limited liability investments	2.4	1.5%	0.1	—%
Other investments	—	—%	0.5	0.2%
Short-term investments	0.3	0.2%	20.2	10.0%
Total investments	95.3	61.0%	117.5	57.9%
Cash and cash equivalents	60.9	39.0%	85.5	42.1%
Total	156.2	100.0%	203.0	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents at September 30, 2012 and December 31, 2011.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	September 30, 2012	% of Total	December 31, 2011	% of Total
Due in less than one year	19.0	21.1%	43.8	46.7%
Due in one through five years	61.5	68.2%	35.7	38.1%
Due after five through ten years	4.4	4.8%	4.4	4.7%
Due after ten years	5.3	5.9%	9.8	10.5%
Total	90.2	100.0%	93.7	100.0%

At September 30, 2012, 89.3% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other corporate obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from our positions in short-term investments, corporate debt instruments and government bonds.
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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at September 30, 2012 and December 31, 2011, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 89.8% of those investments rated 'A' or better at September 30, 2012. The increase in BBB/Baa rated instruments is due to reinvestment of cash held at December 31, 2011 into fixed maturities, and is not due to rating downgrades. These investment grade fixed maturities purchased during 2012 provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	September 30, 2012	December 31, 2011
AAA/Aaa	46.5%	71.3%
AA/Aa	18.5	14.3
A/A	24.8	13.5
Percentage rated A/A2 or better	89.8%	99.1%
BBB/Baa	10.2	0.9
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to other investments for the three months ended September 30, 2012 and September 30, 2011 (write-down for other-than-temporary impairment related to other investments of $0.5 million and zero for the nine months ended September 30, 2012 and September 30, 2011, respectively). There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the three and nine months ended September 30, 2012 and September 30, 2011.
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
At September 30, 2012, the gross unrealized losses for fixed maturities and equity investments amounted to $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of September 30, 2012 and December 31, 2011, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLC's") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLC's and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance, and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the LLC and LP investments at September 30, 2012 and December 31, 2011.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	September 30, 2012	September 30, 2012	December 31, 2011
Real estate held through LLC	—	1.0	—
Real estate held through LP	3.7	1.3	—
Other	—	0.1	0.1
Total	3.7	2.4	0.1
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported ("IBNR") loss events and the related estimated loss adjustment expenses.
Tables 6 and 7 include a segmentation of the provision for unpaid loss and loss adjustment expenses on gross and net of external reinsurance bases by line of business.
TABLE 6 Provision for unpaid loss and loss adjustment expenses-gross
(in millions of dollars)

Line of Business	September 30, 2012	December 31, 2011
Non-standard automobile	81.5	93.5
Commercial automobile	20.5	22.4
Other	3.0	4.4
Total	105.0	120.3
TABLE 7 Provision for unpaid loss and loss adjustment expenses-net
(in millions of dollars)

Line of Business	September 30, 2012	December 31, 2011
Non-standard automobile	78.8	93.3
Commercial automobile	19.7	22.3
Other	3.0	4.4
Total	101.5	120.0
Non-Standard Automobile
At September 30, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $81.5 million and $93.5 million, respectively. The decrease is due to the reduction in the volume of non-standard automobile premium written and an acceleration of claim payments which more than offset the addition of $9.3 million to unpaid loss and loss adjustment expenses resulting from the Company's third quarter restructuring announcement.
Commercial Automobile
At September 30, 2012 and December 31, 2011, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $20.5 million and $22.4 million, respectively. The decrease is due to the reduction in the volume of commercial automobile premium written and an acceleration of claim payments resulting from UCC's exit from the commercial automobile markets, offset by the addition of $2.1 million to unpaid loss and loss adjustment expenses resulting from the Company's third quarter restructuring announcement.
Information with respect to development of our provision for prior years' unpaid loss and loss adjustment expenses is presented in Table 8.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 8    Increase in prior years' provision for unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Unfavorable change in provision for unpaid loss and loss adjustment expenses for prior accident years:	10.9	1.5	11.2	3.2
For the three months ended September 30, 2012, the Company reported $10.9 million of unfavorable development for unpaid loss and loss adjustment expenses from prior accident years ($11.2 million year to date). For the three months ended September 30, 2011, the Company reported $1.5 million of unfavorable development for unpaid loss and loss adjustment expenses from prior accident years ($3.2 million prior year to date). The development reported for the three and nine months ended September 30, 2012 was primarily related to the increase in unpaid loss and loss adjustment expenses of $11.4 million as a result of the Insurance Underwriting restructuring announced during the third quarter of 2012.
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
Cash Flows
During the nine months ended September 30, 2012, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $40.7 million. This use of cash can be explained primarily by the net loss of $40.3 million.
During the nine months ended September 30, 2012, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $20.0 million. This source of cash was driven by proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the nine months ended September 30, 2012, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $3.9 million. This use of cash is primarily attributed to the repayment of notes payable of $2.4 million as further discussed in Note 5, "Discontinued Operations, Disposition and Reacquisition" to the unaudited consolidated interim financial statements, and the repayment of the $1.7 million principal balance of the 6% Senior unsecured debentures, which matured on July 11, 2012.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the nine months ended September 30, 2012 was $24.6 million.

KINGSWAY FINANCIAL SERVICES INC.

The Company's insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investments in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2012, the insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. In the event that funds available to the Company are inadequate to service its obligations, the Company would need to raise capital, sell assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and satisfy regulatory capital requirements.
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
Throughout 2012 and 2011, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of September 30, 2012, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 47.3% and 25.4%, respectively. These ratios have been calculated based on the unaudited consolidated financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. These buy-backs have resulted in improved debt ratios as well as decreased debt servicing cost. During the three and nine months ended September 30, 2012, the Company did not buy back any of its outstanding debt. During the third quarter of 2011, Kingsway 2007 General Partnership purchased for $0.2 million ($10.8 million prior year to date) and subsequently cancelled $0.2 million ($11.4 million prior year to date) par value of its senior unsecured debentures with a carrying value of $0.2 million ($11.4 million prior year to date), recording a gain of $0.0 million ($0.6 million prior year to date).
Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. At this time, surplus as regards policyholders of all our insurance subsidiaries is expected to exceed the minimum required RBC levels at December 31, 2012.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of September 30, 2012, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, “Commitment and Contingencies,” to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 9, 2012	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2012	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

