Form 10-K
period 2012-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2013-03-22
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2012, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $23,459.677 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 22, 2013 was 13,148,971.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2012.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2012 Annual Report on Form 10-K (the "2012 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•
its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, return on equity, and expected current returns and combined ratios);

•	changes in facts and circumstances affecting assumptions used in determining the provision for unpaid loss and loss adjustment expenses;

•	the number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of the provision for unpaid loss and loss adjustment expenses;

•	the impact of emerging claims issues as well as other insurance and non-insurance litigation;

•	orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	changes in industry trends and significant industry developments;

•	uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	the impact of certain guarantees made by the Company;

•	the ability to complete current or future acquisitions successfully;

•	the ability to successfully implement our restructuring activities; and

•	strategic initiatives.
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2012 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2012 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

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
Kingsway is a holding company and is primarily engaged, through its subsidiaries, in the property and casualty insurance business and conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services. Insurance Underwriting and Insurance Services conduct their business and distribute their products in the United States and Puerto Rico. Certain of the business descriptions below, particularly "Investments," "Reinsurance" and "Regulatory Environment," are principally or exclusively related to Insurance Underwriting. The "Debt" description below is unrelated to either segment.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2012 and 2011 is contained in the following sections of this 2012 Annual Report: (i) Note 24, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
SHARE CONSOLIDATION
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets and the number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, have been restated for all periods presented to reflect the impact of the share consolidation.

CHANGE OF REPORTING STATUS
Effective July 1, 2011, the Company ceased to be a "foreign private issuer," as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company was required to prepare and file its Annual Report on Form 10-K effective for the fiscal year ended December 31, 2011. Our Annual Reports were previously filed on Form 40-F.
The accompanying information in the 2012 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. Effective January 1, 2011, the Company's functional currency is the U.S. dollar since, with the sale of its Canadian insurance subsidiaries, the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign exchange differences arising from the translations as described above are included in shareholders' equity under the caption accumulated other comprehensive income.

KINGSWAY FINANCIAL SERVICES INC.

All of the dollar amounts in this 2012 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
ACQUISITION, DISCONTINUED OPERATIONS, DISPOSITION AND REACQUISITION
Acquisition
Effective November 16, 2012, the Company acquired certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. in a highly structured transaction for total consideration consisting of approximately $4.9 million in cash, future contingent payments and common equity in a newly formed entity. Intercontinental Warranty Services is a provider of after-market vehicle protection services distributed by credit unions throughout the United States and Puerto Rico to their members. The acquisition allows the Company to benefit from the institutional knowledge of the credit unions' vehicle loan programs and expand into the vehicle protection service business. Further information is contained in Note 4, "Acquisition," to the Consolidated Financial Statements.

Discontinued Operations
During 2010, the Company disposed of Jevco Insurance Company ("Jevco"), American Country Insurance Company ("American Country"), and American Service Insurance Company, Inc. ("American Service").
Each of the operations above is considered to be discontinued operations and is recorded as such in the consolidated statements of operations. In this 2012 Annual Report, unless otherwise disclosed, only continuing operating activities of Kingsway are discussed. Further information about Kingsway's discontinued operations is contained in Note 5, "Discontinued Operations, Disposition and Reacquisition," to the Consolidated Financial Statements.
Disposition
On March 30, 2011, the Company's subsidiary, Kingsway America Inc. ("KAI"), sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company ("Hamilton") and its subsidiaries, including Kingsway Amigo Insurance Company ("Amigo"), to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. ("Acadia"), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016 and a Class B partnership interest in Acadia representing a 40% economic interest.
A third-party and members of the Hamilton management team held Class A partnership interests in Acadia representing a 60% economic interest. KAI acted as the general partner of Acadia. As general partner, KAI controlled the policies and financial affairs of Hamilton; therefore, Kingsway continued to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton. Further information about Kingsway's disposition is contained in Note 5, "Discontinued Operations, Disposition and Reacquisition," to the Consolidated Financial Statements.
On August 14, 2012 and August 31, 2012, Hamilton repurchased the Class A partnership interests held by the third-party and members of the Hamilton management team, respectively. The Company recorded no gain or loss related to the repurchase of the Class A partnership interests. During the third quarter of 2012, KAI contributed the $10.0 million promissory note due March 30, 2014 and the $5.0 million junior promissory note due March 30, 2016 to HRM, thereby extinguishing the notes. As a result of these transactions, Acadia was dissolved, liquidated and wound down, with all assets being distributed to its sole member, KAI, thereby resulting in Hamilton becoming a wholly owned subsidiary of KAI.
INSURANCE UNDERWRITING SEGMENT
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Universal Casualty Company ("UCC"), Maison Insurance Company ("Maison"), Amigo, KAI Advantage Auto, Inc., Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting").
In November 2012, the Company formed Maison, a Louisiana domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents.
The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile and homeowners insurance to individuals and commercial automobile insurance to businesses and actively

KINGSWAY FINANCIAL SERVICES INC.

conducts business in 18 states. In 2012, the following states accounted for 84.6% of the Company's gross premiums written: Florida (40.7%), Illinois (16.5%), Texas (10.6%), California (6.9%), Nevada (5.0%) and Colorado (4.9%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2012, non-standard automobile accounted for 88.8% of the Company's gross premiums written.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval.
Insurance Underwriting Products
Insurance Underwriting primarily markets automobile insurance products which provide coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage for claims against the Company's insureds legally responsible for automobile accidents which have injured third-parties or caused property damage to third-parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage policies cover damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft.
Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2012 and 2011.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in millions of dollars, except for percentages)

	2012		2011
Private passenger auto liability	92.1	63.1%	87.5	63.2%
Auto physical damage	37.5	25.7%	32.1	23.2%
Total non-standard automobile	129.6	88.8%	119.6	86.4%
Commercial auto liability	6.0	4.1%	10.7	7.7%
Allied lines	7.8	5.3%	8.1	5.9%
Homeowners	2.5	1.8%	—	—%
Total gross premiums written	145.9	100.0%	138.4	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in millions of dollars, except for percentages)

	2012		2011
Florida	59.4	40.7%	64.4	46.5%
Illinois	24.1	16.5%	16.1	11.6%
Texas	15.5	10.6%	12.1	8.7%
California	10.0	6.9%	9.9	7.2%
Nevada	7.3	5.0%	8.8	6.4%
Colorado	7.2	4.9%	7.6	5.5%
Other	22.4	15.4%	19.5	14.1%
Total gross premiums written	145.9	100.0%	138.4	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Non-Standard Automobile
Non-standard automobile insurance is principally provided to individuals who do not qualify for standard automobile insurance coverage because of their payment history, driving record, place of residence, age, vehicle type or other factors. Such drivers typically represent higher than normal risks and pay higher insurance rates for comparable coverage.
Non-standard automobile insurance loss experience is generally driven by higher frequency and lower severity than the standard automobile market. The higher frequency, however, is mitigated to some extent by higher premium rates; the tendency of high-risk individuals to own low-value automobiles; and generally lower limits of insurance coverage as insureds tend to purchase coverage at the minimum prescribed limits. In the United States, non-standard automobile insurance policies generally have lower limits of insurance commensurate with the minimum coverage requirement under the statute of the state in which we write the business. These limits of liability are typically not greater than $50,000 per occurrence.
The insuring of non-standard drivers is often transitory. When their driving records improve, insureds may qualify to obtain insurance in the standard market at lower premium rates. We often cancel policies for non-payment of premium and, following a period of lapse in coverage, insureds frequently return to purchase a new policy at a later date. As a result, our non-standard automobile insurance policies experience a retention rate that is lower than that experienced for standard market risks. This creates an on-going requirement to replace non-renewing policyholders with new policyholders and to react promptly to issue cancellation notices for non-payment of premiums to mitigate potential bad debt write-offs. Most of our insureds pay their premiums on a monthly installment basis, and we typically limit our risk of non-payment of premiums by requiring a deposit for future insurance premiums and the prepayment of subsequent installments.
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
For the year ended December 31, 2012, gross premiums written for non-standard automobile insurance increased 8.4% to 129.6 million as compared to 119.6 million in 2011. Non-standard automobile insurance accounted for 88.8% and 86.4% of our gross premiums written for the years ended December 31, 2012 and 2011, respectively. The increase in gross premiums written is the result of modestly increased premium volumes across all of our non-standard automobile companies.
Commercial Automobile
Commercial automobile policies provide coverage for low-limit, light-weight, individual unit or small fleet commercial vehicles. For the year ended December 31, 2012, gross premiums written for commercial automobile insurance decreased by 43.9% to $6.0 million compared to $10.7 million in 2011. This decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off.
Allied Lines
Allied lines premium relates to Amigo's participation in the National Flood Insurance Program. The program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency which allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. Under the program, Amigo receives an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting all losses. For the year ended December 31, 2012, gross premiums written from allied lines decreased by 3.7% to $7.8 million compared to $8.1 million in 2011.
Homeowners
Homeowners policies provide coverage for wind and hail-related property losses of residential dwellings and certain contents. For the year ended December 31, 2012, gross premiums written for homeowners insurance was $2.5 million compared to zero in 2011. This increase reflects the Company's entry into the homeowners insurance business in November of 2012 with the new business formation and licensing of Maison and subsequent participation in a depopulation of in-force wind and hail policies from Louisiana's state-owned insurance facility, Louisiana Citizens Property Insurance Corporation.
Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 5,500 independent agencies. We maintain an "open market" approach

KINGSWAY FINANCIAL SERVICES INC.

which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our insurance guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, except as relates to a third-party agreement specific to our homeowners business, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
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
In December 2012, the Company participated in a depopulation of in-force wind and hail policies from Louisiana's state-owned insurance facility, Louisiana Citizens Property Insurance Corporation.
No material part of the business of Insurance Underwriting is dependent upon a single customer or group of customers, the loss of any one of which would have a material adverse effect on the Company, and no one customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues.
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
Large national insurance companies and direct underwriters typically operate in standard lines of personal automobile and property insurance in addition to non-standard lines and generally bring with them increased name recognition obtained through extensive media advertising, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, reduced policy acquisition costs and increased customer retention.
From time to time, the non-standard automobile market attracts competition from new entrants. In many cases, these entrants are looking for growth and, as a result, price their insurance below the rates that we believe provide an acceptable return for the related risk. We firmly believe that it is not in our best interest to compete solely on price; consequently, we are willing to experience a loss of market share during periods of intense price competition or "soft" market conditions. During the last few years, the Company carried out a detailed review of its premium adequacy in the territories in which it operates and implemented steps to terminate business where premium adequacy was unlikely to be achieved within an acceptable period of time.
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

The Company generally does not compete on the basis of ratings. In October, 2011 the Company had the A.M. Best ratings for all of its non-standard automobile insurance subsidiaries withdrawn. As a result, the Company's non-standard automobile insurance subsidiaries are currently unrated. Maison currently conducts business on the basis of a Demotech, Inc. Financial Stability Rating of A (“Exceptional”).

KINGSWAY FINANCIAL SERVICES INC.

Underwriting
Our underwriting philosophy stresses receiving an adequate premium and spread of risks for the business we accept. We regularly monitor premium adequacy by territory, line of business and agency and take actions as necessary. Actions include, but are not limited to, tightening underwriting requirements, filing for rate increases, terminating underperforming programs and agents, non-renewing policies (where permitted) and other administrative changes. Typically, we do not reduce our premiums when competitors underwrite at premium rates that we believe are below acceptable levels. Instead, we focus on maintaining our premium per risk rather than writing a large number of risks at premiums that we believe would be inadequate and thus unprofitable. As a result, our premium volumes may be negatively impacted during a soft market.
Claims Management
Claims management is the process by which Insurance Underwriting determines the validity and amount of a claim. We believe that claims management is fundamental to our operating results. With respect to Insurance Underwriting, proper and efficient claims management has a direct effect on the operating profit or loss which has been retained related to the ultimate loss and loss adjustment expenses incurred on the underlying policies.
The individual operating subsidiaries in Insurance Underwriting primarily employ their own claims adjusters who are responsible for investigating and settling claims. Under certain circumstances, however, our operating subsidiaries will utilize each other's claims expertise where appropriate. In the case of Maison, we also rely on a third-party arrangement to assist us in settling claims. Our goal is to settle claims fairly for the benefit of our insureds in a manner that is consistent with the insurance policy language and our regulatory and legal obligations.
In addition to claims adjusters, our operating subsidiaries also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling particularly with respect to identifying instances of fraud. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also employ independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
INSURANCE SERVICES SEGMENT
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and IWS Acquisition Corporation ("IWS"), (collectively, "Insurance Services"). Insurance Services is organized under ARS and IWS.
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and Puerto Rico to their members.
Insurance Services Products
ARS generally markets the same type of insurance products as Insurance Underwriting; however, ARS does not retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. This risk is borne by the insurance companies which partner with ARS in their marketing efforts.
IWS markets and administers vehicle service agreements and related products for new and used automobiles throughout the United States and Puerto Rico. A vehicle service agreement is an agreement between IWS and the vehicle purchaser under which IWS agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. IWS serves as the administrator on all contracts it originates. Vehicle service agreements supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. Vehicle service agreements typically range from three months to seven years and/or 3,000 miles to 100,000 miles. The cost of the vehicle service agreement is a function of the contract term, coverage limits and type of vehicle.

KINGSWAY FINANCIAL SERVICES INC.

In addition to marketing vehicle service agreements, IWS also brokers a guaranteed asset protection product (“GAP”) through its distribution channel. GAP generally covers a consumer's out-of-pocket amount, related to an automobile loan or lease, if the vehicle is stolen or damaged beyond repair. IWS earns a commission when a consumer purchases a GAP certificate but does not take on any insurance risk.

Marketing and Distribution
ARS markets its products through over 5,000 independent agencies. ARS' strategy focuses on developing and maintaining strong relationships with its assigned risk partners as well as the insurance companies which it represents. ARS' business is highly dependent upon its ability to provide excellent customer service in all facets of operations and by the market dynamics which determine the size of the assigned risk auto market pools in the states in which it competes. Many of these market dynamics are beyond ARS' control to meaningfully influence.
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 26 states and Puerto Rico.

No material part of the business of Insurance Services is dependent upon a single customer or group of customers, the loss of any one of which would have a material adverse effect on the Company, and no one customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues.
Competition
ARS operates in an environment with few market competitors but with more limited growth opportunities in the particular markets in which they compete. As ARS looks for more opportunities to grow beyond their current markets, they may begin to experience the more highly competitive environment described above for Insurance Underwriting.
IWS focuses exclusively on the automotive finance market with its core vehicle service agreement and related product offerings, while much of its competition in the credit union channel has a less targeted product approach. IWS' typical competitor takes a generalist approach to market by providing credit unions with a variety of different product offerings. They are thus unable to deliver specialty expertise on par with IWS and do not give vehicle service agreement products the attention they require for healthy profitability and strong risk management.

Claims Management

Claims management is the process by which Insurance Services determines the validity and amount of a claim. We believe that claims management is fundamental to our operating results. With respect to ARS, even though the operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies is retained by our insurance company partners, proper and efficient claims management has a direct effect on the operating profit or loss of our partners which consequently has a bearing on the strength of our continuing relationships and the opportunities for future growth. ARS also has negotiated contingent commission arrangements which enable it to participate economically in the profitable results of its partners.
The individual operating subsidiaries in Insurance Services primarily employ their own claims adjusters who are responsible for investigating and settling claims. Our goal is to settle claims fairly for the benefit of our insureds and the insureds of our insurance company partners in a manner that is consistent with the insurance policy language and our regulatory and legal obligations.

In addition to claims adjusters, ARS also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling particularly with respect to identifying instances of fraud. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also employ independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
IWS effectively and efficiently manages claims by utilizing in-house expertise and information systems. IWS employs an experienced claims staff comprised of Automotive Service Excellence certified mechanics, knowledgeable in all aspects of vehicle repairs and potential claims. Additionally, IWS owns its own proprietary database of historical claims data dating back over twenty years. Management analyzes this database to drive real-time pricing adjustments and strategic decision-making.

KINGSWAY FINANCIAL SERVICES INC.

PRICING AND PRODUCT MANAGEMENT
Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in each of Insurance Underwriting and Insurance Services. Typically, teams comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups track loss performance on a monthly basis so as to alert the operating subsidiaries to the potential need to adjust forms or rates.
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
Multiple estimation methods are available for the analysis of the provision for loss and loss adjustment expenses. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time; therefore, the actual choice of estimation method can change with each evaluation. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Informed judgment is applied throughout the process. This includes the application of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. As a result, management may have to consider varying individual viewpoints when establishing the provision for loss and loss adjustment expenses.
Variables Influencing the Provision for Unpaid Loss and Loss Adjustment Expenses
The variables discussed above have different impacts on estimation uncertainty for a given product line, depending on the length of the claim tail, the reporting lag, the impact of individual claims and the complexity of the claim process for a given product line.
Property and casualty insurance policies are either written on a claims-made or occurrence basis. Claims-made policies generally cover, subject to requirements in individual policies, claims reported during the policy period. Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss in a later policy period. The Company's insurance policies are generally written on an occurrence basis.
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
For some lines, the impact of large individual claims or loss events, such as catastrophes, can be material to the analysis. These lines are generally referred to as being "low frequency/high severity," while lines without this "large claim" sensitivity are referred to as "high frequency/low severity." The provision for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims or a small number of significant loss events, such as catastrophes. As a result, the role of judgment is much greater for these provisions. In contrast, for high frequency/low severity lines, the impact of individual claims is relatively minor and the range of reasonable provision estimates is narrower and more stable.
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

KINGSWAY FINANCIAL SERVICES INC.

Property and Casualty Insurance
For the year ended December 31, 2012, non-standard automobile insurance accounted for 88.8% of the Company's gross premiums written. Non-standard automobile includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage and property damage claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short, and the claim settlement process for personal automobile liability generally is the least complex of the liability products. Given that our core non-standard automobile offerings are policies at the minimum prescribed limits in each state, our non-standard automobile business is generally viewed as a high frequency, low severity business.
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
Historical Development of Property and Casualty Unpaid Loss and Loss Adjustment Expenses
Table 3 summarizes the changes over time in the Company's provision for property and casualty unpaid loss and loss adjustment expenses.
The first section of the table shows the provision for property and casualty unpaid loss and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The original provision for each year is presented on a gross basis as well as net of estimated reinsurance recoverable on unpaid loss and loss adjustment expenses.
The second section displays the cumulative amount of payments made through the end of each subsequent year with respect to each original provision. The third section presents the re-estimation over subsequent years of each year's original net liability for property and casualty unpaid loss and loss adjustment expenses as more information becomes known and trends become more apparent. For example, as of December 31, 2012, we had paid $102.8 million of the currently re-estimated provision of $106.0 million for property and casualty loss and loss adjustment expenses that had been incurred through the end of 2006 and which were originally estimated to be $118.8 million at December 31, 2006. As a result, an estimated $3.2 million of property and casualty loss and loss adjustment expenses incurred through December 31, 2006 remain unpaid as of December 31, 2012. The final section compares the latest re-estimation to the original estimate for each year presented in the table on both a gross and net basis.
The development of the provision for property and casualty unpaid loss and loss adjustment expenses is shown by the difference between the original estimates and the re-estimated liabilities at each subsequent year-end. The re-estimated liabilities at each year-end are based on actual payments in full or partial settlement of claims plus re-estimates of the payments required for claims still open or IBNR claims. Favorable development (redundancy) means that the original estimated provision was higher than subsequently re-estimated. Unfavorable development (deficiency) means that the original estimated provision was lower than subsequently re-estimated. The cumulative development represents the aggregate change in the estimates over all prior years.
Continuing with the December 31, 2006 example, the final section shows that the re-estimated net liability of $106.0 million reflected a cumulative $12.8 million redundancy in relation to the $118.8 million originally estimated at December 31, 2006.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 3 Provision for property and casualty unpaid loss and loss adjustment expense, net of recoveries from reinsurers
As of December 31, 2012 (in millions of dollars, except percentages)

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, gross	103.1	120.3	174.7	186.7	183.2	198.0	119.1	106.8	104.9	100.0	73.7
Less: reinsurance recoverable on property and casualty unpaid loss and loss adjustment expenses	5.5	0.3	8.0	—	0.5	0.3	0.3	0.5	0.3	0.4	0.1
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, net	97.6	120.0	166.7	186.7	182.7	197.7	118.8	106.3	104.6	99.6	73.6
Cumulative net paid as of:
One year later		70.0	105.2	111.7	107.1	108.6	48.8	50.0	52.6	61.4	55.4
Two years later			132.5	155.5	156.8	150.5	75.5	71.0	73.3	83.6	78.3
Three years later				170.3	180.4	174.3	90.9	83.9	84.2	95.2	88.8
Four years later					189.3	183.6	98.8	91.3	90.0	101.3	93.8
Five years later						186.4	101.4	94.9	94.4	104.0	95.8
Six years later							102.8	96.1	95.9	107.7	96.8
Seven years later								97.4	96.5	108.4	100.2
Eight years later									97.6	108.7	100.6
Nine years later										109.5	100.7
Ten years later											100.7
Re-estimated liability as of:
One year later		133.8	174.6	201.1	184.5	190.2	109.0	105.1	102.0	102.5	90.7
Two years later			185.0	202.0	197.6	186.9	104.9	98.2	99.7	107.7	96.4
Three years later				206.8	198.0	193.3	106.0	96.6	97.1	108.1	99.6
Four years later					201.0	191.9	106.8	97.6	96.2	106.6	99.7
Five years later						192.0	106.0	98.0	97.4	106.6	97.8
Six years later							106.0	98.3	97.5	109.2	98.2
Seven years later								99.1	97.8	109.3	101.1
Eight years later									98.5	109.4	101.0
Nine years later										109.9	101.0
Ten years later											100.9

As of December 31, 2012: Cumulative deficiency (redundancy)		13.8	18.3	20.1	18.3	(5.7)	(12.8)	(7.2)	(6.1)	10.3	27.3
Cumulative deficiency (redundancy) as a % of property and casualty unpaid loss and loss adjustment expenses originally established - net		11.5%	11.0%	10.8%	10.0%	(2.9)%	(10.8)%	(6.8)%	(5.8)%	10.3%	37.1%
Re-estimated liability - gross		133.8	192.4	206.8	201.0	192.0	106.0	99.1	98.5	109.9	100.9
Less: re-established reinsurance recoverable		—	7.4	—	—	—	—	—	—	—	—
Re-estimated provision - net		133.8	185.0	206.8	201.0	192.0	106.0	99.1	98.5	109.9	100.9
Cumulative deficiency (redundancy) - gross		13.5	17.7	20.1	17.8	(6.0)	(13.1)	(7.7)	(6.4)	9.9	27.2
% of property and casualty unpaid loss and loss adjustment expenses originally established - gross		11.2%	10.1%	10.8%	9.7%	(3.0)%	(11.0)%	(7.2)%	(6.1)%	9.9%	36.9%

KINGSWAY FINANCIAL SERVICES INC.

Rollforward of Property and Casualty Unpaid Loss and Loss Adjustment Expenses
Table 4 shows a rollforward of the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers. The effect on the Company's net loss during the past two years due to changes in estimates of prior year property and casualty unpaid loss and loss adjustment expenses is shown as the "prior years" contribution to incurred losses. The consolidated financial statements are presented on a calendar year basis for all data. Calendar year results reflect payments and re-estimation of the provision that have been recorded in the consolidated financial statements during the applicable reporting period without regard to the periods in which the original losses were incurred. Calendar year results do not change after the end of the applicable reporting period, even as new information develops.
TABLE 4 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31 (in millions of dollars)

	2012	2011
Balance at beginning of period, gross	120.3	174.7
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	0.3	8.0
Balance at beginning of period, net	120.0	166.7
Incurred related to:
Current year	85.6	135.2
Prior years	13.8	7.9
Paid related to:
Current year	(51.8)	(84.6)
Prior years	(70.0)	(105.2)
Balance at end of period, net	97.6	120.0
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5.5	0.3
Balance at end of period, gross	103.1	120.3
INVESTMENTS
We manage our investments to support the liabilities of our insurance operations, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. We invest predominantly in high-quality fixed maturities with relatively short durations. The fixed maturities portfolios are managed by a third-party firm. The Investment and Capital Committee of the Board of Directors is responsible for monitoring their performance and compliance with the Company's investment policies and guidelines.
Our investment guidelines stress preservation of capital, liquidity to support payment of our liabilities and diversification of risk. The Investment and Capital Committee of the Board of Directors reviews and approves the investment guidelines at least annually. We are also subject to the applicable state regulations that prescribe the type, quality and concentration of investments that individual insurance companies can make.
For further descriptions of the Company's investments, see our disclosures under the headings "Net Investment Income," "Net Realized Gains," "Investments," "Liquidity and Capital Resources" and "Critical Accounting Estimates and Assumptions" in the MD&A and Note 6, "Investments," and Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REINSURANCE
For most of the non-standard automobile business that we write in the United States, our exposure is generally limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We do, though, purchase excess of loss reinsurance to reduce our exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. We also purchase excess of loss reinsurance to protect against awards in excess of our policy limits. In addition, we purchase quota-share reinsurance to increase our capacity to underwrite additional insurance risks.

KINGSWAY FINANCIAL SERVICES INC.

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
Because our reinsurance recoverable is generally unsecured, we regularly evaluate the financial condition of our reinsurers and monitor the concentrations of credit risk to minimize our exposure to significant losses as a result of the insolvency of a reinsurer. We believe that the amounts we have recorded as reinsurance recoverable are appropriately established. Estimating our reinsurance recoverable, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Estimating amounts of reinsurance recoverable is also impacted by the uncertainties involved in the establishment of provisions for unpaid loss and loss adjustment expenses. As our underlying provision develops, the amounts ultimately recoverable may vary from amounts currently recorded.
As of December 31, 2012, we had $8.6 million recoverable from third-party reinsurers. As shown in Table 5 below, at December 31, 2012, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 5 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2012

A+	40.2%
A-	59.8%
Total	100.0%
DEBT
Debt includes LROC preferred units, senior unsecured debentures and subordinated debt, all of which are carried at fair value.
Debt consists of the following instruments:
TABLE 6 Debt
As of December 31 (in millions of dollars)

	2012		2011
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	—	—	1.7	1.6
7.5% Senior notes due 2014	27.0	23.7	27.0	26.8
LROC preferred units due 2015	15.9	13.7	15.5	8.8
Subordinated debt	90.5	23.8	90.5	16.4
Total	133.4	61.2	134.7	53.6
Further information regarding our debt is discussed within the "Debt" section of MD&A and Note 15, "Debt" to the Consolidated Financial Statements.
REGULATORY ENVIRONMENT
Our insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, trade practices, claims practices, investments, payment of dividends, transactions with affiliates and solvency. The majority of our insurance is written in states requiring prior approval by regulators before proposed rates for property and casualty policies may be implemented.

KINGSWAY FINANCIAL SERVICES INC.

We are a holding company with no business operations of our own. Our ability to meet our debt payment obligations and cover our operating expenses is largely dependent on dividends or other payments from our operating subsidiaries as well as the sale of assets held by the holding company. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, only one of our U.S. insurance subsidiaries, Maison, is able to declare and pay a dividend to the holding company without prior regulatory approval. Other transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is executed.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2012, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Amigo, exceeded the 200% threshold. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. Further information regarding Amigo is discussed within the "Liquidity and Capital Resources" section of MD&A.
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

KINGSWAY FINANCIAL SERVICES INC.

The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or the assessment of fines or other penalties against that company.
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
In July 2010, the Dodd-Frank Act (the "DFA”) was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study that was to be delivered to Congress within 18 months after enactment of the DFA is still forthcoming, and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation.
Vehicle service agreements are regulated in all states in the United States, and IWS is subject to these regulations. Most states utilize the approach of the Uniform Service Contract Act which was adopted by the NAIC in the early 1990's. Under that scheme, states regulate vehicle service contract companies by requiring them annually to file documentation, together with a copy of the contract of insurance covering their liability under the service contracts, which complies with the particular state's regulatory requirements. IWS is in compliance with the regulations of each state in which it sells vehicle service agreements.
EMPLOYEES
At December 31, 2012, we employed 591 personnel supporting our continuing operations, of which 578 are full-time employees.
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
Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2012 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
Kingsway is a holding company, and many of its operating subsidiaries are subject to dividend restrictions and are required to maintain minimum capital and surplus levels, which could limit our operations and have a material adverse effect on our financial condition.
Kingsway is a holding company with assets consisting primarily of the capital stock of its subsidiaries. Our operations are and will continue to be limited by the earnings of our subsidiaries and their ability to pay dividends to us. The payment of dividends is subject to various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction, including Barbados and Bermuda, of each such subsidiary. In light of the Company's current financial situation resulting from losses recorded in recent years, at this time only one of our U.S. insurance subsidiaries, Maison, is able to declare and pay a dividend to the holding company without prior regulatory approval. The Company expects these restrictions to continue. In the case of other subsidiaries

KINGSWAY FINANCIAL SERVICES INC.

not currently subject to these restrictions, these subsidiaries may be limited in their ability to make dividend payments or advance funds to Kingsway in the future because of the need to support their own capital levels. The inability of our subsidiaries to pay dividends to us could have a material adverse effect on our financial condition.
See the "Liquidity and Capital Resources" section of MD&A for a detailed description of the liquidity requirements of the holding company and the regulatory capital requirements of the operating insurance subsidiaries. No assurances can be given that the operating insurance subsidiaries will be able to maintain compliance with these regulatory capital requirements.
We have a significant amount of debt maturing within fourteen months.
As of December 31, 2012, we had $27.0 million principal value of outstanding debt due February 1, 2014. The Company currently does not have the liquidity necessary to meet this obligation, and there can be no assurance that it will generate the liquidity necessary to meet its outstanding debt obligation due February 1, 2014.
We have substantial outstanding debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2012, we had $133.4 million principal value of outstanding debt. Because of our substantial outstanding debt:

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
Increases in interest rates would increase the cost of servicing our debt and could adversely affect our results of operation.
$90.5 million principal value of our outstanding debt bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operation. As of December 31, 2012, each one percentage point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
Our operations are restricted by the terms of our debt indentures, which could limit our ability to plan for or react to market conditions or meet our capital needs.
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

KINGSWAY FINANCIAL SERVICES INC.

flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
The Investment and Capital Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company. For capital initiatives undertaken in 2012, see the "Liquidity and Capital Resources" section of MD&A.
We may not be able to realize our investment objectives, which could significantly reduce our net income.
We depend on income from our investments for a substantial portion of our earnings. A significant decline in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain investments primarily comprised of fixed maturities. As of December 31, 2012, the fair value of our investments included $79.5 million of fixed maturities. Due to declines in the yields on fixed maturities, we face reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Insurance regulations are generally designed to protect policyholders rather than shareholders and are related to matters including:

•	rate-setting;

•	risk-based capital and solvency standards;

•	restrictions on the amount, type, nature, quality and quantity of investments;

•	the maintenance of adequate provisions for unearned premiums and unpaid loss and loss adjustment expenses;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims-settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions; and

•	insolvency proceedings.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Company has continued to restructure its operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off and terminating managing general agent relationships, with the objective of focusing on core lines of business, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to the Company's structure and business processes. While these changes are expected to bring benefits to the Company in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Ineffective change management may result in disruptions to the operations of the business or may cause employees to act in a manner which is inconsistent with Company objectives. Any of these events could negatively impact the Company's performance. The Company may not always achieve the expected cost savings and other benefits of its initiatives.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Additionally, in certain states, government-operated risk plans may provide non-standard automobile insurance products at lower prices than we provide.
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
The vehicle service agreement market in which we compete is comprised of a few large companies, which market service agreements to credit unions on a national basis and have significantly more financial, marketing and management resources than we do, as well as several other companies that are somewhat similar in size to IWS that market service agreements to credit unions either on a regional basis or a less robust national basis.  There may also be other companies of which we are not aware that may be planning to enter the vehicle service agreement industry.  Competitors in our market generally compete on coverages offered, claims handling, customer service, financial stability and, to a lesser extent, price.  Larger competitors of ours benefit from added advantages such as industry endorsements and preferred vendor status.  We do not believe that it is in our best interest to compete solely on price.  Instead, we focus our marketing on the total value experience to the credit union and its member, with an emphasis on customer service. While we historically have been able to adjust our product offering to remain competitive when competitors have focused on price, our business could be adversely impacted by the loss of business to competitors offering vehicle service agreements at lower prices.

Engaging in acquisitions involves risks, and, if we are unable to effectively manage these risks, our business may be materially harmed.
From time to time we engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions.

KINGSWAY FINANCIAL SERVICES INC.

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
Engaging in new business start-ups involves risks, and, if we are unable to effectively manage these risks, our business may be materially harmed.
From time to time we engage in discussions concerning the formation of a new business venture and, as a result of such discussions, may form and capitalize a new business.
New business start-ups entail numerous risks, including the following:

•	identification of appropriate management to run the new business;

•	understanding the strategic, competitive and marketplace dynamics of the new business and, perhaps, industry;

•	establishment of proper financial and operational controls;

•	diversion of management's attention from other business concerns; and

•	failure to achieve financial or operating objectives.
We may not be able to operate successfully any business, operations, personnel, services or products that we may organize as a new business start-up in the future.
The tax benefit preservation plan may inhibit potential acquisition bids.
The Company has approximately $823.8 million of net operating losses ("NOLs") potentially available to offset the future income of certain of the U.S. operations of the Company and its subsidiaries. These NOLs may be at risk of impairment or possible elimination if the threshold for change of ownership under U.S. federal income tax rules were to be triggered. The loss of the NOLs could have a material impact on shareholder value. Accordingly, the shareholders of the Company ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Company and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the NOLs. The Plan is designed to reduce the likelihood that the Company will experience an ownership change without the approval of the Board of Directors. While the Plan was designed to protect the NOLs, it may also serve to inhibit potential acquisition bids which may otherwise be beneficial to our shareholders.
OPERATIONAL RISK
Our provisions for unpaid loss and loss adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our provisions for unpaid loss and loss adjustment expenses do not represent an exact calculation of our actual liability but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of reported and IBNR claims. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both reported and IBNR claims and, as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

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

KINGSWAY FINANCIAL SERVICES INC.

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
In addition, government regulators for our insurance subsidiaries could require that we increase our provisions for unpaid loss and loss adjustment expenses if they determine that our provisions are understated. Such an increase to the provision for unpaid loss and loss adjustment expenses for one of our insurance subsidiaries could cause a reduction in its surplus as regards policyholders, which could adversely affect our ability to sell insurance policies.
Our insurance services subsidiaries' deferred service fees may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our insurance services subsidiaries' deferred service fees do not represent an exact calculation but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the remaining future revenue to be recognized in relation to our remaining future obligations to provide policy administration and claim-handling services. The process for establishing deferred service fees reflects the uncertainties and significant judgmental factors inherent in estimating the length of time and the amount of work related to our future service obligations. If we amortize the deferred service fees too quickly, we could overstate current revenues which may adversely affect future reported operating results.
As time passes and more information about the remaining service obligations becomes known, the estimates are appropriately adjusted upward or downward to reflect this additional information. We cannot assure that we will not have unfavorable re-estimations in the future of our deferred service fees. In addition, we have in the past, and may in the future, acquire companies which record deferred service fees. We cannot assure that the deferred service fees of the companies that we acquire are or will be adequate.
Our reliance on independent agents can impact our ability to maintain business, and it exposes us to credit risk.
We market and distribute our automobile and homeowners insurance products through a network of independent agents in the United States. As a result, we rely heavily on these agents to attract new business. They typically represent more than one insurance company, which may expose us to competition within the agencies and, therefore, we cannot rely on their commitment to our insurance products. Loss of all or a substantial portion of the business provided by these intermediaries could have a material adverse effect on our business, results of operations and financial condition.
In accordance with industry practice, our customers sometimes pay the premiums for their policies to agents for remittance to us. These premiums are considered paid when received by the agents and thereafter the customer is no longer liable to us for those amounts, whether or not we have actually received the premiums from the agents. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance balances.
Our reliance on credit unions can impact our ability to maintain business.
We market and distribute our vehicle service agreements through a network of credit unions in the United States. As a result, we rely heavily on these credit unions to attract new business. While these distribution arrangements tend to be exclusive between us and each credit union, we have competitors which offer similar products exclusively through credit unions. Loss of all or a substantial portion of our existing credit union relationships could have a material adverse effect on our business, results of operations and financial condition.

KINGSWAY FINANCIAL SERVICES INC.

The majority of our gross premiums written are derived from the non-standard automobile markets. If the demand for insurance in this market declines, our results of operations could be adversely affected.
For the year ended December 31, 2012, approximately 88.8% of our gross premiums written were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011 and 2012. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of our non-standard automobile insurance gross premiums from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas. We derive 100% of our homeowners insurance premiums from Louisiana, which may cause our business to be affected by catastrophic losses or business conditions in Louisiana.
Certain jurisdictions, specifically Florida, Illinois, Texas, California, Nevada and Colorado, generated 84.6% of our non-standard automobile insurance gross written premiums during 2012. Louisiana generated 100% of our homeowners insurance premiums in 2012 and is expected to in 2013.
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
We purchase reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2012, we had $8.6 million recoverable from third-party reinsurers.
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
Our start-up homeowners business is heavily dependent on the availability and proper structuring of reinsurance.
As a start-up company with a relatively small capital base, our homeowners insurance business relies significantly on the availability of reinsurance at economic reasonable terms. If we are unable to secure the reinsurance necessary to execute our business plan, or reinsurance is only available to us at unattractive terms, we could suffer a material adverse effect on our business or results of operations. Further, if we inadequately structure our reinsurance, our exposure to severe catastrophes could lead to a material adverse effect on our financial condition.

KINGSWAY FINANCIAL SERVICES INC.

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
Our results of operation and financial condition could be adversely affected by the results of our voluntary run-off of two of our insurance subsidiaries.
The Company currently has two of its insurance subsidiaries, UCC and Amigo, operating in voluntary run-off. Our success at managing these run-offs is highly dependent upon proper claim-handling and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-offs, or the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent on the continuing availability of the necessary liquidity, from the sale of securities, collection of reinsurance recoverables and, potentially, capital contributions, to properly settle claims. In particular in the case of the Amigo run-off, the carrying value of its home office building is significantly in excess of its surplus as regards policyholders. Our inability to sell securities when needed; to collect outstanding reinsurance recoverables when due; or, in the case of Amigo, to sell the building at all or to avoid a material loss upon the sale of the building, could have an adverse effect on our results of operation or financial condition.

KINGSWAY FINANCIAL SERVICES INC.

See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-offs of UCC and Amigo.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Owned Properties
Insurance Underwriting owns and occupies a building located in Florida consisting of approximately 57,386 square feet, which is currently held for sale.
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 71,022 at four locations in three states. The latest expiration date of the existing leases is in December 2017.
Insurance Services leases facilities with an aggregate square footage of approximately 97,165 at five locations in four states. The latest expiration date of the existing leases is in May 2019.
KAI leases a facility with an aggregate square footage of approximately 23,491 at one location in one state. The expiration date of the existing lease is in November 2019.
Item 3. Legal Proceedings
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that some of the actions may result in losses having a material adverse effect on the Company's financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

KINGSWAY FINANCIAL SERVICES INC.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the Toronto Stock Exchange ("TSX") and the NYSE under the trading symbol "KFS."
The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the TSX and NYSE. The high and low sales price for prior periods has been adjusted to reflect the impact of the Company's share consolidation, as more fully described in the "Shareholders of Record" section below.

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2012
Quarter 4	C$	4.39	C$	2.12	$4.48	$2.15
Quarter 3	2.75		1.70		2.96	1.74
Quarter 2	3.20		1.80		3.24	1.80
Quarter 1	3.92		2.00		4.00	2.00
2011
Quarter 4	3.48		1.96		4.00	1.92
Quarter 3	3.96		2.92		4.20	2.88
Quarter 2	5.04		3.56		5.24	3.64
Quarter 1	5.80		3.36		6.04	3.44

Shareholders of Record
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets and the number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, have been restated for all periods presented to reflect the impact of the share consolidation.

As of March 21, 2013, the closing sales price of our common shares as reported by the TSX was C$4.24 per share and as reported by the NYSE was $4.34 per share.
As of March 22, 2013, we had 13,148,971 common shares issued and outstanding, held by approximately 6,400 shareholders of record.
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

KINGSWAY FINANCIAL SERVICES INC.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, only one of our insurance subsidiaries, Maison, is able to declare and pay a dividend to the holding company without prior regulatory approval. There are no restrictions on the payment of dividends from Insurance Services.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2012, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our Amended and Restated Stock Option Plan (the "Stock Option Plan"), adopted by the Board of Directors of the Company in 2007. The Stock Option Plan has been approved by the shareholders of the Company.
The following summary information is presented for the Stock Option Plan as of December 31, 2012:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	386,125	$19.12	748,182
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	386,125	$19.12	748,182

Recent Sales of Unregistered Securities
During 2012, we did not have any unregistered sales of our equity securities.
Repurchases of Equity Securities
During 2012, we did not have any repurchases of our equity securities.

Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Kingsway is a holding company and is primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
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
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. Throughout this 2012 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 18 states. In 2012, production in the following states represented 84.6% of the Company's gross premiums written: Florida (40.7%), Illinois (16.5%), Texas (10.6%), California (6.9%), Nevada (5.0%) and Colorado (4.9%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2012, non-standard automobile insurance accounted for 88.8% of the Company's gross premiums written.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), Northeast Alliance Insurance Agency, LLC ("NEA") and IWS Acquisition Corporation ("IWS"). Throughout this 2012 Annual Report, the term "Insurance Services" is used to refer to this segment. Insurance Services is organized under ARS and IWS.
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and Puerto Rico to their members.
NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2012 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are operating loss, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Operating Loss (Income)
Operating loss (income) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 24, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating loss (income), includes net investment income, net realized gains, other-than-temporary impairment loss, (loss) gain on change in fair value of debt, other income, general and administrative expenses, restructuring expense, interest expense, amortization of certain intangible assets, goodwill impairment, gain on buy-back of debt, and equity in net (loss) income of investee.
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
Underwriting Ratios
Kingsway, like many insurance companies, analyzes performance based on underwriting ratios such as loss, expense and combined ratios. The loss ratio is derived by dividing the amount of net loss and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of commissions and premium taxes and general and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred income taxes, valuation of intangible assets, goodwill recoverability, deferred acquisition costs, and fair value assumptions for debt obligations.
Provision for Unpaid Loss and Loss Adjustment Expenses
A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for unpaid loss and loss adjustment expenses. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's actuaries. Further information regarding estimates used in determining our provision for unpaid loss and loss adjustment expenses is discussed in the “Unpaid Loss and Loss Adjustment Expenses” section of Part I, Item 1 of this Annual Report and Note 14, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
During 2012, the Company moved responsibility for evaluating the adequacy of our provision for unpaid loss and loss adjustment expenses under the terms of our policies and vehicle service agreements to an external process for most of our operating subsidiaries. The provision is evaluated by the Company's actuaries with the results then shared with management, which is responsible for establishing the provision recorded in the consolidated balance sheets.
In the year-end actuarial review process, an analysis of the provision for unpaid loss and loss adjustment expenses is completed for each insurance subsidiary and IWS.  Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs.  These methods include paid loss development, incurred loss development and frequency-severity method. Reasonability tests such as ultimate loss ratio trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, reserves for losses incurred but not reported ("IBNR") and a provision for unallocated loss adjustment expenses.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
The Company did not recognize any impairment related to its fixed maturities or equity investments that was considered other-than-temporary for the years ended December 31, 2012 and 2011. As further discussed in the "Results of Continuing Operations" section below, the Company recorded write-downs for other-than-temporary impairments related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012.
Valuation of Deferred Income Taxes
The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in our consolidated financial statements. In determining our provision for income taxes, we interpret tax legislation in a variety of jurisdictions and make assumptions about the expected timing of the reversal of deferred income tax assets and liabilities and the valuation of deferred income taxes.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2012, the Company maintains a valuation allowance of $265.6 million, $262.4 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of the continued losses of the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
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
Valuation of Intangible Assets
Intangible assets with definite useful lives consist of vehicle service agreements in-force ("VSA in-force"), database, customer-related relationships, and non-compete agreement. A discounted cash flow analysis was used to determine the fair value of the VSA in-force asset. The multi-period excess earnings method was used to determine the fair value of the customer-related intangible asset. A form of the income method, known as the "with and without" method, was utilized to determine the fair values of the database and non-compete agreement intangible assets.
Indefinite-lived intangible assets consist of insurance licenses, renewal rights and trade name. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, by applying a fair value-based test. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded. Additional information regarding our intangible assets is included in Note 11, "Intangible Assets," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, by applying a fair value-based test. In determining fair value, valuation models such as price-to-earnings ratios and other multiples are used. Management must make estimates and assumptions in determining the fair value of a reporting unit that may affect any resulting impairment write-down. This includes assumptions regarding fluctuations in future earnings from the reporting units. Management then compares the fair value of a reporting unit to the carrying amount. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, a second step of impairment is performed to compare the implied fair value of the reporting unit with the carrying amount. Accordingly, the Company tested goodwill associated with each of its reporting units at December 31, 2012 and 2011. Based on the assessment, for the year ended December 31, 2011, an impairment provision of $2.8 million was recorded against the goodwill of the Company related to the Itasca Financial, LLC acquisition that occurred in 2010. The Company concluded that the carrying amount of goodwill related to the Itasca acquisition exceeded its fair value and, therefore, was not recoverable. The determination that the fair value of the Itasca goodwill was less than its carrying value resulted primarily from a decline in the quoted value of Kingsway's common stock as compared to the book value per share of the Company at December 31, 2011. Additional information regarding our goodwill is included in Note 10, "Goodwill," to the Consolidated Financial Statements.
Deferred Acquisition Costs
Deferred acquisition costs represent the deferral of expenses that we incur related to successful efforts to acquire new business or renew existing business. Acquisition costs, primarily commissions, premium taxes and underwriting and agency expenses related to issuing insurance policies and vehicle service agreements, are deferred and charged against income ratably over the terms of the related insurance policies and vehicle service agreements. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. For Insurance Underwriting, a premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated net investment income.
Fair Value Assumptions for Debt Obligations
Our Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence. Any change in the estimated fair value of our debt is reflected in the gain or loss on change in fair value of debt we record in the consolidated statements of operations and in the carrying value for our debt on our consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net loss for the years ended December 31, 2012 and 2011 is presented in Table 1 below:
TABLE 1 Segment (Loss) Income
For the years ended December 31 (in millions of dollars)

	2012	2011	Change
Segment operating (loss) income
Insurance Underwriting	(29.5)	(37.5)	8.0
Insurance Services	3.5	2.1	1.4
Total segment operating loss	(26.0)	(35.4)	9.4
Net investment income	3.2	4.1	(0.9)
Net realized gains	1.1	1.1	—
Other-than-temporary impairment loss	(2.7)	—	(2.7)
(Loss) gain on change in fair value of debt	(9.2)	25.9	(35.1)
Other income and expenses not allocated to segments, net	(8.6)	(12.6)	4.0
Interest expense	(7.6)	(7.5)	(0.1)
Amortization of intangible assets not allocated to segments	—	(0.1)	0.1
Goodwill impairment	—	(2.8)	2.8
Gain on buy-back of debt	0.5	0.6	(0.1)
Equity in net (loss) income of investee	(1.0)	0.4	(1.4)
Loss from continuing operations before income tax expense (benefit)	(50.3)	(26.3)	(24.0)
Income tax expense (benefit)	3.0	(0.2)	3.2
Loss from continuing operations	(53.3)	(26.1)	(27.2)
Loss on disposal of discontinued operations, net of taxes	—	(1.3)	1.3
Net loss	(53.3)	(27.4)	(25.9)
Loss from Continuing Operations, Net Loss and Diluted Loss Per Share
In 2012, we incurred a loss from continuing operations of $53.3 million ($4.05 per diluted share) compared to a loss of $26.1 million ($1.99 per diluted share) in 2011. The loss from continuing operations in 2012 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, and loss on the change in fair value of debt. The loss in 2011 is largely due to Insurance Underwriting operating loss, corporate general expenses and interest expense, partially offset by the gain on the change in fair value of debt.
In 2012, we incurred a net loss of $53.3 million compared to $27.4 million in 2011. The diluted loss per share was $4.05 for 2012 compared to a diluted loss per share of $2.09 for 2011.
Insurance Underwriting
For the year ended December 31, 2012, Insurance Underwriting gross premiums written were $145.9 million compared to $138.4 million for the year ended December 31, 2011, representing a 5.4% increase. Net premiums written decreased 9.1% to $115.3 million for the year ended December 31, 2012 compared with $126.9 million for the year ended December 31, 2011. Net premiums earned decreased 26.5% to $114.9 million for the year ended December 31, 2012 compared with $156.4 million for the year ended December 31, 2011.
The increase in gross premiums written is the result of modestly increased non-standard automobile premium volumes across all of our non-standard automobile companies as well as new premium volume at Maison, which began operations in November of

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

2012, partially offset by a decrease in commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The decrease in net premiums written and earned is primarily the result of quota share reinsurance agreements entered into by Mendota and Mendakota for the six months ended December 31, 2012 and Amigo for the twelve months ended December 31, 2012.
The Insurance Underwriting operating loss decreased to $29.5 million for the year ended December 31, 2012 compared with $37.5 million for the year ended December 31, 2011. The decrease is primarily attributed to a decrease in loss and loss adjustment expenses, as reflected in the loss ratio, against a smaller volume of net premiums earned.
The Insurance Underwriting loss ratio for 2012 was 86.5% compared to 91.5% for 2011 due to decreasing ultimate loss estimates for current and prior accident years. This improvement was primarily driven by the increased premium rate adequacy which Insurance Underwriting implemented throughout 2012, which is having a positive influence on the loss ratio for losses incurred during 2012. This improvement more than offset the unfavorable development of $13.8 million recorded during 2012 in the provision for property and casualty unpaid loss and loss adjustment expenses for losses incurred as of December 31, 2011. The unfavorable development recorded in 2012 is primarily due to the increase in property and casualty unpaid loss and loss adjustment expenses of $11.4 million as a result of the Insurance Underwriting restructuring announced by the Company on September 17, 2012.
The Insurance Underwriting expense ratio was 45.5% in 2012 compared with 38.4% in 2011. The increase in the expense ratio for the year ended December 31, 2012 is a derivative effect of the decrease in net premiums written and earned cited above which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In response to the shrinkage in its volume of business, Insurance Underwriting has been taking steps to reduce its fixed overhead expenses.
The Insurance Underwriting combined ratio was 132.0% in 2012 compared with 129.9% in 2011, reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $7.4 million and $9.2 million for the years ended December 31, 2012 and 2011, respectively; however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 12.3% to $35.5 million for the year ended December 31, 2012 compared with $31.6 million for the year ended December 31, 2011. This increase was primarily driven by the inclusion of IWS in 2012 following its acquisition effective November 16, 2012. See Note 4, "Acquisition," to the Consolidated Financial Statements for further details of the IWS acquisition.
The Insurance Services operating income increased to $3.5 million for the year ended December 31, 2012 compared with $2.1 million for the year ended December 31, 2011. This improvement is derived primarily from higher revenues and operating income as a result of the inclusion of IWS during 2012, as noted above. Insurance Services operating income includes amortization expense of $0.9 million related to its VSA in-force intangible asset.
Net Investment Income
Net investment income decreased to $3.2 million in 2012 compared to $4.1 million in 2011. The decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company incurred net realized gains in 2012 of $1.1 million compared to $1.1 million in 2011. The net realized gains in 2012 resulted from realized gains from the liquidation of equity investments and fixed maturities in Insurance Underwriting offset by realized losses of $0.5 million related to the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock. See Note 7, "Investment in Investee," to the Consolidated Financial Statements for further details of the Atlas common stock sale. The net realized gains in 2011 primarily resulted from the liquidation of fixed maturities in Insurance Underwriting.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairments related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012. The Company did not incur impairment losses for the year ended December 31, 2011 related to investment in investee and other investments. There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the years ended December 31, 2012 and December 31, 2011.
(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $9.2 million in 2012 compared to a gain of $25.9 million in 2011. The 2012 loss is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units. The 2011 gain reflects a decrease in fair values, primarily during the second and third quarters of 2011, of the Company's outstanding debt.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $8.6 million in 2012 compared to $12.6 million in 2011. The decrease was primarily due to $0.9 million more of professional fees, including outside legal and audit fees, recorded in 2011 than in 2012; $1.1 million more of write-off, depreciation, and amortization of computer hardware and software in 2011 than in 2012; and $1.9 million more of general and administrative expenses recorded in 2011 than 2012.
Interest Expense
Interest expense for 2012 was $7.6 million compared to $7.5 million in 2011. The increase is the result of higher interest rates on the Company's subordinated debt in 2012 compared to 2011.
Goodwill Impairment
We incurred a goodwill impairment charge of $2.8 million in the fourth quarter of 2011 resulting from our annual review of goodwill recoverability. Based on our assessment, we concluded that the carrying value of the Itasca acquisition goodwill exceeded its fair value. See Note 10, "Goodwill," to the Consolidated Financial Statements for further details.
Gain on Buy-Back of Debt
As more fully described in Note 5, "Discontinued Operations, Disposition and Reacquisition," to the Consolidated Financial Statements, during 2012, Hamilton Risk Management Company purchased a note payable from a third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million. During 2011, Kingsway 2007 General Partnership purchased and canceled $11.4 million par value of its senior unsecured debentures with a carrying value of $11.3 million for $10.7 million, recording a gain of $0.6 million.
Equity in Net (Loss) Income of Investee
At December 31, 2012, the Company has a 63.3% common equity interest in Atlas, a financial services holding company. In 2012 we recorded a loss of $1.0 million from this investment. In 2011, the Company recorded income of $0.4 million from this investment. See Note 7, "Investment in Investee," to the Consolidated Financial Statements for further details.
Income Tax Expense (Benefit)
Income tax expense on continuing operations for 2012 was $3.0 million compared to income tax benefit of $0.2 million in 2011. The increase in income tax expense for 2012 is primarily attributable to a tax benefit recorded in 2011 for a loss carryback; an increase in the change in unrecognized tax benefits recorded in 2012; and a decrease in the tax expense recorded in 2012 compared to 2011 related to indefinite life intangibles.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2012, we held cash and cash equivalents and investments with a carrying value of $168.8 million. As of December 31, 2012, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
As of December 31 (in millions of dollars, except for percentages)

Type of investment	2012	% of Total	2011	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	24.9	14.8%	46.8	23.1%
Canadian government	3.8	2.2%	3.8	1.9%
States municipalities and political subdivisions	7.3	4.3%	8.5	4.2%
Mortgage-backed	5.0	2.9%	6.2	3.0%
Asset-backed securities and collateralized mortgage obligations	1.1	0.6%	6.4	3.2%
Corporate	37.4	22.2%	22.0	10.8%
Total fixed maturities	79.5	47.0%	93.7	46.2%
Equity investments	3.6	2.1%	3.0	1.5%
Limited liability investments	2.3	1.4%	0.1	—%
Other investments	2.0	1.2%	0.5	0.2%
Short-term investments	0.6	0.4%	20.2	10.0%
Total investments	88.0	52.1%	117.5	57.9%
Cash and cash equivalents	80.8	47.9%	85.5	42.1%
Total	168.8	100.0%	203.0	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2012 and 2011.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As of December 31 (in millions of dollars)

	2012	% of Total	2011	% of Total
Due in less than one year	16.3	20.5%	43.8	46.7%
Due in one through five years	56.2	70.7%	35.7	38.1%
Due after five through ten years	2.1	2.6%	4.4	4.7%
Due after ten years	4.9	6.2%	9.8	10.5%
Total	79.5	100.0%	93.7	100.0%

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

At December 31, 2012, 91.2% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given our U.S. operations typically invest in U.S. dollar denominated instruments and own a relatively insignificant investment in equity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates.
Because the investments portfolio is comprised of primarily fixed maturity instruments that are usually held to maturity, periodic changes in interest rate levels generally impact our financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market value of the existing fixed maturities will generally decrease. The reverse is true during periods of declining interest rates.
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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at December 31, 2012 and 2011, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 83.8% of those investments rated 'A' or better at December 31, 2012. The increase in BBB/Baa rated instruments is due to reinvestment of cash into fixed maturities and is not due to rating downgrades. These investment grade fixed maturities purchased during 2012 provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities
As of December 31

Rating (S&P/Moody's)	2012	2011
AAA/Aaa	45.2%	77.7%
AA/Aa	15.8	14.3
A/A	22.8	7.1
Percentage rated A/A2 or better	83.8%	99.1%
BBB/Baa	16.2	0.9
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairments related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012. The Company did not incur impairment losses

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

for the year ended December 31, 2011 related to investment in investee and other investments. There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the years ended December 31, 2012 and 2011.
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
At December 31, 2012, the gross unrealized losses for fixed maturities and equity investments amounted to $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of December 31, 2012 and December 31, 2011, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLC's") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLC's and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to its limited liability investments at December 31, 2012 and 2011.
TABLE 5 Limited liability investments
As of December 31 (in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	2012	2012	2011
Real estate held through LLC	—	1.0	—
Real estate held through LP	3.7	1.2	—
Other	—	0.1	0.1
Total	3.7	2.3	0.1

PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Property and casualty unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses.
Tables 6 and 7 present distributions, by line of business, of the provision for property and casualty unpaid loss and loss adjustment expenses gross and net of external reinsurance, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in millions of dollars)

Line of Business	2012	2011
Non-standard automobile	80.3	93.5
Commercial automobile	19.9	22.4
Other	2.9	4.4
Total	103.1	120.3
TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in millions of dollars)

Line of Business	2012	2011
Non-standard automobile	75.6	93.3
Commercial automobile	19.1	22.3
Other	2.9	4.4
Total	97.6	120.0
Non-Standard Automobile
At December 31, 2012 and 2011, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $80.3 million and $93.5 million, respectively. The decrease is due to the reduction in the volume of non-standard automobile premium written and an acceleration of claim payments which more than offset the addition of $10.3 million to property and casualty unpaid loss and loss adjustment expenses resulting from prior years' adverse development in 2012.
Commercial Automobile
At December 31, 2012 and 2011, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $19.9 million and $22.4 million, respectively. This decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off, offset by the addition of $3.5 million related to property and casualty unpaid loss and loss adjustment expenses resulting from prior years' adverse development in 2012. Further information regarding Amigo and UCC is discussed within "Liquidity and Capital Resources" below.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2012 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2007 & prior	(0.9)	1.3	(0.3)	0.1
2008	2.2	0.6	0.1	2.9
2009	1.0	0.2	0.6	1.8
2010	5.0	1.0	(0.4)	5.6
2011	3.0	0.5	(0.1)	3.4
Total	10.3	3.6	(0.1)	13.8

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

For the year ended December 31, 2011 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2006 & prior	(1.1)	0.4	(0.2)	(0.9)
2007	(0.4)	0.4	(0.6)	(0.6)
2008	0.7	1.6	(0.5)	1.8
2009	0.5	0.1	—	0.6
2010	6.3	0.6	0.1	7.0
Total	6.0	3.1	(1.2)	7.9
The net movements in prior years' provisions for property and casualty unpaid loss and loss adjustment expenses, net of reinsurance, for the years ended December 31, 2012 and 2011 were increases of $13.8 million and $7.9 million, respectively. Table 8 identifies the relative contribution of the increases / (decreases) in the provisions for property and casualty unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.
In 2012, the majority of the unfavorable development is attributable to an increase in unpaid loss and loss adjustment expenses of $11.4 million at Amigo and Mendota as part of the Company's September 17, 2012 announcement that it was restructuring its Insurance Underwriting and Insurance Services segments. The remaining adverse development in 2012 is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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
Cash Flows
During 2012, the net cash used in operating activities as reported on the consolidated statements of cash flows was $46.7 million. This use of cash can be explained primarily by the net loss of $53.3 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $17.4 million offset by a number of smaller sources of cash.
During 2012, the net cash provided by investing activities as reported on the consolidated statements of cash flows was $46.0 million. This source of cash was driven by net cash acquired of $14.9 million from the acquisition of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. and proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During 2012, the net cash used in financing activities as reported on the consolidated statements of cash flows was $3.9 million. This use of cash is primarily attributed to the repayment of notes payable of $2.4 million as further discussed in Note 5, "Discontinued Operations, Disposition and Reacquisition," to the Consolidated Financial Statements, and the repayment of the $1.7 million principal balance of the 6% Senior unsecured debentures, which matured on July 11, 2012.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2012 was $4.7 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2012, with the exception of Maison, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.

As of December 31, 2012, the Company has $27.0 million principal value of outstanding debt due February 1, 2014. In January of 2013, the Company repurchased $0.6 million principal value of this debt, leaving $26.4 million principal value outstanding. On February 12, 2013, Kingsway announced the sale of 2,625,000 shares of the common stock of Atlas for approximately $13.8 million of proceeds net of estimated transaction costs. While this sale of Atlas common stock added substantially to the Company's liquidity, the Company still does not have the funds necessary to both retire the remaining $26.4 million of principal value of debt due on February 1, 2014 as well as meet all of its other continuing obligations. In the event that funds available to the Company are inadequate to service its obligations, specifically the retirement of the remaining $26.4 million principal value of debt due February 1, 2014, the Company would need to raise capital, sell additional assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and continue to satisfy regulatory capital requirements at its insurance underwriting subsidiaries, though there can be no assurance that it will be able to meet its outstanding debt obligation due February 1, 2014.
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
Throughout 2012 and 2011, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of December 31, 2012, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 51.8% and 28.2%, respectively. These ratios have been calculated based on the consolidated financial statements prepared in accordance with U.S. GAAP, under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. During 2012, the Company did not buy-back any of its outstanding debt. During 2011, the Company repurchased $11.4 million (C$10.8 million) of par value of senior unsecured debentures maturing in 2012. For further detail related to the Company's debt, see "Debt" below and Note 15, "Debt," to the Consolidated Financial Statements.
Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2012, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Amigo, exceeded the 200% threshold.
As of December 31, 2012, Amigo's RBC was 157%, which is at the company action level, as defined by the NAIC. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval. The successful achievement of any run-off plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company and Amigo expect that they will take all necessary steps to comply with the provisions of the run-off plan.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Kingsway previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2012, UCC's RBC was 478%.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of December 31, 2012, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.
DEBT
Canadian Senior Debenture Offering
On July 10, 2007, a general partnership of the Company, Kingsway 2007 General Partnership, issued C$100.0 million Senior Unsecured Debentures at 6% due on July 11, 2012. These debentures bore interest at a fixed rate of 6% per annum payable semi-annually from the date of issuance until July 11, 2012. Interest payments were made on January 10 and July 10 of each year, commencing January 10, 2008. The net proceeds to the Company amounted to C$99.2 million. The debentures were unconditionally guaranteed by the Company and its subsidiary, Kingsway America Inc. ("KAI").
Pursuant to the debt buy-back initiative previously mentioned, Kingsway 2007 General Partnership repurchased and retired most of the originally issued par value. On July 11, 2012, Kingsway 2007 General Partnership redeemed the remaining outstanding principal balance of C$1.7 million.
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
Pursuant to the debt buy-back initiative previously mentioned, KAI has repurchased and retired most of the originally issued par value, and, as of December 31, 2012 and 2011, only $27.0 million par value of this issue remains outstanding.
LROC Preferred Units
On July 14, 2005, Kingsway Linked Return of Capital Trust ("KLROC Trust") completed its public offering of C$78.0 million of 5.00% LROC preferred units due June 30, 2015 of which the Company was a promoter. KLROC Trust's net proceeds of the public offering was C$74.1 million.
Beginning in 2009, KFS Capital LLC ("KFS Capital"), an affiliate of the Company, began purchasing LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid ("the KLROC Offer") to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2012 and 2011, the Company's outstanding obligation is C$15.8 million.
Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity. During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2012, deferred interest payable of $8.3 million is included in accrued expenses

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

and other liabilities in the consolidated balance sheets. The cash interest due in 2016 at the end of the 20-quarter deferral period is subject to changes in LIBOR over the deferral period.
CERTAIN PAYMENTS PROJECTED BY PERIOD
Table 9 summarizes certain payments projected by period, including debt maturities, interest payments on outstanding debt, future minimum payments under operating leases and the provision for unpaid loss and loss adjustment expenses. Interest payments in Table 9 related to the subordinated debt reflect the interest deferral described in the "Subordinated Debt" section above and assume LIBOR remains constant throughout the projection period.
Our provision for unpaid loss and loss adjustment expenses does not have contractual payment dates. In Table 9 below, we have included a projection of when we expect our unpaid loss and loss adjustment expenses to be paid, based on historical payment patterns. The exact timing of the payment of unpaid loss and loss adjustment expenses cannot be predicted with certainty. We maintain an investments portfolio with varying maturities and a substantial amount in short-term investments to provide adequate cash flows for the projected payments in Table 9. The unpaid loss and loss adjustment expenses in Table 9 have not been reduced by amounts recoverable from reinsurers.
TABLE 9 Certain payments projected by period
As of December 31, 2012 (in millions of dollars)

	2013	2014	2015	2016	2017	Thereafter	Total
Senior unsecured debentures	—	27.0	—	—	—	—	27.0
Subordinated debt	—	—	—	—	—	90.5	90.5
LROC preferred units	—	—	15.9	—	—	—	15.9
Total debt	—	27.0	15.9	—	—	90.5	133.4
Interest payments on outstanding debt	4.4	3.4	1.2	25.8	4.1	63.1	102.0
Unpaid loss and loss adjustment expenses	60.4	23.9	11.4	5.6	2.8	2.5	106.6
Future minimum lease payments	4.5	4.0	2.7	2.0	1.5	1.2	15.9
Total	69.3	58.3	31.2	33.4	8.4	157.3	357.9
OFF-BALANCE SHEET ARRANGEMENT
As of December 31, 2012 and 2011, the Company does not engage in any off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA LLP
Grand Rapids, Michigan
March 22, 2013

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2012	December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $77,858 and $91,344, respectively)	$79,534	$93,651
Equity investments, at fair value (cost of $2,305 and $2,689, respectively)	3,548	2,960
Limited liability investments	2,333	97
Other investments, at cost which approximates fair value	2,000	488
Short-term investments, at cost which approximates fair value	585	20,334
Total investments	88,000	117,530
Cash and cash equivalents	80,813	85,486
Investment in investee	41,733	48,592
Accrued investment income	2,263	1,999
Premiums receivable, net of allowance for doubtful accounts of $4,040 and $3,653, respectively	35,598	28,732
Service fee receivable	15,173	12,947
Other receivables, net of allowance for doubtful accounts of $1,002 and $806, respectively	4,750	6,322
Reinsurance recoverable	8,557	697
Prepaid reinsurance premiums	7,316	2,024
Deferred acquisition costs, net	14,102	8,116
Income taxes recoverable	—	8,134
Property and equipment, net of accumulated depreciation of $22,887 and $27,736, respectively	2,709	13,040
Goodwill	8,421	510
Intangible assets, net of amortization of $19,263 and $18,304, respectively	50,583	39,121
Other assets	4,045	831
Asset held for sale	8,737	—
TOTAL ASSETS	$372,800	$374,081
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses:
Property and casualty	$103,116	$120,258
Vehicle service agreements	3,448	—
Total unpaid loss and loss adjustment expenses	106,564	120,258
Unearned premiums	45,047	39,423
Reinsurance payable	4,956	1,913
LROC preferred units	13,655	8,845
Senior unsecured debentures	23,730	28,337
Subordinated debt	23,774	16,432
Deferred income tax liability	3,054	2,653
Notes payable	—	2,418
Deferred service fees	48,987	11,128
Income taxes payable	2,879	—
Accrued expenses and other liabilities	34,740	26,269
TOTAL LIABILITIES	$307,386	$257,676
EQUITY
Common stock, no par value; unlimited number authorized; 13,148,971 and 13,086,471 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$296,621	$296,489
Additional paid-in capital	15,757	15,403
Accumulated deficit	(262,069)	(201,208)
Accumulated other comprehensive income	14,762	12,749
Shareholders' equity attributable to common shareholders	65,071	123,433
Noncontrolling interests in consolidated subsidiaries	343	(7,028)
TOTAL EQUITY	65,414	116,405
TOTAL LIABILITIES AND EQUITY	$372,800	$374,081
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2012	2011
Revenue:
Net premiums earned	$114,937	$156,382
Service fee and commission income	35,491	31,607
Net investment income	3,179	4,083
Net realized gains	1,084	1,095
Other-than-temporary impairment loss	(2,703)	—
(Loss) gain on change in fair value of debt	(9,234)	25,876
Other income	7,617	9,504
Total revenues	150,371	228,547
Expenses:
Loss and loss adjustment expenses	100,184	143,145
Commissions and premium taxes	15,422	24,305
General and administrative expenses	73,931	77,936
Restructuring expense	1,980	—
Interest expense	7,638	7,478
Amortization of intangible assets	959	73
Goodwill impairment	—	2,830
Total expenses	200,114	255,767
Loss before gain on buy-back of debt, equity in net (loss) income of investee and income tax expense (benefit)	(49,743)	(27,220)
Gain on buy-back of debt	500	556
Equity in net (loss) income of investee	(1,018)	417
Loss from continuing operations before income tax expense (benefit)	(50,261)	(26,247)
Income tax expense (benefit)	3,017	(169)
Loss from continuing operations	(53,278)	(26,078)
Loss on disposal of discontinued operations, net of taxes	—	(1,293)
Net loss	$(53,278)	$(27,371)
Less: net loss attributable to noncontrolling interests in consolidated subsidiaries	(1,195)	(7,233)
Net loss attributable to common shareholders	$(52,083)	$(20,138)
Loss per share - continuing operations:
Basic:	$(4.05)	$(1.99)
Diluted:	$(4.05)	$(1.99)
Loss per share – net loss:
Basic:	$(4.05)	$(2.09)
Diluted:	$(4.05)	$(2.09)
Weighted average shares outstanding (in ‘000s):
Basic:	13,149	13,086
Diluted:	13,149	13,086
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2012	2011

Net loss	$(53,278)	$(27,371)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(656)	320
Reclassification adjustment for losses included in net loss	997	614
Foreign currency translation adjustments	565	460
Equity in other comprehensive income (loss) of investee	895	(1,537)
Loss on cash flow hedge	—	(1,267)
Other comprehensive income (loss)	1,801	(1,410)
Comprehensive loss	$(51,477)	$(28,781)
Less: comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	(1,159)	(6,985)
Comprehensive loss attributable to common shareholders	$(50,318)	$(21,796)
(1) Net of income tax expense (benefit) of $0 in 2012 and 2011

See accompanying notes to Consolidated Financial Statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance, January 1, 2011	$296,139	$15,440	$(181,070)	$14,407	$144,916	$(43)	$144,873
Net loss	—	—	(20,138)	—	(20,138)	(7,233)	(27,371)
Other comprehensive (loss) income	—	—	—	(1,658)	(1,658)	248	(1,410)
Common shares issued	350	—	—	—	350	—	350
Forfeited options	—	(738)	—	—	(738)	—	(738)
Stock option expense	—	701	—	—	701	—	701
Balance, December 31, 2011	$296,489	$15,403	$(201,208)	$12,749	$123,433	$(7,028)	$116,405
Reacquisition of subsidiary from noncontrolling interest	—	—	(8,778)	248	(8,530)	8,530	—
Net loss	—	—	(52,083)	—	(52,083)	(1,195)	(53,278)
Other comprehensive income	—	—	—	1,765	1,765	36	1,801
Common shares issued	132	—	—	—	132	—	132
Forfeited options	—	(205)	—	—	(205)	—	(205)
Stock option expense	—	559	—	—	559	—	559
Balance, December 31, 2012	$296,621	$15,757	$(262,069)	$14,762	$65,071	$343	$65,414

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2012	2011
Cash provided by (used in):
Operating activities:
Net loss	$(53,278)	$(27,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations	—	1,293
Equity in net loss (income) of investee	1,018	(417)
Equity in net loss of limited liability investments	54	3
Depreciation and amortization	2,955	2,271
Stock based compensation expense, net of forfeitures	354	(37)
Net realized gains	(1,084)	(1,095)
Loss (gain) on change in fair value of debt	9,234	(25,876)
Deferred income taxes	1,085	3,423
Other than temporary impairment loss	2,703	—
Goodwill impairment	—	2,830
Amortization of fixed maturities premiums and discounts	3,624	890
Realized gain on buy-back of debt	(500)	(556)
Changes in operating assets and liabilities, net of effects of acquisition of IWS:
Premiums and service fee receivable	(9,092)	13,704
Reinsurance recoverable	(7,860)	7,955
Deferred acquisition costs	(903)	5,836
Income taxes recoverable	8,134	9,857
Funds held in escrow	—	22,259
Unpaid loss and loss adjustment expenses	(17,359)	(54,450)
Unearned premiums	5,624	(27,456)
Reinsurance payable	3,043	912
Deferred service fees	2,098	(72)
Other, net	3,454	(10,017)
Net cash used in operating activities	(46,696)	(76,114)
Investing activities:
Proceeds from sale and maturities of fixed maturities	78,876	161,042
Proceeds from sales of equity investments	2,459	550
Proceeds from sales of investment in investee	4,024	—
Purchase of fixed maturities	(49,430)	(127,780)
Purchase of equity investments	—	(1,420)
Acquisition of limited liability investments	(2,403)	(100)
Purchase of other investments	(2,000)	—
Net purchases of short-term investments	(250)	(1,976)
Acquisition of business, net of cash acquired	14,859	—
Net purchases of property and equipment and intangible assets	(170)	(1,344)
Net cash provided by investing activities	45,965	28,972
Financing activities:
Common stock issued	132	350
(Payments) proceeds from issuance of notes payable	(2,418)	2,418
Redemption of senior unsecured debentures	(1,656)	(10,707)
Net cash used in financing activities	(3,942)	(7,939)
Net decrease in cash and cash equivalents	(4,673)	(55,081)
Cash and cash equivalents at beginning of period	85,486	140,567
Cash and cash equivalents at end of period	$80,813	$85,486

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$4,487	$4,525
Income taxes	$(7,956)	$(13,098)
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a holding company and is primarily engaged, through its subsidiaries, in the property and casualty insurance business.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting status:
Effective July 1, 2011, the Company ceased to be a "foreign private issuer," as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers. As a result, the Company was required to prepare and file its Annual Report on Form 10-K effective for the fiscal year ended December 31, 2011. Our Annual Reports were previously filed on Form 40-F.
The accompanying information in the 2012 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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
The consolidated financial statements are prepared as of December 31, 2012 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly, with the jurisdiction of incorporation indicated in brackets: 1347 Advisors LLC ("1347 Advisors") (Delaware); 1347 Capital LLC (Delaware); Appco Finance Corporation (Pennsylvania); American Country Underwriting Agency Inc. (Illinois); ARM Holdings, Inc. (Illinois); Assigned Risk Solutions Ltd. ("ARS") (New Jersey); Auto Underwriters Holdings LLC (Delaware); Boston General Agency, Inc. (Texas); Hamilton Risk Management Company ("Hamilton") (Florida); Insurance Management Services Inc. (Florida); IWS Acquisition Corporation ("IWS") (Florida); KAI Advantage Auto, Inc. ("Advantage Auto") (Illinois); KFS Capital LLC ("KFS Capital") (Delaware); Kingsway 2007 General Partnership (Delaware); Kingsway 2009 LLC (Delaware); Kingsway America II Inc. (Delaware); Kingsway America Inc. ("KAI") (Delaware); Kingsway America Agency Inc. (Illinois); Kingsway Amigo Insurance Company ("Amigo") (Florida); Kingsway General Insurance Company (Ontario); Kingsway LGIC Holdings, LLC (Delaware); Kingsway Linked Return of Capital Trust ("KLROC Trust") (Ontario); Kingsway Reinsurance (Bermuda) Ltd. (Bermuda); Kingsway Reinsurance Corporation (Barbados); Maison Insurance Company ("Maison") (Louisiana); Maison Insurance Holdings, Inc. (Delaware); Maison Managers, Inc. (Delaware); Market Solutions Insurance Agency LLC (Delaware); Mattoni Insurance Brokerage, Inc. (Washington); Mendakota Insurance Company ("Mendakota") (Minnesota); Mendota Insurance Agency, Inc. (Texas); Mendota Insurance Company ("Mendota") (Minnesota); MIC Insurance Agency Inc. (Texas); Northeast Alliance Insurance Agency, LLC ("NEA") (Delaware); and Universal Casualty Company ("UCC") (Illinois).

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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred income taxes, valuation of intangible assets, goodwill recoverability, deferred acquisition costs, and fair value assumptions for debt obligations.
(d)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. Effective January 1, 2011, the Company's functional currency is the U.S. dollar since, with the sale of its Canadian insurance subsidiaries, the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary.
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
The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive loss until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligations carried at fair value are included in the consolidated statements of operations.

(e)	Business combinations:
The purchase method of accounting is used to account for the acquisition of subsidiaries or other businesses. The results of acquired subsidiaries or other businesses are included in the consolidated statements of operations from the date of acquisition. The cost of an acquisition is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interest in the net assets of consolidated entities are reported separately in shareholders' equity.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Limited liability investments include investments in limited liability companies and a limited partnership in which the Company's interests are not deemed minor and, therefore, are accounted for under the equity method of accounting. Other investments include mortgage loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized gains.
Dividends and interest income are included in net investment income. Investment income is recorded as it accrues. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
The Company accounts for all financial instruments using trade date accounting.
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of an instrument falls below its cost/amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

(g)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with maturities of three months or less that are readily convertible into cash.

(h)	Investment in investee:
Investment in investee is accounted for using the equity method and is comprised of investments in entities where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. These investments are reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
At each reporting date, and more frequently when conditions warrant, management assesses its investment in investee for potential impairment. If management's assessment indicates that there is objective evidence of impairment, the investee is written down to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use. Write-downs to reflect other-than-temporary impairments in value are included in other-than-temporary impairment loss in the consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies. Prepaid reinsurance premiums are recorded for unearned premiums that have been ceded to other companies.
(k)    Deferred acquisition costs, net:
The Company defers commissions, premium taxes and other underwriting and agency expenses that are directly related to successful efforts to acquire new or existing insurance policies and vehicle service agreements to the extent they are considered recoverable. On January 1, 2012, the Company prospectively adopted Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). Refer to Note 3, "Recently Issued Accounting Standards" for further discussion regarding the adoption of the new standard. Costs deferred on property and casualty insurance products are amortized over the period in which premiums are earned. Costs deferred on vehicle service agreements are amortized as the related revenues are earned. The method followed in determining the deferred acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss and loss adjustment expenses to be incurred as revenues are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred acquisition costs. The Company's deferred acquisition costs are reported net of ceding commissions.

(l)	Income taxes:
The Company and its non-U.S. subsidiaries file separate foreign income tax returns. Kingsway America II Inc. and its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. The Company's U.S. subsidiaries which are not included in the KAI Tax Group file separate federal income tax returns.
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

(m)	Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful to be five to ten years for leasehold improvements; three to ten years for furniture and equipment; three to five years for computer hardware; and two to five years for automobiles.

(n)	Goodwill and intangible assets:
When the Company acquires a subsidiary or other business where it exerts significant influence, the fair value of the net tangible and intangible assets acquired is determined and compared to the amount paid for the subsidiary or business acquired. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.
Goodwill is tested for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, to ensure that its fair value is greater than or equal to the carrying value. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Intangible assets with indefinite useful lives are not subject to amortization and are tested for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, to ensure that fair values are greater than or equal to carrying values. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.
(o)    Unpaid loss and loss adjustment expenses:
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses, including investigation. Unpaid loss and loss adjustment expenses are determined using case-basis evaluations and statistical analyses, including industry loss data, and represent estimates of the ultimate cost of all claims incurred through the balance sheet date. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary, and such adjustments are included in current operations and accounted for as changes in estimates.
(p)    Debt:
The Company's Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence. Changes in fair value are reported in the consolidated statements of operations as (loss) gain on change in fair value of debt.
(q)    Revenue recognition:
Premium revenue and unearned premiums
Premium revenue is recognized on a pro rata basis over the terms of the respective policy contracts. Unearned premiums represent the portion of premiums written that are applicable to the unexpired terms of policies in force.
Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income. Revenue from policy fees is deferred and recognized over the terms of the respective policy contracts, with revenue reflected in other income.
The reinsurers' share of unearned premiums is recognized as amounts recoverable using principles consistent with the Company's method for determining the unearned premium liability.
Service fee and commission income and deferred service fees
Service fee and commission income represents policy and claim service fees and vehicle service agreement fees based on terms of various agreements with insurance partners, state agencies and credit unions.
Policy and claim service fees are earned over the period of the administration of the related policies and claims. This earning pattern is based on actuarial data and historical experience.
Vehicle service agreement fees include the administrative fees from the sale of vehicle service agreements as well as the fees to administer future claims. The administrative fee component is recognized in proportion to the costs incurred in acquiring and administering the vehicle service agreements. The claims fee component is earned over the life of the vehicle service agreements based on the greater of expected claims or actual claims experience.
The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
(s)    Net loss per share:
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by giving effect to the potential dilution that could occur if stock options were exercised and converted into common shares during the year. Shares issued under restricted stock awards are included in basic shares upon issuance of the awards even though the vesting of shares will occur over time.
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
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
Adoption of New Accounting Standards:
In October 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-26. The amendments in ASU 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments also clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this new accounting standard effective January 1, 2012 on a prospective basis. Refer to Note 9, "Deferred Acquisition Costs," for further discussion regarding the impact of this new standard to the Company.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements. It requires the categorization by level of the fair value hierarchy for items that are not measured at fair value in the consolidated balance sheets but for which the fair value is required to be disclosed. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard became effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Effective January 1, 2012, the Company adopted ASU 2011-04, and the adoption of the new standard did not have a material impact on the consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The standard became effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption permitted. The standard amends Accounting Standards Codification Topic 350, Intangibles-Goodwill and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Other, and gave companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Effective January 1, 2012, the Company adopted ASU 2011-08, and the adoption did not have an impact on our consolidated financial statements.
Accounting Standard Not Yet Adopted:
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
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  This ASU is effective prospectively in the first quarter of 2013, and is not expected to have a material effect on our results of operations or financial position.

NOTE 4 ACQUISITION
Effective November 16, 2012, the Company's subsidiary, IWS, acquired certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. in a highly structured transaction for total consideration consisting of approximately $4.9 million in cash, future contingent payments and common equity in a newly formed entity. The consolidated statements of operations include the earnings of IWS from the date of acquisition. At the time that the Company entered into the transaction, the Company determined that the acquisition did not meet the definition of a material transaction requiring disclosure on Form 8-K. As a result, no supplemental proforma revenue and earnings information for the year ended December 31, 2012 related to the acquisition has been included in this Note 4.

IWS is based in Florida and is a provider of after-market vehicle protection services distributed by credit unions throughout the United States and Puerto Rico to their members. The acquisition allows the Company to benefit from the institutional knowledge of the credit unions' vehicle loan programs and expand into the vehicle protection service business.

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2012, the Company began its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $7.9 million was recognized in addition to $12.4 million of separately identifiable intangible assets. Of this amount, $8.7 million of separately identifiable intangible assets related to this acquisition resulted from the valuations of acquired database, customer-related relationships, trade name and non-compete agreement. An additional $3.7 million of separately identifiable intangible assets resulted from the valuation of vehicle service agreements in-force ("VSA in-force"). The $12.4 million is included in intangible assets in the consolidated balance sheets. Refer to Note 11, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed includes $3.9 million related to present value of future contingent payments, which is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The maximum the Company can pay in future contingent payments is $11.1 million, on an undiscounted basis. The contingent payments are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
November 16, 2012
Cash and cash equivalents	$19,799
Other tangible assets	8,964
Goodwill	7,911
Intangible assets	12,421
Total assets	$49,095

Unpaid loss and loss adjustment expenses	3,665
Deferred service fees	35,761
Accrued expenses and other liabilities	4,729
Total liabilities	$44,155

Purchase price	$4,940

NOTE 5 DISCONTINUED OPERATIONS, DISPOSITION AND REACQUSITION

(a)	Discontinued Operations
American Service Insurance Company ("American Service"), American Country Insurance Company ("American Country"), Southern United Fire Insurance Company ("Southern United") and Jevco Insurance Company ("Jevco") were disposed of in 2010 and have been classified as discontinued operations. The results of their operations are reported separately for all periods presented.
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
As a result of the disposal of American Country, American Service and Southern United, the Company recognized an after-tax gain of zero and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Jevco:
On January 25, 2010, the Company entered into a definitive purchase agreement with The Westaim Corporation (“Westaim”) to sell all of the issued and outstanding shares of Jevco to Westaim. On March 29, 2010, after receipt of all required regulatory approvals, the sale was completed for a purchase price of C$263.3 million subject to certain future contingent adjustments. The contingent adjustments included up to a C$20.0 million decrease in the purchase price relating to specific future adverse development in Jevco's provision for unpaid loss and loss adjustment expenses at the end of 2012. On March 31, 2011, the Company settled the C$20.0 million contingent adjustments related to the Jevco transactions for C$17.8 million, recording a pre-tax loss of $2.3 million. As a result of the disposal of Jevco, the Company realized an after-tax loss of zero and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

(b)	Disposition
Hamilton:
On March 30, 2011, the Company's subsidiary, KAI, sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton and its subsidiaries, including Amigo, to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia representing a 40% economic interest. A third-party and members of the Hamilton management team held Class A partnership interests in Acadia representing a 60% economic interest. KAI acted as the general partner of Acadia. As general partner, KAI controlled the policies and financial affairs of Hamilton; therefore, Kingsway continued to consolidate the financial statements of Hamilton. During the second quarter of 2011, HRM Acquisition Corp. merged into Hamilton.
As a result of this transaction, as of December 31, 2011, Hamilton had notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. The notes bore interest at 2% annually. On August 14, 2012, Hamilton repaid the note payable from the third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million. On August 31, 2012, Hamilton repaid the notes payable from the members of the Hamilton management team with a carrying value of $0.2 million for $0.2 million, recording a gain of zero.

(c)	Reacquisition
Hamilton:
On August 14, 2012 and August 31, 2012, Hamilton repurchased the Class A partnership interests held by the third-party and members of the Hamilton management team, respectively. The Company recorded no gain or loss related to the repurchase of the Class A partnership interests. During the third quarter of 2012, KAI contributed the $10.0 million promissory note due March 30, 2014 and the $5.0 million junior promissory note due March 30, 2016 to HRM, thereby extinguishing the notes. As a result of these transactions, Acadia was dissolved, liquidated and wound down, with all assets being distributed to its sole member, KAI, thereby resulting in Hamilton becoming a wholly owned subsidiary of KAI.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 6 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments at December 31, 2012 and December 31, 2011 are summarized in the tables shown below:

(in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,954	$962	$1	$24,915
Canadian government	3,822	—	40	3,782
States municipalities and political subdivisions	7,158	187	—	7,345
Mortgage-backed	4,850	193	—	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	8	—	1,092
Corporate	36,990	391	24	37,357
Total fixed maturities	$77,858	$1,741	$65	$79,534
Equity investments	2,305	1,256	13	3,548
Total investments	$80,163	$2,997	$78	$83,082

(in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$45,316	$1,498	$—	$46,814
Canadian government	3,788	57	55	3,790
States municipalities and political subdivisions	8,195	269	—	8,464
Mortgage-backed	5,958	222	3	6,177
Asset-backed securities and collateralized mortgage obligations	6,414	40	6	6,448
Corporate	21,673	397	112	21,958
Total fixed maturities	$91,344	$2,483	$176	$93,651
Equity investments	2,689	287	16	2,960
Total investments	$94,033	$2,770	$192	$96,611

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The table below summarizes the Company's fixed maturities at December 31, 2012 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,303	$16,347
Due after one year through five years	55,031	56,267
Due after five years through ten years	1,850	2,067
Due after ten years	4,674	4,853
Total	$77,858	$79,534
Gross realized gains and losses on fixed maturities and equity instruments for the years ended December 31, 2012 and 2011 were as follows:

(in thousands)	Years ended December 31,
	2012	2011
Gross gains	$1,654	$1,107
Gross losses	(74)	(12)
Total	$1,580	$1,095
The following tables highlight the aggregate unrealized loss position, by investment type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2012 and 2011. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,612	$1	$—	$—	$4,612	$1
Canadian government	3,782	40	—	—	3,782	40
Mortgage-backed	—	—	267	—	267	—
Corporate	4,169	14	—	10	4,169	24
Total fixed maturities	$12,563	$55	$267	$10	$12,830	$65
Equity investments	8	1	38	12	46	13
Total	$12,571	$56	$305	$22	$12,876	$78

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,500	$—	$—	$—	$7,500	$—
Canadian government	1,105	55	—	—	1,105	55
Mortgage-backed	1,026	3	—	—	1,026	3
Asset-backed securities and collateralized mortgage obligations	2,252	6	—	—	2,252	6
Corporate	178	10	1,893	102	2,071	112
Total fixed maturities	$12,061	$74	$1,893	$102	$13,954	$176
Equity investments	224	16	—	—	224	16
Total	$12,285	$90	$1,893	$102	$14,178	$192
Fixed maturities and equity investments contain approximately 19 and 12 individual investments that were in unrealized loss positions as of December 31, 2012 and 2011, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were write-downs for other-than-temporary impairment related to other investments of $0.5 million and zero for the years ended December 31, 2012 and 2011, respectively. There were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the years ended December 31, 2012 and 2011. There were no other-than-temporary losses recognized in other comprehensive income (loss) for the years ended December 31, 2012 and 2011.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of December 31, 2012 and December 31, 2011, the carrying value of limited liability investments totaled $2.3 million and $0.1 million, respectively. At December 31, 2012, the Company has unfunded commitments totaling $3.7 million to fund limited liability investments.
Other investments include mortgage loans and are reported at their unpaid principal balance. As of December 31, 2012 and December 31, 2011, the carrying value of other investments totaled $2.0 million and $0.5 million, respectively.
Net investment income for the years ended December 31, 2012 and 2011, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2012	2011
Investment income
Interest from fixed maturities	$2,262	$2,979
Dividends	991	959
Loss from limited liability investments	(54)	(3)
Other	427	457
Gross investment income	$3,626	$4,392
Investment expenses	(447)	(309)
Net investment income	$3,179	$4,083

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the preferred and restricted voting common stock of Atlas and is accounted for under the equity method. The Company's investment in Atlas is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate voting and equity percentages at December 31, 2012 and December 31, 2011 were as follows:

(in thousands, except for percentages)
	December 31, 2012				December 31, 2011
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	30.0%	63.3%	$38,758	$41,733	30.0%	75.1%	$44,340	$48,592

The fair values of the Company's investment in Atlas at December 31, 2012 and December 31, 2011 in the table above are calculated based on the published closing prices of Atlas at September 30, 2012 and September 30, 2011, respectively, to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in Atlas based on the published closing price of Atlas at December 31, 2012 is $42.6 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Equity in net (loss) income of investee was a loss of $1.0 million and income of $0.4 million, for the years ended December 31, 2012 and 2011, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.9 million for the year ended December 31, 2012 for the Company's pro rata share of its investee's accumulated other comprehensive income.
During 2012, the Company performed an impairment review of its investment in Atlas which considered the current valuation and operating results of Atlas. Based upon this review, the Company recorded a write-down for other-than-temporary impairment related to investment in investee of $2.2 million for the year ended December 31, 2012.
Summarized financial information for Atlas is presented below at September 30, 2012 and December 31, 2011. To be consistent with the three-month lag in reporting, total revenue and net income (loss) is presented below for the nine months ended September 30, 2012 and three months ended December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Total assets	$169,943	$172,173
Total liabilities	$110,840	$115,919
Total revenue	$29,940	$11,216
Net income (loss)	$1,922	$3,025

During the fourth quarter of 2012, the Company sold 2,142,454 shares of Atlas common stock. The Company received proceeds of $4.0 million and realized losses of $0.5 million from the sales. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. Net of commissions and certain transaction expenses, the Company received proceeds of $14.1 million from the sale during the first quarter of 2013. The Company expects to incur approximately $0.3 million of additional expenses related to the transaction.

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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. The Company also purchases excess of loss reinsurance to protect against awards in excess of our policy limits. In addition, the Company purchases quota-share reinsurance to increase its capacity to underwrite additional insurance risks.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2012 and 2011 are summarized as follows:

(in thousands)	Years ended December 31,
	2012	2011
Ceded premiums written	$30,630	$11,543
Ceded premiums earned	25,337	9,519
Ceded loss and loss adjustment expenses	10,923	405
Ceded unpaid loss and loss adjustment expenses	5,478	298
Ceded unearned premiums	7,316	2,024
Ceding commissions	8,621	2,211

The maximum amount of return commission, which would have been due to reinsurers if they or the Company had canceled all of the Company's reinsurance, with the return of the unearned premium, is as follows at December 31, 2012:

		December 31, 2012
	Unearned Premium Reserve	Commission Equity
Assumed	$5,906	$250
Ceded	7,316	2,010
Net	$(1,410)	$(1,760)

The amounts of assumed premiums written were $15.5 million and $12.1 million for the years ended December 31, 2012 and 2011, respectively. The amounts of assumed premiums earned were $13.4 million and $12.5 million for the years ended December 31, 2012 and 2011, respectively.
NOTE 9 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire new or renewal insurance contracts, net of ceding commission income, and vehicle service agreements. Acquisition costs deferred on property and casualty insurance products are amortized over the period in which premiums are earned. Acquisition costs deferred on vehicle service agreements are amortized as the related revenues are earned.
As described in Note 3, "Recently Issued Accounting Standards," the Company adopted ASU 2010-26 effective January 1, 2012 on a prospective basis. The new standard affects the timing of recognition of policy acquisition costs. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. The application of the new standard resulted in capitalized acquisition costs of $23.3 million for the year ended December 31, 2012 compared with $27.0 million if the Company had not adopted the new standard. As a result, the Company recorded $3.7 million more in expense for the year ended December 31, 2012 than it would have had it not adopted the new standard.
The components of deferred acquisition costs and the related amortization expense for the years ended December 31, 2012 and 2011, respectively, is comprised as follows:

(in thousands)	December 31,
	2012	2011
Balance at January 1, net	$8,116	$13,952
Acquisition costs acquired during the year related to purchase of IWS	5,083	—
Additions	23,346	19,818
Amortization	(22,443)	(25,654)
Balance at December 31, net	$14,102	$8,116

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 10 GOODWILL
Goodwill was $8.4 million and $0.5 million at December 31, 2012 and 2011. As further discussed in Note 4, "Acquisition," the Company recorded goodwill of $7.9 million related to the acquisition of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. on November 16, 2012. The Company's goodwill at December 31, 2012 and 2011 is attributable to the Insurance Services segment.
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
The Company tested goodwill associated with each of its reporting units for recoverability at December 31, 2012 and 2011. Based on the assessment performed, the Company concluded that goodwill was recoverable at December 31, 2012.
The Company recorded goodwill of $2.8 million related to the Itasca Financial, LLC ("Itasca") acquisition that occurred in 2010, which was not associated with the Company's two reportable segments as identified in Note 24, "Segmented Information." The Company subsequently concluded that the carrying amount of goodwill related to the Itasca acquisition exceeded its fair value as of December 31, 2011 and, therefore, was not recoverable. As a result, the Company recorded a non-cash goodwill impairment charge of $2.8 million relating to the Itasca goodwill in the consolidated statements of operations for the year ended December 31, 2011. The determination that the fair value of goodwill was less than its carrying value resulted primarily from a decline in the quoted value of Kingsway's common stock as compared to the book value per share of the Company at December 31, 2011.
NOTE 11 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31,
	2012	2011
Intangible assets subject to amortization
Database	$4,907	$—
VSA in-force	2,770	—
Customer-related relationships	3,056	—
Non-compete agreement	66	—
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Trade name	663	—
Intangible assets	$50,583	$39,121
The Company's intangible assets with indefinite useful lives are not amortized. The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Accumulated amortization for these intangibles as of December 31, 2012 and 2011 was $19.3 million and $18.3 million, respectively. Amortization of intangible assets was $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.
As further discussed in Note 4, "Acquisition," the Company recorded $12.4 million of separately identifiable intangible assets, related to acquired VSA in-force, database, customer-related relationships, trade name and non-compete agreement, as part of the acquisition of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc.
The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue. The database and non-compete agreement assets are being amortized on a straight-line basis over ten years and three years, respectively. The customer-related relationships intangible asset is being amortized over 15 years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The insurance licenses, renewal rights and trade name intangible assets have indefinite useful lives and are not amortized. The renewal rights intangible assets, recognized related to the acquisitions of NEA and ARS, were being amortized on a straight-line basis over 10 to 15 years. Effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and, therefore, are no longer being amortized.
The estimated aggregate future amortization expense of all intangible assets is $2.1 million for 2013, $1.5 million for 2014, $1.1 million for 2015, $1.1 million for 2016 and $1.0 million for 2017.
All intangible assets with indefinite useful lives are reviewed at least annually by the Company for impairment. No impairment charges were taken on intangible assets in 2012 or 2011.
NOTE 12 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2012
	Cost	Accumulated Amortization	Carrying Value
Land	$—	$—	$—
Buildings	—	—	—
Leasehold improvements	2,476	2,114	362
Furniture and equipment	4,552	3,713	839
Computer hardware	18,482	16,976	1,506
Automobiles	86	84	2
Total	$25,596	$22,887	$2,709

(in thousands)			December 31, 2011
	Cost	Accumulated Amortization	Carrying Value
Land	$1,984	$—	$1,984
Buildings	1,904	338	1,566
Leasehold improvements	9,324	3,291	6,033
Furniture and equipment	6,562	4,883	1,679
Computer hardware	20,894	19,160	1,734
Automobiles	108	64	44
Total	$40,776	$27,736	$13,040

NOTE 13 ASSET HELD FOR SALE
As of December 31, 2012, property consisting of building and land located in Miami, Florida with a carrying value of $8.7 million was classified as held for sale. The carrying value of the property was less than the appraised value net of estimated selling costs at the time the property was deemed held for sale.

NOTE 14 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a variety of factors. These factors include the Company's experience with similar cases and historical trends involving loss payment patterns, pending levels of unpaid loss and loss adjustment expenses, product mix or concentration, loss severity and loss frequency patterns.
Other factors include the continually evolving and changing regulatory and legal environment; actuarial studies; professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims; the quality of the data used for projection purposes; existing claims management practices including claims-handling and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

(a)	Property and Casualty
The results of the comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2012 and December 31, 2011 were as follows:

(in thousands)		December 31,
	2012	2011
Balance at beginning of period, gross	$120,258	$174,708
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	298	7,974
Balance at beginning of period, net	119,960	166,734
Incurred related to:
Current year	85,565	135,238
Prior years	13,829	7,907
Paid related to:
Current year	(51,670)	(84,718)
Prior years	(70,046)	(105,201)
Balance at end of period, net	97,638	119,960
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,478	298
Balance at end of period, gross	$103,116	$120,258
The results for the years ended December 31, 2012 and 2011, were adversely affected by the evaluation of property and casualty unpaid loss and loss adjustment expenses related to prior years.
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $13.8 million in 2012 compared to an unfavorable development of $7.9 million in 2011. Non-standard automobile business contributed $10.3 million of the prior years' adverse development in 2012 compared to $6.0 million in 2011. Business other than non-standard automobile contributed $3.5 million of the prior years' adverse development in 2012 compared to $1.9 million in 2011. The majority of the unfavorable development in 2012 is attributable to an increase in unpaid loss and loss adjustment expenses of $11.4 million at Amigo and Mendota as part of the Company's September 17, 2012 announcement that is was restructuring its Insurance Underwriting and Insurance Services segments. The remaining adverse development in 2012 is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)	Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2012 were as follows:

(in thousands)	December 31, 2012
Balance at beginning of period	$—
Vehicle service agreement unpaid loss and loss adjustments expenses acquired	3,665
Incurred related to:
Current year	790
Prior years	—
Paid related to:
Current year	(1,007)
Prior years	—
Balance at end of period	$3,448

NOTE 15 DEBT
Debt consists of the following instruments:

(in thousands)				December 31,
	2012		2011
	Principal	Fair Value	Principal	Fair Value
6% Senior unsecured debentures due 2012	$—	$—	$1,657	$1,641
7.5% Senior notes due 2014	26,966	23,730	26,966	26,696
LROC preferred units due 2015	15,879	13,655	15,534	8,845
Subordinated debt	90,500	23,774	90,500	16,432
Total	$133,345	$61,159	$134,657	$53,614

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Senior unsecured debentures:
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. The notes are fully and unconditionally guaranteed by the Company. In March 2004, an additional $25.0 million of these senior notes were issued. The notes are redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009, subject to the conditions stated in the trust indenture. Interest paid during the year was $2.0 million in each of 2012 and 2011. As of December 31, 2012 and 2011, $27.0 million of par value of this issue remains outstanding.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

On July 10, 2007, a general partnership of the Company, Kingsway 2007 General Partnership, issued C$100.0 million Senior Unsecured Debentures at 6% due on July 11, 2012. These debentures bore interest at a fixed rate of 6% per annum payable semi-annually from the date of issuance until July 11, 2012. Interest payments were made on January 10 and July 10 of each year, commencing January 10, 2008. The net proceeds to the Company amounted to C$99.2 million. The debentures were unconditionally guaranteed by the Company and KAI.
During 2011, the Company repurchased $11.4 million (C$10.8 million) of par value of this offering and realized a gain of $0.6 million in 2011. As of December 31, 2011, C$1.7 million par value of this issue remained outstanding. On July 11, 2012, Kingsway 2007 General Partnership redeemed the remaining outstanding principal balance of C$1.7 million.
The trust indenture for the 7.50% senior notes due 2014 contains negative covenants placing limitations and restrictions over certain actions without the prior written consent of the indenture trustee. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt-to-total capital ratio or the senior debt-to-total capital ratio exceeds 50% or 35%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The indenture also includes covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to these notes if, after giving effect to such payments as described in the trust indenture, the total debt-to-total capital ratio exceeds 50%. As of December 31, 2012, the Company's total debt-to-capital and senior debt-to-capital ratios were 51.8% and 28.2%, respectively.
(b)          LROC preferred units:
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million of 5.00% LROC preferred units due June 30, 2015 of which the Company was a promoter. KLROC Trust's net proceeds of the public offering was C$74.1 million.
Beginning in 2009, KFS Capital began purchasing LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid (“the KLROC Offer”) to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2012 and 2011, the Company's outstanding obligation is C$15.8 million.
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
During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2012, deferred interest payable of $8.3 million is included in accounts payable and accrued liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in LIBOR over the deferral period. Prior to the interest deferral election, the Company paid interest of $0.9 million in 2011.
NOTE 16 HEDGES
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

changes in the fair value of the hedging instruments were recorded in other comprehensive income (loss) until the hedged item affects the consolidated statement of operations.

On June 2, 2009, the Company discontinued the swap transaction which was designated as a cash flow hedge. When a cash flow hedge is discontinued, any cumulative adjustment to the hedging instrument that had been recorded through other comprehensive income (loss) is recognized in the consolidated statements of operations over the remaining term of the hedged item. The amount of loss recorded in other comprehensive income at the time of the discontinuance of the cash flow hedge was $6.2 million before tax, of which zero and $1.3 million has been reclassified to other income in the consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and 2011, zero remains in other comprehensive income (loss) to be reclassified to the consolidated statements of operations.

NOTE 17 INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	Years ended December 31,
	2012	2011

Current income tax expense (benefit)	$1,932	$(3,592)
Deferred income tax expense	1,085	3,423
Income tax expense (benefit)	$3,017	$(169)
Income tax expense (benefit) varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2012	2011
Provision for taxes at United States statutory income tax rate	$(17,088)	$(8,924)
Valuation allowance	20,316	29,112
Change in unrecognized tax benefits	3,026	—
Indefinite life intangibles	401	2,653
Prior year tax	(1,347)	(1,348)
Loss carryforwards	—	(18,030)
Foreign operations subject to different tax rates	(526)	(160)
Other	(1,765)	(3,472)
Income tax expense (benefit) for continuing operations	$3,017	$(169)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2012	2011
Deferred income tax assets:
Losses carried forward	$282,780	$279,985
Unpaid loss and loss adjustment expenses and unearned premiums	6,599	4,729
Foreign exchange adjustment on note payable	5,057	4,507
Other	7,290	6,590
Valuation allowance	(265,553)	(260,084)
Deferred income tax assets	$36,173	$35,727
Deferred income tax liabilities:
Indefinite life intangibles	$(3,054)	$(2,653)
Deferred policy acquisition costs	(4,268)	(2,759)
Investments	(8,129)	(7,145)
Fair value of debt	(23,195)	(25,823)
Other	(581)	—
Deferred income tax liabilities	(39,227)	(38,380)
Net deferred income tax liabilities	$(3,054)	$(2,653)
The Company maintains a valuation allowance for its gross deferred income tax assets of $265.6 million (U.S. operations - $262.4 million; Other - $3.2 million) and $260.1 million (U.S. operations - $258.9 million; Other - $1.2 million) at December 31, 2012 and December 31, 2011, respectively. The Company's businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged, and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2012 and December 31, 2011 net deferred income tax assets. The Company carries a deferred income tax liability of $3.1 million and $2.7 million at December 31, 2012 and December 31, 2011, respectively, all of which relates to intangible assets with indefinite useful lives.
Amounts, originating dates and expiration dates of the U.S. operating loss carryforwards are as follows:

Year of net operating loss	Expiration date	Net operating loss
2000	2020	$507
2001	2021	186
2006	2026	24,077
2007	2027	62,308
2008	2028	55,917
2009	2029	515,335
2010	2030	92,095
2011	2031	45,311
2012	2032	28,014
The U.S. operating loss carryforward amounts disclosed above contain consolidated and separate company operating loss carryforwards, the most significant of which is the KAI Tax Group operating loss carryforward of approximately $817.5 million. In addition, there are operating loss carryforwards relating to the operations in Barbados in the amount of $81.6 million, which losses will expire by 2018, and operating loss carry forwards relating to operations in Canada in the amount of $6.6 million, which losses will expire by 2032.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(in thousands)	December 31,
	2012	2011
Unrecognized tax benefits - beginning of year	$—	$—
Gross additions - current year tax positions	691	—
Gross additions - prior year tax positions	2,335	—
Gross reductions - prior year tax positions	—	—
Gross reductions - settlements with taxing authorities	—	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$3,026	$—
The amount of unrecognized tax benefits that, if recognized as of December 31, 2012, would affect the Company's effective tax rate was $3.0 million.
The Company classifies interest and penalty accruals related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2012, the Company recognized $1.1 million in interest and penalty expense. At December 31, 2012, the Company had an accrual of $1.1 million for the payment of interest and penalties.
The federal income tax returns of the Company's U.S. operations for the years through 2008 are closed for Internal Revenue Service ("IRS") examination. The Company's U.S. operations federal income tax returns are not currently under examination by the IRS for any open tax years. The Company's 2009 Canadian federal income tax return is currently under examination by the Canada Revenue Agency ("CRA"). The federal income tax returns of the Company's Canadian operations for the years through 2005 are closed for CRA examination.
NOTE 18 NET LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the years ended December 31, 2012 and 2011:

(in thousands)	Years ended December 31,
	2012	2011
Numerator:
Loss from continuing operations	$(53,278)	$(26,078)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	13,149	13,086
Weighted average diluted shares
Weighted average common shares outstanding	13,149	13,086
Effect of dilutive stock options	—	—
Total weighted average diluted shares	13,149	13,086
Basic loss per common share from continuing operations	$(4.05)	$(1.99)
Diluted loss per common share from continuing operations	$(4.05)	$(1.99)
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the each of the years ended December 31, 2012 and 2011, all stock options outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, has been restated for all periods presented to reflect the impact of the share consolidation. See Note 22, "Shareholders' Equity," for further discussion of the share consolidation.

NOTE 19 STOCK-BASED COMPENSATION
The Company has established a stock option incentive plan for key officers of the Company and its subsidiaries. Historically a stock option incentive plan was also available for directors. The director's plan was canceled during 2010. At December 31, 2012, the maximum number of common shares that may be issued under the plan was 1,200,000 common shares. The maximum number of common shares available for issuance to any one person under the stock option plan is 5% of the common shares outstanding at the time of the grant.
The exercise price is based on the market value of the shares at the time the option is granted. In general, the options vest evenly over a three or four-year period and are exercisable for periods not exceeding 10 years.
The intrinsic value of a stock option grant is the difference between the current market price for the Company's common shares and the exercise price of the option. The aggregate intrinsic values for the stock options outstanding at each of December 31, 2012 and 2011 were zero. The aggregate intrinsic values for stock options exercisable at each of December 31, 2012 and 2011 were zero.
The following tables summarize information about stock options outstanding as of December 31, 2012 and December 31, 2011:
Exercise prices are stated as per the terms of the option. The exercise price, number of shares outstanding and number of shares exercisable in the tables below have been restated for all periods presented to reflect the impact of the Company's share consolidation. See Note 22, "Shareholders' Equity," for further discussion of the share consolidation.

December 31, 2012
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$18.00	29-Sep-10	29-Sep-15	2.8	100,000	50,000
	$18.00	6-Jan-10	6-Jan-15	2.0	250,000	125,000
C$	7.60	5-Mar-09	5-Mar-14	1.2	16,250	16,250
C$	40.12	5-Mar-09	5-Mar-14	1.2	8,125	8,125
C$	53.88	20-Feb-08	20-Feb-13	0.1	11,750	11,750
			Total:	2.1	386,125	211,125

December 31, 2011
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$18.00	29-Sep-10	29-Sep-15	3.7	100,000	25,000
	$18.00	6-Jan-10	6-Jan-15	3.0	250,000	62,500
C$	7.60	5-Mar-09	5-Mar-14	2.2	16,250	10,833
C$	40.12	5-Mar-09	5-Mar-14	2.2	8,125	5,417
C$	53.88	20-Feb-08	20-Feb-13	1.1	13,750	13,750
C$	92.00	12-Feb-07	12-Feb-12	0.1	8,000	8,000
C$	78.64	21-Feb-02	21-Feb-12	0.1	1,750	1,750
			Total:	3.0	397,875	127,250

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

At December 31, 2012 and December 31, 2011, the number of options exercisable was 211,125 and 127,250, respectively, with weighted average prices of C$20.05 and C$27.42, respectively.
The Company determines the fair values of options granted using the Black-Scholes option pricing model. No stock options were granted in 2012 or 2011.
The Company does not record any compensation expense for stock options granted prior to 2003. When these stock options are exercised, the Company will include the amount of proceeds in additional paid-in capital.
NOTE 20 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $17,000 and $16,500 in 2012 and 2011, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2012 and 2011 totaled $0.6 million and $0.7 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2012.

NOTE 21 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As part of the restructuring, the Company intends to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval.
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company continues to estimate that Insurance Underwriting will incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring, and the Company now expects that these expenses will be incurred during the period beginning with the announcement through the end of 2013.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, as of December 31, 2012 is as follows:

	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$—	$—	$—
Restructuring expense	676	1,304	1,980
Cash payments	(462)	(97)	(559)
Restructuring liability, end of period	$214	$1,207	$1,421

NOTE 22 SHAREHOLDERS' EQUITY
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

consolidated balance sheets; the number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations; and the number of stock options outstanding have been restated for all periods presented to reflect the impact of the share consolidation.

Share transactions consist of the following:

(in thousands, except for share data)
	Shares Issued	Stock Options	Weighted-Average Exercise Price		Common Stock
Balance as of December 31, 2010	13,023,971	442,000	C$	25.72	$296,139
Issued January 4, 2011	62,500				350
Stock options:
Expired in year		(12,688)	C$	39.63
Forfeited in year		(31,437)	C$	55.94
Balance as of December 31, 2011	13,086,471	397,875	C$	21.02	$296,489
Issued January 4, 2012	62,500				132
Stock options:
Expired in year		(9,750)	C$	89.60
Forfeited in year		(2,000)	C$	53.88
Balance as of December 31, 2012	13,148,971	386,125	C$	19.12	$296,621

(a)	There were no dividends declared for the 2012 or 2011 year.

(b)	There were no options exercised during the years ended December 31, 2012 and 2011.

(c)	Common Stock in the table above is as reported on the consolidated balance sheets.
NOTE 23 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2012 and 2011 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive loss present the components of other comprehensive income, net of tax, only for the years ended December 31, 2012 and 2011 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Years ended December 31,
	2012	2011
Beginning balance	$12,749	$14,407
Unrealized (losses) gains on fixed maturities and equity investments arising during the period	(395)	68
Reclassification adjustment for losses included in net loss	997	614
Foreign currency translation adjustments	516	464
Equity in other comprehensive income (loss) of investee	895	(1,537)
Loss on cash flow hedge	—	(1,267)
Balance at December 31	$14,762	$12,749

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 24 SEGMENTED INFORMATION
The Company is primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As a result of the Company's intent to streamline its non-standard property and casualty insurance business operations under one management team, Advantage Auto, formerly included in Insurance Services, is now part of Insurance Underwriting. All segmented information has been restated for all periods presented to include Advantage Auto in Insurance Underwriting.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, UCC, Maison, Amigo, Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 18 states.

In November 2012, the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: ARS, NEA and IWS (collectively, "Insurance Services"). Insurance Services is organized under ARS and IWS.
In 2011, ARS and NEA were organized to run as one business under the ARS name. ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and Puerto Rico to their members.
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Segment revenues for the years ended December 31, 2012 and 2011 were:

(in thousands)	Years ended December 31,
	2012	2011
Revenues:
Insurance Underwriting:
Net premiums earned	$114,937	$156,382
Other income	7,352	9,183
Total Insurance Underwriting	122,289	165,565
Insurance Services:
Service fee and commission income	35,491	31,607
Total Insurance Services	35,491	31,607
Total segment revenues	157,780	197,172
Net investment income	3,179	4,083
Net realized gains	1,084	1,095
Other-than-temporary impairment loss	(2,703)	—
(Loss) gain on change in fair value of debt	(9,234)	25,876
Other income not allocated to segments	265	321
Total revenues	$150,371	$228,547
The operating (loss) income of each segment is before income taxes and includes revenues and direct segment costs. Insurance Services operating income includes amortization expense of $0.9 million related to its VSA in-force intangible asset.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Segment (loss) income for the years ended December 31, 2012 and 2011 were:

	Years ended December 31,
	2012	2011
Segment operating (loss) income
Insurance Underwriting	$(29,529)	$(37,547)
Insurance Services	3,521	2,143
Total segment operating loss	(26,008)	(35,404)
Net investment income	3,179	4,083
Net realized gains	1,084	1,095
Other-than-temporary impairment loss	(2,703)	—
(Loss) gain on change in fair value of debt	(9,234)	25,876
Other income and expenses not allocated to segments, net	(8,374)	(12,489)
Interest expense	(7,638)	(7,478)
Amortization of intangible assets not allocated to segments	(49)	(73)
Goodwill impairment	—	(2,830)
Gain on buy-back of debt	500	556
Equity in net income (loss) of investee	(1,018)	417
(Loss) income from continuing operations before income tax (benefit) expense	$(50,261)	$(26,247)
Income tax (benefit) expense	3,017	(169)
(Loss) income from continuing operations	$(53,278)	$(26,078)

Net premiums earned by line of business for the years ended December 31, 2012 and 2011 were:

(in thousands)	Years ended December 31,
	2012	2011
Insurance Underwriting:
Private passenger auto liability	$75,912	$107,551
Auto physical damage	29,247	39,200
Total non-standard automobile	$105,159	$146,751
Commercial auto liability	9,435	9,625
Homeowners	345	—
Other	(2)	6
Total net premiums earned	$114,937	$156,382

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 25 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 was as follows:

(in thousands)			December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$24,915	$—	$24,915	$—
Canadian government	3,782	—	3,782	—
States municipalities and political subdivisions	7,345	—	7,345	—
Mortgage-backed	5,043	—	5,043	—
Asset-backed securities and collateralized mortgage obligations	1,092	—	1,092	—
Corporate	37,357	—	37,357	—
Total fixed maturities	$79,534	$—	$79,534	$—

Equity securities	3,548	3,548	—	—
Other investments	2,000	—	2,000	—
Short-term investments	585	—	585	—
Total assets	$85,667	$3,548	$82,119	$—

Liabilities:
LROC preferred units	$13,655	$13,655	$—	$—
Senior unsecured debentures	23,730	—	23,730	—
Subordinated debt	23,774	—	23,774	—
Total liabilities	$61,159	$13,655	$47,504	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2011
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$46,814	$—	$46,814	$—
Canadian government	3,790	—	3,790	—
States municipalities and political subdivisions	8,464	—	8,464	—
Mortgage-backed	6,177	—	6,177	—
Asset-backed securities and collateralized mortgage obligations	6,448	—	6,448	—
Corporate	21,958	—	21,958	—
Total fixed maturities	$93,651	$—	$93,651	$—

Equity securities	2,960	2,960	—	—
Other investments	488	—	488	—
Short-term investments	20,334	—	20,334	—
Total assets	$117,433	$2,960	$114,473	$—

Liabilities:
LROC preferred units	$8,845	$8,845	$—	$—
Senior unsecured debentures	28,337	—	28,337	—
Subordinated debt	16,432	—	16,432	—
Total liabilities	$53,614	$8,845	$44,769	$—

NOTE 26 RELATED PARTY TRANSACTIONS
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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the OIR which stated that Amigo, the Company and its subsidiaries, and United were considered to be affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company was not permitted to transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

the Company and United mutually agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
NOTE 27 COMMITMENTS AND CONTINGENT LIABILITIES
(a)         Legal proceedings:
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that individual actions may result in losses having material adverse effects on the Company's financial condition or results of operations.
(b)         Guarantees:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General").  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the consolidated financial statements at December 31, 2012.
(c)    Commitment:
During the second quarter of 2012, the Company entered into a subscription agreement to commit up to $5.0 million of capital to allow for participation in a limited liability investment which invests principally in income-producing real estate. At December 31, 2012, the unfunded commitment was $3.7 million.
(d)         Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $15.0 million and $18.2 million were on deposit with state and provincial regulatory authorities at December 31, 2012 and 2011, respectively. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $22.3 million and $32.1 million at December 31, 2012 and 2011, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

(e)         Collateral held:
In the normal course of business, the Company receives collateral on certain business transactions to reduce its exposure to credit risk. The amount of such pledged securities was zero and $0.5 million at December 31, 2012 and 2011, respectively. The Company is normally permitted to sell or repledge the collateral it receives under terms that are common and customary to standard collateral holding and are subject to the Company's standard risk management controls.
(f)          Future minimum lease payments:
Future minimum annual lease payments under operating leases for premises/equipment for the next five years and thereafter are:

(in thousands)
2013	$4,515
2014	4,020
2015	2,702
2016	1,975
2017	1,489
Thereafter	1,215

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 28 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2012, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Amigo, exceeded the 200% threshold.
As of December 31, 2012, Amigo's RBC was 157%, which is at the company action level, as defined by the NAIC. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. Kingsway has commenced discussions with the OIR to outline plans for Amigo's run-off. Any comprehensive run-off plan would be subject to OIR approval. The successful achievement of any run-off plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company and Amigo expect that they will take all necessary steps to comply with the provisions of the run-off plan.
The Company previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2012, UCC's RBC was 478%.
The Company's reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of December 31, 2012, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.
NOTE 29 STATUTORY INFORMATION AND POLICIES
The Company's insurance subsidiaries prepare statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Departments of Insurance in states in which they are domiciled. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state; may differ from company to company within a state; and may change in the future. The Company and its subsidiaries have no material differences between accounting practices set forth in the NAIC Practices and Procedures Manual and prescribed practices in each insurer's state of domicile.

The Company's insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices ("SAP"). The application of SAP and U.S. GAAP to the Company's insurance subsidiaries generates the following significant differences in their reported results of operations and financial position:

•	Under SAP, deferred acquisition costs are expensed as they are incurred rather than capitalized and amortized over the expected life of the policy as required by U.S. GAAP.

•
Under SAP, certain assets are designated as "non-admitted" and are charged directly to unassigned surplus, whereas under U.S. GAAP, the non-admissibility concept does not apply and such assets are included in the consolidated balance sheets.

•
Under SAP, available-for-sale fixed maturities are generally carried at amortized cost while U.S. GAAP requires available-for-sale fixed maturities to be carried at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity, net of applicable deferred taxes.

•
Under SAP, the realizability of deferred tax assets is determined utilizing an admissibility test whereas under U.S. GAAP, the realizability of deferred tax assets is evaluated utilizing a "more likely than not" standard. A valuation allowance is established under U.S. GAAP for deferred tax assets deemed not realizable using this standard. Under SAP, any gross deferred tax assets (after consideration of a statutory valuation allowance) determined to be not realizable are non-admitted. Additionally, changes in the balances of deferred tax assets and liabilities result in increases or decreases in net income under U.S. GAAP, whereas, under SAP, these changes are charged or credited directly to surplus.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Statutory capital and surplus and statutory net loss for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2012	2011
	(unaudited)
Combined net loss, statutory basis	$(19,284)	$(22,032)
Combined capital and surplus, statutory basis	$38,308	$43,780

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

At December 31, 2012, with the exception of Maison, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. The maximum dividend that can be paid by Maison to the Company in 2013 without regulatory approval is $0.7 million. The maximum dividend that could be paid to the Company in 2012 was zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 30 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company (a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of December 31, 2012 and 2011 and for the periods ended December 31, 2012 and 2011, with a separate column for the Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

		Condensed Consolidating Statement of Operations
		For the year ended December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$114,937	$—	$114,937
Service fee and commission income	—	—	35,491	—	35,491
Net investment income, net realized gains, other-than-temporary impairment loss and other income	816	(1,456)	8,417	1,400	9,177
Loss on change in fair value of debt	—	(1,925)	(7,309)	—	(9,234)
Total revenues	816	(3,381)	151,536	1,400	150,371
Expenses:
Loss and loss adjustment expenses	—	—	100,184	—	100,184
Commissions and premiums taxes	—	—	15,422	—	15,422
Other expenses	3,278	4,327	69,265	—	76,870
Interest expense	—	13,911	(6,273)	—	7,638
Total expenses	3,278	18,238	178,598	—	200,114
(Loss) income before gain on buy-back of debt, equity in net loss of investee and income tax (benefit) expense	(2,462)	(21,619)	(27,062)	1,400	(49,743)
Gain on buy-back of debt	—	—	500	—	500
Equity in net loss of investee	—	(1,018)	—	—	(1,018)
(Loss) income from continuing operations before income tax (benefit) expense	(2,462)	(22,637)	(26,562)	1,400	(50,261)
Income tax (benefit) expense	(1,347)	3,026	1,338	—	3,017
Equity in undistributed net (loss) income of subsidiaries	(52,163)	(29,126)	—	81,289	—
Net (loss) income	$(53,278)	$(54,789)	$(27,900)	$82,689	$(53,278)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

		Condensed Consolidating Statement of Operations
		For the year ended December 31, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$156,382	$—	$156,382
Service fee and commission income	—	—	31,607	—	31,607
Net investment income, net realized gains and other income	(2,352)	2,503	14,531	—	14,682
Gain on change in fair value of debt	—	21,157	4,719	—	25,876
Management fees	—	(15)	—	15	—
Total revenues	(2,352)	23,645	207,239	15	228,547
Expenses:
Loss and loss adjustment expenses	—	—	143,145	—	143,145
Commissions and premiums taxes	—	—	24,305	—	24,305
Other expenses	3,623	7,986	66,385	15	78,009
Interest expense	—	14,184	(6,706)	—	7,478
Goodwill impairment	—	2,830	—	—	2,830
Total expenses	3,623	25,000	227,129	15	255,767
Loss before gain on buy-back of debt, equity in net income of investee and income tax (benefit) expense	(5,975)	(1,355)	(19,890)	—	(27,220)
Gain on buy-back of debt	—	—	556	—	556
Equity in net income of investee	—	417	—	—	417
Loss from continuing operations before income tax (benefit) expense	(5,975)	(938)	(19,334)	—	(26,247)
Income tax (benefit) expense	(3,220)	2,653	398	—	(169)
Equity in undistributed net (loss) income of subsidiaries	(22,689)	(23,361)	—	46,050	—
(Loss) income from continuing operations	(25,444)	(26,952)	(19,732)	46,050	(26,078)
(Loss) income on disposal of discontinued operations, net of taxes	(1,927)	634	—	—	(1,293)
Net (loss) income	$(27,371)	$(26,318)	$(19,732)	$46,050	$(27,371)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

			Condensed Consolidating Balance Sheets
				As of December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$58,709	$185,079	$—	$(243,788)	$—
Total investments	—	—	142,499	(54,499)	88,000
Investment in investee	—	36,723	—	5,010	41,733
Cash and cash equivalents	1,932	6,371	72,510	—	80,813
Goodwill	—	—	8,421	—	8,421
Intangible assets	—	7,803	42,780	—	50,583
Other assets	5,004	229,206	452,199	(591,896)	94,513
Asset held for sale	—	—	8,737		8,737
Total assets	65,645	465,182	727,146	(885,173)	372,800
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$106,564	$—	$106,564
Unearned premiums	—	—	45,047	—	45,047
LROC preferred units	—	—	13,655	—	13,655
Senior unsecured debentures	—	23,730	—	—	23,730
Subordinated debt	—	23,774	—	—	23,774
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	231	16,374	92,145	(14,134)	94,616
Total liabilities	231	134,100	187,189	(14,134)	307,386

Equity:
Common stock	$296,621	$829,681	$572,079	$(1,401,760)	$296,621
Additional paid-in capital	15,757	—	—	—	15,757
Accumulated deficit	(262,069)	(474,768)	(35,045)	509,813	(262,069)
Accumulated other comprehensive income (loss)	14,762	(23,831)	2,923	20,908	14,762
Shareholders' equity attributable to common shareholders	65,071	331,082	539,957	(871,039)	65,071
Noncontrolling interests in consolidated subsidiaries	343	—	—	—	343
Total equity	65,414	331,082	539,957	(871,039)	65,414
Total liabilities and equity	$65,645	$465,182	$727,146	$(885,173)	$372,800

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

			Condensed Consolidating Balance Sheets
				As of December 31, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$82,564	$171,412	$—	$(253,976)	$—
Total investments	—	—	162,792	(45,262)	117,530
Investment in investee	—	45,458	—	3,134	48,592
Cash and cash equivalents	22,389	873	62,224	—	85,486
Goodwill	—	—	510	—	510
Intangible assets	—	7,803	31,318	—	39,121
Other assets	12,240	245,037	1,139,561	(1,313,996)	82,842
Total assets	117,193	470,583	1,396,405	(1,610,100)	374,081
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	120,258	—	120,258
Unearned premiums	—	—	39,423	—	39,423
LROC preferred units	—	—	8,845	—	8,845
Senior unsecured debentures	—	44,021	1,641	(17,325)	28,337
Subordinated debt	—	16,432	—	—	16,432
Notes payable	—	90,160	(87,742)	—	2,418
Other liabilities	788	10,325	48,819	(17,969)	41,963
Total liabilities	788	160,938	131,244	(35,294)	257,676
Equity:
Common stock	296,489	774,658	450,354	(1,225,012)	296,489
Additional paid-in capital	15,403	—	—	—	15,403
Accumulated deficit	(201,208)	(463,476)	828,030	(364,554)	(201,208)
Accumulated other comprehensive income (loss)	12,749	(1,537)	(13,223)	14,760	12,749
Shareholders' equity attributable to common shareholders	123,433	309,645	1,265,161	(1,574,806)	123,433
Noncontrolling interests in consolidated subsidiaries	(7,028)	—	—	—	(7,028)
Total equity	116,405	309,645	1,265,161	(1,574,806)	116,405
Total liabilities and equity	$117,193	$470,583	$1,396,405	$(1,610,100)	$374,081

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

		Condensed Consolidating Statement of Cash Flows
		For the year ended December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(53,278)	$(54,789)	$(27,900)	$82,689	$(53,278)
Equity in undistributed earnings in subsidiaries	52,163	29,126	—	(81,289)	—
Loss on change in fair value of debt	—	1,925	7,309	—	9,234
Other	(19,474)	(10,686)	(3,192)	30,700	(2,652)
Net cash (used in) provided by operating activities	(20,589)	(34,424)	(23,783)	32,100	(46,696)
Investing activities:
Proceeds from sales and maturities of investments	—	4,024	81,335	—	85,359
Purchase of investments	—	—	(54,083)	—	(54,083)
Acquisition of business, net of cash acquired	—	—	14,859	—	14,859
Other	—	3,798	(3,968)	—	(170)
Net cash provided by investing activities	—	7,822	38,143	—	45,965
Financing activities:
Common stock issued	132	55,023	—	(55,023)	132
Repayment of notes payable	—	(22,923)	(2,418)	22,923	(2,418)
Redemption of senior unsecured debentures	—	—	(1,656)	—	(1,656)
Net cash provided by (used in) financing activities	132	32,100	(4,074)	(32,100)	(3,942)
Net (decrease) increase in cash and cash equivalents	(20,457)	5,498	10,286	—	(4,673)
Cash and cash equivalents at beginning of period	22,389	873	62,224	—	85,486
Cash and cash equivalents at end of period	$1,932	$6,371	$72,510	$—	$80,813

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

		Condensed Consolidating Statement of Cash Flows
		For the year ended December 31, 2011
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(27,371)	$(26,318)	$(19,732)	$46,050	$(27,371)
Loss (income) from disposal of discontinued operations	1,927	(634)	—	—	1,293
Equity in undistributed earnings in subsidiaries	22,689	23,361	—	(46,050)	—
Loss on change in fair value of debt	—	(21,157)	(4,719)	—	(25,876)
Other	(5,375)	7,639	(47,338)	20,914	(24,160)
Net cash (used in) provided by operating activities	(8,130)	(17,109)	(71,789)	20,914	(76,114)
Investing activities:
Proceeds from sales and maturities of investments	—	—	161,592	—	161,592
Purchase of investments	—	—	(131,276)	—	(131,276)
Other	—	(12,320)	10,976	—	(1,344)
Net cash (used in) provided by investing activities	—	(12,320)	41,292	—	28,972
Financing activities:
Common stock issued	350	31,415	—	(31,415)	350
Proceeds from issuance of notes payable	—	—	2,418	—	2,418
Redemption of senior unsecured debentures	—	(10,501)	(10,707)	10,501	(10,707)
Net cash provided by (used in) financing activities	350	20,914	(8,289)	(20,914)	(7,939)
Net decrease in cash and cash equivalents	(7,780)	(8,515)	(38,786)	—	(55,081)
Cash and cash equivalents at beginning of period	30,169	9,388	101,010	—	140,567
Cash and cash equivalents at end of period	$22,389	$873	$62,224	$—	$85,486

KINGSWAY FINANCIAL SERVICES INC.

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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company's internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). All control systems contain inherent limitations, no matter how well designed. As a result, the Company's management acknowledges that its internal controls over financial reporting will not prevent or detect all misstatements due to error or fraud. In addition, management's evaluation of controls can provide only reasonable, not absolute, assurance that all control issues that may result in material misstatements, if any, have been detected.
Using the COSO Framework, the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the Company's internal control over financial reporting. Based on that evaluation, which excluded IWS due to its recent acquisition, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 based upon the COSO Framework.
Changes in Internal Control over Financial Reporting
Effective November 16, 2012, the Company's subsidiary, IWS, acquired certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the guidance issued by the staff of the SEC, IWS has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2012, and ending December 31, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except as described above with respect to IWS. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of IWS are expected as the integration of these operations proceeds.
Item 9B. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2012.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2012.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2012.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2012.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2012.

KINGSWAY FINANCIAL SERVICES INC.

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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands of dollars)	December 31, 2012
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	23,954	24,915	24,915
Canadian government	3,822	3,782	3,782
State municipalities and political subdivisions	7,158	7,345	7,345
Mortgage-backed	4,850	5,043	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	1,092	1,092
Corporate	36,990	37,357	37,357
Total fixed maturities	77,858	79,534	79,534
Equity investments	2,305	3,548	3,548
Limited liability investments	2,333	XXX	2,333
Other investments	2,000	XXX	2,000
Short-term investments	585	XXX	585
Total investments	85,081	83,082	88,000
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands of dollars)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2012
Insurance Underwriting	9,132	103,116	45,047	114,937	99,394	21,912	30,416	115,269
Total	9,132	103,116	45,047	114,937	99,394	21,912	30,416	115,269

2011
Insurance Underwriting	8,116	120,258	39,423	156,382	143,145	25,654	34,314	126,903
Total	8,116	120,258	39,423	156,382	143,145	25,654	34,314	126,903
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands of dollars)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2012	128,050	30,630	17,849	115,269	15.5%
2011	126,311	11,543	12,135	126,903	9.6%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands of dollars)						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2012
	9,132	103,116	45,047	114,937	1,504	85,565	13,829	21,912	121,716	115,269

Year ended December 31, 2011
	8,116	120,258	39,423	156,382	2.786	135,238	7,907	25,654	189,919	126,903
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 22, 2013	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President and Chief Executive Officer (principal executive officer)	March 22, 2013

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 22, 2013

/s/ Spencer L. Schneider Spencer L. Schneider	Chairman of the Board and Director	March 22, 2013

/s/ Gregory Hannon Gregory Hannon	Director	March 22, 2013

/s/ Terence Kavanagh Terence Kavanagh	Director	March 22, 2013

/s/ Joseph Stilwell Joseph Stilwell	Director	March 22, 2013

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment to the Articles of Incorporation of Kingsway Financial Services Inc. (included as exhibit 3.1 to the Form 8-K, filed July 6, 2012, and incorporated herein by reference).

3.2	By-law No. 5 of Kingsway Financial Services Inc. (included as exhibit 3.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.1
Indenture dated January 28, 2004 among Kingsway America Inc., Kingsway Financial Services Inc. and BNY Midwest Trust Company (included as exhibit 4.1 to the Form F-4, filed May 27, 2004, and incorporated herein by reference).

4.2
Trust Indenture dated July 10, 2007 among Kingsway 2007 General Partnership, Kingsway Financial Services Inc., Kingsway America Inc., and Computershare Trust Company of Canada (included as exhibit 4.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.3
Indenture dated December 4, 2002 between Kingsway America Inc. and State Street Bank and Trust Company of Connecticut, National Association (included as exhibit 4.3 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.4	Indenture dated May 15, 2003 between Kingsway America Inc. and U.S. Bank National Association (included as exhibit 4.4 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.5
Indenture dated October 29, 2003 between Kingsway America Inc. and U.S. Bank National Association (included as exhibit 4.5 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.6
Indenture dated May 22, 2003 between Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company (included as exhibit 4.6 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.7
Junior Subordinated Indenture dated September 30, 2003 between Kingsway America Inc. and J.P Morgan Chase Bank (included as exhibit 4.7 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.8
Indenture dated December 16, 2003 between Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company (included as exhibit 4.8 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

10.1
Amended and Restated Stock Option Plan of Kingsway Financial Services Inc., dated as of May 2001 and amended most recently as of May 2007 (included as exhibit 10.1 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

10.2
Purchase Agreement, dated January 25, 2010, between The Westaim Corporation and Kingsway Financial Services Inc. (included as exhibit 10.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

10.3
Second Amendment to and Assignment and Assumption of Purchase Agreement, dated June 21, 2010, by and among FH Enterprises Inc., JBA Associates Inc., the four individual holders of all of JBA's voting securities, and Kingsway America Inc. (included as exhibit 10.3 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

10..4
Tax Benefit Preservation Plan Agreement, dated as of September 28, 2010, between Kingsway Financial Services Inc. and Computershare Investor Services Inc. (included as exhibit 10.4 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

10.5
Agreement and Plan of Merger, dated December 14, 2010, among JJR VI Acquisition Corp., Atlas Acquisition Corp., Kingsway Financial Services Inc., and American Insurance Acquisition Inc. (included as exhibit 10.5 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

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

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics (included as exhibit 14 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

21	Subsidiaries of Kingsway Financial Services Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

