Form 10-Q
period 2013-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2013-05-10
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 10, 2013 was 13,148,971.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $69,626 and $77,858, respectively)	$71,010	$79,534
Equity investments, at fair value (cost of $2,024 and $2,305, respectively)	3,304	3,548
Limited liability investments	1,476	2,333
Other investments, at cost which approximates fair value	2,000	2,000
Short-term investments, at cost which approximates fair value	586	585
Total investments	78,376	88,000
Cash and cash equivalents	90,821	80,813
Investment in investee	26,526	41,733
Accrued investment income	1,356	2,263
Premiums receivable, net of allowance for doubtful accounts of $3,880 and $4,040, respectively	39,968	35,598
Service fee receivable	16,889	15,173
Other receivables, net of allowance for doubtful accounts of $1,002 and $1,002, respectively	4,435	4,750
Reinsurance recoverable	14,665	8,557
Prepaid reinsurance premiums	10,238	7,316
Deferred acquisition costs, net	12,685	14,102
Property and equipment, net of accumulated depreciation of $23,332 and $22,887, respectively	2,448	2,709
Goodwill	9,105	8,421
Intangible assets, net of amortization of $19,821 and $19,263, respectively	50,025	50,583
Other assets	3,974	4,045
Asset held for sale	8,737	8,737
TOTAL ASSETS	$370,248	$372,800
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses:
Property and casualty	$97,923	$103,116
Vehicle service agreements	3,281	3,448
Total unpaid loss and loss adjustment expenses	101,204	106,564
Unearned premiums	52,116	45,047
Reinsurance payable	10,637	4,956
LROC preferred units	14,903	13,655
Senior unsecured debentures	25,888	23,730
Subordinated debt	28,781	23,774
Deferred income tax liability	3,322	3,054
Deferred service fees	48,813	48,987
Income taxes payable	2,827	2,879
Accrued expenses and other liabilities	34,038	34,740
TOTAL LIABILITIES	$322,529	$307,386
EQUITY
Common stock, no par value; unlimited number authorized; 13,148,971 issued and outstanding at March 31, 2013 and December 31, 2012	$296,621	$296,621
Additional paid-in capital	15,757	15,757
Accumulated deficit	(279,501)	(262,069)
Accumulated other comprehensive income	14,433	14,762
Shareholders' equity attributable to common shareholders	47,310	65,071
Noncontrolling interests in consolidated subsidiaries	409	343
TOTAL EQUITY	47,719	65,414
TOTAL LIABILITIES AND EQUITY	$370,248	$372,800
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Net premiums earned	$28,068	$29,267
Service fee and commission income	13,124	9,529
Net investment income	580	826
Net realized (losses) gains	(1,409)	273
Loss on change in fair value of debt	(8,951)	(4,331)
Other income	2,218	1,083
Total revenues	33,630	36,647
Expenses:
Loss and loss adjustment expenses	21,831	21,775
Commissions and premium taxes	6,712	4,419
General and administrative expenses	19,759	18,801
Restructuring expense	780	—
Interest expense	1,833	1,849
Amortization of intangible assets	558	—
Total expenses	51,473	46,844
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(17,843)	(10,197)
Loss on buy-back of debt	(24)	—
Equity in net income (loss) of investee	255	(2,266)
Loss before income tax (benefit) expense	(17,612)	(12,463)
Income tax (benefit) expense	(276)	59
Net loss	(17,336)	(12,522)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	95	(1,514)
Net loss attributable to common shareholders	$(17,431)	$(11,008)
Loss per share – net loss:
Basic:	$(1.32)	$(0.96)
Diluted:	(1.32)	(0.96)
Weighted average shares outstanding (in ‘000s):
Basic:	13,149	13,102
Diluted:	13,149	13,102
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012

Net loss	$(17,336)	$(12,522)
Other comprehensive loss, net of taxes(1):
Unrealized losses on fixed maturities and equity investments:
Unrealized losses arising during the period	(503)	(220)
Reclassification adjustment for losses included in net loss	248	142
Foreign currency translation adjustments	1	1,524
Equity in other comprehensive (loss) income of investee	(105)	311
Other comprehensive (loss) income	(359)	1,757
Comprehensive loss	(17,695)	(10,765)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	66	(1,596)
Comprehensive loss attributable to common shareholders	$(17,761)	$(9,169)
(1) Net of income tax (benefit) expense of $0 and $0 for the three months ended March 31, 2013 and March 31, 2012, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(17,336)	$(12,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of investee	(255)	2,266
Equity in net (income) loss of limited liability investments	(50)	4
Depreciation and amortization	1,002	532
Stock based compensation expense, net of forfeitures	—	(31)
Net realized losses (gains)	1,409	(273)
Loss on change in fair value of debt	8,951	4,331
Deferred income taxes	(416)	—
Amortization of fixed maturities premiums and discounts	1,270	650
Realized loss on buy-back of debt	24	—
Changes in operating assets and liabilities:
Premiums and service fee receivable	(6,086)	(12,906)
Reinsurance recoverable	(6,108)	(596)
Deferred acquisition costs	1,417	(287)
Income taxes recoverable	—	718
Unpaid loss and loss adjustment expenses	(5,360)	(14,201)
Unearned premiums	7,069	6,218
Reinsurance payable	5,681	530
Deferred service fees	(174)	1,036
Other, net	(2,297)	7,724
Net cash used in operating activities	(11,259)	(16,807)
Investing activities:
Proceeds from sales and maturities of fixed maturities	9,348	37,356
Proceeds from sales of equity investments	175	—
Proceeds from sales of investment in investee	13,638	—
Purchase of fixed maturities	(879)	(32,423)
Purchase of equity investments	(23)	(750)
Net proceeds from sales of limited liability investments	99	—
Net purchases of short-term investments	(325)	—
Net purchases of property and equipment and intangible assets	(183)	(348)
Net cash provided by investing activities	21,850	3,835
Financing activities:
Common stock issued	—	132
Redemption of senior unsecured debentures	(583)	—
Net cash (used in) provided by financing activities	(583)	132
Net increase (decrease) in cash and cash equivalents	10,008	(12,840)
Cash and cash equivalents at beginning of period	80,813	85,486
Cash and cash equivalents at end of period	$90,821	$72,646
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2012 Annual Report") for the year ended December 31, 2012.
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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2012 Annual Report.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
Adoption of New Accounting Standards:

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. Effective January 1, 2013, the Company adopted ASU 2012-02 and the adoption did not have an impact on the consolidated financial statements. There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of indefinite-lived intangible assets are less than their carrying amounts. The Company will utilize the new guidance during its annual impairment testing in December 2013.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements. The required disclosures are included in Note 16, "Accumulated Other Comprehensive Income".

NOTE 5 ACQUISITION
Effective November 16, 2012, the Company's subsidiary, IWS Acquisition Corporation ("IWS"), acquired certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. for total consideration consisting of approximately $4.9 million in cash, future contingent payments and common equity in a newly formed entity.

IWS is based in Florida and is a provider of after-market vehicle protection services distributed by credit unions throughout the United States and Puerto Rico to their members. The acquisition allows the Company to benefit from the institutional knowledge of the credit unions' vehicle loan programs and expand into the vehicle protection service business.

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2012, the Company began its fair value analysis on the assets acquired and liabilities assumed. In accordance with U.S. GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. The Company recorded adjustments related to the acquisition during the first quarter of 2013, which resulted in an increase to goodwill of $0.7 million from the amount recorded at December 31, 2012.

After allocation of additional purchase price, goodwill of $8.6 million was recognized in addition to $12.4 million of separately identifiable intangible assets. Of this amount, $8.7 million of separately identifiable intangible assets related to this acquisition resulted from the valuations of acquired database, customer-related relationships, trade name and non-compete agreement. An additional $3.7 million of separately identifiable intangible assets resulted from the valuation of vehicle service agreements in-force ("VSA in-force"). Refer to Note 10, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed included $3.9 million related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $11.1 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2013 through 2018 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of March 31, 2013, the recorded value of the contingent earn-out agreement is $4.1 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at March 31, 2013 and December 31, 2012 are summarized in the tables shown below:

(in thousands)	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$21,761	$884	$—	$22,645
Canadian government	4,085	—	56	4,029
States municipalities and political subdivisions	7,150	170	—	7,320
Mortgage-backed	631	20	—	651
Asset-backed securities and collateralized mortgage obligations	157	3	—	160
Corporate	35,842	377	14	36,205
Total fixed maturities	$69,626	$1,454	$70	$71,010
Equity investments	2,024	1,296	16	3,304
Total fixed maturities and equity investments	$71,650	$2,750	$86	$74,314

(in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,954	$962	$1	$24,915
Canadian government	3,822	—	40	3,782
States municipalities and political subdivisions	7,158	187	—	7,345
Mortgage-backed	4,850	193	—	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	8	—	1,092
Corporate	36,990	391	24	37,357
Total fixed maturities	$77,858	$1,741	$65	$79,534
Equity investments	2,305	1,256	13	3,548
Total fixed maturities and equity investments	$80,163	$2,997	$78	$83,082

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

The table below summarizes the Company's fixed maturities at March 31, 2013 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2013
	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,119	$20,207
Due after one year through five years	47,781	48,934
Due after five years through ten years	1,132	1,257
Due after ten years	594	612
Total	$69,626	$71,010

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of March 31, 2013 and December 31, 2012. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
Canadian government	$4,028	$56	$—	$—	$4,028	$56
Mortgage-backed	256	—	—	—	256	—
Corporate	1,015	14	—	—	1,015	14
Total fixed maturities	$5,299	$70	$—	$—	$5,299	$70
Equity investments	18	5	3	11	21	16
Total	$5,317	$75	$3	$11	$5,320	$86

(in thousands)					December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,612	$1	$—	$—	$4,612	$1
Canadian government	3,782	40	—	—	3,782	40
Mortgage-backed	—	—	267	—	267	—
Corporate	4,169	14	—	10	4,169	24
Total fixed maturities	$12,563	$55	$267	$10	$12,830	$65
Equity investments	8	1	38	12	46	13
Total	$12,571	$56	$305	$22	$12,876	$78
Fixed maturities and equity investments contain approximately 7 and 19 individual investments that were in unrealized loss positions as of March 31, 2013 and December 31, 2012, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

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
As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs related to fixed maturities and equity investments for other-than-temporary impairments for the three months ended March 31, 2013 and March 31, 2012.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of March 31, 2013 and December 31, 2012, the carrying value of limited liability investments totaled $1.5 million and $2.3 million, respectively. At March 31, 2013, the Company has unfunded commitments totaling $4.7 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage loans and are reported at their unpaid principal balance. As of March 31, 2013 and December 31, 2012, the carrying value of other investments totaled $2.0 million and $2.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three months ended March 31, 2013 and March 31, 2012 were as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Gross realized gains	$309	$273
Gross realized losses	—	—
Total	$309	$273

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

Net investment income for the three months ended March 31, 2013 and March 31, 2012, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Investment income
Interest from fixed maturities	$282	$518
Dividends	253	242
Income (loss) from limited liability investments	50	(4)
Other	92	166
Gross investment income	$677	$922
Investment expenses	(97)	(96)
Net investment income	$580	$826
At March 31, 2013, fixed maturities and short-term investments with an estimated fair value of $14.9 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2013, the amount of such pledged securities was $23.1 million.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the preferred and restricted voting common stock of Atlas Financial Holdings Inc. ("Atlas").  The Company accounted for this investment as of and for the three months ended March 31, 2013 under the equity method because the Company was deemed to have significant influence over Atlas during this period.  The Company's investment in Atlas is recorded on a three-month lag basis.  The carrying value, estimated fair value and approximate voting and equity percentages at March 31, 2013 and December 31, 2012 were as follows:

(in thousands, except for percentages)
	March 31, 2013				December 31, 2012
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	16.5%	16.5%	$25,994	$26,526	30.0%	63.3%	$38,758	$41,733

The fair values of the Company's investment in Atlas at March 31, 2013 and December 31, 2012 in the table above are calculated based on the published closing prices of Atlas at December 31, 2012 and September 30, 2012, respectively, to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in Atlas based on the published closing price of Atlas at March 31, 2013 is $25.5 million.
Equity in net income (loss) of investee was income of $0.3 million and a loss of $2.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The Company also recognized a decrease to shareholders' equity attributable to common shareholders of $0.1 million for the three months ended March 31, 2013 for the Company's pro rata share of its investee's accumulated other comprehensive income.
Summarized financial information for Atlas is presented below at December 31, 2012. To be consistent with the three-month lag in reporting, total revenue and net income is presented below for the three months ended December 31, 2012:

(in thousands)	Three months ended December 31, 2012
Total revenue	12,851
Net income	1,244

On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. The Company received net proceeds of $13.6 million and recognized a loss of $1.7 million which is included in net realized losses on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale, during the first quarter.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

NOTE 8 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire new or renewal insurance contracts, net of ceding commission income, and vehicle service agreements. Acquisition costs deferred on both property and casualty insurance products and vehicle service agreements are amortized over the period in which the related revenues are earned.
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2013 and 2012, respectively, is comprised as follows:

(in thousands)	March 31
	2013	2012
Beginning balance, net	14,102	8,116
Additions	9,172	6,209
Amortization	(10,589)	(5,922)
Balance at March 31, net	12,685	8,403
NOTE 9 GOODWILL
Goodwill was $9.1 million and $8.4 million at March 31, 2013 and December 31, 2012. As further discussed in Note 5, "Acquisition," during the first quarter of 2013, the Company continued its evaluation of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. that were acquired on November 16, 2012, which resulted in an increase to goodwill of $0.7 million from the amount recorded at December 31, 2012.
NOTE 10 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)
	March 31, 2013	December 31, 2012
Intangible assets subject to amortization
Database	$4,734	$4,907
VSA in-force	2,443	2,770
Customer-related relationships	3,004	3,056
Non-compete agreement	60	66
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Trade name	663	663
Intangible assets	$50,025	$50,583
The Company's intangible assets with indefinite useful lives are not amortized. The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Accumulated amortization for these intangibles as of March 31, 2013 and December 31, 2012 was $19.9 million and $19.3 million, respectively. Amortization of intangible assets was $0.6 million and zero for the years ended March 31, 2013 and 2012, respectively.
NOTE 11 ASSET HELD FOR SALE
As of March 31, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $8.7 million was classified as held for sale. The carrying value of the property was less than the appraised value net of estimated selling costs at the time the property was deemed held for sale.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2013 and March 31, 2012 were as follows:

(in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period, gross	$103,116	$120,258
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,478	298
Balance at beginning of period, net	97,638	119,960
Incurred related to:
Current year	20,950	21,533
Prior years	(789)	242
Paid related to:
Current year	(8,210)	(7,101)
Prior years	(19,685)	(29,546)
Balance at end of period, net	89,904	105,088
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	8,019	969
Balance at end of period, gross	$97,923	$106,057

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2013 are presented below. The changes in and the provision for vehicle service agreement unpaid loss and loss adjustment expenses were zero as of March 31, 2012.

(in thousands)	March 31, 2013
Balance at beginning of period	$3,448
Incurred related to:
Current year	1,670
Prior years	—
Paid related to:
Current year	(1,756)
Prior years	(81)
Balance at end of period	$3,281

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

NOTE 13 DEBT
Debt consists of the following instruments:

(in thousands)	March 31, 2013		December 31, 2012
	Principal	Fair Value	Principal	Fair Value
7.5% Senior notes due 2014	$26,356	$25,888	$26,966	$23,730
LROC preferred units due 2015	15,550	14,903	15,879	13,655
Subordinated debt	90,500	28,781	90,500	23,774
Total	$132,406	$69,572	$133,345	$61,159

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At March 31, 2013, deferred interest payable of $9.4 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.
During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the first quarter of 2012, the Company did not buy-back any of its outstanding debt.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

NOTE 14 INCOME TAXES
Income tax (benefit) expense for the three months ended March 31, 2013 and March 31, 2012 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss before income tax (benefit) expense primarily due to a valuation allowance being applied to the Company's operating losses.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2013 and December 31, 2012. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2013 and December 31, 2012 net deferred tax asset. The Company carries a deferred tax liability of $3.3 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively, all of which relates to indefinite life intangible assets.
As of March 31, 2013 and December 31, 2012, the Company carried a liability for unrecognized tax benefits of $3.0 million and $3.0 million, respectively. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense.
NOTE 15 NET LOSS PER SHARE
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the three months ended March 31, 2013 and March 31, 2012, all stock options outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.
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

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and March 31, 2012 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income, net of tax, only for the three months ended March 31, 2013 and March 31, 2012 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Three months ended March 31,
	2013	2012
Beginning balance	$14,762	$12,749
Unrealized losses on fixed maturities and equity investments arising during the period	(498)	(122)
Reclassification adjustment for losses included in net loss	248	142
Foreign currency translation adjustments	26	1,508
Equity in other comprehensive (loss) income of investee	(105)	311
Balance at March 31	$14,433	$14,588

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31,
	2013	2012
Reclassification of accumulated other comprehensive income from unrealized losses on fixed maturities and equity investments to:
Net realized (losses) gains	$(248)	$(142)
Other-than-temporary impairment loss	—	—
Loss before income tax (benefit) expense	(248)	(142)
Income tax (benefit) expense	—	—
Net loss	$(248)	$(142)
NOTE 17 SEGMENTED INFORMATION
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
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). In November 2012, the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 18 states.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The comprehensive run-off plan is subject to OIR approval.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS") and IWS (collectively, "Insurance Services"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS. Insurance Services is organized under ARS and IWS.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

Segment revenues for the three months ended March 31, 2013 and 2012 were:

(in thousands)	Three months ended March 31,
	2013	2012
Revenues:
Insurance Underwriting:
Net premiums earned	$28,068	$29,267
Other income	2,298	1,786
Total Insurance Underwriting	30,366	31,053
Insurance Services:
Service fee and commission income	13,124	9,529
Total Insurance Services	13,124	9,529
Total segment revenues	43,490	40,582
Net investment income	580	826
Net realized (losses) gains	(1,409)	273
Loss on change in fair value of debt	(8,951)	(4,331)
Other income not allocated to segments	(80)	(703)
Total revenues	$33,630	$36,647
The operating (loss) income of each segment is before income taxes and includes revenues and direct segment costs. For the three months ended March 31, 2013 and 2012, Insurance Services operating income includes amortization expense of $0.3 million and zero. respectively, related to its VSA in-force intangible asset.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

Segment (loss) income for the three months ended March 31, 2013 and 2012 were:

	Three months ended March 31,
	2013	2012
Segment operating (loss) income
Insurance Underwriting	$(4,529)	$(3,226)
Insurance Services	1,349	1,733
Total segment operating loss	(3,180)	(1,493)
Net investment income	580	826
Net realized (losses) gains	(1,409)	273
Loss on change in fair value of debt	(8,951)	(4,331)
Other income and expenses not allocated to segments, net	(2,819)	(3,623)
Interest expense	(1,833)	(1,849)
Amortization of intangible assets not allocated to segments	(231)	—
Loss on buy-back of debt	(24)	—
Equity in net income (loss) of investee	255	(2,266)
Loss before income tax (benefit) expense	$(17,612)	$(12,463)
Income tax (benefit) expense	(276)	59
Net loss	$(17,336)	$(12,522)
Net premiums earned by line of business for the three months ended March 31, 2013 and 2012 were:

(in thousands)	Three months ended March 31,
	2013	2012
Insurance Underwriting:
Private passenger auto liability	$18,661	$19,405
Auto physical damage	7,843	7,304
Total non-standard automobile	26,504	26,709
Commercial auto liability	649	2,556
Homeowners	915	—
Other	—	2
Total net premiums earned	$28,068	$29,267
NOTE 18 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As part of the restructuring, the Company intends to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The comprehensive run-off plan is subject to OIR approval.
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company continues to estimate that Insurance Underwriting will incur approximately $2.0 million in cash severance expenses due to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

reductions-in-force as part of the restructuring, and the Company now expects that these expenses will be incurred during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through March 31, 2013, the Company has incurred severance expense of $1.4 million.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, as of March 31, 2013 is as follows:

	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$214	$1,207	$1,421
Restructuring expense	759	21	780
Cash payments	(487)	(89)	(576)
Restructuring liability, end of period	486	1,139	1,625

NOTE 19 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 was as follows:

(in thousands)			March 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$22,645	$—	$22,645	$—
Canadian government	4,029	—	4,029	—
States municipalities and political subdivisions	7,320	—	7,320	—
Mortgage-backed	651	—	651	—
Asset-backed securities and collateralized mortgage obligations	160	—	160	—
Corporate	36,205	—	36,205	—
Total fixed maturities	$71,010	$—	$71,010	$—

Equity investments	3,304	3,304	—	—
Other investments	2,000	—	2,000	—
Short-term investments	586	—	586	—
Total assets	$76,900	$3,304	$73,596	$—

Liabilities:
LROC preferred units	$14,903	$14,903	$—	$—
Senior unsecured debentures	25,888	—	25,888	—
Subordinated debt	28,781	—	28,781	—
Total liabilities	$69,572	$14,903	$54,669	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

(in thousands)			December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:

Fixed maturities:
U.S. government, government agencies and authorities	$24,915	$—	$24,915	$—
Canadian government	3,782	—	3,782	—
States municipalities and political subdivisions	7,345	—	7,345	—
Mortgage-backed	5,043	—	5,043	—
Asset-backed securities and collateralized mortgage obligations	1,092	—	1,092	—
Corporate	37,357	—	37,357	—
Total fixed maturities	$79,534	$—	$79,534	$—

Equity investments	3,548	3,548	—	—
Other investments	2,000	—	2,000	—
Short-term investments	585	—	585	—
Total assets	$85,667	$3,548	$82,119	$—

Liabilities:
LROC preferred units	$13,655	$13,655	$—	$—
Senior unsecured debentures	23,730	—	23,730	—
Subordinated debt	23,774	—	23,774	—
Total liabilities	$61,159	$13,655	$47,504	$—

NOTE 20 RELATED PARTY TRANSACTIONS

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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the OIR which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently, the Company and United mutually

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
NOTE 21 COMMITMENTS AND CONTINGENCIES
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
(b)    Guarantee:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General").  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the financial statements at March 31, 2013.
(c)    Commitment:
During the second quarter of 2012, the Company entered into a subscription agreement to commit up to $6.0 million of capital to allow for participation in a limited liability investment which invests principally in income-producing real estate. At March 31, 2013, the unfunded commitment was $4.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

NOTE 22 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company (a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of March 31, 2013 and December 31, 2012 and for the periods ended March 31, 2013 and 2012, with a separate column for the Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

		Condensed Consolidating Statement of Operations
		For the three months ended March 31, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$28,068	$—	$28,068
Service fee and commission income	—	—	13,124	—	13,124
Net investment income, net realized losses other income	(116)	(1,396)	2,901	—	1,389
Loss on change in fair value of debt	—	(7,702)	(1,249)	—	(8,951)
Total revenues	(116)	(9,098)	42,844	—	33,630
Expenses:
Loss and loss adjustment expenses	—	—	21,831	—	21,831
Commissions and premium taxes	—	—	6,712	—	6,712
Other expenses	823	1,633	18,641	—	21,097
Interest expense	—	2,799	(966)	—	1,833
Total expenses	823	4,432	46,218	—	51,473
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(939)	(13,530)	(3,374)	—	(17,843)
Loss on buy-back of debt	—	(24)	—	—	(24)
Equity in net income (loss) of investee	—	255	—	—	255
Loss before income tax (benefit) expense	(939)	(13,299)	(3,374)	—	(17,612)
Income tax (benefit) expense	—	—	(276)	—	(276)
Equity in undistributed net (loss) income of subsidiaries	(16,397)	(3,770)	—	20,167	—
Net (loss) income	$(17,336)	$(17,069)	$(3,098)	$20,167	$(17,336)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

		Condensed Consolidating Statement of Operations
		For the three months ended March 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$29,267	$—	$29,267
Service fee and commission income	—	—	9,529	—	9,529
Net investment income, net realized gains and other income	671	878	633	—	2,182
Loss on change in fair value of debt	—	(2,075)	(2,256)	—	(4,331)
Total revenues	671	(1,197)	37,173	—	36,647
Expenses:
Loss and loss adjustment expenses	—	—	21,775	—	21,775
Commissions and premium taxes	—	—	4,419	—	4,419
Other expenses	1,023	1,679	16,099	—	18,801
Interest expense	—	3,527	(1,678)	—	1,849
Total expenses	1,023	5,206	40,615	—	46,844
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(352)	(6,403)	(3,442)	—	(10,197)
Equity in net income (loss) of investee	—	(2,266)	—	—	(2,266)
Loss before income tax (benefit) expense	(352)	(8,669)	(3,442)	—	(12,463)
Income tax (benefit) expense	—	—	59	—	59
Equity in undistributed net (loss) income of subsidiaries	(10,899)	(3,926)	—	14,825	—
Net (loss) income	$(11,251)	$(12,595)	$(3,501)	$14,825	$(12,522)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

			Condensed Consolidating Balance Sheets
				As of March 31, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$41,952	$191,724	$—	$(233,676)	$—
Total investments	—	—	136,478	(58,102)	78,376
Investment in investee	—	21,517	—	5,009	26,526
Cash and cash equivalents	1,846	12,952	76,023	—	90,821
Goodwill	—	—	9,105	—	9,105
Intangible assets	—	7,803	42,222	—	50,025
Other assets	4,306	235,150	467,185	(599,983)	106,658
Asset held for sale	—	—	8,737		8,737
Total assets	48,104	469,146	739,750	(886,752)	370,248
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses:	$—	$—	$101,204	$—	$101,204
Unearned premiums	—	—	52,116	—	52,116
LROC preferred units	—	—	14,903	—	14,903
Senior unsecured debentures	—	25,888	—	—	25,888
Subordinated debt	—	28,781	—	—	28,781
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	385	17,020	97,596	(15,364)	99,637
Total liabilities	385	141,911	195,597	(15,364)	322,529

Equity:
Common stock	$296,621	$829,681	$574,299	$(1,403,980)	$296,621
Additional paid-in capital	15,757	—	—	—	15,757
Accumulated deficit	(279,501)	(478,546)	(36,087)	514,633	(279,501)
Accumulated other comprehensive income (loss)	14,433	(23,900)	5,941	17,959	14,433
Shareholders' equity attributable to common shareholders	47,310	327,235	544,153	(871,388)	47,310
Noncontrolling interests in consolidated subsidiaries	409	—	—	—	409
Total equity	47,719	327,235	544,153	(871,388)	47,719
Total liabilities and equity	$48,104	$469,146	$739,750	$(886,752)	$370,248

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

			Condensed Consolidating Balance Sheets
				As of December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$58,709	$185,079	$—	$(243,788)	$—
Total investments	—	—	142,499	(54,499)	88,000
Investment in investee	—	36,723	—	5,010	41,733
Cash and cash equivalents	1,932	6,371	72,510	—	80,813
Goodwill	—	—	8,421	—	8,421
Intangible assets	—	7,803	42,780	—	50,583
Other assets	5,004	229,206	452,199	(591,896)	94,513
Asset held for sale	—	—	8,737	—	8,737
Total assets	65,645	465,182	727,146	(885,173)	372,800
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses:	—	—	106,564	—	106,564
Unearned premiums	—	—	45,047	—	45,047
LROC preferred units	—	—	13,655	—	13,655
Senior unsecured debentures	—	23,730	—	—	23,730
Subordinated debt	—	23,774	—	—	23,774
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	231	16,374	92,145	(14,134)	94,616
Total liabilities	231	134,100	187,189	(14,134)	307,386
Equity:
Common stock	296,621	829,681	572,079	(1,401,760)	296,621
Additional paid-in capital	15,757	—	—	—	15,757
Accumulated deficit	(262,069)	(474,768)	(35,045)	509,813	(262,069)
Accumulated other comprehensive income (loss)	14,762	(23,831)	2,923	20,908	14,762
Shareholders' equity attributable to common shareholders	65,071	331,082	539,957	(871,039)	65,071
Noncontrolling interests in consolidated subsidiaries	343	—	—	—	343
Total equity	65,414	331,082	539,957	(871,039)	65,414
Total liabilities and equity	$65,645	$465,182	$727,146	$(885,173)	$372,800

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

		Condensed Consolidating Statement of Cash Flows
		For the three months ended March 31, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(17,336)	$(17,069)	$(3,098)	$20,167	$(17,336)
Equity in undistributed net income (loss) of subsidiaries	16,397	3,770	—	(20,167)	—
Loss on change in fair value of debt	—	7,702	1,249	—	8,951
Other	853	2,360	(6,087)	—	(2,874)
Net cash used in operating activities	(86)	(3,237)	(7,936)	—	(11,259)
Investing activities:
Proceeds from sales and maturities of fixed maturities and equity investments	—	13,638	9,622	—	23,260
Purchase of investments	—	(1,012)	(215)	—	(1,227)
Net proceeds from sales of limited liability investments	—	—	—	—	—
Other	—	(2,225)	2,042	—	(183)
Net cash provided by investing activities	—	10,401	11,449	—	21,850
Financing activities:
Redemption of senior unsecured debentures	—	(583)	—	—	(583)
Net cash (used in) provided by financing activities	—	(583)	—	—	(583)
Net (decrease) increase in cash and cash equivalents	(86)	6,581	3,513	—	10,008
Cash and cash equivalents at beginning of period	1,932	6,371	72,510	—	80,813
Cash and cash equivalents at end of period	$1,846	$12,952	$76,023	$—	$90,821

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2013

		Condensed Consolidating Statement of Cash Flows
		For the three months ended March 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(11,251)	$(12,595)	$(3,501)	$14,825	$(12,522)
Equity in undistributed net income (loss) of subsidiaries	10,899	3,926	—	(14,825)	—
Loss on change in fair value of debt	—	2,075	2,256	—	4,331
Other	(6,205)	490	(9,532)	6,631	(8,616)
Net cash (used in) provided by operating activities	(6,557)	(6,104)	(10,777)	6,631	(16,807)
Investing activities:
Proceeds from sales and maturities of investments	—	—	37,356	—	37,356
Purchase of investments	—	—	(33,173)	—	(33,173)
Other	—	(3)	(345)	—	(348)
Net cash provided by (used in) investing activities	—	(3)	3,838	—	3,835
Financing activities:
Common stock issued	132	6,631	—	(6,631)	132
Net cash (used in) provided by financing activities	132	6,631	—	(6,631)	132
Net (decrease) increase in cash and cash equivalents	(6,425)	524	(6,939)	—	(12,840)
Cash and cash equivalents at beginning of period	22,389	873	62,224	—	85,486
Cash and cash equivalents at end of period	$15,964	$1,397	$55,285	$—	$72,646

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"). In addition to the general factors listed in the 2012 Annual Report, the potential impact of certain guarantees made by the Company in favor of third parties, our potential inability to complete current or future acquisitions successfully, our inability to successfully implement our restructuring activities, and our inability to adequately estimate and provide for an appropriate level of reserving at our insurance company subsidiaries could cause actual results and financial condition to differ materially from estimated results and financial condition. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
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
Insurance Underwriting actively conducts business in 18 states. In the first quarter of 2013, production in the following states represented 83.9% of the Company's gross premiums written: Florida (28.5%), Illinois (16.1%), Texas (13.6%), California (10.3%), Colorado (8.7%) and Nevada (6.7%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended March 31, 2013, non-standard automobile insurance accounted for 95.2% of the Company's gross premiums written.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The comprehensive run-off plan is subject to OIR approval.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS") and IWS Acquisition Corporation ("IWS"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS. Throughout Management's Discussion and Analysis, the term "Insurance Services" is used to refer to this segment. Insurance Services is organized under ARS and IWS.

KINGSWAY FINANCIAL SERVICES INC.

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
Operating Loss
Operating loss represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 17, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax (benefit) expense which, in addition to operating loss (income), includes net investment income, net realized (losses) gains, loss on change in fair value of debt, other income, general and administrative expenses, restructuring expense, interest expense, amortization of certain intangible assets, loss on buy-back of debt, and equity in net income (loss) of investee.
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
Critical Accounting Estimates and Assumptions
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of

KINGSWAY FINANCIAL SERVICES INC.

deferred income taxes, valuation of intangible assets, goodwill recoverability, deferred acquisition costs, and fair value assumptions for debt obligations.
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report. There has been no material change subsequent to December 31, 2012 to the information previously disclosed in the 2012 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net loss for the three months ended March 31, 2013 and 2012 is presented in Table 1 below:
Table 1 Segment (Loss) Income
For the three months ended March 31 (in millions of dollars)

	2013	2012	Change
Segment operating (loss) income
Insurance Underwriting	(4.5)	(3.2)	(1.3)
Insurance Services	1.3	1.7	(0.4)
Total segment operating loss	(3.2)	(1.5)	(1.7)
Net investment income	0.6	0.8	(0.2)
Net realized (losses) gains	(1.4)	0.3	(1.7)
Loss on change in fair value of debt	(9.0)	(4.3)	(4.7)
Other income and expenses not allocated to segments, net	(2.8)	(3.6)	0.8
Interest expense	(1.8)	(1.8)	—
Amortization of intangible assets not allocated to segments	(0.3)	—	(0.3)
Loss on buy-back of debt	—	—	—
Equity in net income (loss) of investee	0.3	(2.3)	2.6
Loss before income tax (benefit) expense	(17.6)	(12.4)	(5.2)
Income tax (benefit) expense	(0.3)	0.1	(0.4)
Net loss	(17.3)	(12.5)	(4.8)
Net Loss and Diluted Loss Per Share
In the first quarter of 2013, we incurred a net loss of $17.3 million ($1.32 per diluted share) compared to $12.5 million ($0.96 per diluted share) in the first quarter of 2012. The net loss for the three months ended March 31, 2013 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense and loss on the change in fair value of debt. The net loss for the three months ended March 31, 2012 is due to operating losses in Insurance Underwriting, corporate general expenses, interest expense, loss on the change in fair value of debt and equity in net loss of investee.
Insurance Underwriting
For the three months ended March 31, 2013, Insurance Underwriting gross premiums written were $43.5 million compared to $39.3 million for the three months ended March 31, 2012, representing a 10.7% increase. Net premiums written decreased 5.0% to $32.2 million for the three months ended March 31, 2013 compared with $33.9 million for the three months ended March 31, 2012. Net premiums earned decreased 4.1% to $28.1 million for the three months ended March 31, 2013 compared with $29.3 million for the three months ended March 31, 2012.
The increase in gross premiums written is the result of increased non-standard automobile premium volumes at Mendota and Mendakota and business written by Maison, which did not begin operations until the fourth quarter of 2012, partially offset by a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The decrease in net premiums written and earned is

KINGSWAY FINANCIAL SERVICES INC.

primarily the result of quota share reinsurance agreements entered into by Mendota and Mendakota effective July 1, 2012 and continuing in place through March 31, 2013.
The Insurance Underwriting operating loss increased to $4.5 million for the three months ended March 31, 2013 compared with $3.2 million for the three months ended March 31, 2012. The increase in operating loss for the three months ended March 31, 2013 is primarily attributed to storm-related losses incurred at Maison during the first quarter of 2013.
The Insurance Underwriting loss ratio for the first quarter of 2013 was 71.8% compared to 74.4% for the first quarter of 2012. The decrease in the loss ratio for the three months ended March 31, 2013 is primarily due to favorable development on unpaid loss and loss adjustment expenses at UCC which more than offset the effect of storm-related losses incurred at Maison during the first quarter of 2013.
The Insurance Underwriting expense ratio was 52.5% in the first quarter of 2013 and 42.2% in the first quarter of 2012. The increase in the expense ratio for the three months ended March 31, 2013 is a derivative effect of the 4.1% decrease in net premiums earned cited above, which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses. In addition, Insurance Underwriting incurred $0.8 million of severance expense during the first quarter of 2013 related to its previously announced restructuring.
The Insurance Underwriting combined ratio was 124.3% in the first quarter 2013 compared with 116.6% in the first quarter of 2012, reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $2.3 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively; however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 37.9% to $13.1 million for the three months ended March 31, 2013 compared with $9.5 million for the three months ended March 31, 2012. This increase was primarily driven by the inclusion of IWS in 2013 following its acquisition during the fourth quarter of 2012. The Insurance Services operating income decreased to $1.3 million for the three months ended March 31, 2013 compared with $1.7 million for the three months ended March 31, 2012. This decrease is primarily due to increased amortization expense during the first quarter of 2013 as a result of the acquisition of IWS during the fourth quarter of 2012, as noted above. Insurance Services operating income for the three months ended March 31, 2013 includes amortization expense of $0.3 million related to its VSA in-force intangible asset.
Net Investment Income
Net investment income decreased to $0.6 million in the first quarter of 2013 compared to $0.8 million in the first quarter of 2012. The decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized (Losses) Gains
The Company incurred net realized losses in the first quarter of 2013 of $1.4 million compared to net realized gains of $0.3 million in the first quarter of 2012. The net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock. As more fully described in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock. The net realized gains in 2012 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting. There were no impairments recorded during the first quarters of 2013 or 2012 for other-than-temporarily impaired investments.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $9.0 million in the first quarter of 2013 compared to $4.3 million in the first quarter of 2012. The 2013 loss is due to an increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units, whereas the 2012 loss is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units.

KINGSWAY FINANCIAL SERVICES INC.

Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.8 million in the first quarter of 2013 compared to $3.6 million in the first quarter of 2012. The decrease in net expense for the three months ended March 31, 2013 is primarily due to $0.7 million more of foreign exchange losses recorded in 2012 than in 2013.
Interest Expense
Interest expense for the first quarter of 2013 was $1.8 million compared to $1.8 million in the first quarter of 2012.
Amortization of Intangible Assets Not Allocated to Segments
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets not allocated to segments was $0.3 million for the first quarter of 2013 compared to zero in the first quarter of 2012. The expense for the three months ended March 31, 2013 relates to the amortization of acquired database, customer-related relationships, trade name and non-compete agreement. See Note 5, "Acquisition," to the unaudited consolidated interim financial statements for further details.
Loss on Buy-Back of Debt
During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the first quarter of 2012, the Company did not buy-back any of its outstanding debt.
Equity in Net Income (Loss) of Investee
At March 31, 2013, the Company has a 16.5% common equity interest in Atlas, a financial services holding company. For the three months ended March 31, 2013, we recorded income of $0.3 million from this investment. For the three months ended March 31, 2012, the Company recorded $2.3 million of loss from this investment. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements for further details.
Income Tax (Benefit) Expense

Income tax benefit for the first quarter of 2013 was $0.3 million compared to income tax expense of $0.1 million in the first quarter of 2012. The decrease in income tax expense for the three months ended March 31, 2013 is primarily attributable to a valuation allowance tax benefit adjustment recorded in 2013.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At March 31, 2013, we held cash and cash equivalents and investments with a carrying value of $169.2 million. As of March 31, 2013, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	March 31, 2013	% of Total	December 31, 2012	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	22.6	13.4%	24.9	14.8%
Canadian government	4.0	2.4%	3.8	2.2%
States municipalities and political subdivisions	7.3	4.3%	7.3	4.3%
Mortgage-backed	0.7	0.4%	5.0	2.9%
Asset-backed securities and collateralized mortgage obligations	0.2	0.1%	1.1	0.6%
Corporate	36.2	21.4%	37.4	22.2%
Total fixed maturities	71.0	42.0%	79.5	47.0%
Equity investments	3.3	2.0%	3.6	2.1%
Limited liability investments	1.5	0.9%	2.3	1.4%
Other investments	2.0	1.1%	2.0	1.2%
Short-term investments	0.6	0.3%	0.6	0.4%
Total investments	78.4	46.3%	88.0	52.1%
Cash and cash equivalents	90.8	53.7%	80.8	47.9%
Total	169.2	100.0%	168.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2013 and December 31, 2012.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	March 31, 2013	% of Total	December 31, 2012	% of Total
Due in less than one year	20.2	28.5%	16.3	20.5%
Due in one through five years	48.9	68.9%	56.2	70.7%
Due after five through ten years	1.3	1.8%	2.1	2.6%
Due after ten years	0.6	0.8%	4.9	6.2%
Total	71.0	100.0%	79.5	100.0%

At March 31, 2013, 97.3% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given our U.S. operations typically invest in U.S. dollar denominated instruments and our relatively insignificant investment in equity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates.

KINGSWAY FINANCIAL SERVICES INC.

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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at March 31, 2013 and December 31, 2012, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 83.7% of those investments rated 'A' or better at March 31, 2013. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	March 31, 2013	December 31, 2012
AAA/Aaa	33.8%	45.2%
AA/Aa	22.0	15.8
A/A	27.9	22.8
Percentage rated A/A2 or better	83.7%	83.8%
BBB/Baa	16.3	16.2
Total	100.0%	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 6, "Investments," to the unaudited consolidated interim financial statements.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments for the three months ended March 31, 2013 and March 31, 2012.
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
At March 31, 2013, the gross unrealized losses for fixed maturities and equity investments amounted to $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of March 31, 2013 and December 31, 2012, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLC's") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLC's and LP are reported as limited liability investments in

KINGSWAY FINANCIAL SERVICES INC.

the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance, and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the LLC and LP investments at March 31, 2013 and December 31, 2012.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	March 31, 2013	March 31, 2013	December 31, 2012
Real estate held through LLC	1.0	—	1.0
Real estate held through LP	3.7	1.3	1.2
Other	—	0.2	0.1
Total	4.7	1.5	2.3
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	March 31, 2013	December 31, 2012
Non-standard automobile	77.9	80.3
Commercial automobile	16.5	19.9
Other	3.5	2.9
Total	97.9	103.1
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	March 31, 2013	December 31, 2012
Non-standard automobile	70.8	75.6
Commercial automobile	15.6	19.1
Other	3.5	2.9
Total	89.9	97.6
Non-Standard Automobile
At March 31, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $77.9 million and $80.3 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Commercial Automobile
At March 31, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $16.5 million and $19.9 million, respectively. The decrease primarily reflects the

KINGSWAY FINANCIAL SERVICES INC.

actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    (Decrease) increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended March 31,
	2013	2012
(Favorable) unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(0.8)	0.2
For the three months ended March 31, 2013, the Company reported $0.8 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years. For the three months ended March 31, 2012, the Company reported $0.2 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years. The favorable development reported for the three months ended March 31, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. The development reported for the three months ended March 31, 2012 was primarily related to the Company's allocation of its provision for unallocated loss and loss adjustment expenses between the current and prior accident years.
The Company cannot predict whether property and casualty unpaid loss and loss adjustment expenses will develop favorably or unfavorably from the amounts reported in the Company’s unaudited consolidated interim financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated equity but could have a material effect on the Company’s consolidated financial results for a given period.
See the “Critical Accounting Estimates and Assumptions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.
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
Cash Flows
During the three months ended March 31, 2013, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $11.3 million. This use of cash can be explained primarily by the net loss of $17.3 million.
During the three months ended March 31, 2013, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $21.9 million. This source of cash was driven by net proceeds received from the sale of Atlas common stock of $13.6 million during the first quarter of 2013 as further discussed in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, and proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.

KINGSWAY FINANCIAL SERVICES INC.

During the three months ended March 31, 2013, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $0.6 million. This use of cash is attributed to the buy-back of $0.6 million of par value of senior unsecured debentures during the first quarter of 2013.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the three months ended March 31, 2013 was $10.0 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2013, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
As of March 31, 2013, the Company has $26.4 million principal value of outstanding debt due February 1, 2014. During the first quarter of 2013, Kingsway sold 2,625,000 shares of Atlas common stock for approximately $13.6 million of proceeds net of commissions and transaction expenses. While this sale of Atlas common stock added substantially to the Company's liquidity, the Company still does not have the funds necessary to both retire the remaining $26.4 million of principal value of debt due on February 1, 2014 as well as meet all of its other continuing obligations. In the event that funds available to the Company are inadequate to service its obligations, specifically the retirement of the remaining $26.4 million principal value of debt due February 1, 2014, the Company would need to raise capital, sell additional assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and continue to satisfy regulatory capital requirements at its insurance underwriting subsidiaries, though there can be no assurance that it will be able to meet its outstanding debt obligation due February 1, 2014.
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
Throughout 2013 and 2012, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of March 31, 2013, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 62.4% and 32.4%, respectively. These ratios have been calculated based on the unaudited consolidated interim financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the first quarter of 2012, the Company did not buy-back any of its outstanding debt.
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

KINGSWAY FINANCIAL SERVICES INC.

As of December 31, 2012, Amigo's RBC was 157%, which is at the company action level, as defined by the NAIC. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The comprehensive run-off plan is subject to OIR approval. The successful achievement of any run-off plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company and Amigo expect that they will take all necessary steps to comply with the provisions of the run-off plan.
Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of March 31, 2013, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 21, “Commitments and Contingencies,” to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2012 Annual Report.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 10, 2013	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2013	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

