Form 10-Q/A
period 2013-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2013-06-10
CIK 1072627

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

EXPLANATORY NOTE

Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 10, 2013 (the "Form 10-Q"), to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. Pursuant to Rule 405(a)(2)(ii) of Regulation S-T, the Company is permitted to furnish Exhibit 101 by amendment to the Form 10-Q within 30 days of the original filing date of the Form 10-Q.
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

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (included as exhibit 31.1 to the March 31, 2013 Form 10-Q, filed May 10, 2013, and incorporated herein by reference).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (included as exhibit 31.2 to the March 31, 2013 Form 10-Q, filed May 10, 2013, and incorporated herein by reference).

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as exhibit 32.1 to the March 31, 2013 Form 10-Q, filed May 10, 2013, and incorporated herein by reference).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as exhibit 32.2 to the March 31, 2013 Form 10-Q, filed May 10, 2013, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	June 10, 2013	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	June 10, 2013	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

5