Form 10-Q
period 2013-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2013-08-08
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 8, 2013 was 13,148,971.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $71,254 and $77,858, respectively)	$72,256	$79,534
Equity investments, at fair value (cost of $27,775 and $2,305, respectively)	31,110	3,548
Limited liability investments	2,268	2,333
Other investments, at cost which approximates fair value	3,031	2,000
Short-term investments, at cost which approximates fair value	586	585
Total investments	109,251	88,000
Cash and cash equivalents	71,351	80,813
Investment in investee	—	41,733
Accrued investment income	635	2,263
Premiums receivable, net of allowance for doubtful accounts of $3,977 and $4,040, respectively	34,864	35,598
Service fee receivable	19,313	15,173
Other receivables, net of allowance for doubtful accounts of $1,002 and $1,002, respectively	4,852	4,750
Reinsurance recoverable	15,133	8,557
Prepaid reinsurance premiums	11,835	7,316
Deferred acquisition costs, net	11,797	14,102
Property and equipment, net of accumulated depreciation of $23,707 and $22,887, respectively	2,159	2,709
Goodwill	9,484	8,421
Intangible assets, net of amortization of $20,329 and $19,263, respectively	50,569	50,583
Other assets	4,542	4,045
Asset held for sale	7,291	8,737
TOTAL ASSETS	$353,076	$372,800
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses:
Property and casualty	$96,703	$103,116
Vehicle service agreements	3,140	3,448
Total unpaid loss and loss adjustment expenses	99,843	106,564
Unearned premiums	47,308	45,047
Reinsurance payable	7,620	4,956
LROC preferred units	14,204	13,655
Senior unsecured debentures	26,356	23,730
Subordinated debt	26,674	23,774
Deferred income tax liability	3,602	3,054
Deferred service fees	49,198	48,987
Income taxes payable	2,821	2,879
Accrued expenses and other liabilities	34,533	34,740
TOTAL LIABILITIES	$312,159	$307,386
EQUITY
Common stock, no par value; unlimited number authorized; 13,148,971 issued and outstanding at June 30, 2013 and December 31, 2012	$296,621	$296,621
Additional paid-in capital	15,824	15,757
Accumulated deficit	(289,784)	(262,069)
Accumulated other comprehensive income	16,862	14,762
Shareholders' equity attributable to common shareholders	39,523	65,071
Noncontrolling interests in consolidated subsidiaries	1,394	343
TOTAL EQUITY	40,917	65,414
TOTAL LIABILITIES AND EQUITY	$353,076	$372,800
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Net premiums earned	$28,297	$30,985	$56,365	$60,252
Service fee and commission income	12,052	8,138	25,176	17,667
Net investment income	816	797	1,396	1,623
Net realized gains (losses)	32	(23)	(1,377)	250
Other-than-temporary impairment loss	(1,800)	(488)	(1,800)	(488)
Gain (loss) on change in fair value of debt	2,338	(2,418)	(6,613)	(6,749)
Other income	2,174	2,744	4,392	3,827
Total revenues	43,909	39,735	77,539	76,382
Expenses:
Loss and loss adjustment expenses	24,615	23,616	46,446	45,391
Commissions and premium taxes	5,171	4,747	11,883	9,166
General and administrative expenses	20,289	17,154	40,048	35,955
Restructuring expense	147	—	927	—
Interest expense	1,927	1,916	3,760	3,765
Amortization of intangible assets	508	—	1,066	—
Impairment of asset held for sale	1,446	—	1,446	—
Total expenses	54,103	47,433	105,576	94,277
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(10,194)	(7,698)	(28,037)	(17,895)
Loss on buy-back of debt	—	—	(24)	—
Equity in net income (loss) of investee	—	97	255	(2,169)
Loss before income tax (benefit) expense	(10,194)	(7,601)	(27,806)	(20,064)
Income tax (benefit) expense	(525)	116	(801)	175
Net loss	(9,669)	(7,717)	(27,005)	(20,239)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	617	(1,700)	712	(3,214)
Net loss attributable to common shareholders	$(10,286)	$(6,017)	$(27,717)	$(17,025)
Loss per share – net loss:
Basic:	$(0.74)	$(0.59)	$(2.05)	$(1.54)
Diluted:	(0.74)	(0.59)	(2.05)	(1.54)
Weighted average shares outstanding (in ‘000s):
Basic:	13,149	13,149	13,149	13,117
Diluted:	13,149	13,149	13,149	13,117
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(9,669)	$(7,717)	$(27,005)	$(20,239)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains arising during the period	1,639	417	1,136	197
Reclassification adjustment for losses (gains) included in net loss	34	(509)	282	(367)
Foreign currency translation adjustments	(2)	(1,497)	(1)	27
Equity in other comprehensive income of investee	747	28	642	339
Other comprehensive income (loss)	2,418	(1,561)	2,059	196
Comprehensive loss	(7,251)	(9,278)	(24,946)	(20,043)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	605	(1,722)	671	(3,318)
Comprehensive loss attributable to common shareholders	$(7,856)	$(7,556)	$(25,617)	$(16,725)
(1) Net of income tax (benefit) expense of $0 and $0 for the three and six months ended June 30, 2013 and June 30, 2012, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(27,005)	$(20,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of investee	(255)	2,169
Equity in net (income) loss of limited liability investments	(155)	9
Depreciation and amortization	1,885	1,063
Stock based compensation expense, net of forfeitures	67	101
Net realized losses (gains)	1,377	(250)
Loss on change in fair value of debt	6,613	6,749
Deferred income taxes	(136)	—
Other than temporary impairment loss	1,800	488
Amortization of fixed maturities premiums and discounts	1,906	1,574
Impairment of asset held for sale	1,446	—
Realized loss on buy-back of debt	24	—
Changes in operating assets and liabilities:
Premiums and service fee receivable	(3,406)	(4,681)
Reinsurance recoverable	(6,576)	(4,988)
Deferred acquisition costs	2,305	482
Income taxes recoverable	—	1,002
Unpaid loss and loss adjustment expenses	(6,721)	(20,608)
Unearned premiums	2,261	2,483
Reinsurance payable	2,664	2,463
Deferred service fees	211	2,080
Other, net	(3,897)	(834)
Net cash used in operating activities	(25,592)	(30,937)
Investing activities:
Proceeds from sales and maturities of fixed maturities	10,878	51,145
Proceeds from sales of equity investments	377	—
Proceeds from sales of investment in investee	13,638	—
Purchase of fixed maturities	(4,892)	(42,223)
Purchase of equity investments	(23)	—
Net acquisition of limited liability investments	(588)	—
Purchase of other investments	(1,031)	—
Net purchases of short-term investments	(325)	—
Acquisition of business, net of cash acquired	(1,052)	—
Net purchases of property and equipment and intangible assets	(269)	(502)
Net cash provided by investing activities	16,713	8,420
Financing activities:
Common stock issued	—	132
Redemption of senior unsecured debentures	(583)	—
Net cash (used in) provided by financing activities	(583)	132
Net decrease in cash and cash equivalents	(9,462)	(22,385)
Cash and cash equivalents at beginning of period	80,813	85,486
Cash and cash equivalents at end of period	$71,351	$63,101
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements. The required disclosures are included in Note 16, "Accumulated Other Comprehensive Income."

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Except for the changes, if any, in the Company's presentation, the initial application of the standard will not impact the Company.

NOTE 5 ACQUISITIONS
(a)    IWS Acquisition Corporation:
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

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2012, the Company began its fair value analysis on the assets acquired and liabilities assumed. In accordance with U.S. GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. The Company recorded adjustments related to the acquisition during the first six months of 2013, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.

After allocation of additional purchase price, goodwill of $9.0 million was recognized in addition to $12.4 million of separately identifiable intangible assets. Of this amount, $8.7 million of separately identifiable intangible assets related to this acquisition resulted from the valuations of acquired database, customer-related relationships, trade name and non-compete agreement. An additional $3.7 million of separately identifiable intangible assets resulted from the valuation of vehicle service agreements in-force ("VSA in-force"). Refer to Note 10, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed included $3.9 million related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $11.1 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2013 through 2018 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of June 30, 2013, the recorded value of the contingent earn-out agreement is $4.3 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

(b)    Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity Warranty Solutions LLC ("TWS"), acquired certain intangible assets of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The consolidated statements of operations include the earnings of TWS from the date of acquisition. As further discussed in Note 17, "Segmented Information," TWS is included in the Insurance Services segment. TWS is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning and refrigeration industry.

This acquisition will be accounted for as a business combination using the purchase method of accounting. The purchase price is expected to be allocated during the third quarter of 2013 to the assets purchased based upon their estimated fair values at the date of acquisition. Refer to Note 10, "Intangible Assets," for further disclosure on intangible assets related to this acquisition.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at June 30, 2013 and December 31, 2012 are summarized in the tables shown below:

(in thousands)	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$26,015	$749	$13	$26,751
Canadian government	4,283	—	101	4,182
States municipalities and political subdivisions	7,142	134	1	7,275
Mortgage-backed	282	16	—	298
Asset-backed securities and collateralized mortgage obligations	156	2	—	158
Corporate	33,376	228	12	33,592
Total fixed maturities	71,254	1,129	127	72,256
Equity investments:
Common stock	11,575	3,356	21	14,910
Preferred stock	16,200	—	—	16,200
Total equity investments	27,775	3,356	21	31,110
Total fixed maturities and equity investments	$99,029	$4,485	$148	$103,366

(in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,954	$962	$1	$24,915
Canadian government	3,822	—	40	3,782
States municipalities and political subdivisions	7,158	187	—	7,345
Mortgage-backed	4,850	193	—	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	8	—	1,092
Corporate	36,990	391	24	37,357
Total fixed maturities	77,858	1,741	65	79,534
Equity investments:
Common stock	2,305	1,256	13	3,548
Total fixed maturities and equity investments	$80,163	$2,997	$78	$83,082

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

Amortized cost, gross unrealized gains and estimated fair value for common stock in the preceding table at June 30, 2013 include $9.3 million, $2.0 million and $11.3 million, respectively, for the Company's investment in the common stock of the Company's former investee, Atlas Financial Holdings, Inc. ("Atlas"). As discussed further in Note 7, Investment in Investee, the Company's investment in the common stock of Atlas was accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets at December 31, 2012.

Amortized cost and estimated fair value for preferred stock in the preceding table at June 30, 2013 include $16.2 million and $16.2 million, respectively, for the Company's investment in the preferred stock of Atlas. The Company's investment in the preferred stock of Atlas was reported as investment in investee in the consolidated balance sheets at December 31, 2012.

The table below summarizes the Company's fixed maturities at June 30, 2013 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2013
	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,289	$25,380
Due after one year through five years	44,587	45,392
Due after five years through ten years	1,130	1,221
Due after ten years	248	263
Total	$71,254	$72,256

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of June 30, 2013 and December 31, 2012. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,848	$13	$—	$—	$4,848	$13
Canadian government	4,182	101	—	—	4,182	101
States municipalities and political subdivisions	1,002	1	—	—	1,002	1
Mortgage-backed	127	—	—	—	127	—
Corporate	1,031	10	1,008	2	2,039	12
Total fixed maturities	11,190	125	1,008	2	12,198	127
Equity investments:
Common stock	154	21	—	—	154	21
Total	$11,344	$146	$1,008	$2	$12,352	$148

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

(in thousands)					December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,612	$1	$—	$—	$4,612	$1
Canadian government	3,782	40	—	—	3,782	40
Mortgage-backed	—	—	267	—	267	—
Corporate	4,169	14	—	10	4,169	24
Total fixed maturities	12,563	55	267	10	12,830	65
Equity investments:
Common stock	8	1	38	12	46	13
Total	$12,571	$56	$305	$22	$12,876	$78
Fixed maturities and equity investments contain approximately 17 and 19 individual investments that were in unrealized loss positions as of June 30, 2013 and December 31, 2012, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down for other-than-temporary impairment related to other investments of zero and $0.5 million was recorded for the three months ended June 30, 2013 and June 30, 2012, respectively (zero and $0.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively).
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the three months ended June 30, 2013.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and six months ended June 30, 2013 and June 30, 2012. There were no other-than-temporary losses recognized in other comprehensive income (loss) for the three and six months ended June 30, 2013 and June 30, 2012.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of June 30, 2013 and December 31, 2012, the carrying value of limited liability investments totaled $2.3 million and $2.3 million, respectively. At June 30, 2013, the Company has unfunded commitments totaling $4.0 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include collateral and mortgage loans and are reported at their unpaid principal balance. As of June 30, 2013 and December 31, 2012, the carrying value of other investments totaled $3.0 million and $2.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and six months ended June 30, 2013 and June 30, 2012 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross realized gains	$64	$51	$373	$324
Gross realized losses	(32)	(74)	(32)	(74)
Total	$32	$(23)	$341	$250

Gross realized losses for the six months ended June 30, 2013 reported in the preceding table excludes the realized loss on sale of Atlas common stock recorded during the first quarter of 2013. Refer to Note 7, Investment in Investee, for further discussion.
Net investment income for the three and six months ended June 30, 2013 and June 30, 2012, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment income
Interest from fixed maturities	$368	$600	$650	$1,118
Dividends	237	262	490	504
Income (loss) from limited liability investments	105	(5)	155	(9)
Other	167	63	259	229
Gross investment income	877	920	1,554	1,842
Investment expenses	(61)	(123)	(158)	(219)
Net investment income	$816	$797	$1,396	$1,623
At June 30, 2013, fixed maturities and short-term investments with an estimated fair value of $14.4 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At June 30, 2013, the amount of such pledged securities was $24.5 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the preferred and restricted voting common stock of Atlas. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized losses on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Accordingly, the Company's investments in Atlas common stock and preferred stock are included in equity investments and reported at their fair values of $11.3 million and $16.2 million, respectively, in the consolidated balance sheets at June 30, 2013. The Company's share of its investee's equity adjustments for other comprehensive income of $0.7 million was offset against the carrying value of the Company's investment in Atlas common stock during the second quarter of 2013. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.
The carrying value, estimated fair value and approximate voting and equity percentages for the Company's investment in the common stock of Atlas, which was accounted for under the equity method of accounting and reported as investment in investee in the Company's consolidated balance sheets at December 31, 2012, were as follows:

(in thousands, except for percentages)
	December 31, 2012
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
Atlas	30.0%	63.3%	$38,758	$41,733

The fair value of the Company's investment in Atlas at December 31, 2012 in the table above is calculated based on the published closing price of Atlas at September 30, 2012 to be consistent with the three-month lag in reporting its carrying value under the equity method.
Equity in net income (loss) of investee was income of zero and $0.1 million for the three months ended June 30, 2013 and June 30, 2012, respectively (income of $0.3 million and loss of $2.2 million, respectively, year to date). The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.7 million and $0.6 million for the three and six months ended June 30, 2013, respectively, for the Company's pro rata share of its investee's accumulated other comprehensive income.
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
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2013 and 2012, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance, net	$12,685	$8,403	$14,102	$8,116
Additions	6,595	2,649	15,767	8,858
Amortization	(7,483)	(3,418)	(18,072)	(9,340)
Balance at June 30, net	$11,797	$7,634	$11,797	$7,634

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 9 GOODWILL
Goodwill was $9.5 million and $8.4 million at June 30, 2013 and December 31, 2012, respectively. As further discussed in Note 5, "Acquisitions," during the first six months of 2013, the Company continued its evaluation of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. that were acquired on November 16, 2012, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.
NOTE 10 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)
	June 30, 2013	December 31, 2012
Intangible assets subject to amortization
Database	$4,611	$4,907
VSA in-force	2,116	2,770
Customer-related relationships	4,004	3,056
Non-compete agreement	54	66
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Trade name	663	663
Intangible assets	$50,569	$50,583
As further discussed in Note 5, "Acquisitions," during the second quarter of 2013, the Company acquired certain intangible assets of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The purchase price is expected to be allocated to the intangible assets purchased based upon their estimated fair values at the date of acquisition during the third quarter of 2013. Accordingly, the customer-related relationships intangible asset in the preceding table includes $1.1 million related to the estimated TWS intangible asset acquired.
The Company's intangible assets with indefinite useful lives are not amortized. The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Accumulated amortization for these intangibles as of June 30, 2013 and December 31, 2012 was $20.4 million and $19.3 million, respectively. Amortization of intangible assets was $0.5 million and zero for the three months ended June 30, 2013 and June 30, 2012, respectively ($1.1 million and zero for the six months ended June 30, 2013 and June 30, 2012, respectively).
NOTE 11 ASSET HELD FOR SALE
As of June 30, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $7.3 million was classified as held for sale. During the three months ended June 30, 2013, the Company recorded a write-down of $1.4 million related to the asset held for sale. At June 30, 2013, the carrying value of the property is equal to its fair value net of estimated selling costs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established.
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2013 and June 30, 2012 were as follows:

(in thousands)	June 30, 2013	June 30, 2012
Balance at beginning of period, gross	$103,116	$120,258
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,478	298
Balance at beginning of period, net	97,638	119,960
Incurred related to:
Current year	43,992	45,064
Prior years	(834)	327
Paid related to:
Current year	(20,116)	(19,870)
Prior years	(31,897)	(47,582)
Balance at end of period, net	88,783	97,899
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,920	1,751
Balance at end of period, gross	$96,703	$99,650
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2013 are presented below. The changes in and the provision for vehicle service agreement unpaid loss and loss adjustment expenses were zero as of June 30, 2012.

(in thousands)	June 30, 2013
Balance at beginning of period	$3,448
Incurred related to:
Current year	3,288
Prior years	—
Paid related to:
Current year	(3,515)
Prior years	(81)
Balance at end of period	$3,140

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 13 DEBT
Debt consists of the following instruments:

(in thousands)	June 30, 2013		December 31, 2012
	Principal	Fair Value	Principal	Fair Value
7.5% Senior notes due 2014	$26,356	$26,356	$26,966	$23,730
LROC preferred units due 2015	15,020	14,204	15,879	13,655
Subordinated debt	90,500	26,674	90,500	23,774
Total	$131,876	$67,234	$133,345	$61,159

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At June 30, 2013, deferred interest payable of $10.5 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.
No debt repurchases were made during the second quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the three and six months ended June 30, 2012, respectively, the Company did not buy-back any of its outstanding debt.
NOTE 14 INCOME TAXES
Income tax benefit for the three and six months ended June 30, 2013 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss before income tax benefit primarily due to a valuation allowance being applied to the Company's operating losses, a tax expense being recorded attributable to the Company's indefinite life intangible assets and a tax benefit being recorded for a Canadian income tax refund. Income tax expense for the three and six months ended June 30, 2012 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss before income tax expense primarily due to a valuation allowance being applied to the Company's operating losses.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2013 and December 31, 2012. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2013 and December 31, 2012 net deferred tax asset. The Company carries a deferred tax liability of $3.6 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively, all of which relates to indefinite life intangible assets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

As of June 30, 2013 and December 31, 2012, the Company carried a liability for unrecognized tax benefits of $3.0 million and $3.0 million, respectively. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense.
NOTE 15 NET LOSS PER SHARE
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the three and six months ended June 30, 2013 and June 30, 2012, all stock options outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.
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

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013 and June 30, 2012 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the three and six months ended June 30, 2013 and June 30, 2012 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$14,433	$14,588	$14,762	$12,749
Unrealized gains on fixed maturities and equity investments arising during the period	1,650	425	1,152	304
Reclassification adjustment for losses (gains) included in net loss	34	(509)	282	(367)
Foreign currency translation adjustments	(2)	(1,485)	24	22
Equity in other comprehensive income of investee	747	28	642	339
Balance at June 30	$16,862	$13,047	$16,862	$13,047

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reclassification of accumulated other comprehensive income from unrealized gains on fixed maturities and equity investments to:
Net realized (losses) gains	$(34)	$509	$(282)	$367
Other-than-temporary impairment loss	—	—	—	—
(Loss) gains before income tax (benefit) expense	(34)	509	(282)	367
Income tax (benefit) expense	—	—	—	—
Net (loss) gain	$(34)	$509	$(282)	$367
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
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto, Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. (collectively, "Insurance Underwriting"). In November 2012, the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 17 states.
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
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS and TWS (collectively, "Insurance Services"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

TWS is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. TWS distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. It distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
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
Segment revenues for the three and six months ended June 30, 2013 and 2012 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Insurance Underwriting:
Net premiums earned	$28,297	$30,985	$56,365	$60,252
Other income	2,199	1,866	4,656	3,753
Total Insurance Underwriting	30,496	32,851	61,021	64,005
Insurance Services:
Service fee and commission income	12,052	8,138	25,176	17,667
Total Insurance Services	12,052	8,138	25,176	17,667
Total segment revenues	42,548	40,989	86,197	81,672
Net investment income	816	797	1,396	1,623
Net realized gains (losses)	32	(23)	(1,377)	250
Other-than-temporary impairment loss	(1,800)	(488)	(1,800)	(488)
Gain (loss) on change in fair value of debt	2,338	(2,418)	(6,613)	(6,749)
Other income not allocated to segments	(25)	878	(264)	74
Total revenues	$43,909	$39,735	$77,539	$76,382
The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs. For the three months ended June 30, 2013 and 2012, Insurance Services operating income includes amortization expense of $0.3 million and zero, respectively, related to its VSA in-force intangible asset. For the six months ended June 30, 2013 and 2012, Insurance Services operating income includes amortization expense of $0.7 million and zero, respectively, related to its VSA in-force intangible asset.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

Segment (loss) income for the three and six months ended June 30, 2013 and 2012 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment operating (loss) income
Insurance Underwriting	$(5,355)	$(3,838)	$(9,725)	$(6,963)
Insurance Services	(60)	991	1,289	2,724
Total segment operating loss	(5,415)	(2,847)	(8,436)	(4,239)
Net investment income	816	797	1,396	1,623
Net realized gains (losses)	32	(23)	(1,377)	250
Other-than-temporary impairment loss	(1,800)	(488)	(1,800)	(488)
Gain (loss) on change in fair value of debt	2,338	(2,418)	(6,613)	(6,749)
Other income and expenses not allocated to segments, net	(2,611)	(803)	(5,589)	(4,527)
Interest expense	(1,927)	(1,916)	(3,760)	(3,765)
Amortization of intangible assets not allocated to segments	(181)	—	(412)	—
Impairment of asset held for sale	(1,446)	—	(1,446)	—
Loss on buy-back of debt	—	—	(24)	—
Equity in net income (loss) of investee	—	97	255	(2,169)
Loss before income tax (benefit) expense	$(10,194)	$(7,601)	$(27,806)	$(20,064)
Income tax (benefit) expense	(525)	116	(801)	175
Net loss	$(9,669)	$(7,717)	$(27,005)	$(20,239)
Net premiums earned by line of business for the three and six months ended June 30, 2013 and 2012 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Insurance Underwriting:
Private passenger auto liability	$19,176	$20,415	$37,837	$39,820
Auto physical damage	8,330	7,515	16,173	14,819
Total non-standard automobile	27,506	27,930	$54,010	$54,639
Commercial auto liability	97	3,057	746	5,613
Homeowners	694	—	1,609	—
Other	—	(2)	—	—
Total net premiums earned	$28,297	$30,985	$56,365	$60,252
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company continues to estimate that Insurance Underwriting will incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring, and the Company now expects that these expenses will be incurred during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through June 30, 2013, the Company has incurred severance expense of $1.6 million.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three and six months ended June 30, 2013 is as follows:

(in thousands)	Three months ended June 30, 2013
	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$486	$1,139	$1,625
Restructuring expense	127	20	147
Cash payments	(569)	(88)	(657)
Restructuring liability, end of period	$44	$1,071	$1,115

(in thousands)	Six months ended June 30, 2013
	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$214	$1,207	$1,421
Restructuring expense	886	41	927
Cash payments	(1,056)	(177)	(1,233)
Restructuring liability, end of period	$44	$1,071	$1,115

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
Fair values of common stock equity investments are considered to approximate quoted market values based on the latest bid prices in active markets. Fair values of fixed maturities and preferred stock equity investments for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair values of senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 was as follows:

(in thousands)			June 30, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$26,751	$—	$26,751	$—
Canadian government	4,182	—	4,182	—
States municipalities and political subdivisions	7,275	—	7,275	—
Mortgage-backed	298	—	298	—
Asset-backed securities and collateralized mortgage obligations	158	—	158	—
Corporate	33,592	—	33,592	—
Total fixed maturities	72,256	—	72,256	—
Equity investments:
Common stock	14,910	14,910	—	—
Preferred stock	16,200	—	16,200	—
Total equity investments	31,110	14,910	16,200	—
Other investments	3,031	—	3,031	—
Short-term investments	586	—	586	—
Total assets	$106,983	$14,910	$92,073	$—

Liabilities:
LROC preferred units	14,204	14,204	—	—
Senior unsecured debentures	26,356	—	26,356	—
Subordinated debt	26,674	—	26,674	—
Total liabilities	$67,234	$14,204	$53,030	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

(in thousands)			December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$24,915	$—	$24,915	$—
Canadian government	3,782	—	3,782	—
States municipalities and political subdivisions	7,345	—	7,345	—
Mortgage-backed	5,043	—	5,043	—
Asset-backed securities and collateralized mortgage obligations	1,092	—	1,092	—
Corporate	37,357	—	37,357	—
Total fixed maturities	79,534	—	79,534	—
Equity investments:
Common stock	3,548	3,548	—	—
Other investments	2,000	—	2,000	—
Short-term investments	585	—	585	—
Total assets	$85,667	$3,548	$82,119	$—

Liabilities:
LROC preferred units	13,655	13,655	—	—
Senior unsecured debentures	23,730	—	23,730	—
Subordinated debt	23,774	—	23,774	—
Total liabilities	$61,159	$13,655	$47,504	$—

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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the OIR which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently, the Company and United mutually

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
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
(b)    Guarantee:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General").  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the financial statements at June 30, 2013.
(c)    Commitment:
During the second quarter of 2012, the Company entered into a subscription agreement to commit up to $6.0 million of capital to allow for participation in a limited liability investment which invests principally in income-producing real estate. At June 30, 2013, the unfunded commitment was $4.0 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 22 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company (a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of June 30, 2013 and December 31, 2012 and for the periods ended June 30, 2013 and 2012, with a separate column for the Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

		Condensed Consolidating Statement of Operations
		For the six months ended June 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$56,365	$—	$56,365
Service fee and commission income	—	—	25,176	—	25,176
Net investment income, net realized losses, other-than-temporary impairment loss and other income	(273)	(2,742)	5,626	—	2,611
Gain (loss) on change in fair value of debt	—	(6,063)	(550)	—	(6,613)
Total revenues	(273)	(8,805)	86,617	—	77,539
Expenses:
Loss and loss adjustment expenses	—	—	46,446	—	46,446
Commissions and premium taxes	—	—	11,883	—	11,883
Other expenses	1,499	3,280	38,708	—	43,487
Interest expense	—	5,686	(1,926)	—	3,760
Total expenses	1,499	8,966	95,111	—	105,576
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(1,772)	(17,771)	(8,494)	—	(28,037)
Loss on buy-back of debt	—	(24)	—	—	(24)
Equity in net income (loss) of investee	—	255	—	—	255
Loss before income tax (benefit) expense	(1,772)	(17,540)	(8,494)	—	(27,806)
Income tax (benefit) expense	(710)	—	(91)	—	(801)
Equity in undistributed net (loss) income of subsidiaries	(25,941)	(8,685)	—	34,626	—
Net (loss) income	$(27,003)	$(26,225)	$(8,403)	$34,626	$(27,005)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

		Condensed Consolidating Statement of Operations
		For the six months ended June 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$60,252	$—	$60,252
Service fee and commission income	—	—	17,667	—	17,667
Net investment income, net realized losses, other-than-temporary impairment loss and other income	169	1,714	3,329	—	5,212
Gain (loss) on change in fair value of debt	—	(3,504)	(3,245)	—	(6,749)
Total revenues	169	(1,790)	78,003	—	76,382
Expenses:
Loss and loss adjustment expenses	—	—	45,391	—	45,391
Commissions and premium taxes	—	—	9,166	—	9,166
Other expenses	2,258	1,842	31,855	—	35,955
Interest expense	—	7,113	(3,348)	—	3,765
Total expenses	2,258	8,955	83,064	—	94,277
Loss before loss on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(2,089)	(10,745)	(5,061)	—	(17,895)
Equity in net income (loss) of investee	—	(2,165)	(4)	—	(2,169)
Loss before income tax (benefit) expense	(2,089)	(12,910)	(5,065)	—	(20,064)
Income tax (benefit) expense	—	—	175	—	175
Equity in undistributed net (loss) income of subsidiaries	(15,850)	(5,746)	—	21,596	—
Net (loss) income	$(17,939)	$(18,656)	$(5,240)	$21,596	$(20,239)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

			Condensed Consolidating Balance Sheets
				As of June 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$35,207	$192,544	$—	$(227,751)	$—
Total investments	—	16,547	139,809	(47,105)	109,251
Investment in investee	—	—	—	—	—
Cash and cash equivalents	1,917	6,871	62,563	—	71,351
Goodwill	—	—	9,484	—	9,484
Intangible assets	—	7,803	42,766	—	50,569
Other assets	4,088	238,199	472,730	(609,887)	105,130
Asset held for sale	—	—	7,291		7,291
Total assets	41,212	461,964	734,643	(884,743)	353,076
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses:	—	—	99,843	—	99,843
Unearned premiums	—	—	47,308	—	47,308
LROC preferred units	—	—	14,204	—	14,204
Senior unsecured debentures	—	26,356	—	—	26,356
Subordinated debt	—	26,674	—	—	26,674
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	295	18,588	98,538	(19,647)	97,774
Total liabilities	295	141,840	189,671	(19,647)	312,159

Equity:
Common stock	296,621	829,681	560,562	(1,390,243)	296,621
Additional paid-in capital	15,824	—	—	—	15,824
Accumulated deficit	(289,784)	(482,744)	(24,054)	506,798	(289,784)
Accumulated other comprehensive income (loss)	16,862	(26,813)	8,464	18,349	16,862
Shareholders' equity attributable to common shareholders	39,523	320,124	544,972	(865,096)	39,523
Noncontrolling interests in consolidated subsidiaries	1,394	—	—	—	1,394
Total equity	40,917	320,124	544,972	(865,096)	40,917
Total liabilities and equity	$41,212	$461,964	$734,643	$(884,743)	$353,076

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

			Condensed Consolidating Balance Sheets
				As of December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$58,709	$185,079	$—	$(243,788)	$—
Total investments	—	—	142,499	(54,499)	88,000
Investment in investee	—	36,723	—	5,010	41,733
Cash and cash equivalents	1,932	6,371	72,510	—	80,813
Goodwill	—	—	8,421	—	8,421
Intangible assets	—	7,803	42,780	—	50,583
Other assets	5,004	229,206	452,199	(591,896)	94,513
Asset held for sale	—	—	8,737	—	8,737
Total assets	65,645	465,182	727,146	(885,173)	372,800
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses:	—	—	106,564	—	106,564
Unearned premiums	—	—	45,047	—	45,047
LROC preferred units	—	—	13,655	—	13,655
Senior unsecured debentures	—	23,730	—	—	23,730
Subordinated debt	—	23,774	—	—	23,774
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	231	16,374	92,145	(14,134)	94,616
Total liabilities	231	134,100	187,189	(14,134)	307,386
Equity:
Common stock	296,621	829,681	572,079	(1,401,760)	296,621
Additional paid-in capital	15,757	—	—	—	15,757
Accumulated deficit	(262,069)	(474,768)	(35,045)	509,813	(262,069)
Accumulated other comprehensive income (loss)	14,762	(23,831)	2,923	20,908	14,762
Shareholders' equity attributable to common shareholders	65,071	331,082	539,957	(871,039)	65,071
Noncontrolling interests in consolidated subsidiaries	343	—	—	—	343
Total equity	65,414	331,082	539,957	(871,039)	65,414
Total liabilities and equity	$65,645	$465,182	$727,146	$(885,173)	$372,800

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

		Condensed Consolidating Statement of Cash Flows
		For the six months ended June 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(27,003)	$(26,225)	$(8,403)	$34,626	$(27,005)
Equity in undistributed net income (loss) of subsidiaries	25,941	8,685	—	(34,626)	—
Loss on change in fair value of debt	—	6,063	550	—	6,613
Other	1,047	4,431	(10,678)	—	(5,200)
Net cash used in operating activities	(15)	(7,046)	(18,531)	—	(25,592)
Investing activities:
Proceeds from sales and maturities of fixed maturities, equity investments and investment in investee	—	13,638	11,255	—	24,893
Purchase of investments	—	(1,056)	(5,803)	—	(6,859)
Acquisition of business	—	—	(1,052)	—	(1,052)
Other	—	(4,453)	4,184	—	(269)
Net cash provided by investing activities	—	8,129	8,584	—	16,713
Financing activities:
Redemption of senior unsecured debentures	—	(583)	—	—	(583)
Net cash (used in) provided by financing activities	—	(583)	—	—	(583)
Net (decrease) increase in cash and cash equivalents	(15)	500	(9,947)	—	(9,462)
Cash and cash equivalents at beginning of period	1,932	6,371	72,510	—	80,813
Cash and cash equivalents at end of period	$1,917	$6,871	$62,563	$—	$71,351

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

		Condensed Consolidating Statement of Cash Flows
		For the six months ended June 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(17,939)	$(18,656)	$(5,240)	$21,596	$(20,239)
Equity in undistributed net income (loss) of subsidiaries	15,850	5,746	—	(21,596)	—
Loss on change in fair value of debt	—	3,504	3,245	—	6,749
Other	(8,181)	3,583	(21,480)	8,631	(17,447)
Net cash (used in) provided by operating activities	(10,270)	(5,823)	(23,475)	8,631	(30,937)
Investing activities:
Proceeds from sales and maturities of fixed maturities	—	—	51,145	—	51,145
Purchase of fixed maturities	—	—	(42,223)	—	(42,223)
Other	—	(184)	(318)	—	(502)
Net cash provided by (used in) investing activities	—	(184)	8,604	—	8,420
Financing activities:
Common stock issued	132	8,631	—	(8,631)	132
Net cash (used in) provided by financing activities	132	8,631	—	(8,631)	132
Net (decrease) increase in cash and cash equivalents	(10,138)	2,624	(14,871)	—	(22,385)
Cash and cash equivalents at beginning of period	22,389	873	62,224	—	85,486
Cash and cash equivalents at end of period	$12,251	$3,497	$47,353	$—	$63,101

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2013

NOTE 23 SUBSEQUENT EVENT
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. Under the terms of the transaction, Atlas paid the Company at closing $7.5 million in cash, plus approximately $0.8 million from cash raised by Atlas from the exercise of certain outstanding Atlas warrants. If any amount of the purchase price remains unpaid as of January 3, 2014, such unpaid amount will be repayable not later than April 30, 2014 pursuant to one or more promissory notes entered into by Atlas.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report"). In addition to the general factors listed in the 2012 Annual Report, our potential inability to complete the proposed rights offering could cause actual results and financial condition to differ materially from estimated results and financial condition. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
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
Insurance Underwriting actively conducts business in 17 states. For the three months ended June 30, 2013, production in the following states represented 78.4% of the Company's gross premiums written: Florida (20.6%), Illinois (15.3%), Texas (15.0%), California (12.5%), Colorado (7.5%) and Nevada (7.5%). For the six months ended June 30, 2013, production in the following states represented 81.7% of the Company's gross premiums written: Florida (25.2%), Illinois (15.8%), Texas (14.2%), California (11.3%), Colorado (8.2%) and Nevada (7.0%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended June 30, 2013, non-standard automobile insurance accounted for 86.9% (91.7% year to date) of the Company's gross premiums written.
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
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("TWS"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS. In May 2013, the Company's subsidiary, TWS,

KINGSWAY FINANCIAL SERVICES INC.

acquired certain intangible assets of Trinity Warranty Corp. Throughout Management's Discussion and Analysis, the term "Insurance Services" is used to refer to this segment.
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
TWS is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. TWS distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. It distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
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
Operating Loss
Operating loss represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 17, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax (benefit) expense which, in addition to operating loss (income), includes net investment income, net realized gains (losses), other-than-temporary impairment loss, gain (loss) on change in fair value of debt, other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, impairment of asset held for sale, loss on buy-back of debt, and equity in net income (loss) of investee.
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

KINGSWAY FINANCIAL SERVICES INC.

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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net loss for the three and six months ended June 30, 2013 and 2012 is presented in Table 1 below:
Table 1 Segment (Loss) Income
For the three and six months ended June 30 (in millions of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Change	2013	2012	Change
Segment operating (loss) income
Insurance Underwriting	(5.4)	(3.8)	(1.6)	(9.8)	(6.9)	(2.9)
Insurance Services	(0.1)	1.0	(1.1)	1.2	2.7	(1.5)
Total segment operating loss	(5.5)	(2.8)	(2.7)	(8.6)	(4.2)	(4.4)
Net investment income	0.8	0.8	—	1.4	1.6	(0.2)
Net realized gains (losses)	—	—	—	(1.4)	0.3	(1.7)
Other-than-temporary impairment loss	(1.8)	(0.5)	(1.3)	(1.8)	(0.5)	(1.3)
Gain (loss) on change in fair value of debt	2.3	(2.4)	4.7	(6.7)	(6.7)	—
Other income and expenses not allocated to segments, net	(2.6)	(0.9)	(1.7)	(5.5)	(4.6)	(0.9)
Interest expense	(1.9)	(1.9)	—	(3.7)	(3.7)	—
Amortization of intangible assets not allocated to segments	(0.1)	—	(0.1)	(0.4)	—	(0.4)
Impairment of asset held for sale	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Loss on buy-back of debt	—	—	—	—	—	—
Equity in net income (loss) of investee	—	0.1	(0.1)	0.3	(2.2)	2.5
Loss before income tax (benefit) expense	(10.2)	(7.6)	(2.6)	(27.8)	(20.0)	(7.8)
Income tax (benefit) expense	(0.5)	0.1	(0.6)	(0.8)	0.2	(1.0)
Net loss	(9.7)	(7.7)	(2.0)	(27.0)	(20.2)	(6.8)
Net Loss and Diluted Loss Per Share
In the second quarter of 2013, we incurred a net loss of $9.7 million ($0.74 per diluted share) compared to $7.7 million ($0.59 per diluted share) in the second quarter of 2012. For the six months ended June 30, 2013, we incurred a net loss of $27.0 million

KINGSWAY FINANCIAL SERVICES INC.

($2.05 per diluted share) compared to $20.2 million ($1.54 per diluted share) for the six months ended June 30, 2012. The net loss for the three and six months ended June 30, 2013 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale and change in fair value of debt. The net loss for the three and six months ended June 30, 2012 is due to operating losses in Insurance Underwriting, corporate general expenses, interest expense, loss on the change in fair value of debt and equity in net loss of investee.
Insurance Underwriting
For the three months ended June 30, 2013, Insurance Underwriting gross premiums written were $32.0 million compared to $32.2 million for the three months ended June 30, 2012, representing a 0.6% decrease ($75.6 million year to date compared to $71.5 million prior year to date, representing a 5.7% increase). Net premiums written decreased 20.9% to $21.9 million for the three months ended June 30, 2013 compared with $27.7 million for the three months ended June 30, 2012 ($54.1 million year to date compared to $61.6 million prior year to date, representing a 12.2% decrease). Net premiums earned decreased 8.7% to $28.3 million for the three months ended June 30, 2013 compared with $31.0 million for the three months ended June 30, 2012 ($56.4 million year to date compared with $60.3 million prior year to date, representing a 6.5% decrease).
The increase in year-to-date gross premiums written is the result of increased non-standard automobile premium volumes at Mendota and Mendakota and business written by Maison, which did not begin operations until the fourth quarter of 2012, partially offset by a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The decrease in net premiums written and earned for the quarter and year to date is the result of quota share reinsurance agreements entered into by Mendota and Mendakota effective July 1, 2012 and continuing in place through June 30, 2013 as well as decreased premium volumes at Amigo and UCC, as a result of their respective run-off plans.
The Insurance Underwriting operating loss increased to $5.4 million for the three months ended June 30, 2013 ($9.8 million year to date) compared with $3.8 million for the three months ended June 30, 2012 ($6.9 million prior year to date). The increase in operating loss for the three months ended June 30, 2013 is primarily attributed to a decrease in net premiums earned combined with significant catastrophe losses incurred by Mendota and Mendakota along with continued development of first quarter catastrophe losses suffered by Maison. The operating loss for the six months ended June 30, 2013 similarly reflects these developments.
The Insurance Underwriting loss ratio for the second quarter of 2013 was 81.3% compared to 76.2% for the second quarter of 2012 (76.6% for the six months ended June 30, 2013 compared with 75.3% for the same period in 2012). The increase in the loss ratio for the three months ended June 30, 2013 is primarily due to decreased net premiums earned at Amigo and UCC, as a result of their run-off plans, as well as the effect of storm-related losses incurred at Maison during the first quarter of 2013 and Mendota and Mendakota during the second quarter of 2013. The more modest increase in the loss ratio for the six months ended June 30, 2013 similarly reflects these developments offset somewhat by the effect of favorable development on unpaid loss and loss adjustment expenses at UCC during the first quarter of 2013.
The Insurance Underwriting expense ratio was 45.4% for the second quarter of 2013 compared to 41.6% for the second quarter of 2012 (48.9% for the six months ended June 30, 2013 compared with 41.9% for the same period in 2012). The increase in the expense ratio for the three and six months ended June 30, 2013 is a derivative effect of the 8.7% decrease (6.5% year to date) in net premiums earned cited above, which has made it more difficult for Insurance Underwriting to cover its fixed overhead expenses; furthermore, Insurance Underwriting incurred $0.9 million of severance expense for the six months ended June 30, 2013 related to its previously announced restructuring.
The Insurance Underwriting combined ratio was 126.7% in the second quarter 2013 compared with 117.8% in the second quarter of 2012 (125.5% for the six months ended June 30, 2013 compared with 117.2% for the same period in 2012), reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $2.2 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively ($4.7 million for the six months ended June 30, 2013 compared with $3.8 million for the same period in 2012); however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 49.4% to $12.1 million for the three months ended June 30, 2013 ($25.2 million year to date) compared with $8.1 million for the three months ended June 30, 2012 ($17.7 million prior year to date). This increase was primarily driven by the inclusion of IWS in 2013 following its acquisition during the fourth quarter of 2012. The Insurance Services operating (loss) income decreased to a loss of $0.1 million for the three months ended June 30, 2013 (income of $1.2 million year to date) compared with income of $1.0 million for the three months ended June 30, 2012 (income

KINGSWAY FINANCIAL SERVICES INC.

of $2.7 million prior year to date). This decrease is primarily due to increased amortization expense as a result of the acquisition of IWS during the fourth quarter of 2012, as noted above, as well as reduced premium volumes managed by ARS. Insurance Services operating income for the three months ended June 30, 2013 includes amortization expense of $0.3 million ($0.7 million year to date) related to its VSA in-force intangible asset.
Net Investment Income
Net investment income was $0.8 million in the second quarter of 2013 ($1.4 million year to date) compared to $0.8 million in the second quarter of 2012 ($1.6 million prior year to date). The year-to-date decrease is primarily a result of a decline in the Company's total investments, cash and cash equivalents which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains (Losses)
The Company incurred net realized gains in the second quarter of 2013 of $0.0 million (net realized losses of $1.4 million year to date) compared to net realized losses of $0.0 million in the second quarter of 2012 (net realized gains of $0.3 million prior year to date). The year-to-date net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock during the first quarter of 2013. As more fully described in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock. The net realized gains in 2012 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the three and six months ended June 30, 2013.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down of zero for other-than-temporary impairment related to other investments was recorded for the three and six months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012 ($0.5 million prior year to date).
There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and six months ended June 30, 2013 and June 30, 2012.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $2.3 million in the second quarter of 2013 (loss of $6.7 million year to date) compared to a loss of $2.4 million in the second quarter of 2012 (loss of $6.7 million prior year to date). The gain for the second quarter of 2013 is primarily due to a decrease in the fair values of the Company's subordinated debt and LROC preferred units. The 2013 year to date loss is due to increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units, whereas the 2012 loss for the second quarter and year to date is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.6 million in the second quarter of 2013 compared to $0.9 million in the second quarter of 2012 ($5.5 million year to date compared to $4.6 million prior year to date). The increase in net expense for the three and six months ended June 30, 2013 is primarily due to $1.3 million more in foreign exchange losses ($0.6 million year to date) and $0.4 million more of salary and benefits expense in the second quarter of 2013 ($0.5 million year to date) compared to the second quarter of 2012.
Interest Expense
Interest expense for the second quarter of 2013 was $1.9 million ($3.8 million year to date) compared to $1.9 million in the second quarter of 2012 ($3.8 million prior year to date).
Amortization of Intangible Assets Not Allocated to Segments
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets not allocated to segments was $0.1 million for the second quarter of 2013 ($0.4 million year to date) compared to zero in

KINGSWAY FINANCIAL SERVICES INC.

the second quarter of 2012 (zero prior year to date). The expense for the three and six months ended June 30, 2013 relates to the amortization of acquired database, customer-related relationships, trade name and non-compete agreement. See Note 5, "Acquisitions," to the unaudited consolidated interim financial statements for further details.
Impairment of Asset Held for Sale
As of June 30, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $7.3 million was classified as held for sale. During the second quarter of 2013, the Company recorded a write-down of $1.4 million related to the asset held for sale.
Loss on Buy-Back of Debt
No debt repurchases were made during the second quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the three and six months ended June 30, 2012, respectively, the Company did not buy-back any of its outstanding debt.
Equity in Net Income (Loss) of Investee
As discussed further in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012. For the three months ended June 30, 2012, the Company recorded $0.1 million of income from this investment (loss of $2.2 million prior year to date).
Income Tax (Benefit) Expense

Income tax benefit for the second quarter of 2013 was $0.5 million ($0.8 million year to date) compared to income tax expense of $0.1 million in the second quarter of 2012 ($0.2 million prior year to date). The decrease in income tax expense for the three and six months ended June 30, 2013 is primarily attributable to a Canadian income tax refund recorded in the second quarter of 2013.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At June 30, 2013, we held cash and cash equivalents and investments with a carrying value of $180.6 million. As of June 30, 2013, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers and equity investments in the common and preferred stock of Atlas. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	June 30, 2013	% of Total	December 31, 2012	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	26.8	14.8%	24.9	14.8%
Canadian government	4.2	2.3%	3.8	2.2%
States municipalities and political subdivisions	7.3	4.0%	7.3	4.3%
Mortgage-backed	0.3	0.2%	5.0	2.9%
Asset-backed securities and collateralized mortgage obligations	0.1	0.1%	1.1	0.6%
Corporate	33.6	18.6%	37.4	22.2%
Total fixed maturities	72.3	40.0%	79.5	47.0%
Equity investments:
Common stock	14.9	8.2%	3.6	2.1%
Preferred stock	16.2	9.0%	—	—%
Total equity investments	31.1	17.2%	3.6	2.1%
Limited liability investments	2.3	1.3%	2.3	1.4%
Other investments	3.0	1.7%	2.0	1.2%
Short-term investments	0.5	0.3%	0.6	0.4%
Total investments	109.2	60.5%	88.0	52.1%
Cash and cash equivalents	71.4	39.5%	80.8	47.9%
Total	180.6	100.0%	168.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2013 and December 31, 2012.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	June 30, 2013	% of Total	December 31, 2012	% of Total
Due in less than one year	25.4	35.1%	16.3	20.5%
Due in one through five years	45.4	62.8%	56.2	70.7%
Due after five through ten years	1.2	1.7%	2.1	2.6%
Due after ten years	0.3	0.4%	4.9	6.2%
Total	72.3	100.0%	79.5	100.0%

At June 30, 2013, 97.9% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

KINGSWAY FINANCIAL SERVICES INC.

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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at June 30, 2013 and December 31, 2012, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 85.7% of those investments rated 'A' or better at June 30, 2013. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	June 30, 2013	December 31, 2012
AAA/Aaa	45.0%	45.2%
AA/Aa	14.8	15.8
A/A	25.9	22.8
Percentage rated A/A2 or better	85.7%	83.8%
BBB/Baa	14.3	16.2
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, a write-down of zero and $0.5 million for other-than-temporary impairment related to other investments was recorded for the three months ended June 30, 2013 and June 30, 2012, respectively (zero and $0.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively).
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the three and six months ended June 30, 2013.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and six months ended June 30, 2013 and June 30, 2012.
The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of an individual investment with a maturity date where the investment manager

KINGSWAY FINANCIAL SERVICES INC.

determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At June 30, 2013, the gross unrealized losses for fixed maturities and equity investments amounted to $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of June 30, 2013 and December 31, 2012, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the LLC and LP investments at June 30, 2013 and December 31, 2012.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	June 30, 2013	June 30, 2013	December 31, 2012
Real estate held through LLC	—	—	1.0
Real estate held through LP	4.0	2.0	1.2
Other	—	0.3	0.1
Total	4.0	2.3	2.3
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	June 30, 2013	December 31, 2012
Non-standard automobile	77.1	80.3
Commercial automobile	16.6	19.9
Other	3.0	2.9
Total	96.7	103.1

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	June 30, 2013	December 31, 2012
Non-standard automobile	69.7	75.6
Commercial automobile	16.1	19.1
Other	3.0	2.9
Total	88.8	97.6
Non-Standard Automobile
At June 30, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $77.1 million and $80.3 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Commercial Automobile
At June 30, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $16.6 million and $19.9 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    (Decrease) increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(Favorable) unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	—	0.1	(0.8)	0.3
For the three months ended June 30, 2013, the Company reported $0.0 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($0.8 million year to date). For the three months ended June 30, 2012, the Company reported $0.1 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($0.3 million prior year to date). The favorable development reported for the six months ended June 30, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. The development reported for the three and six months ended June 30, 2012 was primarily related to the Company's allocation of its provision for unallocated loss and loss adjustment expenses between the current and prior accident years.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows
During the six months ended June 30, 2013, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $25.6 million. This use of cash can be explained primarily by the net loss of $27.0 million.
During the six months ended June 30, 2013, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $16.7 million. This source of cash was driven by net proceeds received from the sale of Atlas common stock of $13.6 million during the first quarter of 2013 as further discussed in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, and proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the six months ended June 30, 2013, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $0.6 million. This use of cash is attributed to the buy-back of $0.6 million of par value of senior unsecured debentures during the first quarter of 2013.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the six months ended June 30, 2013 was $9.5 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2013, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
As of June 30, 2013, the Company has $26.4 million principal value of outstanding debt due February 1, 2014. During the first quarter of 2013, Kingsway sold 2,625,000 shares of Atlas common stock for approximately $13.6 million of proceeds net of commissions and transaction expenses. On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. Under the terms of the transaction, Atlas paid the Company at closing $7.5 million in cash, plus approximately $0.8 million from cash raised by Atlas from the exercise of certain outstanding Atlas warrants. If any amount of the purchase price remains unpaid as of January 3, 2014, such unpaid amount will be repayable not later than April 30, 2014 pursuant to one or more promissory notes entered into by Atlas. The Company also recently announced its intention to raise approximately $12.5 million, net of fees and expenses, in the form of a rights offering with an expiry date of September 6, 2013. There can be no assurance the Company will successfully close the rights offering.
While the sale of Atlas common stock and Atlas preferred stock added substantially to the Company's liquidity, the Company still does not have the funds necessary to both retire the remaining $26.4 million of principal value of debt due on February 1, 2014 as well as meet all of its other continuing obligations. In the event that funds available to the Company are inadequate to service its obligations, specifically the retirement of the remaining $26.4 million principal value of debt due February 1, 2014, the Company would need to raise capital, sell additional assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and continue to satisfy regulatory capital requirements at its insurance underwriting subsidiaries, though there can be no assurance that it will be able to meet its outstanding debt obligation due February 1, 2014.
On June 7, 2013, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's non-compliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway is below the NYSE's continued listing criteria because its average total market capitalization over a recent 30 consecutive trading day period was less than $50 million at the same time that reported shareholders' equity was below $50 million. Under the NYSE's continued listing

KINGSWAY FINANCIAL SERVICES INC.

criteria, a NYSE-listed company must maintain average market capitalization of not less than $50 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50 million.
The Company has 90 days from the date of the notice to submit a business plan to the NYSE demonstrating its ability to achieve compliance with the listing standards within 18 months of receiving the notice. The Company submitted a business plan to the NYSE on July 17, 2013, intended to demonstrate its ability to achieve compliance with the listing standards within 18 months of receiving the notice, and remains engaged in discussions with the NYSE regarding such business plan. During such 18-month period, Kingsway's common shares will continue to be listed and traded on the NYSE, subject to compliance with other NYSE continued listing standards; however, the consolidated tape now includes a “.BC” indicator, which will be removed at such time as the Company is deemed compliant with the NYSE's continued listing standards. Kingsway intends to address the issue through the successful completion of the Rights Offering.
The notice from the NYSE does not impact the Company's listing on the Toronto Stock Exchange ("TSX"), and its Common Shares will continue to be listed and traded on the TSX, subject to compliance with TSX continued listing standards.
There can be no assurance that the Company will regain compliance with NYSE listing standards.
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
Throughout 2013 and 2012, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of June 30, 2013, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 65.8% and 34.6%, respectively. These ratios have been calculated based on the unaudited consolidated interim financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during the second quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the three and six months ended June 30, 2012, respectively, the Company did not buy-back any of its outstanding debt.
Regulatory Capital
In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2012, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Amigo, exceeded the 200% threshold.
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

KINGSWAY FINANCIAL SERVICES INC.

Our reinsurance subsidiaries, which are domiciled in Barbados and Bermuda, are required by the regulators in the jurisdictions in which they operate to maintain minimum capital levels. As of June 30, 2013, the capital maintained by Kingsway Reinsurance Corporation and Kingsway Reinsurance (Bermuda) Ltd. was in excess of the regulatory capital requirements in Barbados and Bermuda, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, which excluded TWS due to its recent acquisition, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
Effective May 22, 2013, the Company's subsidiary, TWS, acquired certain intangible assets of Trinity Warranty Corp. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, TWS has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above with respect to TWS. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of TWS are expected as the integration of these operations proceeds.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 8, 2013	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2013	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

