Form 10-Q
period 2013-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2013-11-07
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 7, 2013 was 16,429,761.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $64,362 and $77,858, respectively)	$65,275	$79,534
Equity investments, at fair value (cost of $11,520 and $2,305, respectively)	16,523	3,548
Limited liability investments	2,579	2,333
Other investments, at cost which approximates fair value	3,107	2,000
Short-term investments, at cost which approximates fair value	586	585
Total investments	88,070	88,000
Cash and cash equivalents	86,037	80,813
Investment in investee	—	41,733
Accrued investment income	708	2,263
Premiums receivable, net of allowance for doubtful accounts of $4,054 and $4,040, respectively	33,536	35,598
Service fee receivable	17,227	15,173
Other receivables, net of allowance for doubtful accounts of $1,002 and $1,002, respectively	12,668	4,750
Reinsurance recoverable	15,308	8,557
Prepaid reinsurance premiums	8,260	7,316
Deferred acquisition costs, net	10,691	14,102
Property and equipment, net of accumulated depreciation of $24,100 and $22,887, respectively	1,952	2,709
Goodwill	9,484	8,421
Intangible assets, net of amortization of $20,837 and $19,263, respectively	50,061	50,583
Other assets	4,073	4,045
Asset held for sale	7,291	8,737
TOTAL ASSETS	$345,366	$372,800
LIABILITIES AND EQUITY

LIABILITIES
Unpaid loss and loss adjustment expenses:
Property and casualty	$89,986	$103,116
Vehicle service agreements	2,882	3,448
Total unpaid loss and loss adjustment expenses	92,868	106,564
Unearned premiums	47,846	45,047
Reinsurance payable	4,235	4,956
LROC preferred units	14,286	13,655
Senior unsecured debentures	26,356	23,730
Subordinated debt	22,790	23,774
Deferred income tax liability	3,882	3,054
Deferred service fees	49,242	48,987
Income taxes payable	2,944	2,879
Accrued expenses and other liabilities	31,829	34,740
TOTAL LIABILITIES	$296,278	$307,386
EQUITY
Common stock, no par value; unlimited number authorized; 16,429,761 and 13,148,971 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$308,734	$296,621
Additional paid-in capital	15,955	15,757
Accumulated deficit	(287,906)	(262,069)
Accumulated other comprehensive income	11,222	14,762
Shareholders' equity attributable to common shareholders	48,005	65,071
Noncontrolling interests in consolidated subsidiaries	1,083	343
TOTAL EQUITY	49,088	65,414
TOTAL LIABILITIES AND EQUITY	$345,366	$372,800
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Net premiums earned	$26,041	$26,501	$82,406	$86,753
Service fee and commission income	12,156	7,648	37,332	25,315
Net investment income	528	777	1,924	2,400
Net realized gains (losses)	321	1,109	(1,056)	1,359
Other-than-temporary impairment loss	—	—	(1,800)	(488)
Gain (loss) on change in fair value of debt	3,801	(3,177)	(2,812)	(9,926)
Other income	2,604	1,940	6,996	5,767
Total revenues	45,451	34,798	122,990	111,180
Expenses:
Loss and loss adjustment expenses	21,343	33,348	67,789	78,739
Commissions and premium taxes	6,683	2,458	18,566	11,624
General and administrative expenses	20,136	16,819	60,184	52,774
Restructuring expense	223	1,972	1,150	1,972
Interest expense	1,808	1,887	5,568	5,652
Amortization of intangible assets	508	—	1,574	—
Impairment of asset held for sale	—	—	1,446	—
Total expenses	50,701	56,484	156,277	150,761
Loss from continuing operations before (loss) gain on buy-back of debt, equity in net income (loss) of investee and income tax expense (benefit)	(5,250)	(21,686)	(33,287)	(39,581)
(Loss) gain on buy-back of debt	—	500	(24)	500
Equity in net income (loss) of investee	—	98	255	(2,071)
Loss from continuing operations before income tax expense (benefit)	(5,250)	(21,088)	(33,056)	(41,152)
Income tax expense (benefit)	403	(1,054)	(398)	(879)
Loss from continuing operations	(5,653)	(20,034)	(32,658)	(40,273)
Gain on liquidation of subsidiaries, net of taxes	7,227	—	7,227	—
Net income (loss)	1,574	(20,034)	(25,431)	(40,273)
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(305)	(1,165)	407	(1,888)
Net income (loss) attributable to common shareholders	$1,879	$(18,869)	$(25,838)	$(38,385)
Loss per share - continuing operations:
Basic:	$(0.41)	$(1.52)	$(2.45)	$(3.07)
Diluted:	(0.41)	(1.52)	(2.45)	(3.07)
Earnings (loss) per share – net income (loss):
Basic:	$0.12	$(1.52)	$(1.91)	$(3.07)
Diluted:	0.12	(1.52)	(1.91)	(3.07)
Weighted average shares outstanding (in ‘000s):
Basic:	13,684	13,149	13,329	13,133
Diluted:	13,684	13,149	13,329	13,133
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$1,574	$(20,034)	$(25,431)	$(40,273)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(281)	(1,337)	855	(1,140)
Reclassification adjustment for losses included in net income (loss)	1,860	1,090	2,142	723
Foreign currency translation adjustments	1	539	—	566
Recognition of currency translation gain on liquidation of subsidiaries	(7,227)	—	(7,227)	—
Equity in other comprehensive income of investee	—	310	642	649
Other comprehensive (loss) income	(5,647)	602	(3,588)	798
Comprehensive loss	(4,073)	(19,432)	(29,019)	(39,475)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(312)	1,474	359	(1,844)
Comprehensive loss attributable to common shareholders	$(3,761)	$(20,906)	$(29,378)	$(37,631)
(1) Net of income tax expense (benefit) of $0 and $0 for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(25,431)	$(40,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on liquidation of subsidiaries, net of taxes	(7,227)	—
Equity in net (income) loss of investee	(255)	2,071
Equity in net (income) loss of limited liability investments	(133)	14
Depreciation and amortization	2,786	1,042
Stock based compensation expense, net of forfeitures	198	228
Net realized losses (gains)	1,056	(1,359)
Loss on change in fair value of debt	2,812	9,926
Deferred income taxes	144	—
Other than temporary impairment loss	1,800	488
Amortization of fixed maturities premiums and discounts	2,302	2,679
Impairment of asset held for sale	1,446	—
Realized loss (gain) on buy-back of debt	24	(500)
Changes in operating assets and liabilities:
Premiums and service fee receivable	8	(7,926)
Reinsurance recoverable	(6,751)	(9,775)
Deferred acquisition costs	3,411	77
Income taxes recoverable	—	8,134
Unpaid loss and loss adjustment expenses	(13,696)	(15,305)
Unearned premiums	2,799	4,647
Reinsurance payable	(721)	7,194
Deferred service fees	255	2,903
Other, net	(3,502)	(4,955)
Net cash used in operating activities	(38,675)	(40,690)
Investing activities:
Proceeds from sales and maturities of fixed maturities	18,725	64,578
Proceeds from sales of equity investments	8,799	2,459
Proceeds from sales of investment in investee	13,638	—
Purchase of fixed maturities	(4,725)	(44,555)
Purchase of equity investments	(286)	—
Net acquisition of limited liability investments	(919)	(2,403)
Purchase of other investments	(1,031)	—
Net purchases of short-term investments	(325)	—
Acquisition of business, net of cash acquired	(1,052)	—
Net purchases of property and equipment and intangible assets	(455)	(62)
Net cash provided by investing activities	32,369	20,017
Financing activities:
Proceeds from issuance of common stock, net	12,113	132
Payment of notes payable	—	(2,418)
Redemption of senior unsecured debentures	(583)	(1,656)
Net cash provided by (used in) financing activities	11,530	(3,942)
Net increase (decrease) in cash and cash equivalents	5,224	(24,615)
Cash and cash equivalents at beginning of period	80,813	85,486
Cash and cash equivalents at end of period	$86,037	$60,871
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements. The required disclosures are included in Note 17, "Accumulated Other Comprehensive Income."

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Except for the changes, if any, in the Company's presentation, the initial application of the standard is not expected to have a material impact on the consolidated financial statements.

NOTE 5 ACQUISITIONS, LIQUIDATIONS, DISPOSITION AND REACQUSITION
(a)     Acquisitions
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

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2012, the Company began its fair value analysis on the assets acquired and liabilities assumed. In accordance with U.S. GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. The Company recorded adjustments related to the acquisition during the first nine months of 2013, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.

After allocation of additional purchase price, goodwill of $9.0 million was recognized in addition to $12.4 million of separately identifiable intangible assets. Of this amount, $8.7 million of separately identifiable intangible assets related to this acquisition resulted from the valuations of acquired database, customer-related relationships, trade name and non-compete agreement. An additional $3.7 million of separately identifiable intangible assets resulted from the valuation of vehicle service agreements in-force ("VSA in-force"). Refer to Note 10, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed included $3.9 million related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $11.1 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2013 through 2018 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of September 30, 2013, the recorded value of the contingent earn-out agreement is $4.5 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity Warranty Solutions LLC ("TWS"), acquired certain intangible assets of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The consolidated statements of operations include the earnings of TWS from the date of acquisition. As further discussed in Note 18, "Segmented Information," TWS is included in the Insurance Services segment. TWS is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning and refrigeration industry.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

This acquisition will be accounted for as a business combination using the purchase method of accounting. The purchase price is expected to be allocated during the fourth quarter of 2013 to the assets purchased based upon their estimated fair values at the date of acquisition. Refer to Note 10, "Intangible Assets," for further disclosure on intangible assets related to this acquisition.
(b)     Liquidations
During 2013, the Company's subsidiaries, Kingsway Reinsurance (Bermuda) Ltd. ("KRL") and Kingsway 2007 General Partnership ("2007 GP"), were liquidated. As a result of the liquidations of these subsidiaries, the Company realized a net after-tax gain of $7.2 million for the three months ended September 30, 2013. This gain represents the foreign exchange gain previously recorded in accumulated other comprehensive income and now recognized in the statement of operations as a result of the liquidations of KRL and 2007 GP. Summarized financial information for liquidation of subsidiaries is shown below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Liquidations:
Gain on liquidations before income taxes	7,227	—	7,227	—
Income tax benefit	—	—	—	—
Gain on liquidation of subsidiaries, net of taxes	7,227	—	7,227	—
(c)    Disposition
On March 30, 2011, the Company's subsidiary, Kingsway America Inc. ("KAI"), sold all of the issued and outstanding shares of its wholly owned subsidiary Hamilton Risk Management Company (“Hamilton”) and its subsidiaries, including Kingsway Amigo Insurance Company ("Amigo"), to HRM Acquisition Corp., a wholly owned subsidiary of Acadia Acquisition Partners, L.P. (“Acadia”), in exchange for a $10.0 million senior promissory note due March 30, 2014, a $5.0 million junior promissory note due March 30, 2016, and a Class B partnership interest in Acadia, representing a 40% economic interest. A third-party and members of the Hamilton management team held Class A partnership interests in Acadia representing a 60% economic interest. As a result of this transaction, Hamilton had notes payable balances of $2.2 million maturing in March 2014 with the third-party and $0.2 million maturing in June 2015 with members of the Hamilton management team. On August 14, 2012, Hamilton repaid the note payable from the third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million. On August 31, 2012, Hamilton repaid the notes payable from the members of the Hamilton management team with a carrying value of $0.2 million for $0.2 million, recording a gain of zero.
(d)    Reacquisition
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2013 and December 31, 2012 are summarized in the tables shown below:

(in thousands)	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$24,647	$697	$6	$25,338
Canadian government	4,372	—	130	4,242
States municipalities and political subdivisions	7,134	113	—	7,247
Mortgage-backed	722	14	—	736
Asset-backed securities and collateralized mortgage obligations	318	1	—	319
Corporate	27,169	234	10	27,393
Total fixed maturities	64,362	1,059	146	65,275
Equity investments:
Common stock	11,520	5,016	13	16,523
Total fixed maturities and equity investments	$75,882	$6,075	$159	$81,798

(in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,954	$962	$1	$24,915
Canadian government	3,822	—	40	3,782
States municipalities and political subdivisions	7,158	187	—	7,345
Mortgage-backed	4,850	193	—	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	8	—	1,092
Corporate	36,990	391	24	37,357
Total fixed maturities	77,858	1,741	65	79,534
Equity investments:
Common stock	2,305	1,256	13	3,548
Total fixed maturities and equity investments	$80,163	$2,997	$78	$83,082

Amortized cost, gross unrealized gains and estimated fair value for common stock in the preceding table at September 30, 2013 include $9.3 million, $3.6 million and $12.9 million, respectively, for the Company's investment in the common stock of the Company's former investee, Atlas Financial Holdings, Inc. ("Atlas"). As discussed further in Note 7, Investment in Investee, the Company's investment in the common stock of Atlas was accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets at December 31, 2012.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

The table below summarizes the Company's fixed maturities at September 30, 2013 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2013
	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,812	$21,881
Due after one year through five years	40,530	41,274
Due after five years through ten years	1,328	1,417
Due after ten years	692	703
Total	$64,362	$65,275

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2013 and December 31, 2012. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,699	$6	$—	$—	$1,699	$6
Canadian government	4,241	130	—	—	4,241	130
Mortgage-backed	582	—	—	—	582	—
Corporate	2,028	—	—	10	2,028	10
Total fixed maturities	8,550	136	—	10	8,550	146
Equity investments:
Common stock	180	2	2	11	182	13
Total	$8,730	$138	$2	$21	$8,732	$159

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

(in thousands)					December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,612	$1	$—	$—	$4,612	$1
Canadian government	3,782	40	—	—	3,782	40
Mortgage-backed	—	—	267	—	267	—
Corporate	4,169	14	—	10	4,169	24
Total fixed maturities	12,563	55	267	10	12,830	65
Equity investments:
Common stock	8	1	38	12	46	13
Total	$12,571	$56	$305	$22	$12,876	$78
Fixed maturities and equity investments contain approximately 11 and 19 individual investments that were in unrealized loss positions as of September 30, 2013 and December 31, 2012, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to other investments for the three months ended September 30, 2013 and September 30, 2012 (write-down for other-than-temporary impairment related to other investments of zero and $0.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively).
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of zero and $1.8 million for the three and nine months ended September 30, 2013, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

Under the terms of the transaction, Atlas paid the Company at closing $7.5 million in cash, plus approximately$0.8 million from cash raised by Atlas from the exercise of certain outstanding Atlas warrants. If any amount of the purchase price remains unpaid as of January 3, 2014, such unpaid amount will be repayable not later than April 30, 2014 pursuant to one or more promissory notes entered into by Atlas.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and nine months ended September 30, 2013 and September 30, 2012. There were no other-than-temporary losses recognized in other comprehensive (loss) income for the three and nine months ended September 30, 2013 and September 30, 2012.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of September 30, 2013 and December 31, 2012, the carrying value of limited liability investments totaled $2.6 million and $2.3 million, respectively. At September 30, 2013, the Company has unfunded commitments totaling $3.7 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include collateral loans and are reported at their unpaid principal balance. As of September 30, 2013 and December 31, 2012, the carrying value of other investments totaled $3.1 million and $2.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gross realized gains	$321	$1,109	$694	$1,433
Gross realized losses	—	—	(32)	(74)
Total	$321	$1,109	$662	$1,359

Gross realized losses for the nine months ended September 30, 2013 reported in the preceding table excludes the realized loss on sale of Atlas common stock recorded during the first quarter of 2013. Refer to Note 7, Investment in Investee, for further discussion.
Net investment income for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investment income
Interest from fixed maturities	$314	$529	$964	$1,647
Dividends	101	239	591	743
(Loss) income from limited liability investments	(22)	(5)	133	(14)
Other	170	121	429	350
Gross investment income	563	884	2,117	2,726
Investment expenses	(35)	(107)	(193)	(326)
Net investment income	$528	$777	$1,924	$2,400
At September 30, 2013, fixed maturities and short-term investments with an estimated fair value of $14.3 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At September 30, 2013, the amount of such pledged securities was $25.5 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the preferred and restricted voting common stock of Atlas. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized losses on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Accordingly, the Company's investment in Atlas common stock is included in equity investments and reported at fair value of $12.9 million in the consolidated balance sheets at September 30, 2013. The Company's share of its investee's equity adjustments for other comprehensive income of $0.7 million was offset against the carrying value of the Company's investment in Atlas common stock during the second quarter of 2013. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.
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
Equity in net income (loss) of investee was income of zero and $0.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively (income of $0.3 million and loss of $2.1 million, respectively, year to date). The Company also recognized a decrease to shareholders' equity attributable to common shareholders of zero and $0.6 million for the three and nine months ended September 30, 2013, respectively, for the Company's pro rata share of its investee's accumulated other comprehensive income.
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
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2013 and 2012, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance, net	$11,797	$7,634	$14,102	$8,116
Additions	4,952	5,804	20,719	14,662
Amortization	(6,058)	(5,399)	(24,130)	(14,739)
Balance at September 30, net	$10,691	$8,039	$10,691	$8,039

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 9 GOODWILL
Goodwill was $9.5 million and $8.4 million at September 30, 2013 and December 31, 2012, respectively. As further discussed in Note 5, "Acquisitions, Liquidations, Disposition and Reacquisition," during the first nine months of 2013, the Company continued its evaluation of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. that were acquired on November 16, 2012, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.
NOTE 10 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)
	September 30, 2013	December 31, 2012
Intangible assets subject to amortization
Database	$4,487	$4,907
VSA in-force	1,788	2,770
Customer-related relationships	3,953	3,056
Non-compete agreement	49	66
Intangible assets not subject to amortization
Insurance licenses	7,803	7,803
Renewal rights	31,318	31,318
Trade name	663	663
Intangible assets	$50,061	$50,583
As further discussed in Note 5, "Acquisitions, Liquidations, Disposition and Reacquisition," during the second quarter of 2013, the Company acquired certain intangible assets of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The purchase price is expected to be allocated to the intangible assets purchased based upon their estimated fair values at the date of acquisition during the fourth quarter of 2013. Accordingly, the customer-related relationships intangible asset in the preceding table includes $1.1 million related to the estimated TWS intangible asset acquired.
The Company's intangible assets with indefinite useful lives are not amortized. The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Accumulated amortization for these intangibles as of September 30, 2013 and December 31, 2012 was $20.8 million and $19.3 million, respectively. Amortization of intangible assets was $0.5 million and zero for the three months ended September 30, 2013 and September 30, 2012, respectively ($1.6 million and zero for the nine months ended September 30, 2013 and September 30, 2012, respectively).
NOTE 11 ASSET HELD FOR SALE
As of September 30, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $7.3 million was classified as held for sale. For the three and nine months ended September 30, 2013, the Company recorded a write-down of zero and 1.4 million, respectively, related to the asset held for sale. At September 30, 2013, the carrying value of the property is equal to its fair value net of estimated selling costs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established.
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2013 and September 30, 2012 were as follows:

(in thousands)	September 30, 2013	September 30, 2012
Balance at beginning of period, gross	$103,116	$120,258
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,478	298
Balance at beginning of period, net	97,638	119,960
Incurred related to:
Current year	63,347	67,510
Prior years	(427)	11,229
Paid related to:
Current year	(35,653)	(36,751)
Prior years	(43,092)	(60,530)
Balance at end of period, net	81,813	101,418
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	8,173	3,535
Balance at end of period, gross	$89,986	$104,953
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of September 30, 2013 are presented below. The changes in and the provision for vehicle service agreement unpaid loss and loss adjustment expenses were zero as of September 30, 2012.

(in thousands)	September 30, 2013
Balance at beginning of period	$3,448
Incurred related to:
Current year	4,869
Prior years	—
Paid related to:
Current year	(5,354)
Prior years	(81)
Balance at end of period	$2,882

NOTE 13 DEBT
Debt consists of the following instruments:

(in thousands)	September 30, 2013		December 31, 2012
	Principal	Fair Value	Principal	Fair Value
7.5% senior notes due 2014	$26,356	$26,356	$26,966	$23,730
LROC preferred units due 2015	15,334	14,286	15,879	13,655
Subordinated debt	90,500	22,790	90,500	23,774
Total	$132,190	$63,432	$133,345	$61,159

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At September 30, 2013, deferred interest payable of $11.6 million is included in accrued expenses and other liabilities in the consolidated balance sheets.  The cash interest due in 2016 is subject to changes in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") over the deferral period.
No debt repurchases were made during the third quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the three and nine months ended September 30, 2012, respectively, the Company did not buy-back any of its outstanding debt.
NOTE 14 INCOME TAXES
Income tax expense (benefit) for the three months ended September 30, 2013 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses and a tax expense being recorded attributable to the Company's indefinite life intangible assets. Income tax expense (benefit) for the nine months ended September 30, 2013 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses, a tax expense being recorded attributable to the Company's indefinite life intangible assets and a tax benefit being recorded for a Canadian income tax refund. Income tax benefit for the three and nine months ended September 30, 2012 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss from continuing operations before income tax benefit primarily due to a valuation allowance being applied to the Company's operating losses and a tax benefit being recorded for a prior year Canadian tax return to provision adjustment.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2013 and December 31, 2012. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2013 and December 31, 2012 net deferred tax asset. The Company carries a deferred income tax liability of $3.9 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively, all of which relates to indefinite life intangible assets.
As of September 30, 2013 and December 31, 2012, the Company carried a liability for unrecognized tax benefits of $3.1 million and $3.0 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 15 NET INCOME (LOSS) PER SHARE
Net income (loss) per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 and because the exercise price of the options was greater than the average market price of the common stock for the three months ended September 30, 2013, all stock options outstanding were excluded from the calculation of both basic and diluted income (loss) per share since their inclusion would have been anti-dilutive.
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding at the Effective Date from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets and the number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, have been restated for all periods presented to reflect the impact of the share consolidation.

NOTE 16 SHAREHOLDERS' EQUITY
On May 30, 2013, the Company announced that it had filed a registration statement for a proposed rights offering relating to transferable subscription rights to purchase up to approximately $13.1 million of its shares of common stock (the "Common Shares") and warrants to purchase Common Shares. The rights offering was made in the United States pursuant to a registration statement on Form S-1 that was previously filed with the Securities and Exchange Commission and became effective on July 24, 2013.
Under the rights offering, each shareholder of record as of August 9, 2013 (the "Record Date") received, at no charge, one subscription right for each Common Share owned on the Record Date (the "Subscription Right"). Four Subscription Rights entitled the holder to purchase one unit (a "Unit") consisting of one Common Share, one Series A Warrant (a "Series A Warrant") and one Series B Warrant (a "Series B Warrant", and together with the Series A Warrants, the "Warrants"). Each Warrant entitled the holder to purchase one Common Share. The subscription price was $4.00 per Unit. The exercise price per Common Share for each Series A Warrant is the greater of $4.50 and 120% of the volume weighted average price of the Common Shares ("VWAP") over the twenty trading day period on the New York Stock Exchange ("NYSE") ending on such trading day prior to the issuance date of the Series A Warrants. The exercise price per Common Share for each Series B Warrant is the greater of $5.00 and 120% of the VWAP over the twenty trading day period on the NYSE ending on such trading day prior to the issuance date of the Series B Warrant. Each Series A Warrant is redeemable by the Company and has a term of seven years from its date of issuance. Each Series B Warrant is non-redeemable and has a term of ten years from its date of issuance. The Company may redeem the Series A Warrants at a price of $0.25 per Warrant if, and only if, the closing price of the Common Shares equals or exceeds $6.00 per Common Share for twenty consecutive trading days on the NYSE or such other market or exchange as the Common Shares of the Company trade on or are quoted at the time of redemption; but in any event, no earlier than the first anniversary date of issuance. Subject to applicable securities laws, the Warrants may be exercised at any time starting on the first day of the thirty-seventh month after the date of issuance until any time on or before the seventh anniversary after the date of issuance for the Series A Warrants and the tenth anniversary after the date of issuance for the Series B Warrants. Holders who fully exercise their Subscription Rights will be entitled to subscribe for an additional amount of Units, if any, that are not purchased by other shareholders or their transferees through the exercise of their basic subscription privileges, in an amount equal to up to five Units for each Unit for which such holder was otherwise entitled to subscribe.
On September 16, 2013, the transaction closed. Subscription rights to purchase 3,280,790 units were exercised, resulting in gross proceeds to the Company of $13.1 million. Net proceeds to the Company were $12.1 million after deducting commissions and other offering expenses.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2013 and September 30, 2012 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2013 and September 30, 2012 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$16,862	$13,047	$14,762	$12,749
Unrealized (losses) gains on fixed maturities and equity investments arising during the period	(274)	(1,191)	878	(888)
Reclassification adjustment for losses included in net income (loss)	1,860	1,090	2,142	723
Foreign currency translation adjustments	1	496	25	519
Recognition of currency translation gain on liquidation of subsidiaries	(7,227)	—	(7,227)	—
Equity in other comprehensive income of investee	—	310	642	649
Balance at September 30	$11,222	$13,752	$11,222	$13,752
Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains (losses)	$(1,860)	$(1,090)	$(2,142)	$(723)
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax expense (benefit)	(1,860)	(1,090)	(2,142)	(723)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(1,860)	$(1,090)	$(2,142)	$(723)
NOTE 18 SEGMENTED INFORMATION
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
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company, Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). In October 2012,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents. In September 2013, Kingsway Reinsurance (Bermuda) Ltd., formerly included in Insurance Underwriting, was liquidated. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 17 states.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Kingsway continues to manage Amigo in a manner consistent with its filed run-off plan.
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
TWS is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. TWS distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. TWS distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

Segment revenues for the three and nine months ended September 30, 2013 and 2012 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Insurance Underwriting:
Net premiums earned	$26,041	$26,501	$82,406	$86,753
Other income	2,314	1,926	6,970	5,679
Total Insurance Underwriting	28,355	28,427	89,376	92,432
Insurance Services:
Service fee and commission income	12,156	7,648	37,332	25,315
Total Insurance Services	12,156	7,648	37,332	25,315
Total segment revenues	40,511	36,075	126,708	117,747
Net investment income	528	777	1,924	2,400
Net realized gains (losses)	321	1,109	(1,056)	1,359
Other-than-temporary impairment loss	—	—	(1,800)	(488)
Gain (loss) on change in fair value of debt	3,801	(3,177)	(2,812)	(9,926)
Other income not allocated to segments	290	14	26	88
Total revenues	$45,451	$34,798	$122,990	$111,180
The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs. For the three months ended September 30, 2013 and 2012, Insurance Services operating (loss) income includes amortization expense of $0.3 million and zero, respectively ($1.0 million and zero for the nine months ended September 30, 2013 and September 30, 2012, respectively), related to its VSA in-force intangible asset.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

Segment (loss) income for the three and nine months ended September 30, 2013 and 2012 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment operating (loss) income
Insurance Underwriting	$(4,900)	$(16,742)	$(14,625)	$(23,705)
Insurance Services	(871)	414	418	3,138
Total segment operating loss	(5,771)	(16,328)	(14,207)	(20,567)
Net investment income	528	777	1,924	2,400
Net realized gains (losses)	321	1,109	(1,056)	1,359
Other-than-temporary impairment loss	—	—	(1,800)	(488)
Gain (loss) on change in fair value of debt	3,801	(3,177)	(2,812)	(9,926)
Other income and expenses not allocated to segments, net	(2,140)	(2,180)	(7,729)	(6,707)
Interest expense	(1,808)	(1,887)	(5,568)	(5,652)
Amortization of intangible assets not allocated to segments	(181)	—	(593)	—
Impairment of asset held for sale	—	—	(1,446)	—
(Loss) gain on buy-back of debt	—	500	(24)	500
Equity in net income (loss) of investee	—	98	255	(2,071)
Loss from continuing operations before income tax expense (benefit)	$(5,250)	$(21,088)	$(33,056)	$(41,152)
Income tax expense (benefit)	403	(1,054)	(398)	(879)
Loss from continuing operations	$(5,653)	$(20,034)	$(32,658)	$(40,273)
Net premiums earned by line of business for the three and nine months ended September 30, 2013 and 2012 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Insurance Underwriting:
Private passenger auto liability	$16,926	$17,211	$54,763	$57,031
Auto physical damage	8,269	6,914	24,442	21,733
Total non-standard automobile	25,195	24,125	$79,205	$78,764
Commercial auto liability	17	2,378	763	7,991
Allied lines	2,387	—	2,387	—
Homeowners	(1,559)	—	50	—
Other	1	(2)	1	(2)
Total net premiums earned	$26,041	$26,501	$82,406	$86,753
NOTE 19 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments under two separate management teams. As part of the restructuring, the Company intends to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Kingsway continues to manage Amigo in a manner consistent with its filed run-off plan.
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company continues to estimate that Insurance Underwriting will incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring, and the Company now expects that these expenses will be incurred during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through September 30, 2013, the Company has incurred severance expense of $1.8 million.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three and nine months ended September 30, 2013 and three and nine months ended September 30, 2012 is as follows:

(in thousands)	Three months ended September 30, 2013
	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$44	$1,071	$1,115
Restructuring expense	203	20	223
Cash payments	(131)	(89)	(220)
Restructuring liability, end of period	$116	$1,002	$1,118

(in thousands)	Nine months ended September 30, 2013
	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$214	$1,207	$1,421
Restructuring expense	1,089	61	1,150
Cash payments	(1,187)	(266)	(1,453)
Restructuring liability, end of period	$116	$1,002	$1,118

(in thousands)	Three and nine months ended September 30, 2012
	Severance	Lease abandonment	Total
Restructuring liability, beginning of period	$—	$—	$—
Restructuring expense	668	1,304	1,972
Cash payments	—	(29)	(29)
Restructuring liability, end of period	$668	$1,275	$1,943

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 was as follows:

(in thousands)			September 30, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$25,338	$—	$25,338	$—
Canadian government	4,242	—	4,242	—
States municipalities and political subdivisions	7,247	—	7,247	—
Mortgage-backed	736	—	736	—
Asset-backed securities and collateralized mortgage obligations	319	—	319	—
Corporate	27,393	—	27,393	—
Total fixed maturities	65,275	—	65,275	—
Equity investments:
Common stock	16,523	16,523	—	—
Preferred stock	—	—	—	—
Total equity investments	16,523	16,523	—	—
Other investments	3,107	—	3,107	—
Short-term investments	586	—	586	—
Total assets	$85,491	$16,523	$68,968	$—

Liabilities:
LROC preferred units	14,286	14,286	—	—
Senior unsecured debentures	26,356	—	26,356	—
Subordinated debt	22,790	—	22,790	—
Total liabilities	$63,432	$14,286	$49,146	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

(in thousands)			December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$24,915	$—	$24,915	$—
Canadian government	3,782	—	3,782	—
States municipalities and political subdivisions	7,345	—	7,345	—
Mortgage-backed	5,043	—	5,043	—
Asset-backed securities and collateralized mortgage obligations	1,092	—	1,092	—
Corporate	37,357	—	37,357	—
Total fixed maturities	79,534	—	79,534	—
Common stock	3,548	3,548	—	—
Other investments	2,000	—	2,000	—
Short-term investments	585	—	585	—
Total assets	$85,667	$3,548	$82,119	$—

Liabilities:
LROC preferred units	13,655	13,655	—	—
Senior unsecured debentures	23,730	—	23,730	—
Subordinated debt	23,774	—	23,774	—
Total liabilities	$61,159	$13,655	$47,504	$—

NOTE 21 RELATED PARTY TRANSACTIONS

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
In August 2011, the Company and its subsidiary, 1347 Advisors, entered into a management services agreement with United Insurance Holdings Corp. ("United"), a third-party. This agreement provided that 1347 Advisors supply the services of an interim Chief Financial Officer to United, as well as certain strategy consulting, corporate development, corporate finance and actuarial services. Pursuant to the management services agreement, Hassan Baqar was appointed interim Chief Financial Officer at United. Mr. Baqar is currently a Managing Director of 1347 Advisors as well as a Vice President of KAI. Mr. Larry G. Swets, Jr., Chief Executive Officer and President of the Company, also served on the Board of Directors of United. In February 2012, Amigo received a letter from the OIR which stated that Amigo, the Company and its subsidiaries, and United are affiliated entities due to their common managerial control. As a result of the foregoing, among other things, the Company may not transfer any assets to United or any of its affiliates without the prior written approval of the OIR. Subsequently, the Company and United mutually

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

agreed to terminate their management services agreement effective April 2, 2012. Furthermore, Mr. Swets resigned as a member of United's Board of Directors effective April 5, 2012.
NOTE 22 COMMITMENTS AND CONTINGENCIES
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
(b)    Guarantee:
The Company provided a letter of guarantee to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General").  This guarantee may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds.  On May 25, 2012, U.S. Customs made a demand on the third-party for $12.0 million plus interest. At this time, no demand has been made of the Company. The Company continues to believe that it has substantial defenses and that the potential loss in not probable; therefore, no liability has been recorded in the financial statements at September 30, 2013.
(c)    Commitment:
During the second quarter of 2012, the Company entered into a subscription agreement to commit up to $6.0 million of capital to allow for participation in a limited liability investment which invests principally in income-producing real estate. At September 30, 2013, the unfunded commitment was $3.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 23 SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In 2004, KAI issued $125.0 million 7.5% senior notes due in 2014 through a private offering. These notes are redeemable at KAI's option on or after February 1, 2009 and are fully and unconditionally guaranteed by the Company (a "Guarantor"). The following tables show condensed consolidating financial information for the Company as of September 30, 2013 and December 31, 2012 and for the periods ended September 30, 2013 and 2012, with a separate column for the Guarantor, the issuer and the other businesses of the Company combined ("Non-Guarantor subsidiaries").

		Condensed Consolidating Statement of Operations
		For the nine months ended September 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$82,406	$—	$82,406
Service fee and commission income			37,332	—	37,332
Net investment income, net realized losses, other-than-temporary impairment loss and other income	(177)	(2,558)	8,799	—	6,064
Loss on change in fair value of debt	—	(2,179)	(633)	—	(2,812)
Total revenues	(177)	(4,737)	127,904	—	122,990
Expenses:
Loss and loss adjustment expenses	—	—	67,789	—	67,789
Commissions and premium taxes	—	—	18,566	—	18,566
Other expenses	2,287	4,689	57,378	—	64,354
Interest expense	—	8,480	(2,912)	—	5,568
Total expenses	2,287	13,169	140,821	—	156,277
Loss from continuing operations before loss on buy-back of debt, equity in net income (loss) of investee and income tax expense (benefit)	(2,464)	(17,906)	(12,917)	—	(33,287)
Loss on buy-back of debt	—	(24)	—	—	(24)
Equity in net income of investee	—	255	—	—	255
Loss from continuing operations before income tax expense (benefit)	(2,464)	(17,675)	(12,917)	—	(33,056)
Income tax expense (benefit)	(710)	—	312	—	(398)
Equity in undistributed net (loss) income of subsidiaries	(23,675)	(13,017)	—	36,692	—
Loss from continuing operations	(25,429)	(30,692)	(13,229)	36,692	(32,658)
Gain on liquidation of subsidiaries, net of taxes	—	7,227	—	—	7,227
Net (loss) income	$(25,429)	$(23,465)	$(13,229)	$36,692	$(25,431)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

		Condensed Consolidating Statement of Operations
		For the nine months ended September 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Revenue:
Net premiums earned	$—	$—	$86,753	$—	$86,753
Service fee and commission income	—	—	25,315	—	25,315
Net investment income, net realized gains, other-than-temporary impairment loss and other income	937	2,289	5,812	—	9,038
Loss on change in fair value of debt	—	(2,284)	(7,642)	—	(9,926)
Total revenues	937	5	110,238	—	111,180
Expenses:
Loss and loss adjustment expenses	—	—	78,739	—	78,739
Commissions and premium taxes	—	—	11,624	—	11,624
Other expenses	2,827	3,223	48,696	—	54,746
Interest expense	—	10,710	(5,058)	—	5,652
Total expenses	2,827	13,933	134,001	—	150,761
Loss from continuing operations before gain on buy-back of debt, equity in net loss of investee and income tax expense (benefit)	(1,890)	(13,928)	(23,763)	—	(39,581)
Gain on buy-back of debt	—	—	500	—	500
Equity in net loss of investee	—	(2,067)	(4)	—	(2,071)
Loss from continuing operations before income tax expense (benefit)	(1,890)	(15,995)	(23,267)	—	(41,152)
Income tax (benefit) expense	(1,211)	—	332	—	(879)
Equity in undistributed net (loss) income of subsidiaries	(33,888)	(21,479)	—	55,367	—
Net (loss) income	$(34,567)	$(37,474)	$(23,599)	$55,367	$(40,273)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

			Condensed Consolidating Balance Sheets
				As of September 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$31,826	$220,524	$—	$(252,350)	$—
Total investments	—	2,175	133,256	(47,361)	88,070
Cash and cash equivalents	14,140	7,841	64,056	—	86,037
Goodwill	—	—	9,484	—	9,484
Intangible assets	—	7,803	42,258	—	50,061
Other assets	3,630	246,675	458,149	(604,031)	104,423
Asset held for sale	—	—	7,291		7,291
Total assets	49,596	485,018	714,494	(903,742)	345,366
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	92,868	—	92,868
Unearned premiums	—	—	47,846	—	47,846
LROC preferred units	—	—	14,286	—	14,286
Senior unsecured debentures	—	26,356	—	—	26,356
Subordinated debt	—	22,790	—	—	22,790
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	508	19,265	80,197	(7,838)	92,132
Total liabilities	508	138,633	164,975	(7,838)	296,278

Equity:
Common stock	308,734	829,681	482,397	(1,312,078)	308,734
Additional paid-in capital	15,955	—	—	—	15,955
Accumulated deficit	(287,906)	(456,576)	57,601	398,975	(287,906)
Accumulated other comprehensive income (loss)	11,222	(26,720)	9,521	17,199	11,222
Shareholders' equity attributable to common shareholders	48,005	346,385	549,519	(895,904)	48,005
Noncontrolling interests in consolidated subsidiaries	1,083	—	—	—	1,083
Total equity	49,088	346,385	549,519	(895,904)	49,088
Total liabilities and equity	$49,596	$485,018	$714,494	$(903,742)	$345,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

			Condensed Consolidating Balance Sheets
				As of December 31, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Assets:
Investments in subsidiaries	$58,709	$185,079	$—	$(243,788)	$—
Total investments	—	—	142,499	(54,499)	88,000
Investment in investee	—	36,723	—	5,010	41,733
Cash and cash equivalents	1,932	6,371	72,510	—	80,813
Goodwill	—	—	8,421	—	8,421
Intangible assets	—	7,803	42,780	—	50,583
Other assets	5,004	229,206	452,199	(591,896)	94,513
Asset held for sale	—	—	8,737	—	8,737
Total assets	65,645	465,182	727,146	(885,173)	372,800
Liabilities and Equity:
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	106,564	—	106,564
Unearned premiums	—	—	45,047	—	45,047
LROC preferred units	—	—	13,655	—	13,655
Senior unsecured debentures	—	23,730	—	—	23,730
Subordinated debt	—	23,774	—	—	23,774
Notes payable	—	70,222	(70,222)	—	—
Other liabilities	231	16,374	92,145	(14,134)	94,616
Total liabilities	231	134,100	187,189	(14,134)	307,386
Equity:
Common stock	296,621	829,681	572,079	(1,401,760)	296,621
Additional paid-in capital	15,757	—	—	—	15,757
Accumulated deficit	(262,069)	(474,768)	(35,045)	509,813	(262,069)
Accumulated other comprehensive income (loss)	14,762	(23,831)	2,923	20,908	14,762
Shareholders' equity attributable to common shareholders	65,071	331,082	539,957	(871,039)	65,071
Noncontrolling interests in consolidated subsidiaries	343	—	—	—	343
Total equity	65,414	331,082	539,957	(871,039)	65,414
Total liabilities and equity	$65,645	$465,182	$727,146	$(885,173)	$372,800

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

		Condensed Consolidating Statement of Cash Flows
		For the nine months ended September 30, 2013
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(25,429)	$(23,465)	$(13,229)	$36,692	$(25,431)
Gain on liquidation of subsidiaries, net of taxes	—	(7,227)	—	—	(7,227)
Equity in undistributed net income (loss) of subsidiaries	23,675	13,017	—	(36,692)	—
Gain on change in fair value of debt	—	2,179	633	—	2,812
Other	1,849	4,029	(14,707)	—	(8,829)
Net cash provided by (used in) operating activities	95	(11,467)	(27,303)	—	(38,675)
Investing activities:
Proceeds from sales and maturities of fixed maturities, equity investments and investment in investee	—	21,920	19,242	—	41,162
Purchase of investments	—	(2,744)	(4,542)	—	(7,286)
Acquisition of business	—	—	(1,052)	—	(1,052)
Other	—	(5,656)	5,201	—	(455)
Net cash provided by investing activities	—	13,520	18,849	—	32,369
Financing activities:
Proceeds from issuance of common stock, net	12,113	—	—	—	12,113
Redemption of senior unsecured debentures	—	(583)	—	—	(583)
Net cash provided by (used in) financing activities	12,113	(583)	—	—	11,530
Net increase (decrease) in cash and cash equivalents	12,208	1,470	(8,454)	—	5,224
Cash and cash equivalents at beginning of period	1,932	6,371	72,510	—	80,813
Cash and cash equivalents at end of period	$14,140	$7,841	$64,056	$—	$86,037

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

		Condensed Consolidating Statement of Cash Flows
		For the nine months ended September 30, 2012
	KFSI	KAI	Other subsidiaries	Consolidation adjustments	Total
	(a "Guarantor")	(an "Issuer")	(the "Non-Guarantor subsidiaries")
Cash provided by (used in):
Operating activities:
Net (loss) income	$(34,567)	$(37,474)	$(23,599)	$55,367	$(40,273)
Equity in undistributed net income (loss) of subsidiaries	33,888	21,479	—	(55,367)	—
Loss on change in fair value of debt	—	2,284	7,642	—	9,926
Other	(11,244)	654	(19,937)	20,184	(10,343)
Net cash (used in) provided by operating activities	(11,923)	(13,057)	(35,894)	20,184	(40,690)
Investing activities:
Proceeds from sales and maturities of fixed maturities	—	—	67,037	—	67,037
Purchase of investments	—	—	(44,555)	—	(44,555)
Acquisitions of limited liability investments	—	—	(2,403)	—	(2,403)
Other	—	(6,994)	6,932	—	(62)
Net cash provided by (used in) investing activities	—	(6,994)	27,011	—	20,017
Financing activities:
Proceeds from issuance of common stock, net	132	20,184	—	(20,184)	132
Proceeds from issuance of notes payable	—	—	(2,418)	—	(2,418)
Redemption of senior unsecured debentures	—	—	(1,656)	—	(1,656)
Net cash provided by (used in) financing activities	132	20,184	(4,074)	(20,184)	(3,942)
Net (decrease) increase in cash and cash equivalents	(11,791)	133	(12,957)	—	(24,615)
Cash and cash equivalents at beginning of period	22,389	873	62,224	—	85,486
Cash and cash equivalents at end of period	$10,598	$1,006	$49,267	$—	$60,871

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2013

NOTE 24 SUBSEQUENT EVENT
On October 15, 2013, the Company completed a partial, early redemption of its outstanding 7.5% senior unsecured debentures due February 1, 2014. The Company used the proceeds from its recent rights offering to partially redeem the senior unsecured debentures which are the obligations of the Company's subsidiary, KAI, and of which the Company is a guarantor. The partial early redemption was completed in the amount of $12.0 million at par plus accrued interest of $0.2 million, resulting in an aggregate principal amount of $14.4 million of senior unsecured debentures to remain outstanding.

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
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo"), Advantage Auto and Kingsway Reinsurance Corporation. In October 2012, the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents. In September 2013, Kingsway Reinsurance (Bermuda) Ltd., formerly included in Insurance Underwriting, was liquidated. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 17 states. For the three months ended September 30, 2013, production in the following states represented 84.5% of the Company's gross premiums written: Florida (20.3%), Louisiana (14.9%), Illinois (14.0%), Texas (12.9%), California (8.3%), Colorado (7.2%) and Nevada (6.9%). For the nine months ended September 30, 2013, production in the following states represented 85.0% of the Company's gross premiums written: Florida (23.6%), Illinois (15.2%), Texas (13.8%), California (10.3%), Colorado (7.9%), Louisiana (7.2%) and Nevada (7.0%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended September 30, 2013, non-standard automobile insurance accounted for 79.9% (87.9% year to date) of the Company's gross premiums written.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the Florida Office of Insurance Regulation (“OIR”) approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Kingsway continues to manage Amigo in a manner consistent with its filed run-off plan.
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
TWS is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. TWS distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. TWS distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income (loss), we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating (loss) income, gross premiums written, net premiums written, and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating (Loss) Income
Operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 18, "Segmented Information" to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating (loss) income, includes net investment income, net realized gains (losses), other-than-temporary impairment loss, gain (loss) on change in fair value of debt, other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, impairment of asset held for sale, (loss) gain on buy-back of debt, and equity in net income (loss) of investee.
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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net income (loss) for the three and nine months ended September 30, 2013 and 2012 is presented in Table 1 below:
Table 1 Segment (Loss) Income
For the three and nine months ended September 30 (in millions of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Segment operating (loss) income
Insurance Underwriting	(4.9)	(16.7)	11.8	(14.6)	(23.7)	9.1
Insurance Services	(0.9)	0.4	(1.3)	0.4	3.1	(2.7)
Total segment operating loss	(5.8)	(16.3)	10.5	(14.2)	(20.6)	6.4
Net investment income	0.5	0.8	(0.3)	1.9	2.4	(0.5)
Net realized gains (losses)	0.3	1.1	(0.8)	(1.1)	1.4	(2.5)
Other-than-temporary impairment loss	—	—	—	(1.8)	(0.5)	(1.3)
Gain (loss) on change in fair value of debt	3.8	(3.2)	7.0	(2.8)	(9.9)	7.1
Other income and expenses not allocated to segments, net	(2.0)	(2.2)	0.2	(7.7)	(6.7)	(1.0)
Interest expense	(1.8)	(1.9)	0.1	(5.6)	(5.7)	0.1
Amortization of intangible assets not allocated to segments	(0.2)	—	(0.2)	(0.6)	—	(0.6)
Impairment of asset held for sale	—	—	—	(1.4)	—	(1.4)
(Loss) gain on buy-back of debt	—	0.5	(0.5)	—	0.5	(0.5)
Equity in net income (loss) of investee	—	0.1	(0.1)	0.3	(2.1)	2.4
Loss from continuing operations before income tax expense (benefit)	(5.2)	(21.1)	15.9	(33.0)	(41.2)	8.2
Income tax expense (benefit)	0.4	(1.1)	1.5	(0.4)	(0.9)	0.5
Loss from continuing operations	(5.6)	(20.0)	14.4	(32.6)	(40.3)	7.7
Gain on liquidation of subsidiaries, net of taxes	7.2	—	7.2	7.2	—	7.2
Net income (loss)	1.6	(20.0)	21.6	(25.4)	(40.3)	14.9

KINGSWAY FINANCIAL SERVICES INC.

Loss from Continuing Operations, Net Income (Loss) and Diluted Earnings (Loss) Per Share
In the third quarter of 2013, we incurred a loss from continuing operations of $5.6 million ($0.41 per diluted share) compared to $20.0 million ($1.52 per diluted share) in the third quarter of 2012. For the nine months ended September 30, 2013, we incurred a loss from continuing operations of $32.6 million ($2.45 per diluted share) compared to $40.3 million ($3.07 per diluted share) for the nine months ended September 30, 2012. The loss from continuing operations for the three months ended September 30, 2013 is attributable to operating losses in Insurance Underwriting and Insurance Services, corporate general expenses and interest expense, offset by a gain on the change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2013 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale and change in fair value of debt. The loss from continuing operations for the three and nine months ended September 30, 2012 is due to operating losses in Insurance Underwriting, corporate general expenses, interest expense and loss on the change in fair value of debt.
In the third quarter of 2013, we reported net income of $1.6 million (earnings of $0.12 per diluted share) compared to net loss of $20.0 million (loss of $1.52 per diluted share) in the third quarter of 2012. For the nine months ended September 30, 2013, we incurred net loss of $25.4 million (loss of $1.91 per diluted share) compared to $40.3 million (loss of $3.07 per diluted share) for the nine months ended September 30, 2012.
Insurance Underwriting
For the three months ended September 30, 2013, Insurance Underwriting gross premiums written were $34.9 million compared to $36.9 million for the three months ended September 30, 2012, representing a 5.4% decrease ($110.4 million year to date compared to $108.3 million prior year to date, representing a 1.9% increase). Net premiums written increased 25.8% to $30.2 million for the three months ended September 30, 2013 compared with $24.0 million for the three months ended September 30, 2012 ($84.3 million year to date compared to 85.6 million prior year to date, representing a 1.5% decrease). Net premiums earned decreased 1.9% to $26.0 million for the three months ended September 30, 2013 compared with $26.5 million for the three months ended September 30, 2012 ($82.4 million year to date compared with $86.8 million prior year to date, representing a 5.1% decrease).
The increase in year-to-date gross premiums written is the result of increased non-standard automobile premium volumes at Mendota and Mendakota and business written by Maison, which did not begin operations until the fourth quarter of 2012, partially offset by a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The decrease in net premiums written and earned for the year to date is the result of quota share reinsurance agreements entered into by Mendota and Mendakota effective July 1, 2012 and continuing in place through September 30, 2013 as well as decreased premium volumes at Amigo and UCC, as a result of their respective run-off plans.
The Insurance Underwriting operating loss decreased to $4.9 million for the three months ended September 30, 2013 ($14.6 million year to date) compared with $16.7 million for the three months ended September 30, 2012 ($23.7 million prior year to date). The decrease in operating loss for the three months ended September 30, 2013 is primarily attributed to a decrease in loss and loss adjustment expenses described more fully below. The decrease in operating loss for the nine months ended September 30, 2013 is attributed to a decrease in loss and loss adjustment expenses against a smaller volume of net premiums earned.
The Insurance Underwriting loss ratio for the third quarter of 2013 was 75.9% compared to 125.8% for the third quarter of 2012 (76.4% for the nine months ended September 30, 2013 compared with 90.8% for the same period in 2012). The decrease in the loss ratio for the three and nine months ended September 30, 2013 is primarily due to the increase in unpaid loss and loss adjustment expenses recorded for the three months ended September 30, 2012 of $11.4 million as a result of the Insurance Underwriting restructuring announced during the third quarter of 2012.
The Insurance Underwriting expense ratio was 51.8% for the third quarter of 2013 compared to 44.6% for the third quarter of 2012 (49.9% for the nine months ended September 30, 2013 compared with 42.8% for the same period in 2012). The increase in the expense ratio for the three and nine months ended September 30, 2013 is primarily due to quota share arrangements, and subsequent amendments, entered into by each of Mendota and Amigo during these periods.
The Insurance Underwriting combined ratio was 127.7% in the third quarter 2013 compared with 170.4% in the third quarter of 2012 (126.3% for the nine months ended September 30, 2013 compared with 133.6% for the same period in 2012), reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $2.3 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively ($7.0 million for the nine months ended September 30, 2013 compared with $5.7 million for the same period in 2012); however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.

KINGSWAY FINANCIAL SERVICES INC.

Insurance Services
The Insurance Services service fee and commission income increased 60.5% to $12.2 million for the three months ended September 30, 2013 ($37.3 million year to date) compared with $7.6 million for the three months ended September 30, 2012 ($25.3 million prior year to date). This increase was primarily driven by the inclusion of IWS in 2013 following its acquisition during the fourth quarter of 2012. The Insurance Services operating loss was $0.9 million for the three months ended September 30, 2013 (income of $0.4 million year to date) compared with income of $0.4 million for the three months ended September 30, 2012 (income of $3.1 million prior year to date). The operating loss for the three months ended September 30, 2013 and the decrease in operating income for the nine months ended September 30, 2013 is primarily due to increased amortization expense as a result of the acquisition of IWS during the fourth quarter of 2012, as noted above, as well as reduced premium volumes managed by ARS. Insurance Services operating income for the three months ended September 30, 2013 includes amortization expense of $0.3 million ($1.0 million year to date) related to its VSA in-force intangible asset.
Net Investment Income
Net investment income was $0.5 million in the third quarter of 2013 ($1.9 million year to date) compared to $0.8 million in the third quarter of 2012 ($2.4 million prior year to date). The decrease for the three and nine months ended September 30, 2013 is primarily a result of a decline in the Company's fixed maturities, which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains (Losses)
The Company incurred net realized gains in the third quarter of 2013 of $0.3 million (net realized losses of $1.1 million year to date) compared to net realized gains of $1.1 million in the third quarter of 2012 (net realized gains of $1.4 million prior year to date). The year-to-date net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock during the first quarter of 2013. As more fully described in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock. The net realized gains in 2012 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of zero and $1.8 million for the three and nine months ended September 30, 2013, respectively.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairment related to other investments for the three months ended September 30, 2013 and September 30, 2012 (write-down for other-than-temporary impairment related to other investments of zero and $0.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively).
There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and nine months ended September 30, 2013 and September 30, 2012.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $3.8 million in the third quarter of 2013 (loss of $2.8 million year to date) compared to a loss of $3.2 million in the third quarter of 2012 (loss of $9.9 million prior year to date). The gain for the third quarter of 2013 is primarily due to a decrease in the fair values of the Company's subordinated debt. The 2013 year to date loss is due to increase in the fair values of the Company's senior unsecured debentures and LROC preferred units, whereas the 2012 loss for the third quarter and year to date is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.0 million in the third quarter of 2013 compared to $2.2 million in the third quarter of 2012 ($7.7 million year to date compared to $6.7 million prior year to date). The increase in net expense for the nine months ended September 30, 2013 is primarily due to $0.6 million more in foreign exchange losses and $0.7 million more of salary and benefits expense, offset by $0.4 million less of corporate general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense
Interest expense for the third quarter of 2013 was $1.8 million ($5.6 million year to date) compared to $1.9 million in the third quarter of 2012 ($5.7 million prior year to date).
Amortization of Intangible Assets Not Allocated to Segments
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets not allocated to segments was $0.2 million for the third quarter of 2013 ($0.6 million year to date) compared to zero in the third quarter of 2012 (zero prior year to date). The expense for the three and nine months ended September 30, 2013 relates to the amortization of acquired database, customer-related relationships, trade name and non-compete agreement. See Note 5, "Acquisitions, Liquidations, Disposition and Reacquisition," to the unaudited consolidated interim financial statements for further details.
Impairment of Asset Held for Sale
As of September 30, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $7.3 million was classified as held for sale. For the three and nine months ended September 30, 2013, the Company recorded a write-down of zero and $1.4 million, respectively, related to the asset held for sale.
(Loss) Gain on Buy-Back of Debt
No debt repurchases were made during the third quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. As more fully described in Note 5, "Acquisitions, Liquidations, Disposition and Reacquisition" to the unaudited consolidated interim financial statements, during the third quarter of 2012, Hamilton Risk Management Company purchased a note payable from a third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million.
Equity in Net Income (Loss) of Investee
As discussed further in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012. For the three months ended September 30, 2012, the Company recorded $0.1 million of income from this investment (loss of $2.1 million prior year to date).
Income Tax Expense (Benefit)

Income tax expense for the third quarter of 2013 was $0.4 million (income tax benefit of $0.4 million year to date) compared to income tax benefit of $1.1 million in the third quarter of 2012 (income tax benefit of $0.9 million prior year to date). The increase in income tax expense for the three months ended September 30, 2013 is primarily attributable to a tax benefit recorded in the third quarter of 2012 for a Canadian tax return to provision adjustment. The decrease in income tax benefit for the nine months ended September 30, 2013 is primarily attributable to a tax benefit recorded in the third quarter of 2012 for a Canadian tax return to provision adjustment, an increase in tax expense being recorded in 2013 attributable to the Company's indefinite life intangible assets, a tax benefit recorded in 2013 for a Canadian income tax refund and an adjustment recorded in 2013 to the Company's valuation allowance.
INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2013, we held cash and cash equivalents and investments with a carrying value of $174.1 million. As of September 30, 2013, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers and equity investments in the common stock of Atlas. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	September 30, 2013	% of Total	December 31, 2012	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	25.3	14.5%	24.9	14.8%
Canadian government	4.3	2.5%	3.8	2.2%
States municipalities and political subdivisions	7.3	4.2%	7.3	4.3%
Mortgage-backed	0.7	0.4%	5.0	2.9%
Asset-backed securities and collateralized mortgage obligations	0.3	0.2%	1.1	0.6%
Corporate	27.4	15.7%	37.4	22.2%
Total fixed maturities	65.3	37.5%	79.5	47.0%
Common stock	16.5	9.5%	3.6	2.1%
Limited liability investments	2.6	1.5%	2.3	1.4%
Other investments	3.1	1.8%	2.0	1.2%
Short-term investments	0.6	0.3%	0.6	0.4%
Total investments	88.1	50.6%	88.0	52.1%
Cash and cash equivalents	86.0	49.4%	80.8	47.9%
Total	174.1	100.0%	168.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2013 and December 31, 2012.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	September 30, 2013	% of Total	December 31, 2012	% of Total
Due in less than one year	21.9	33.5%	16.3	20.5%
Due in one through five years	41.3	63.2%	56.2	70.7%
Due after five through ten years	1.4	2.2%	2.1	2.6%
Due after ten years	0.7	1.1%	4.9	6.2%
Total	65.3	100.0%	79.5	100.0%

At September 30, 2013, 96.7% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at September 30, 2013 and December 31, 2012, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 88.8% of those investments rated 'A' or better at September 30, 2013. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company. The decline in BBB/Baa rated instruments since December 31, 2012 is primarily due to redemption of those prior held instruments either due to maturity or call by the issuer.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	September 30, 2013	December 31, 2012
AAA/Aaa	48.6%	45.2%
AA/Aa	9.3	15.8
A/A	30.9	22.8
Percentage rated A/A2 or better	88.8%	83.8%
BBB/Baa	11.2	16.2
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to other investments for the three months ended September 30, 2013 and September 30, 2012 (write-down for other-than-temporary impairment related to other investments of zero and $0.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively).
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of zero and $1.8 million for the three and nine months ended September 30, 2013, respectively.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the three and nine months ended September 30, 2013 and September 30, 2012.
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

KINGSWAY FINANCIAL SERVICES INC.

At September 30, 2013, the gross unrealized losses for fixed maturities and equity investments amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of September 30, 2013 and December 31, 2012, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at September 30, 2013 and December 31, 2012.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	September 30, 2013	September 30, 2013	December 31, 2012
Real estate held through LLC	—	—	1.0
Real estate held through LP	3.7	2.3	1.2
Other	—	0.3	0.1
Total	3.7	2.6	2.3
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	September 30, 2013	December 31, 2012
Non-standard automobile	74.6	80.3
Commercial automobile	12.7	19.9
Other	2.7	2.9
Total	90.0	103.1

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	September 30, 2013	December 31, 2012
Non-standard automobile	66.8	75.6
Commercial automobile	12.3	19.1
Other	2.7	2.9
Total	81.8	97.6
Non-Standard Automobile
At September 30, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $74.6 million and $80.3 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Commercial Automobile
At September 30, 2013 and December 31, 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $12.7 million and $19.9 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo is discussed within "Liquidity and Capital Resources" below.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Unfavorable (favorable) change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	0.4	10.9	(0.4)	11.2
For the three months ended September 30, 2013, the Company reported $0.4 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years (favorable development of $0.4 million year to date). For the three months ended September 30, 2012, the Company reported $10.9 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($11.2 million prior year to date). The unfavorable development reported for the three months ended September 30, 2013 was primarily related to the Company's allocation of its provision for unallocated loss adjustment expenses between the current and prior accident years. The favorable development reported for the nine months ended September 30, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. The development reported for the three and nine months ended September 30, 2012 was primarily related to the increase in unpaid loss and loss adjustment expenses of $11.4 million as a result of the Insurance Underwriting restructuring announced during the third quarter of 2012.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows
During the nine months ended September 30, 2013, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $38.7 million. This use of cash can be explained primarily by the net loss of $25.4 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $13.7 million.
During the nine months ended September 30, 2013, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $32.4 million. This source of cash was driven by net proceeds received from the sale of Atlas common stock of $13.6 million during the first quarter of 2013 as further discussed in Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, proceeds received from the sale of Atlas preferred stock of $8.3 million during the third quarter of 2013 as further discussed in Note 6, "Investments," to the unaudited consolidated interim financial statements, and proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the nine months ended September 30, 2013, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $11.5 million. This source of cash is attributed to the net proceeds received from the Company's rights offering of $12.1 million during the third quarter of 2013 as further discussed in Note 16, "Shareholders' Equity," to the to the unaudited consolidated interim financial statements offset by the buy-back of $0.6 million of par value of senior unsecured debentures during the first quarter of 2013.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the nine months ended September 30, 2013 was $5.2 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2013, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
As of September 30, 2013, the Company has $26.4 million principal value of outstanding debt due February 1, 2014. During the first quarter of 2013, Kingsway sold 2,625,000 shares of Atlas common stock for approximately $13.6 million of proceeds net of commissions and transaction expenses. On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. Under the terms of the transaction, Atlas paid the Company at closing $7.5 million in cash, plus approximately $0.8 million from cash raised by Atlas from the exercise of certain outstanding Atlas warrants. If any amount of the purchase price remains unpaid as of January 3, 2014, such unpaid amount will be repayable not later than April 30, 2014 pursuant to one or more promissory notes entered into by Atlas.
On September 16, 2013 the Company completed its previously announced rights offering. Subscription rights to purchase 3,280,790 units were exercised, resulting in gross proceeds to the Company of $13.1 million. Net proceeds to the Company were $12.1 million after deducting commissions and other offering expenses. On October 15, 2013, the Company completed a partial, early redemption of its outstanding debt due February 1, 2014. The Company used the proceeds from the rights offering to partially

KINGSWAY FINANCIAL SERVICES INC.

redeem the debt due February 1, 2014. The partial early redemption was completed in the amount of $12.0 million at par plus accrued interest of $0.2 million, resulting in an aggregate principal amount of $14.4 million of outstanding debt due February 1, 2014.
While the proceeds of the rights offering and the sale of Atlas common and preferred stock added substantially to the Company's liquidity, the Company still does not have the funds necessary to both retire the remaining $14.4 million of principal value of debt due on February 1, 2014 as well as meet all of its other continuing obligations. In the event that funds available to the Company are inadequate to service its obligations, specifically the retirement of the remaining $14.4 million principal value of debt due February 1, 2014, the Company would need to raise capital, sell additional assets or restructure its debt obligations. The Company believes that it has the flexibility to obtain the funds needed to meet its obligations and continue to satisfy regulatory capital requirements at its insurance underwriting subsidiaries, though there can be no assurance that it will be able to meet its outstanding debt obligation due February 1, 2014.
On June 7, 2013, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's non-compliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway is below the NYSE's continued listing criteria because its average total market capitalization over a recent 30 consecutive trading day period was less than $50 million at the same time that reported shareholders' equity was below $50 million. Under the NYSE's continued listing criteria, a NYSE-listed company must maintain average market capitalization of not less than $50 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50 million.
The Company had 90 days from the date of the notice to submit a business plan to the NYSE demonstrating its ability to achieve compliance with the listing standards within 18 months of receiving the notice. The Company submitted a business plan to the NYSE on July 17, 2013, intended to demonstrate its ability to achieve compliance with the listing standards within 18 months of receiving the notice. On October 8, 2013, the NYSE accepted the Company's business plan submission. During such 18-month period, Kingsway's common shares will continue to be listed and traded on the NYSE, subject to compliance with other NYSE continued listing standards; however, the consolidated tape now includes a “.BC” indicator, which will be removed at such time as the Company is deemed compliant with the NYSE's continued listing standards.
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
Throughout 2013 and 2012, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indentures described above and/or limiting the dividend capacity of the operating subsidiaries. As of September 30, 2013, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 60.6% and 32.9%, respectively. These ratios have been calculated based on the unaudited consolidated interim financial statements prepared in accordance with U.S. GAAP, under which the Company's equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during the third quarter of 2013. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During the three and nine months ended September 30, 2012, respectively, the Company did not buy-back any of its outstanding debt.
Regulatory Capital
In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including

KINGSWAY FINANCIAL SERVICES INC.

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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of September 30, 2013, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, “Commitments and Contingencies,” to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2012 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation of Kingsway Financial Services Inc. effective October 29, 2013.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 7, 2013	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2013	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

