Form 10-K
period 2013-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2014-03-31
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2013, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $33,227,916 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 31, 2014 was 16,429,761.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2013.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2013 Annual Report on Form 10-K (the "2013 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2013 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2013 Annual Report.

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
Financial information about Kingsway's reportable business segments for the years ended December 31, 2013 and 2012 is contained in the following sections of this 2013 Annual Report: (i) Note 23, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign exchange differences arising from the translations as described above are included in shareholders' equity under the caption accumulated other comprehensive income.
All of the dollar amounts in this 2013 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Rights Offering
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
Under the rights offering, each shareholder of record as of August 9, 2013 (the "Record Date") received, at no charge, one subscription right for each Common Share owned on the Record Date (the "Subscription Right"). Four Subscription Rights entitled the holder to purchase one unit (a "Unit") consisting of one Common Share, one Series A Warrant (a "Series A Warrant") and one Series B Warrant (a "Series B Warrant", and together with the Series A Warrants, the "Warrants"). Each Warrant entitled the holder to purchase one Common Share. The subscription price was $4.00 per Unit. The exercise prices per Common Share for each Series A Warrant is $4.50 and for each Series B Warrant is $5.00. Each Series A Warrant is redeemable by the Company and has a term of seven years from its date of issuance. Each Series B Warrant is non-redeemable and has a term of ten years from its date of issuance. The Company may redeem the Series A Warrants at a price of $0.25 per Warrant if, and only if, the closing price of the Common Shares equals or exceeds $6.00 per Common Share for twenty consecutive trading days on the New York Stock Exchange ("NYSE") or such other market or exchange as the Common Shares of the Company trade on or are quoted at the time of redemption; but in any event, no earlier than the first anniversary date of issuance. Subject to applicable securities laws, the Warrants may be exercised at any time starting on the first day of the thirty-seventh month after the date of issuance until any time on or before the seventh anniversary after the date of issuance for the Series A Warrants and the tenth anniversary after the date of issuance for the Series B Warrants. Holders who fully exercise their Subscription Rights will be entitled to subscribe for an additional amount of Units, if any, that are not purchased by other shareholders or their transferees through the exercise of their

KINGSWAY FINANCIAL SERVICES INC.

basic subscription privileges, in an amount equal to up to five Units for each Unit for which such holder was otherwise entitled to subscribe.
On September 16, 2013, the transaction closed. Subscription rights to purchase 3,280,790 units were exercised, resulting in gross proceeds to the Company of $13.1 million. Net proceeds to the Company were $12.1 million after deducting commissions and other offering expenses. The Company used the proceeds from the rights offering to partially redeem the senior unsecured debentures due February 1, 2014. The partial early redemption was completed on October 15, 2013 in the amount of $12.0 million at par plus accrued interest of $0.2 million.
Acquisition
Effective May 22, 2013, the Company's subsidiary, Trinity Warranty Solutions LLC ("Trinity"), acquired certain intangible assets of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.
Liquidations
During 2013, the Company's subsidiaries, Kingsway Reinsurance (Bermuda) Ltd. ("KRL") and Kingsway 2007 General Partnership ("2007 GP"), were liquidated. As a result of the liquidations of these subsidiaries, the Company realized a net after-tax gain of $7.2 million for the year ended December 31, 2013. This gain represents the foreign exchange gain previously recorded in accumulated other comprehensive income and now recognized in the consolidated statements of operations as a result of the liquidations of KRL and 2007 GP. Further information is contained in Note 5, "Liquidations, Disposition and Reacquisition," to the Consolidated Financial Statements.
INSURANCE UNDERWRITING SEGMENT
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting").
The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile and homeowners insurance to individuals and actively conducts business in 16 states. In 2013, the following states accounted for 85.7% of the Company's gross premiums written: Florida (22.2%), Illinois (14.7%), Texas (13.5%), Louisiana (11.1%), California (9.8%), Colorado (7.7%) and Nevada (6.7%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2013, non-standard automobile accounted for 84.1% of the Company's gross premiums written.
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
Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2013 and 2012.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in millions of dollars, except for percentages)

	2013	% of Total	2012	% of Total
Private passenger auto liability	82.0	56.7%	92.1	63.1%
Auto physical damage	39.7	27.4%	37.5	25.7%
Total non-standard automobile	121.7	84.1%	129.6	88.8%
Commercial auto liability	—	—%	6.0	4.1%
Allied lines	13.9	9.6%	10.3	7.1%
Homeowners	9.1	6.3%	—	—%
Total gross premiums written	144.7	100.0%	145.9	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in millions of dollars, except for percentages)

	2013	% of Total	2012	% of Total
Florida	32.1	22.2%	59.4	40.7%
Illinois	21.2	14.7%	24.1	16.5%
Texas	19.6	13.5%	15.5	10.6%
Louisiana	16.0	11.1%	2.5	1.7%
California	14.2	9.8%	10.0	6.9%
Colorado	11.2	7.7%	7.2	4.9%
Nevada	9.7	6.7%	7.3	5.0%
Other	20.7	14.3%	19.9	13.7%
Total gross premiums written	144.7	100.0%	145.9	100.0%
Non-Standard Automobile
Non-standard automobile insurance is principally provided to individuals who do not qualify for standard automobile insurance coverage because of their payment history, driving record, place of residence, age, vehicle type or other factors. Such drivers typically represent higher than normal risks and pay higher insurance rates for comparable coverage.
Non-standard automobile insurance loss experience is generally driven by higher frequency and lower severity than the standard automobile market. The higher frequency, however, is mitigated to some extent by higher premium rates; the tendency of high-risk individuals to own low-value automobiles; and generally lower limits of insurance coverage as insureds tend to purchase coverage at the minimum prescribed limits. In the United States, non-standard automobile insurance policies generally have lower limits of insurance commensurate with the minimum coverage requirements under the statute of the states in which we write the business. These limits of liability are typically not greater than $50,000 per occurrence.
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

KINGSWAY FINANCIAL SERVICES INC.

For the year ended December 31, 2013, gross premiums written for non-standard automobile insurance decreased 6.1% to $121.7 million as compared to $129.6 million in 2012. Non-standard automobile insurance accounted for 84.1% and 88.8% of our gross premiums written for the years ended December 31, 2013 and 2012, respectively. The decrease in gross premiums written is the result of decreased premium volumes at Amigo, reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off, partially offset by increased premium volumes at Maison, Mendota and Mendakota.
Commercial Automobile
Commercial automobile policies provide coverage for low-limit, light-weight, individual unit or small fleet commercial vehicles. For the year ended December 31, 2013, gross premiums written for commercial automobile insurance decreased by 100.0% to zero compared to $6.0 million in 2012. This decrease reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off.
Allied Lines
Allied lines includes policies that provide coverage for wind and hail-related property losses of residential dwellings and certain contents as well as premium related to Amigo's participation in the National Flood Insurance Program. The program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency which allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. Under the program, Amigo receives an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting all losses. For the year ended December 31, 2013, gross premiums written from allied lines increased by 35.0% to $13.9 million compared to $10.3 million in 2012. This increase primarily reflects the Company's entry into the wind and hail-related insurance business in October of 2012 with the new business formation and licensing of Maison and subsequent participation in a depopulation of in-force wind and hail policies from Louisiana's state-owned insurance facility, Louisiana Citizens Property Insurance Corporation.
Homeowners
Homeowners premium includes dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks. For the year ended December 31, 2013, gross premiums written for homeowners insurance was $9.1 million compared to zero in 2012. This increase reflects Maison's entry into the homeowners insurance business during 2013.
Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 4,500 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our insurance guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, except as relates to a third-party agreement specific to our homeowners business, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
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
In December of 2012 and 2013, the Company participated in a depopulation of in-force wind and hail policies from Louisiana's state-owned insurance facility, Louisiana Citizens Property Insurance Corporation.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

INSURANCE SERVICES SEGMENT
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS Acquisition Corporation ("IWS") and Trinity, (collectively, "Insurance Services"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS.
ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the HVAC and refrigeration industry. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
Insurance Services Products
ARS generally markets the same type of insurance products as Insurance Underwriting; however, ARS does not retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. This risk is borne by the insurance companies which partner with ARS in their marketing efforts.
IWS markets and administers vehicle service agreements and related products for new and used automobiles throughout the United States. A vehicle service agreement is an agreement between IWS and the vehicle purchaser under which IWS agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. IWS serves as the administrator on all contracts it originates. Vehicle service agreements supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. Vehicle service agreements typically range from three months to seven years and/or 3,000 miles to 100,000 miles. The cost of the vehicle service agreement is a function of the contract term, coverage limits and type of vehicle.
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
Trinity is a provider of HVAC and refrigeration warranty products and provider of equipment breakdown and maintenance support services to companies across the United States. As a provider of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC and refrigeration industries throughout the United States. A warranty contract is an agreement between Trinity and the purchaser of such HVAC and refrigeration equipment to replace or repair, for a specific term, designated parts in the event of a mechanical breakdown. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
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
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 26 states.
Trinity directly markets and distributes its warranty products to manufacturers, distributors and installers of HVAC and refrigeration equipment. As a provider of equipment breakdown and maintenance support, Trinity directly markets and distributes its product through its clients, which are primarily companies that directly own and operate numerous locations across the United States.

KINGSWAY FINANCIAL SERVICES INC.

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

Trinity operates in an environment with few market competitors. Trinity competes on two important facets: its belief that it provides superior customer service relative to its competitors and its ability, through the support of its insurance company partners, to provide warranty solutions to a wider range of HVAC and refrigeration equipment than that of its competitors.
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
Trinity claims on warranty products are managed by the insurance companies with which Trinity partners. Trinity may, at times, act as a third-party administrator of such claims; however at no time does Trinity bear the loss of claims on warranty products.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Property and Casualty Insurance
For the year ended December 31, 2013, non-standard automobile insurance accounted for 84.1% of the Company's gross premiums written. Non-standard automobile includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage and property damage claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short, and the claim settlement process for personal automobile liability generally is the least complex of the liability products. Given that our core non-standard automobile offerings are policies at the minimum prescribed limits in each state, our non-standard automobile business is generally viewed as a high frequency, low severity business.
Examples of common risk factors that could change and, thus, affect the provision for loss and loss adjustment expenses for the non-standard automobile product line include, but are not limited to:

•	trends in jury awards;

•	changes in the underlying court system and its philosophy;

•	changes in case law;

•	litigation trends;

KINGSWAY FINANCIAL SERVICES INC.

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
The second section displays the cumulative amount of payments made through the end of each subsequent year with respect to each original provision. The third section presents the re-estimation over subsequent years of each year's original net liability for property and casualty unpaid loss and loss adjustment expenses as more information becomes known and trends become more apparent. For example, as of December 31, 2013, we had paid $188.8 million of the currently re-estimated provision of $192.9 million for property and casualty loss and loss adjustment expenses that had been incurred through the end of 2007 and which were originally estimated to be $197.7 million at December 31, 2007. As a result, an estimated $4.1 million of property and casualty loss and loss adjustment expenses incurred through December 31, 2007 remain unpaid as of December 31, 2013. The final section compares the latest re-estimation to the original estimate for each year presented in the table on both a gross and net basis.
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
Continuing with the December 31, 2007 example, the final section shows that the re-estimated net liability of $192.9 million reflected a cumulative $4.8 million redundancy in relation to the $197.7 million originally estimated at December 31, 2007.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 3 Provision for property and casualty unpaid loss and loss adjustment expense, net of recoveries from reinsurers
As of December 31, 2013 (in millions of dollars, except percentages)

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, gross	84.5	103.1	120.3	174.7	186.7	183.2	198.0	119.1	106.8	104.9	100.0
Less: reinsurance recoverable on property and casualty unpaid loss and loss adjustment expenses	7.9	5.5	0.3	8.0	—	0.5	0.3	0.3	0.5	0.3	0.4
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, net	76.6	97.6	120.0	166.7	186.7	182.7	197.7	118.8	106.3	104.6	99.6
Cumulative net paid as of:
One year later		53.4	70.0	105.2	111.7	107.1	108.6	48.8	50.0	52.6	61.4
Two years later			99.4	141.2	155.5	156.8	150.5	75.5	71.0	73.3	83.6
Three years later				162.2	175.3	180.4	174.3	90.9	83.9	84.2	95.2
Four years later					188.0	190.8	183.6	98.8	91.3	90.0	101.3
Five years later						196.0	186.9	101.4	94.9	94.4	104.0
Six years later							188.8	102.7	96.1	95.9	107.7
Seven years later								103.0	97.4	96.5	108.4
Eight years later									97.6	97.6	108.7
Nine years later										97.8	109.5
Ten years later											109.7
Re-estimated liability as of:
One year later		96.4	133.8	174.6	201.1	184.5	190.2	109.0	105.1	102.0	102.5
Two years later			133.8	185.0	202.0	197.6	186.9	104.9	98.2	99.7	107.7
Three years later				187.1	206.8	198.0	193.3	106.0	96.6	97.1	108.1
Four years later					209.6	201.0	191.9	106.8	97.6	96.2	106.6
Five years later						201.2	192.0	106.0	98.0	97.4	106.6
Six years later							192.9	106.0	98.3	97.5	109.2
Seven years later								105.9	99.1	97.8	109.3
Eight years later									99.3	98.5	109.4
Nine years later										98.6	109.9
Ten years later											110.2

As of December 31, 2013: Cumulative deficiency (redundancy)		(1.2)	13.8	20.4	22.9	18.5	(4.8)	(12.9)	(7.0)	(6.0)	10.6
Cumulative deficiency (redundancy) as a % of property and casualty unpaid loss and loss adjustment expenses originally established - net		(1.2)%	11.5%	12.2%	12.3%	10.1%	(2.4)%	(10.9)%	(6.6)%	(5.7)%	10.6%
Re-estimated liability - gross		96.4	133.8	187.1	209.6	201.2	192.9	105.9	99.3	98.6	110.2
Less: re-established reinsurance recoverable		—	—	7.4	—	—	—	—	—	—	—
Re-estimated provision - net		96.4	133.8	179.7	209.6	201.2	192.9	105.9	99.3	98.6	110.2
Cumulative deficiency (redundancy) - gross		(6.7)	13.5	12.4	22.9	18.0	(5.1)	(13.2)	(7.5)	(6.3)	10.2
% of property and casualty unpaid loss and loss adjustment expenses originally established - gross		(6.5)%	11.2%	7.1%	12.3%	9.8%	(2.6)%	(11.1)%	(7.0)%	(6.0)%	10.2%

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
TABLE 4 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31, (in millions of dollars)

	2013	2012
Balance at beginning of period, gross	103.1	120.3
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5.5	0.3
Balance at beginning of period, net	97.6	120.0
Incurred related to:
Current year	81.9	85.6
Prior years	(1.2)	13.8
Paid related to:
Current year	(48.3)	(51.8)
Prior years	(53.4)	(70.0)
Balance at end of period, net	76.6	97.6
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7.9	5.5
Balance at end of period, gross	84.5	103.1
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
For further descriptions of the Company's investments, see our disclosures under the headings "Net Investment Income," "Net Realized Gains," "Investments," "Liquidity and Capital Resources" and "Critical Accounting Estimates and Assumptions" in the MD&A and Note 6, "Investments," and Note 24, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REINSURANCE
For most of the non-standard automobile business that we write in the United States, our exposure is generally limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We have from time to time, though, entered into different types of reinsurance arrangements as part of the management of our non-standard automobile business. During 2012, we purchased excess of loss clash reinsurance to protect against awards in excess of our policy limits. During 2012 and 2013, we purchased quota-share reinsurance to increase our capacity to underwrite additional insurance risks. And, during 2012, we purchased excess of loss reinsurance for part of the year to reduce our exposure to losses related to certain catastrophic events in Florida. For 2014, we have entered into an excess of loss reinsurance arrangement to reduce our exposure to losses related to certain catastrophic events which may occur in any of the states in which we write non-standard

KINGSWAY FINANCIAL SERVICES INC.

automobile business. Finally, we purchase significant excess of loss reinsurance protection against certain catastrophic events which may adversely affect Maison.
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
As of December 31, 2013, we had 10.3 million recoverable from third-party reinsurers. As shown in Table 5 below, at December 31, 2013, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 5 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2013

A+	85.5%
A-	14.5%
Total	100.0%
DEBT
Debt includes LROC preferred units, senior unsecured debentures and subordinated debt, all of which are carried at fair value.
Debt consists of the following instruments:
TABLE 6 Debt
As of December 31 (in millions of dollars)

	2013		2012
	Principal	Fair Value	Principal	Fair Value
7.5% Senior notes due 2014	14.4	14.4	27.0	23.7
LROC preferred units due 2015	14.9	14.9	15.9	13.7
Subordinated debt	90.5	28.5	90.5	23.8
Total	119.8	57.8	133.4	61.2
Further information regarding our debt is discussed within the "Debt" section of MD&A as well as in Note 15, "Debt," and Note 28, "Subsequent Events," to the Consolidated Financial Statements.
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
Our U.S. insurance subsidiaries are subject to the insurance holding company laws in the jurisdictions in which they conduct business. These regulations require that each U.S insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system which may materially affect the operations, management or financial condition of the insurers in the holding company domiciled

KINGSWAY FINANCIAL SERVICES INC.

in that state. We have U.S. insurance subsidiaries that are organized and domiciled under the insurance statutes of Illinois, Minnesota, Florida and Louisiana. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.

We are a holding company with no business operations of our own. Our ability to meet our debt payment obligations and cover our operating expenses is largely dependent on dividends or other payments from our operating subsidiaries as well as the sale of assets held by the holding company and the issuance of securities to raise capital. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, the U.S. insurance subsidiaries of the Company are restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations. Other transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is executed.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2013, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. Further information regarding Amigo is discussed within the "Liquidity and Capital Resources" section of MD&A.
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
In July 2010, the Dodd-Frank Act (the "DFA”) was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study that was delivered to Congress in mid-December 2013 concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. It is too early to know whether or how the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kingsway’s operations.
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
Certain, but not all, states regulate the sale of HVAC and equipment warranty contracts. Trinity is licensed as a service contract provider in those states where it is required.
EMPLOYEES
At December 31, 2013, we employed 570 personnel supporting our continuing operations, of which 560 are full-time employees.
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
Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2013 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
Kingsway is a holding company, and its operating insurance subsidiaries are subject to dividend restrictions and are required to maintain minimum capital and surplus levels, which could limit our operations and have a material adverse effect on our financial condition.

KINGSWAY FINANCIAL SERVICES INC.

Kingsway is a holding company with assets consisting primarily of the capital stock of its subsidiaries. Our operations are and will continue to be limited by the earnings of our subsidiaries and their ability to pay dividends to us. The payment of dividends by our operating insurance subsidiaries is subject to various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction, including Barbados, of each such subsidiary. As a result of operating losses recorded in recent years, at this time none of our U.S. insurance subsidiaries is able to declare and pay a dividend to the holding company without prior regulatory approval. The Company expects these restrictions to continue. In the case of other subsidiaries not currently subject to these restrictions, these subsidiaries may be limited in their ability to make dividend payments or advance funds to Kingsway in the future because of the need to support their own capital levels. The inability of our subsidiaries to pay dividends to us could have a material adverse effect on our financial condition.
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
As of December 31, 2013, we had $119.8 million principal value of outstanding debt, including $14.4 million principal value of senior unsecured debentures due February 1, 2014 and $14.9 million (C$15.8 million) principal value of LROC preferred units due June 30, 2015. Because of our substantial outstanding debt:

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
Even though, subsequent to December 31, 2013, we redeemed our $14.4 million principal value of senior unsecured debentures due February 1, 2014, there can be no assurance that we will continue to generate the liquidity necessary to redeem our remaining outstanding debt, including the $14.9 million (C$15.8 million) principal value of LROC preferred units due June 30, 2015.
Increases in interest rates would increase the cost of servicing our debt and could adversely affect our results of operation.
$90.5 million principal value of our outstanding debt bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operation. As of December 31, 2013, each one percentage point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Investment and Capital Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company. For capital initiatives undertaken in 2013, see the "Liquidity and Capital Resources" section of MD&A.
We may not be able to realize our investment objectives, which could significantly reduce our net income.
We depend on income from our investments for a substantial portion of our earnings. A significant decline in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain investments primarily comprised of fixed maturities. As of December 31, 2013, the fair value of our investments included $54.2 million of fixed maturities. Due to declines in the yields on fixed maturities, we face reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturities.
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
Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment, adequacy of unpaid loss and loss adjustment expenses and regulatory developments.
We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.

KINGSWAY FINANCIAL SERVICES INC.

Our U.S. businesses have generated net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of approximately $861.0 million as of December 31, 2013. These losses can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these losses would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these losses and realize the positive cash flow benefit.
We have generated NOL carryforwards for U.S. income tax purposes, but our ability to preserve and use these NOLs may be limited or impaired by future ownership changes.
Our ability to utilize the NOL carryforwards after an "ownership change" is subject to the rules of Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("Section 382"). An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the Internal Revenue Service. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our NOL carryforwards would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with NOL carryforwards. There can be no assurance that such ownership change will not occur in the future.
Expiration of our tax benefit preservation plan may increase the probability that we will experience an ownership change as defined under Section 382.
In order to reduce the likelihood that we would experience an ownership change without the approval of our Board of Directors, our shareholders ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Company and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the NOLs. The Plan expired on September 28, 2013. There can be no assurance that our Board of Directors will recommend to our shareholders that a similar tax benefit preservation plan be approved to replace the expired Plan; furthermore, there can be no assurance that our shareholders would approve any new tax benefit preservation plan were our Board of Directors to present one for shareholder approval. The expiration of the Plan, without a new tax benefit preservation plan, exposes us to certain changes in share ownership which we would not be able to prevent as we would have been able to prevent under the Plan. Such changes in share ownership could trigger an ownership change as defined under Section 382 resulting in restrictions on the use of NOLs in future periods, as discussed above.
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

KINGSWAY FINANCIAL SERVICES INC.

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
STRATEGIC RISK
The achievement of our strategic objectives is highly dependent on effective change management.
We have continued to restructure our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off and terminating managing general agent relationships, with the objective of focusing on core lines of business, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more

KINGSWAY FINANCIAL SERVICES INC.

agile and focused business, success is dependent on management effectively realizing the intended benefits. Ineffective change management may result in disruptions to the operations of the business or may cause employees to act in a manner which is inconsistent with our objectives. Any of these events could negatively impact our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
We may experience difficulty continuing to reduce our holding company expenses while at the same time retaining staff given the significant reduction in size and scale of our businesses.
We have divested a number of subsidiaries during the last few years and significantly reduced our written premium in the insurance subsidiaries we continue to own. At the same time, we have been downsizing our holding company expense base in an attempt to compensate for the reduction in scale. There can be no assurance that our remaining businesses will produce enough cash flow to adequately compensate and retain the staff necessary to continue the restructuring and to service our other holding company obligations, particularly the interest expense burden of our remaining outstanding debt.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Our reliance on a limited number of warranty and maintenance support clients and customers can impact our ability to maintain business.
We market and distribute our warranty products and equipment breakdown and maintenance support services through a limited number of customers and clients across the United States. Loss of all or a substantial portion of our existing customers and clients could have a material adverse effect on our business, results of operations and financial condition.

KINGSWAY FINANCIAL SERVICES INC.

The majority of our gross premiums written are derived from the non-standard automobile markets. If the demand for insurance in this market declines, our results of operations could be adversely affected.
For the year ended December 31, 2013, approximately 84.1% of our gross premiums written were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011 and 2012. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of our non-standard automobile insurance gross premiums from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas. We derive 100% of our homeowners insurance premiums from Louisiana, which may cause our business to be affected by catastrophic losses or business conditions in Louisiana.
Certain jurisdictions, specifically Florida, Illinois, Texas, California, Nevada and Colorado, generated 85.7% of our non-standard automobile insurance gross written premiums during 2013. Louisiana generated 100% of our homeowners insurance premiums and 49.7% of our allied lines gross written premiums during 2013.
Our results of operations may, therefore, be adversely affected by any catastrophic losses in these areas. Catastrophic losses can be caused by a wide variety of events, including earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, and their incidence and severity are inherently unpredictable. Catastrophic losses are characterized by low frequency but high severity due to aggregation of losses and could result in adverse effects on our results of operations or financial condition. Our results of operations may also be adversely affected by general economic conditions, competition, regulatory actions or other business conditions that affect losses or business conditions in the specific areas in which we conduct most of our business.
If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay amounts due to us, we may be adversely affected.
We purchase reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2013, we had $10.3 million recoverable from third-party reinsurers.
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
As a start-up company with a relatively small capital base, our homeowners insurance business relies significantly on the availability of reinsurance at economically reasonable terms. If we are unable to secure the reinsurance necessary to execute our business plan, or reinsurance is only available to us at unattractive terms, we could suffer a material adverse effect on our business or results of operations. Further, if we inadequately structure our reinsurance, our exposure to severe catastrophes could lead to a material adverse effect on our financial condition.
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

KINGSWAY FINANCIAL SERVICES INC.

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

Consequently, we could underprice risks, which would adversely affect our underwriting results, or we could overprice risks, which would reduce our sales volume and competitiveness. In either case, our results of operation could be materially and adversely affected.
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
Our success at improving our performance will be dependent in part on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key employees,

KINGSWAY FINANCIAL SERVICES INC.

or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect our results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Owned Properties
Insurance Underwriting owns and occupies a building located in Florida consisting of approximately 57,386 square feet, which is currently held for sale.
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 57,804 at four locations in four states. The latest expiration date of the existing leases is in January 2018.
Insurance Services leases facilities with an aggregate square footage of approximately 96,678 at six locations in four states. The latest expiration date of the existing leases is in May 2019.
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

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2013
Quarter 4	C$	4.21	C$	2.87	$3.96	$2.78
Quarter 3	4.02		2.87		3.87	2.76
Quarter 2	4.17		3.15		4.25	3.08
Quarter 1	4.53		3.61		4.42	3.68
2012
Quarter 4	4.39		2.12		4.48	2.15
Quarter 3	2.75		1.70		2.96	1.74
Quarter 2	3.20		1.80		3.24	1.80
Quarter 1	3.92		2.00		4.00	2.00

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

As of March 28, 2014, the closing sales price of our common shares as reported by the TSX was C$4.43 per share and as reported by the NYSE was $4.14 per share.
As of March 31, 2014, we had 16,429,761 common shares issued and outstanding, held by approximately 5,100 shareholders of record.
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
We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, none of our U.S. insurance subsidiaries is

KINGSWAY FINANCIAL SERVICES INC.

able to declare and pay a dividend to the holding company without prior regulatory approval. There are no regulatory restrictions on the payment of dividends from the businesses which compromise Insurance Services.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2013, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our 2013 Equity Incentive Plan (the "2013 Plan") adopted by the Board of Directors in 2013. The 2013 Plan has been approved by the shareholders of the Company.
The following summary information is presented with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	355,625	$18.35	2,272,345
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	355,625	$18.35	2,272,345

Recent Sales of Unregistered Securities
During 2013, we did not have any unregistered sales of our equity securities.
Repurchases of Equity Securities
During 2013, we did not have any repurchases of our equity securities.

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
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Maison Insurance Company ("Maison"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout this 2013 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 16 states. In 2013, production in the following states represented 85.7% of the Company's gross premiums written: Florida (22.2%), Illinois (14.7%), Texas (13.5%), Louisiana (11.1%), California (9.8%), Colorado (7.7%) and Nevada (6.7%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the year ended December 31, 2013, non-standard automobile insurance accounted for 84.1% of the Company's gross premiums written.
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
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). During the first quarter of 2013, Northeast Alliance Insurance Agency, LLC, formerly included in Insurance Services, was merged into ARS. Throughout this 2013 Annual Report, the term "Insurance Services" is used to refer to this segment.
ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2013 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating (Loss) Income
Operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 23, "Segmented

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense which, in addition to operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration expense, impairment of asset held for sale, loss on change in fair value of debt, (loss) gain on buy-back of debt, and equity in net income (loss) of investee.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses, valuation of fixed maturities and equity investments, valuation of deferred income taxes, valuation of intangible assets, goodwill recoverability, deferred acquisition costs, fair value assumptions for debt obligations, and contingent consideration.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
Valuation of Fixed Maturities and Equity Investments
Our equity investments are recorded at fair value using quoted prices from active markets. For fixed maturities, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Any change in the estimated fair value of our investments could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive (loss) income on our consolidated balance sheets.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The Company did not recognize any impairment related to its fixed maturities that was considered other-than-temporary for the years ended December 31, 2013 and 2012. As further discussed in the "Results of Continuing Operations" section below, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas Financial Holdings, Inc. preferred stock of $1.8 million for the year ended December 31, 2013. The Company recorded write-downs for other-than-temporary impairment related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012.
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
The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company's temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company's past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies.
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2013, the Company maintains a valuation allowance of $284.3 million, $279.0 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of the continued losses of the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
Future events may result in the valuation allowance being adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax assets would meet the more likely than not standard, the valuation allowance would be reversed in the period that such a conclusion was reached.
Valuation of Intangible Assets
Intangible assets were initially recoded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of vehicle service agreements in-force ("VSA in-force"), database, customer-related relationships and non-compete agreement. A discounted cash flow analysis was used to determine the fair value of the VSA in-force asset. The multi-period excess earnings method was used to determine the fair value of the customer-related intangible assets. A form of the income method, known as the "with and without" method, was utilized to determine the fair values of the database and non-compete agreement intangible assets.
Indefinite-lived intangible assets consist of insurance licenses, renewal rights and trade name. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded. Additional information regarding our intangible assets is included in Note 11, "Intangible Assets," to the Consolidated Financial Statements.
Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of the implied fair value of goodwill of a reporting unit requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying value. Additional information regarding our goodwill is included in Note 10, "Goodwill," to the Consolidated Financial Statements.
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
Fair Value Assumptions for Debt Obligations
Our Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair value of the senior unsecured debentures, for which no active market exists, is derived from quoted market prices of similar instruments or other third-party evidence. Any change in the estimated fair value of our debt is reflected in the gain or loss on change in fair value of debt we record in the consolidated statements of operations and in the carrying value for our debt on our consolidated balance sheets.

Contingent Consideration
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes reported in the consolidated statements of operations as contingent consideration expense. The fair value of contingent consideration liabilities is estimated using valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have an impact on the payout of contingent consideration liabilities.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net loss for the years ended December 31, 2013 and 2012 is presented in Table 1 below:
TABLE 1 Segment (Loss) Income
For the years ended December 31, (in millions of dollars)

	2013	2012	Change
Segment operating (loss) income
Insurance Underwriting	(17.0)	(29.1)	12.1
Insurance Services	1.8	4.5	(2.7)
Total segment operating loss	(15.2)	(24.6)	9.4
Net investment income	2.4	3.2	(0.8)
Net realized gains	3.5	1.1	2.4
Other-than-temporary impairment loss	(1.8)	(2.7)	0.9
Other income and expenses not allocated to segments, net	(10.8)	(8.9)	(1.9)
Interest expense	(7.3)	(7.6)	0.3
Amortization of intangible assets	(2.2)	(1.0)	(1.2)
Contingent consideration expense	(0.8)	(0.1)	(0.7)
Impairment of asset held for sale	(2.4)	—	(2.4)
Loss on change in fair value of debt	(9.1)	(9.2)	0.1
(Loss) gain on buy-back of debt	—	0.5	(0.5)
Equity in net income (loss) of investee	0.3	(1.0)	1.3
Loss from continuing operations before income tax (benefit) expense	(43.4)	(50.3)	6.9
Income tax (benefit) expense	(0.1)	3.0	(3.1)
Loss from continuing operations	(43.3)	(53.3)	10.0
Gain on liquidation of subsidiaries, net of taxes	7.2	—	7.2
Net loss	(36.1)	(53.3)	17.2
Loss from Continuing Operations, Net Loss and Diluted Loss Per Share
For the year ended December 31, 2013, we incurred a loss from continuing operations of $43.3 million ($3.07 per diluted share) compared to $53.3 million ($4.05 per diluted share) for the year ended December 31, 2012. The loss from continuing operations for the year ended December 31, 2013 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale and loss on the change in fair value of debt. The loss from continuing operations for the year ended December 31, 2012 is due to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, equity in net loss of investee and loss on the change in fair value of debt.
For the year ended December 31, 2013, we incurred net loss of $36.1 million ($2.56 per diluted share) compared to $53.3 million ($4.05 per diluted share) for the year ended December 31, 2012.
Insurance Underwriting
For the year ended December 31, 2013, Insurance Underwriting gross premiums written were $144.7 million compared to $145.9 million for the year ended December 31, 2012, representing a 0.8% decrease. Net premiums written were $113.6 million for the year ended December 31, 2013 compared to $115.3 million for the year ended December 31, 2012, representing a 1.5% decrease. Net premiums earned were $109.6 million for the year ended December 31, 2013 compared to $114.9 million for the year ended December 31, 2012, representing a 4.6% decrease.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The decrease in gross premiums written is the result of a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off, partially offset by increased premium volumes at Mendota and Mendakota and business written by Maison, which did not begin operations until the fourth quarter of 2012. The decrease in net premiums written and earned is the result of quota share reinsurance agreements entered into by Mendota and Mendakota effective July 1, 2012 and continuing in place through December 31, 2013.
The Insurance Underwriting operating loss decreased to $17.0 million for the year ended December 31, 2013 compared with $29.1 million for the year ended December 31, 2012. The decrease in operating loss is primarily attributed to a decrease in loss and loss adjustment expenses, as reflected in the loss ratio, against a smaller volume of net premiums earned.
The Insurance Underwriting loss ratio for 2013 was 73.7% compared to 86.5% in 2012. The decrease in the loss ratio is primarily due to unfavorable development of $13.8 million recorded during 2012 in the provision for property and casualty unpaid loss and loss adjustment expenses for losses incurred as of December 31, 2011 compared to favorable development of $1.2 million recorded during 2013 in the provision for property and casualty unpaid loss and loss adjustment expenses for losses incurred as of December 31, 2012. The unfavorable development recorded in 2012 was primarily due to the increase in property and casualty unpaid loss and loss adjustment expenses of $11.4 million as a result of the Insurance Underwriting restructuring announced by the Company on September 17, 2012.
The Insurance Underwriting expense ratio was 50.1% in 2013 compared with 45.5% in 2012. The increase in the expense ratio for the year ended December 31, 2013 is primarily due to the effect of quota-share arrangements entered into by Mendota during these periods.
The Insurance Underwriting combined ratio was 123.8% in 2013 compared with 132.0% in 2012, reflecting the dynamics which affected the loss and expense ratios.
The Insurance Underwriting operating loss includes policy fee income of $9.0 million and $7.8 million for the years ended December 31, 2013 and 2012, respectively; however, when calculating expense and combined ratios under U.S. GAAP, policy fee income is excluded.
Insurance Services
The Insurance Services service fee and commission income increased 39.4% to $49.5 million for the year ended December 31, 2013 compared with $35.5 million for the year ended December 31, 2012. This increase was primarily driven by the inclusion of IWS in 2013 following its acquisition during the fourth quarter of 2012. The Insurance Services operating income was $1.8 million for the year ended December 31, 2013 compared with $4.5 million for the year ended December 31, 2012. The decrease in operating income in 2013 is due to reduced premium volumes managed by ARS, increased loss and loss adjustment expenses at IWS and operating losses at Trinity, which was acquired during the fourth quarter of 2013.
Net Investment Income
Net investment income decreased to $2.4 million in 2013 compared to $3.2 million in 2012. The decrease is primarily a result of a decline in the Company's fixed maturities, which resulted from reduced volumes of business and acceleration of claim payments in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains
The Company generated net realized gains of $3.5 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The net realized gains in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock. During 2013, the Company realized a net gain of $2.6 million related to the sale of Atlas common stock. The net realized gains in 2012 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting offset by realized losses of $0.5 million related to the sale of Atlas common stock. See Note 6, "Investments," and Note 7, "Investment in Investee," to the Consolidated Financial Statements for further details of the Company's Atlas common stock sales.
Other-Than-Temporary Impairment Loss
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the year ended December 31, 2013.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairment related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the years ended December 31, 2013 and 2012.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $10.8 million in 2013 compared to $8.9 million in 2012. The increase in net expense is primarily due to $0.6 million more in foreign exchange losses and $2.1 million more of corporate general and administrative expenses, including professional fees, salaries and benefits, offset by $0.8 million more of other income recorded in 2013 than 2012.
Interest Expense
Interest expense for 2013 was $7.3 million compared to $7.6 million in 2012.
Amortization of Intangible Assets
The Company's intangible assets related to VSA in-force, acquired database, customer-related relationships and non-compete agreement have definite useful lives and are amortized over their estimated useful lives. Amortization of intangible assets was $2.2 million in 2013 compared to $1.0 million in 2012. The increase is due to the inclusion of a full year of amortization expense related to the IWS intangible assets acquired during the fourth quarter of 2012, as well as the inclusion of amortization expense related to the Trinity intangible asset acquired during the second quarter of 2013. See Note 4, "Acquisitions," to the Consolidated Financial Statements for further details.
Contingent Consideration Expense
Contingent consideration expense was $0.8 million in 2013 compared to $0.1 million in 2012. The increase is due to the inclusion of a full year of expense related to the IWS contingent consideration liability acquired during the fourth quarter of 2012, as well as the inclusion of expense related to the Trinity contingent consideration liability acquired during the second quarter of 2013. See Note 4, "Acquisitions," to the Consolidated Financial Statements for further details.
Impairment of Asset Held for Sale
As of December 31, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $6.3 million was classified as held for sale. For the year ended December 31, 2013, the Company recorded a write-down of $2.4 million related to the asset held for sale.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $9.1 million in 2013 compared to $9.2 million in 2012. The 2013 loss is due to increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units, whereas the 2012 loss is primarily due to an increase in the fair values of the Company's subordinated debt and LROC preferred units.
(Loss) Gain on Buy-Back of Debt
During 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. As more fully described in Note 5, "Liquidations, Disposition and Reacquisition," to the Consolidated Financial Statements, during 2012, Hamilton Risk Management Company purchased a note payable from a third-party with a carrying value of $2.2 million for $1.7 million, recording a gain of $0.5 million.
Equity in Net Income (Loss) of Investee
As discussed further in Note 7, "Investment in Investee," to the Consolidated Financial Statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012. For the year ended December 31, 2012, the Company recorded a loss of $1.0 million from this investment.
Income Tax (Benefit) Expense
Income tax benefit for 2013 was $0.1 million compared to expense of $3.0 million in 2012. The increase in income tax benefit for the year ended December 31, 2013 is primarily attributable to a decrease in the change in unrecognized tax benefits recorded in 2013 compared to 2012.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2013, we held cash and cash equivalents and investments with a carrying value of $167.8 million. As of December 31, 2013, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
As of December 31 (in millions of dollars, except for percentages)

Type of investment	2013	% of Total	2012	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	18.4	11.0%	24.9	14.8%
Canadian government	4.1	2.4%	3.8	2.2%
States municipalities and political subdivisions	6.2	3.7%	7.3	4.3%
Mortgage-backed	2.0	1.2%	5.0	2.9%
Asset-backed securities and collateralized mortgage obligations	4.0	2.4%	1.1	0.6%
Corporate	19.5	11.6%	37.4	22.2%
Total fixed maturities	54.2	32.3%	79.5	47.0%
Common stock	7.1	4.2%	3.6	2.1%
Limited liability investments	4.4	2.6%	2.3	1.4%
Other investments	3.0	1.8%	2.0	1.2%
Short-term investments	0.5	0.3%	0.6	0.4%
Total investments	69.2	41.2%	88.0	52.1%
Cash and cash equivalents	98.6	58.8%	80.8	47.9%
Total	167.8	100.0%	168.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2013 and 2012.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 3 Fair value of fixed maturities by contractual maturity date
As of December 31 (in millions of dollars)

	2013	% of Total	2012	% of Total
Due in less than one year	14.1	26.0%	16.3	20.5%
Due in one through five years	36.6	67.5%	56.2	70.7%
Due after five through ten years	1.5	2.8%	2.1	2.6%
Due after ten years	2.0	3.7%	4.9	6.2%
Total	54.2	100.0%	79.5	100.0%

At December 31, 2013, 93.5% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair value of fixed maturities, excluding cash and cash equivalents, at December 31, 2013 and 2012, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 93.6% of those investments rated 'A' or better at December 31, 2013. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company. The decline in BBB/Baa rated instruments since December 31, 2012 is primarily due to redemption of those prior held instruments either due to maturity or call by the issuer.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 4 Credit ratings of fixed maturities
As of December 31

Rating (S&P/Moody's)	2013	2012
AAA/Aaa	52.6%	45.2%
AA/Aa	11.4	15.8
A/A	29.6	22.8
Percentage rated A/A2 or better	93.6%	83.8%
BBB/Baa	6.4	16.2
Total	100.0%	100.0%
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
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the year ended December 31, 2013.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairment related to investment in investee and other investments of $2.2 million and $0.5 million, respectively, for the year ended December 31, 2012.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the years ended December 31, 2013 and 2012.
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
At December 31, 2013, the gross unrealized losses for fixed maturities and equity investments amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of December 31, 2013 and December 31, 2012, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to its limited liability investments at December 31, 2013 and 2012.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 5 Limited liability investments
As of December 31 (in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	2013	2013	2012
Real estate held through LLC	—	—	1.0
Real estate held through LP	1.8	4.1	1.2
Other	—	0.3	0.1
Total	1.8	4.4	2.3

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

TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in millions of dollars)

Line of Business	2013	2012
Non-standard automobile	75.5	79.3
Commercial automobile	6.7	20.9
Other	2.3	2.9
Total	84.5	103.1
TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in millions of dollars)

Line of Business	2013	2012
Non-standard automobile	67.8	74.6
Commercial automobile	6.4	20.1
Other	2.4	2.9
Total	76.6	97.6
Non-Standard Automobile
At December 31, 2013 and 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $75.5 million and $79.3 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off. Further information regarding Amigo and UCC is discussed within "Liquidity and Capital Resources" below.
Commercial Automobile
At December 31, 2013 and 2012, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $6.7 million and $20.9 million, respectively. This decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

related to UCC's continuing voluntary run-off. Further information regarding Amigo and UCC is discussed within "Liquidity and Capital Resources" below.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2013 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2008 & prior	1.3	(0.5)	(0.6)	0.2
2009	0.6	2.1	(0.1)	2.6
2010	0.1	(0.7)	(0.1)	(0.7)
2011	(1.4)	(0.7)	—	(2.1)
2012	0.4	(1.6)	—	(1.2)
Total	1.0	(1.4)	(0.8)	(1.2)
For the year ended December 31, 2012 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2007 & prior	(0.9)	1.3	(0.3)	0.1
2008	2.2	0.6	0.1	2.9
2009	1.0	0.2	0.6	1.8
2010	5.0	1.0	(0.4)	5.6
2011	3.0	0.5	(0.1)	3.4
Total	10.3	3.6	(0.1)	13.8
The net movements in prior years' provisions for property and casualty unpaid loss and loss adjustment expenses, net of reinsurance, was a decrease of $1.2 million and an increase of $13.8 million, respectively, for the years ended December 31, 2013 and 2012. Table 8 identifies the relative contribution of the increases / (decreases) in the provisions for property and casualty unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.
The favorable development in 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. In 2012, the majority of the unfavorable development is attributable to an increase in unpaid loss and loss adjustment expenses of $11.4 million at Amigo and Mendota as part of the Company's September 17, 2012 announcement that it was restructuring its Insurance Underwriting and Insurance Services segments. The remaining adverse development in 2012 is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Cash Flows
During 2013, the net cash used in operating activities as reported on the consolidated statements of cash flows was $41.8 million. This use of cash can be explained primarily by the net loss of $36.1 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $18.9 million offset by a number of smaller sources of cash.
During 2013, the net cash provided by investing activities as reported on the consolidated statements of cash flows was $60.0 million. This source of cash was driven by net proceeds received from the sale of Atlas common stock of $13.6 million during the first quarter of 2013 as further discussed in Note 7, "Investment in Investee," to the Consolidated Financial Statements; proceeds received during the third and fourth quarters from the sales of Atlas common stock of $13.2 million and Atlas preferred stock of $16.2 million as further discussed in Note 6, "Investments," to the Consolidated Financial Statements; and proceeds from sales and maturities of fixed maturities in excess of purchase of fixed maturities. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During 2013, the net cash used in financing activities as reported on the consolidated statements of cash flows was $0.4 million. This use of cash is attributed to the partial, early redemption of $12.0 million of par value and buy-back of $0.6 million of par value of senior unsecured debentures due February 1, 2014 as further discussed in Note 15, "Debt," to the Consolidated Financial Statements, offset by the net proceeds received from the Company's rights offering of $12.1 million as further discussed in Note 21, "Shareholders' Equity," to the Consolidated Financial Statements. On September 16, 2013 the Company completed its previously announced rights offering.
In summary, as reported on the consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during 2013 was $17.8 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolio. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2013, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
Debt Covenants and Buy-backs
The senior unsecured debentures due February 1, 2014 issued by the Company contain negative covenants in the trust indenture, placing limitations and restrictions over certain actions without the prior written consent of the indenture trustee. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt-to-total capital ratio or the senior debt-to-total capital ratio exceeds 50% or 35%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The indenture also includes covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to the debentures covered by the trust indenture if, after giving effect to such payments as described in the trust indenture, the total debt-to-total capital ratio exceeds 50%. Following the Company's redemption of its remaining senior unsecured debentures due February 1, 2014, these negative covenants no longer apply.
Throughout 2013 and 2012, the Company has continued to experience losses. The reduction in equity as a result of these ongoing losses can detrimentally impact the Company's capital flexibility by triggering negative covenants in its trust indenture described above and/or limiting the dividend capacity of the operating subsidiaries. As of December 31, 2013, the Company's total debt-to-total capital and senior debt-to-total capital ratios were 65.8% and 27.5%, respectively. These ratios have been calculated based on the consolidated financial statements prepared in accordance with U.S. GAAP, under which the Company's shareholders' equity has materially improved primarily due to fair valuation of its debt.
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. During 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During 2012, the Company did not buy-back any of

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

its outstanding debt. For further detail related to the Company's debt, see "Debt" below and Note 15, "Debt," to the Consolidated Financial Statements.
Regulatory Capital
In the United States, a risk based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (the “NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2013, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The successful achievement of any run-off plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company and Amigo expect that they will take all necessary steps to comply with the provisions of the run-off plan. As of December 31, 2013, Amigo's RBC was 203%.
Kingsway previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2013, UCC's RBC was 1,569%.
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2013, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
On October 15, 2013, the Company completed a partial, early redemption of its senior unsecured debentures due February 1, 2014. The Company used the proceeds from the rights offering to partially redeem the senior unsecured debentures due February 1, 2014. The partial early redemption was completed in the amount of $12.0 million at par plus accrued interest of $0.2 million.
Pursuant to the debt buy-back initiative previously mentioned, KAI has repurchased and retired most of the originally issued par value, and, as of December 31, 2013 and 2012, only $14.4 million and $27.0 million par value, respectively, of this issue remains outstanding. In February 2014, the Company repaid the $14.4 million principal value of its senior unsecured debentures due February 1, 2014.
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
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2013 and 2012, the Company's outstanding obligation is C$15.8 million.
Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity. During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2013, deferred interest payable of $12.8 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
TABLE 9 Certain payments projected by period
As of December 31, 2013 (in millions of dollars)

	2014	2015	2016	2017	2018	Thereafter	Total
Senior unsecured debentures	14.4	—	—	—	—	—	14.4
Subordinated debt	—	—	—	—	—	90.5	90.5
LROC preferred units	—	14.9	—	—	—	—	14.9
Total debt	14.4	14.9	—	—	—	90.5	119.8
Interest payments on outstanding debt	2.9	1.2	26.4	4.0	4.0	57.1	95.6
Unpaid loss and loss adjustment expenses	50.9	18.3	8.8	4.8	2.6	2.3	87.7
Future minimum lease payments	4.1	2.8	2.0	1.5	0.7	0.6	11.7
Total	72.3	37.2	37.2	10.3	7.3	150.5	314.8
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013 and 2012, the Company does not engage in any off-balance sheet financing arrangements.

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

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois

We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP
Grand Rapids, Michigan
March 31, 2014

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2013	December 31, 2012

Assets
Investments:
Fixed maturities, at fair value (amortized cost of $53,455 and $77,858, respectively)	$54,151	$79,534
Equity investments, at fair value (cost of $3,554 and $2,305, respectively)	7,137	3,548
Limited liability investments	4,406	2,333
Other investments, at cost which approximates fair value	3,000	2,000
Short-term investments, at cost which approximates fair value	501	585
Total investments	69,195	88,000
Cash and cash equivalents	98,589	80,813
Investment in investee	—	41,733
Accrued investment income	614	2,263
Premiums receivable, net of allowance for doubtful accounts of $2,123 and $4,040 respectively	32,035	35,598
Service fee receivable	19,012	15,173
Other receivables, net of allowance for doubtful accounts of $1,062 and $1,002, respectively	4,097	4,750
Reinsurance recoverable	10,335	8,557
Prepaid reinsurance premiums	6,816	7,316
Deferred acquisition costs, net	12,392	14,102
Property and equipment, net of accumulated depreciation of $15,848 and $22,887, respectively	1,662	2,709
Goodwill	10,588	8,421
Intangible assets, net of accumulated amortization of $18,583 and $16,397, respectively	48,918	50,583
Other assets	4,039	4,045
Asset held for sale	6,347	8,737
Total Assets	$324,639	$372,800
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$84,534	$103,116
Vehicle service agreements	3,128	3,448
Total unpaid loss and loss adjustment expenses	87,662	106,564
Unearned premiums	48,577	45,047
Reinsurance payable	1,033	4,956
LROC preferred units, at fair value	14,854	13,655
Senior unsecured debentures, at fair value	14,356	23,730
Subordinated debt, at fair value	28,471	23,774
Deferred income tax liability	4,173	3,054
Deferred service fees	48,788	48,987
Income taxes payable	2,984	2,879
Accrued expenses and other liabilities	36,821	34,740
Total Liabilities	$287,719	$307,386
Shareholders' Equity:
Class A preferred stock, no par value; unlimited number authorized; zero issued and outstanding at December 31, 2013	$—	$—
Common stock, no par value; unlimited number authorized; 16,429,761 and 13,148,971 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	324,803	312,378
Accumulated deficit	(298,930)	(262,069)
Accumulated other comprehensive income	9,601	14,762
Shareholders' equity attributable to common shareholders	35,474	65,071
Noncontrolling interests in consolidated subsidiaries	1,446	343
Total Shareholders' Equity	36,920	65,414
Total Liabilities and Shareholders' Equity	$324,639	$372,800

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2013	2012
Revenues:
Net premiums earned	$109,608	$114,937
Service fee and commission income	49,543	35,491
Net investment income	2,395	3,165
Net realized gains	3,505	1,084
Other-than-temporary impairment loss	(1,800)	(2,703)
Other income	9,027	7,617
Total revenues	172,278	159,591
Expenses:
Loss and loss adjustment expenses	87,553	100,184
Commissions and premium taxes	23,134	15,422
Cost of services sold	1,843	—
General and administrative expenses	79,812	73,856
Restructuring expense	1,861	1,980
Interest expense	7,263	7,638
Amortization of intangible assets	2,186	959
Contingent consideration expense	785	75
Impairment of asset held for sale	2,390	—
Total expenses	206,827	200,114
Loss from continuing operations before loss on change in fair value of debt, (loss) gain on buy-back of debt, equity in net income (loss) of investee and income tax (benefit) expense	(34,549)	(40,523)
Loss on change in fair value of debt	(9,060)	(9,234)
(Loss) gain on buy-back of debt	(24)	500
Equity in net income (loss) of investee	255	(1,004)
Loss from continuing operations before income tax (benefit) expense	(43,378)	(50,261)
Income tax (benefit) expense	(67)	3,017
Loss from continuing operations	(43,311)	(53,278)
Gain on liquidation of subsidiaries, net of taxes	7,227	—
Net loss	$(36,084)	$(53,278)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	777	(1,195)
Net loss attributable to common shareholders	$(36,861)	$(52,083)
Loss per share - continuing operations:
Basic:	$(3.07)	$(4.05)
Diluted:	$(3.07)	$(4.05)
Loss per share – net loss:
Basic:	$(2.56)	$(4.05)
Diluted:	$(2.56)	$(4.05)
Weighted average shares outstanding (in ‘000s):
Basic:	14,111	13,149
Diluted:	14,111	13,149

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2013	2012

Net loss	$(36,084)	$(53,278)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	936	(656)
Reclassification adjustment for amounts included in net loss	424	997
Foreign currency translation adjustments	10	565
Equity in other comprehensive income of investee	642	895
Recognition of currency translation gain on liquidation of subsidiaries	(7,227)	—
Other comprehensive (loss) income	(5,215)	1,801
Comprehensive loss	$(41,299)	$(51,477)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	723	(1,159)
Comprehensive loss attributable to common shareholders	$(42,022)	$(50,318)
(1) Net of income tax (benefit) expense of $0 in 2013 and 2012

See accompanying notes to Consolidated Financial Statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2012	13,086,471	$—	$311,892	$(201,208)	$12,749	$123,433	$(7,028)	$116,405
Reacquisition of subsidiary from noncontrolling interest	—	—	—	(8,778)	248	(8,530)	8,530	—
Net loss	—	—	—	(52,083)	—	(52,083)	(1,195)	(53,278)
Other comprehensive income	—	—	—	—	1,765	1,765	36	1,801
Common stock issued	62,500	—	132	—	—	132	—	132
Forfeited options	—	—	(205)	—	—	(205)	—	(205)
Stock option expense	—	—	559	—	—	559	—	559
Balance, December 31, 2012	13,148,971	$—	$312,378	$(262,069)	$14,762	$65,071	$343	$65,414
Common stock and warrants issued at $4.00 per unit	3,280,790	—	12,100	—	—	12,100	—	12,100
Issuance of IWS common stock to minority shareholder	—	—	—	—	—	—	380	380
Net loss	—	—	—	(36,861)	—	(36,861)	777	(36,084)
Other comprehensive loss	—	—	—	—	(5,161)	(5,161)	(54)	(5,215)
Forfeited options	—	—	(199)	—	—	(199)	—	(199)
Stock option expense	—	—	524	—	—	524	—	524
Balance, December 31, 2013	16,429,761	$—	$324,803	$(298,930)	$9,601	$35,474	$1,446	$36,920

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(36,084)	$(53,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on liquidation of subsidiaries, net of taxes	(7,227)	—
Equity in net (income) loss of investee	(255)	1,004
Equity in net (income) loss of limited liability investments	(118)	68
Depreciation and amortization	3,838	2,955
Contingent consideration expense	785	75
Stock based compensation expense, net of forfeitures	325	354
Net realized gains	(3,505)	(1,084)
Loss on change in fair value of debt	9,060	9,234
Deferred income taxes	435	1,085
Other than temporary impairment loss	1,800	2,703
Amortization of fixed maturities premiums and discounts	2,551	3,624
Impairment of asset held for sale	2,390	—
Realized loss (gain) on buy-back of debt	24	(500)
Changes in operating assets and liabilities:
Premiums and service fee receivable	(276)	(9,092)
Reinsurance recoverable	(1,778)	(7,860)
Deferred acquisition costs	1,710	(903)
Income taxes recoverable	—	8,134
Unpaid loss and loss adjustment expenses	(18,902)	(17,359)
Unearned premiums	3,530	5,624
Reinsurance payable	(3,923)	3,043
Deferred service fees	(199)	2,098
Other, net	4,005	3,379
Net cash used in operating activities	(41,814)	(46,696)
Investing activities:
Proceeds from sales and maturities of fixed maturities	40,211	78,876
Proceeds from sales of equity investments	30,526	2,459
Proceeds from sales of investment in investee	13,638	4,024
Purchase of fixed maturities	(16,692)	(49,430)
Purchase of equity investments	(1,586)	—
Net acquisition of limited liability investments	(2,749)	(2,403)
Net purchases of other investments	(906)	(2,000)
Net purchases of short-term investments	(237)	(250)
Acquisition of business, net of cash acquired	(1,052)	14,859
Net purchases of property and equipment and intangible assets	(1,126)	(170)
Net cash provided by investing activities	60,027	45,965
Financing activities:
Proceeds from issuance of common stock and warrants, net	12,100	132
Payment of notes payable	—	(2,418)
Payment of senior unsecured debentures	(12,537)	(1,656)
Net cash used in financing activities	(437)	(3,942)
Net increase (decrease) in cash and cash equivalents	17,776	(4,673)
Cash and cash equivalents at beginning of period	80,813	85,486
Cash and cash equivalents at end of period	$98,589	$80,813

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$5,145	$4,487
Income taxes	$(674)	$(7,956)
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:
The accompanying information in the 2013 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Certain prior year amounts have been reclassified to conform to current year presentation. On the consolidated balance sheets, the prior year common stock was reclassified to additional paid-in capital to conform with the current year presentation.
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
The consolidated financial statements are prepared as of December 31, 2013 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly: 1347 Advisors LLC ("1347 Advisors"); 1347 Capital LLC; 1347 Property Insurance Holdings, Inc. (formerly Maison Insurance Holdings, Inc.); Appco Finance Corporation; American Country Underwriting Agency Inc.; ARM Holdings, Inc.; Assigned Risk Solutions Ltd. ("ARS"); Boston General Agency, Inc.; Hamilton Risk Management Company ("Hamilton"); Insurance Management Services Inc.; IWS Acquisition Corporation ("IWS"); KAI Advantage Auto, Inc.; KFS Capital LLC ("KFS Capital"); Kingsway America II Inc.; Kingsway America Inc. ("KAI"); Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Linked Return of Capital Trust ("KLROC Trust"); Kingsway Reinsurance Corporation; Maison Insurance Company ("Maison"); Maison Managers, Inc.; Market Solutions Insurance Agency LLC; Mattoni Insurance Brokerage, Inc.; Mendakota Insurance Company ("Mendakota"); Mendota Insurance Agency, Inc.; Mendota Insurance Company ("Mendota"); MIC Insurance Agency Inc.; Trinity Warranty Solutions LLC ("Trinity"); and Universal Casualty Company ("UCC").
Noncontrolling interests
The Company has noncontrolling interests attributable to its subsidiaries, IWS and KLROC Trust. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(b)	Use of estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

expenses, valuation of fixed maturities and equity investments, valuation of deferred income taxes, valuation of intangible assets, goodwill recoverability, deferred acquisition costs, fair value assumptions for debt obligations and contingent consideration.
(c)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary.
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
The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive (loss) income until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligations carried at fair value are included in the consolidated statements of operations.

(d)	Business combinations:
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

(e)	Investments:
Investments in fixed maturities and equity investments in common stocks are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the consolidated statements of operations.
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
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of an instrument falls below its cost/amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

(f)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with maturities of three months or less that are readily convertible into cash.

(g)	Investment in investee:
The investment in common stock of the Company's former investee, Atlas Financial Holdings, Inc. ("Atlas") was accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets at December 31, 2012. Investment in investee is accounted for using the equity method and is comprised of investments in entities where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. These investments are reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive loss of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
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

(h)	Premiums and service fee receivables:
Premiums and service fee receivables include balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums receivable are reported net of an estimated allowance for doubtful accounts.
(i)    Reinsurance:
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
(j)    Deferred acquisition costs, net:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(k)    Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful to be three to six years for leasehold improvements; three to ten years for furniture and equipment; three to seven years for computer hardware; and two to five years for automobiles.

(l)	Goodwill and intangible assets:
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
When the Company acquires a subsidiary or other business where it exerts significant influence or acquires certain assets, intangible assets may be acquired, which are recorded at their fair value at the time of the acquisition. An intangible asset with a definite useful life is amortized in the consolidated statements of operations over its estimated useful life. The Company writes down the value of an intangible asset with a definite useful life when the undiscounted cash flows are not expected to allow for full recovery of the carrying value.
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
(m)    Unpaid loss and loss adjustment expenses:
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
(n)    Debt:
The Company's Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair value of the senior unsecured debentures, for which no active market exists, are derived from quoted market prices of similar instruments or other third-party evidence. Changes in fair value are reported in the consolidated statements of operations as loss on change in fair value of debt.
(o)    Contingent consideration:
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration expense.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(p)	Income taxes:
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
Service fee and commission income and deferred service fees
Service fee and commission income represents policy and claim service fees, vehicle service agreement fees and warranty product and maintenance support fees based on terms of various agreements with insurance partners, state agencies, credit unions, consumers and businesses.
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
Warranty product and maintenance support fees include the fees from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC") and refrigeration equipment as well as the fees collected to administer equipment breakdown and maintenance support services. Warranty product and maintenance support fees are earned at the time the warranty product sales and equipment breakdown and maintenance support transactions are completed or services are rendered.
The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.
(r)    Cost of services sold:
Cost of services sold is comprised of direct costs incurred to generate maintenance support fee revenue. Cost of services sold includes payments to third-party contractors who service equipment breakdowns and perform maintenance support.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(s)    Stock-based compensation:
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
(t)    Net loss per share:
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
(u)    Fair value of financial instruments:
The fair values of the Company's investments in fixed maturities and equity investments, LROC preferred units, senior unsecured debentures, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee was based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements. The required disclosures are included in Note 22, "Accumulated Other Comprehensive Income."

(b)    Accounting Standard Not Yet Adopted:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

for the changes, if any, in the Company's presentation, the initial application of the standard is not expected to have a material impact on the consolidated financial statements.
NOTE 4 ACQUISITIONS
(a)    IWS Acquisition Corporation:
Effective November 16, 2012, the Company's subsidiary, IWS, acquired certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. for total consideration consisting of approximately $4.9 million in cash, future contingent payments and common equity in a newly formed entity. The consolidated statements of operations include the earnings of IWS from the date of acquisition. As further discussed in Note 23, "Segmented Information," IWS is included in the Insurance Services segment. At the time that the Company entered into the transaction, the Company determined that the acquisition did not meet the definition of a material transaction requiring disclosure on Form 8-K. No supplemental proforma revenue and earnings information for the year ended December 31, 2012 related to the acquisition has been included in this Note 4, as the impact is immaterial.

IWS is based in Florida and is a provider of after-market vehicle protection services distributed by credit unions throughout the United States to their members. The acquisition allows the Company to benefit from the institutional knowledge of the credit unions' vehicle loan programs and expand into the vehicle protection service business.

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2012, the Company began its fair value analysis on the assets acquired and liabilities assumed. In accordance with U.S. GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. The Company completed its fair value analysis on the assets acquired and liabilities assumed during the second quarter of 2013. The Company recorded adjustments related to the acquisition during 2013, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.

After allocation of additional purchase price, goodwill of $9.0 million was recognized in addition to $12.4 million of separately identifiable intangible assets. Of this amount, $8.7 million of separately identifiable intangible assets related to this acquisition resulted from the valuations of acquired database, customer-related relationships, trade name and non-compete agreement. An additional $3.7 million of separately identifiable intangible assets resulted from the valuation of vehicle service agreements in-force ("VSA in-force"). Refer to Note 11, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed included $3.9 million related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $11.1 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2019 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of December 31, 2013, the recorded value of the contingent earn-out agreement is $4.6 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted.

(in thousands)
November 16, 2012
Cash and cash equivalents	$19,799
Other tangible assets	8,281
Goodwill	8,974
Intangible asset - finite-lived	11,758
Intangible asset - indefinite-lived	663
Total assets	$49,475

Unpaid loss and loss adjustment expenses	3,665
Deferred service fees	35,761
Accrued expenses and other liabilities	4,729
Noncontrolling interest in IWS	380
Total liabilities and noncontrolling interest	$44,535

Purchase price	$4,940
(b)    Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity, acquired certain intangible assets and liabilities of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The consolidated statements of operations include the earnings of Trinity from the date of acquisition. As further discussed in Note 23, "Segmented Information," Trinity is included in the Insurance Services segment. At the time that the Company entered into the transaction, the Company determined that the acquisition did not meet the definition of a material transaction requiring disclosure on Form 8-K. No supplemental proforma revenue and earnings information for the year ended December 31, 2013 related to the acquisition has been included in this Note 4, as the impact is immaterial.

Trinity is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the HVAC and refrigeration industry. The acquisition allows the Company to expand into and benefit from the institutional knowledge of administering warranty products and providing maintenance support to the HVAC and refrigeration industry.

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2013, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $1.1 million was recognized in addition to $0.5 million of a separately identifiable intangible asset for customer-related relationships. Refer to Note 11, "Intangible Assets," for further disclosure of the intangible asset related to this acquisition. The fair value analysis performed includes $0.6 million related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2023 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of December 31, 2013, the recorded value of the contingent earn-out agreement is $0.7 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
May 22, 2013
Intangible asset - finite-lived	$520
Goodwill	1,104
Total assets	$1,624

Accrued expenses and other liabilities	572
Total liabilities	$572

Purchase price	$1,052
NOTE 5 LIQUIDATIONS, DISPOSITION AND REACQUISITION
(a)     Liquidations
During 2013, the Company's subsidiaries, Kingsway Reinsurance (Bermuda) Ltd. ("KRL") and Kingsway 2007 General Partnership ("2007 GP"), were liquidated. As a result of the liquidations of these subsidiaries, the Company realized a net after-tax gain of $7.2 million for the year ended December 31, 2013. This gain represents the foreign exchange gain previously recorded in accumulated other comprehensive income and now recognized in the statement of operations as a result of the liquidations of KRL and 2007 GP. Summarized financial information for liquidation of subsidiaries is shown below:

(in thousands)	Year ended December 31,
	2013	2012
Liquidations:
Gain on liquidations before income taxes	7,227	—
Income tax benefit	—	—
Gain on liquidation of subsidiaries, net of taxes	7,227	—
(b)    Disposition
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
(c)    Reacquisition
On August 14, 2012 and August 31, 2012, respectively, Hamilton repurchased the Class A partnership interests held by the third-party and members of the Hamilton management team, respectively. The Company recorded no gain or loss related to the repurchase of the Class A partnership interests. During 2012, KAI contributed the $10.0 million promissory note due March 30, 2014 and the $5.0 million junior promissory note due March 30, 2016 to HRM, thereby extinguishing the notes. As a result of these transactions, Acadia was dissolved, liquidated and wound down, with all assets being distributed to its sole member, KAI, thereby resulting in Hamilton becoming a wholly owned subsidiary of KAI.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 6 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments at December 31, 2013 and December 31, 2012 are summarized in the tables shown below:

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,777	$591	$30	$18,338
Canadian government	4,235	—	153	4,082
States municipalities and political subdivisions	6,126	105	—	6,231
Mortgage-backed	1,993	15	2	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	1	3	3,994
Corporate	19,328	183	11	19,500
Total fixed maturities	$53,455	$895	$199	$54,151
Equity investments	3,554	3,623	40	7,137
Total fixed maturities and equity investments	$57,009	$4,518	$239	$61,288

(in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,954	$962	$1	$24,915
Canadian government	3,822	—	40	3,782
States municipalities and political subdivisions	7,158	187	—	7,345
Mortgage-backed	4,850	193	—	5,043
Asset-backed securities and collateralized mortgage obligations	1,084	8	—	1,092
Corporate	36,990	391	24	37,357
Total fixed maturities	$77,858	$1,741	$65	$79,534
Equity investments	2,305	1,256	13	3,548
Total fixed maturities and equity investments	$80,163	$2,997	$78	$83,082

Amortized cost, gross unrealized gains and estimated fair value for equity investments in the preceding table at December 31, 2013 include $0.4 million, $1.6 million and $2.0 million, respectively, for the Company's investment in the common stock of the Company's former investee, Atlas. As discussed further in Note 7, "Investment in Investee," the Company's investment in the common stock of Atlas was accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets at December 31, 2012.
The table below summarizes the Company's fixed maturities at December 31, 2013 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2013
	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,089	$14,134
Due after one year through five years	35,974	36,532
Due after five years through ten years	1,426	1,507
Due after ten years	1,966	1,978
Total	$53,455	$54,151
The following tables highlight the aggregate unrealized loss position, by investment type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2013 and 2012. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,008	$30	$—	$—	$4,008	$30
Canadian government	—	—	4,082	153	4,082	153
Mortgage-backed	919	2	—	—	919	2
Asset-backed securities and collateralized mortgage obligations	3,474	3	—	—	3,474	3
Corporate	408	1	—	10	408	11
Total fixed maturities	$8,809	$36	$4,082	$163	$12,891	$199
Equity investments	969	35	1	5	970	40
Total	$9,778	$71	$4,083	$168	$13,861	$239

(in thousands)	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,612	$1	$—	$—	$4,612	$1
Canadian government	3,782	40	—	—	3,782	40
Mortgage-backed	—	—	267	—	267	—
Corporate	4,169	14	—	10	4,169	24
Total fixed maturities	$12,563	$55	$267	$10	$12,830	$65
Equity investments	8	1	38	12	46	13
Total	$12,571	$56	$305	$22	$12,876	$78

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Fixed maturities and equity investments contain approximately 27 and 19 individual investments that were in unrealized loss positions as of December 31, 2013 and 2012, respectively.
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

As a result of the above analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairment related to other investments of zero and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with Atlas to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the year ended December 31, 2013. There were no write-downs related to equity investments for other-than-temporary impairment for the year ended December 31, 2012.
There were no write-downs related to fixed maturities for other-than-temporary impairments for the years ended December 31, 2013 and 2012. There were no other-than-temporary losses recognized in other comprehensive (loss) income for the years ended December 31, 2013 and 2012.
During 2012, the Company recorded a write-down for other-than-temporary impairment related to its investment in investee. Refer to Note 7, "Investment in Investee," for further discussion.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of December 31, 2013 and December 31, 2012, the carrying value of limited liability investments totaled $4.4 million and $2.3 million, respectively. At December 31, 2013, the Company has unfunded commitments totaling $1.8 million to fund limited liability investments.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Other investments include collateral loans and are reported at their unpaid principal balance. As of December 31, 2013 and December 31, 2012, the carrying value of other investments totaled $3.0 million and $2.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the years ended December 31, 2013 and 2012 were as follows:

(in thousands)	Years ended December 31,
	2013	2012
Gross realized gains	$5,258	$1,654
Gross realized losses	(36)	(74)
Total	$5,222	$1,580

Gross realized losses for the years ended December 31, 2013 and 2012 reported in the preceding table exclude the realized loss on sales of Atlas common stock recorded during the first quarter of 2013 and fourth quarter of 2012, respectively. Refer to Note 7, "Investment in Investee," for further discussion. During the fourth quarter of 2013, the Company received net proceeds of $13.2 million, and recognized a gain of $4.3 million, related to the sale of 1,129,608 shares of Atlas common stock.
Net investment income for the years ended December 31, 2013 and 2012, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2013	2012
Investment income
Interest from fixed maturities	$1,249	$2,262
Dividends	621	991
Income (loss) from limited liability investments	118	(68)
Other	620	427
Gross investment income	$2,608	$3,612
Investment expenses	(213)	(447)
Net investment income	$2,395	$3,165

NOTE 7 INVESTMENT IN INVESTEE
At December 31, 2012, investment in investee included the Company's investment in the preferred and restricted voting common stock of Atlas. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized gains on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Accordingly, the Company's investment in Atlas common stock is included in equity investments and reported at its fair value of $2.0 million in the consolidated balance sheets at December 31, 2013. The Company's share of its investee's equity adjustments for other comprehensive income of $0.7 million was offset against the carrying value of the Company's investment in Atlas common stock during the second quarter of 2013. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Equity in net income (loss) of investee was income of $0.3 million and loss of $1.0 million for the years ended December 31, 2013 and 2012, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.6 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively, for the Company's pro rata share of its investee's accumulated other comprehensive income.
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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. During 2012, the Company also purchased excess of loss reinsurance to protect against awards in excess of our policy limits. During 2013 and 2012, the Company purchased quota-share reinsurance to increase its capacity to underwrite additional insurance risks.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2013 and 2012 are summarized as follows:

(in thousands)	Years ended December 31,
	2013	2012
Ceded premiums written	$31,031	$30,630
Ceded premiums earned	33,015	25,337
Ceded loss and loss adjustment expenses	16,275	10,923
Ceded unpaid loss and loss adjustment expenses	7,942	5,478
Ceded unearned premiums	5,333	7,316
Ceding commissions	6,350	8,621

The maximum amount of return commission, which would have been due to reinsurers if they or the Company had canceled all of the Company's reinsurance, with the return of the unearned premium, is as follows at December 31, 2013:

		December 31, 2013
	Unearned Premium Reserve	Commission Equity
Assumed	$5,680	$1,226
Ceded	5,333	1,338
Net	$347	$(112)

The amounts of assumed premiums written were $19.6 million and $15.5 million for the years ended December 31, 2013 and 2012, respectively. The amounts of assumed premiums earned were $19.4 million and $13.4 million for the years ended December 31, 2013 and 2012, respectively.
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
The components of deferred acquisition costs and the related amortization expense for the years ended December 31, 2013 and 2012, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2013	2012
Balance at January 1, net	$14,102	$8,116
Acquisition costs acquired during the year related to purchase of IWS	—	5,083
Additions	29,541	23,346
Amortization	(31,251)	(22,443)
Balance at December 31, net	$12,392	$14,102

NOTE 10 GOODWILL
Goodwill was $10.6 million and $8.4 million at December 31, 2013 and 2012. The Company's goodwill at December 31, 2013 and 2012 is attributable to the Insurance Services reportable segment.
As further discussed in Note 4, "Acquisitions," the Company recorded goodwill of $1.1 million related to the acquisition of certain intangible assets and liabilities of Trinity Warranty Corp. on May 22, 2013. Also, during the year ended December 31, 2013, the Company continued its evaluation of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Inc. that were acquired on November 16, 2012, which resulted in an increase to goodwill of $1.1 million from the amount recorded at December 31, 2012.
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
The Company tested goodwill for recoverability at December 31, 2013 and 2012. Based on the assessment performed, the Company concluded that goodwill was recoverable at December 31, 2013 and 2012.
NOTE 11 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$554	$4,364
VSA in-force	3,680	2,220	1,460
Customer-related relationships	3,611	344	3,267
Non-compete agreement	70	27	43
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,583	$48,918

(in thousands)		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$11	$4,907
VSA in-force	3,680	910	2,770
Customer-related relationships	3,090	34	3,056
Non-compete agreement	70	4	66
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$66,980	$16,397	$50,583
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $2.2 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.6 million for 2014, $1.2 million for 2015, $1.2 million for 2016, $1.0 million for 2017 and $1.0 million for 2018.
During 2013, the Company recorded $0.5 million of a separately identifiable intangible asset for acquired customer-related relationships as part of the acquisition of intangible assets and liabilities of Trinity Warranty Corp. Refer to Note 4, "Acquisitions," for further discussion related to the acquisition. The customer-related relationships intangible asset is being amortized over ten years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," during 2012, the Company recorded $12.4 million of separately identifiable intangible assets, related to acquired VSA in-force, database, customer-related relationships, trade name and non-compete agreement, as part of the acquisition of certain tangible and intangible assets and liabilities of Intercontinental Warranty Services, Inc. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue. The database and non-compete agreement assets are being amortized on a straight-line basis over ten years and three years, respectively. The customer-related relationships intangible asset is being amortized over 15 years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.
The insurance licenses, renewal rights and trade name intangible assets have indefinite useful lives and are not amortized. The renewal rights intangible assets, recognized related to the acquisitions of Northeast Alliance Insurance Agency, LLC ("NEA") and ARS, were originally being amortized on a straight-line basis over 10 to 15 years. As a result of the acquisition of ARS during 2010, the Company determined that it was necessary to re-examine the useful lives assigned to the renewal rights intangible assets due to the fact that NEA and ARS service the assigned risk business in the states of New York and New Jersey and operate in the New York voluntary markets where there is limited competition for the renewal rights. As a result of the review performed, the Company determined that there were no legal, regulatory, contractual, competitive, economic, or other factors limiting the useful life of the renewal rights intangible assets; therefore, effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and are no longer being amortized. The renewal rights had accumulated amortization of $15.4 million at December 31, 2010.
All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2013 or 2012.
NOTE 12 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2013
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	482	266	216
Furniture and equipment	4,051	3,412	639
Computer hardware	12,947	12,140	807
Automobiles	30	30	—
Total	$17,510	$15,848	$1,662

(in thousands)			December 31, 2012
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	2,476	2,114	362
Furniture and equipment	4,552	3,713	839
Computer hardware	18,482	16,976	1,506
Automobiles	86	84	2
Total	$25,596	$22,887	$2,709

NOTE 13 ASSET HELD FOR SALE
As of December 31, 2013, property consisting of building and land located in Miami, Florida with a carrying value of $6.3 million was classified as held for sale. For the year ended December 31, 2013, the Company recorded a write-down of $2.4 million related to the asset held for sale. At December 31, 2013, the carrying value of the property is equal to its fair value net of estimated selling costs.

NOTE 14 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a variety of factors. These factors include the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The results of the comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2013 and December 31, 2012 were as follows:

(in thousands)		December 31,
	2013	2012
Balance at beginning of period, gross	$103,116	$120,258
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,478	298
Balance at beginning of period, net	97,638	119,960
Incurred related to:
Current year	81,906	85,565
Prior years	(1,180)	13,829
Paid related to:
Current year	(48,346)	(51,670)
Prior years	(53,426)	(70,046)
Balance at end of period, net	76,592	97,638
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,942	5,478
Balance at end of period, gross	$84,534	$103,116
The Company reported favorable development on property and casualty unpaid loss and loss adjustment expenses of $1.2 million in 2013 compared to an unfavorable development of $13.8 million in 2012. The favorable development in 2013 was primarily related to a decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. In 2012, non-standard automobile business contributed $10.3 million and business other than non-standard automobile contributed $3.5 million of the prior years' adverse development. The majority of the unfavorable development in 2012 was attributable to an increase in unpaid loss and loss adjustment expenses of $11.4 million at Amigo and Mendota as part of the Company's September 17, 2012 announcement that it was restructuring its Insurance Underwriting and Insurance Services segments. The remaining adverse development in 2012 was generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)    Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2013 and December 31, 2012 were as follows:

(in thousands)		December 31,
	2013	2012
Balance at beginning of period	$3,448	$—
Vehicle service agreement unpaid loss and loss adjustment expenses acquired	—	3,665
Incurred related to:
Current year	6,827	790
Prior years	—	—
Paid related to:
Current year	(7,066)	(1,007)
Prior years	(81)	—
Balance at end of period	$3,128	$3,448
NOTE 15 DEBT
Debt consists of the following instruments:

(in thousands)				December 31,
	2013		2012
	Principal	Fair Value	Principal	Fair Value
7.5% Senior notes due 2014	14,356	14,356	26,966	23,730
LROC preferred units due 2015	14,854	14,854	15,879	13,655
Subordinated debt	90,500	28,471	90,500	23,774
Total	$119,710	$57,681	$133,345	$61,159

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Senior unsecured debentures:
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. The notes are fully and unconditionally guaranteed by the Company. In March 2004, an additional $25.0 million of these senior notes were issued. The notes are redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009, subject to the conditions stated in the trust indenture. Interest paid during the years ended December 31, 2013 and 2012 was $2.2 million and $2.0 million, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

During 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. During 2012, the Company did not buy-back any of its senior unsecured debentures due February 1, 2014. During the fourth quarter of 2013, the Company completed a partial, early redemption of its senior unsecured debentures due February 1, 2014. The partial early redemption was completed in the amount of $12.0 million at par plus accrued interest of $0.2 million. At December 31, 2013 and 2012, $14.4 million and $27.0 million, respectively, of par value of this issue remains outstanding. In February 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.
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
The trust indenture for the 7.50% senior notes due 2014 contains negative covenants placing limitations and restrictions over certain actions without the prior written consent of the indenture trustee. Included in the negative covenants is the limitation on the incurrence of additional debt in the event that the total debt-to-total capital ratio or the senior debt-to-total capital ratio exceeds 50% or 30%, respectively. The total debt is calculated on a pro-forma basis taking into account the issuance of additional debt. The indenture also includes covenants limiting the issuance and sale of voting stock of restricted subsidiaries, the payment of dividends or any other payment in respect of capital stock of the Company, or the retirement of debt subordinate to these notes if, after giving effect to such payments as described in the trust indenture, the total debt-to-total capital ratio exceeds 50%. As of December 31, 2013, the Company's total debt-to-capital and senior debt-to-capital ratios were 65.8% and 27.5%, respectively. Following the Company's redemption of its remaining senior unsecured debentures due February 1, 2014, these negative covenants no longer apply.
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
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2013 and 2012, the Company's outstanding obligation is C$15.8 million.
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
During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2013, deferred interest payable of $12.8 million is included in accounts payable and accrued liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 16 INCOME TAXES
Income tax (benefit) expense consists of the following:

(in thousands)	Years ended December 31,
	2013	2012

Current income tax (benefit) expense	$(502)	$1,932
Deferred income tax expense	435	1,085
Income tax (benefit) expense	$(67)	$3,017
Income tax (benefit) expense varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2013	2012
Income tax benefit at United States statutory income tax rate	$(14,748)	$(17,088)
Valuation allowance	15,884	20,316
Non-taxable dividend income	(2,182)	(1,716)
Indefinite life intangibles	1,119	401
Prior year tax	(708)	(1,347)
Foreign operations subject to different tax rates	272	(526)
Change in unrecognized tax benefits	175	3,026
Other	121	(49)
Income tax (benefit) expense for continuing operations	$(67)	$3,017
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2013	2012
Deferred income tax assets:
Losses carried forward	$298,358	$282,780
Unpaid loss and loss adjustment expenses and unearned premiums	6,507	6,599
Foreign exchange adjustment on note payable	3,421	5,057
Deferred revenue	2,274	2,438
Intangible assets	1,767	1,462
Depreciable assets	1,194	987
Debt issuance costs	1,052	1,408
Other	2,316	2,403
Valuation allowance	(284,276)	(265,553)
Deferred income tax assets	$32,613	$37,581
Deferred income tax liabilities:
Fair value of debt	$(21,090)	$(24,603)
Investments	(7,305)	(8,129)
Deferred acquisition costs	(4,213)	(4,268)
Indefinite life intangibles	(4,173)	(3,054)
Other	(5)	(581)
Deferred income tax liabilities	(36,786)	(40,635)
Net deferred income tax liabilities	$(4,173)	$(3,054)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company maintains a valuation allowance for its gross deferred income tax assets of $284.3 million (U.S. operations - $279.0 million; Other - $5.3 million) and $265.6 million (U.S. operations - $262.4 million; Other - $3.2 million) at December 31, 2013 and December 31, 2012, respectively. The Company's businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged, and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2013 and December 31, 2012 net deferred income tax assets. The Company carries a deferred income tax liability of $4.2 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively, all of which relates to intangible assets with indefinite useful lives.
Amounts, originating dates and expiration dates of the U.S. operating loss carryforwards are as follows:

Year of net operating loss	Expiration date	Net operating loss
2000	2020	$479
2001	2021	186
2006	2026	24,077
2007	2027	62,308
2008	2028	55,917
2009	2029	515,335
2010	2030	92,095
2011	2031	45,311
2012	2032	34,552
2013	2033	30,738
The U.S. operating loss carryforward amounts disclosed above contain consolidated and separate company operating loss carryforwards, the most significant of which is the KAI Tax Group operating loss carryforward of approximately $854.4 million. In addition, there are operating loss carryforwards relating to the operations in Barbados in the amount of $83.0 million, which losses will expire by 2018, and operating loss carry forwards relating to operations in Canada in the amount of $14.5 million, which losses will expire by 2033.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(in thousands)	December 31,
	2013	2012
Unrecognized tax benefits - beginning of year	$3,026	$—
Gross additions - current year tax positions	—	691
Gross additions - prior year tax positions	175	2,335
Gross reductions - prior year tax positions	—	—
Gross reductions - settlements with taxing authorities	—	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$3,201	$3,026
The amount of unrecognized tax benefits that, if recognized as of December 31, 2013, would affect the Company's effective tax rate was $0.2 million.
The Company classifies interest and penalty accruals related to unrecognized tax benefits as income tax (benefit) expense. During the years ended December 31, 2013 and 2012, the Company recognized $0.2 million and $1.2 million, respectively, in interest and penalty expense. At December 31, 2013 and December 31, 2012, the Company had an accrual of $1.4 million and $1.2 million, respectively, for the payment of interest and penalties.
The federal income tax returns of the Company's U.S. operations for the years through 2009 are closed for Internal Revenue Service ("IRS") examination. The Company's U.S. operations federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2008 are closed

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

for Canada Revenue Agency ("CRA") examination. The Company's Canadian operations federal income tax returns are not currently under examination by the CRA for any open tax years.
NOTE 17 NET LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the years ended December 31, 2013 and 2012:

(in thousands)	Years ended December 31,
	2013	2012
Numerator:
Loss from continuing operations	$(43,311)	$(53,278)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	14,111	13,149
Weighted average diluted shares
Weighted average common shares outstanding	14,111	13,149
Effect of dilutive stock options	—	—
Total weighted average diluted shares	14,111	13,149
Basic loss per common share from continuing operations	$(3.07)	$(4.05)
Diluted loss per common share from continuing operations	$(3.07)	$(4.05)
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive stock options. Since the Company is reporting a net loss for the each of the years ended December 31, 2013 and 2012, all stock options outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations, has been restated for all periods presented to reflect the impact of the share consolidation. See Note 21, "Shareholders' Equity," for further discussion of the share consolidation.

NOTE 18 STOCK-BASED COMPENSATION
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company may grant new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares to key employees selected by the Company. No New Stock Options were granted during the year ended December 31, 2013.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. Each stock option outstanding under the Prior Plan that is not exchanged for a Replacement Option shall remain outstanding in accordance with the terms of the Prior Plan and the applicable award agreement. Under the Prior Plan, the options vest evenly over a three or four-year period and are exercisable for periods not exceeding 10 years. No Replacement Options were granted during the year ended December 31, 2013.
The exercise price of Replacement Options and New Stock Options (collectively, the "Stock Options") is equal to $4.50 provided that in no event shall the exercise price be less than the fair market value of the shares as of the date of grant. The Stock Options will be fully vested and exercisable as of the date such options are granted and are exercisable for a period of four years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Additionally under the 2013 Plan, the Company will make grants of restricted common shares ("Restricted Stock") to certain officers of the Company equal to three times the aggregate number of common shares held and entitled to be purchased through the exercise of any warrants held by each such officer as of December 31, 2013. The Restricted Stock vests evenly over a ten-year period and is subject to the officer's continued employment through the vesting date. The aggregate number of common shares available for Restricted Stock awards is 1,972,345. No Restricted Stock awards were granted during the year ended December 31, 2013.
The intrinsic value of a stock option grant is the difference between the current market price for the Company's common shares and the exercise price of the option. The aggregate intrinsic values for the stock options outstanding at each of December 31, 2013 and 2012 were zero. The aggregate intrinsic values for stock options exercisable at each of December 31, 2013 and 2012 were zero.
The following tables summarize information about stock options outstanding as of December 31, 2013 and December 31, 2012.
Exercise prices are stated as per the terms of the option. The exercise price, number of shares outstanding and number of shares exercisable in the tables below have been restated for all periods presented to reflect the impact of the Company's share consolidation. See Note 21, "Shareholders' Equity," for further discussion of the share consolidation.

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	397,875	C$	21.02
Expired in year	(9,750)	89.60
Forfeited in year	(2,000)	53.88
Outstanding at December 31, 2012	386,125	C$	19.12
Expired in year	(11,750)	53.88
Forfeited in year	(18,750)	11.94
Outstanding at December 31, 2013	355,625	C$	18.35	1.2	—
Exercisable at December 31, 2013	268,125	C$	18.46	1.2	—

(1)	There were no options granted or exercised during the years ended December 31, 2013 and 2012.

December 31, 2013
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$18.00	29-Sep-10	29-Sep-15	1.7	100,000	75,000
	$18.00	6-Jan-10	6-Jan-15	1.0	250,000	187,500
C$	40.12	5-Mar-09	5-Mar-14	0.2	5,625	5,625
			Total:	1.2	355,625	268,125

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

December 31, 2012
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$18.00	29-Sep-10	29-Sep-15	2.8	100,000	50,000
	$18.00	6-Jan-10	6-Jan-15	2.0	250,000	125,000
C$	7.60	5-Mar-09	5-Mar-14	1.2	16,250	16,250
C$	40.12	5-Mar-09	5-Mar-14	1.2	8,125	8,125
C$	53.88	20-Feb-08	20-Feb-13	0.1	11,750	11,750
			Total:	2.1	386,125	211,125
At December 31, 2013 and December 31, 2012, the number of options exercisable was 268,125 and 211,125, respectively, with weighted average prices of C$18.46 and C$20.05, respectively.
The Company determines the fair values of options granted using the Black-Scholes option pricing model. No stock options were granted in 2013 or 2012.
NOTE 19 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $17,500 and $17,000 in 2013 and 2012, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2013 and 2012 totaled $0.6 million and $0.6 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2013.

NOTE 20 RESTRUCTURING
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
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through December 31, 2013, Insurance Underwriting has incurred severance expense of $2.1 million, $1.9 million of which has been paid as of December 31, 2013.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the years ended December 31, 2013 and December 31, 2012 is as follows:

(in thousands)		December 31, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	214	1,428	(1,406)	236
Lease abandonment	1,207	187	(746)	648
Total Insurance Underwriting	1,421	1,615	(2,152)	884
Insurance Services:
Lease abandonment	—	100	—	100
Total Insurance Services	—	100	—	100
Severance expense not allocated to segments	—	146	—	146
Total	1,421	1,861	(2,152)	1,130

(in thousands)		December 31, 2012
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	—	676	(462)	214
Lease abandonment	—	1,304	(97)	1,207
Total Insurance Underwriting	—	1,980	(559)	1,421

NOTE 21 SHAREHOLDERS' EQUITY
On July 3, 2012, the Company announced that the Board of Directors of the Company authorized the implementation of a share consolidation at a ratio of one post-consolidation share for every four pre-consolidation shares. The share consolidation, which was approved by the stockholders at the Company's Annual and Special Meeting held on May 31, 2012, was effective as of July 3, 2012 (the "Effective Date"). As a result of the consolidation, every four of the Company's common shares that were issued and outstanding on the Effective Date were automatically combined into one issued and outstanding common share, without any change in the par value of such shares. Any fractional shares resulting from the consolidation were rounded up to the nearest whole. The consolidation had the effect of reducing the number of common shares of the Company issued and outstanding from 52,595,828 shares pre-consolidation to 13,148,971 shares post-consolidation. The issued and outstanding shares reported in the consolidated balance sheets; the number of weighted-average shares outstanding included in the loss per share computations, as reported in the consolidated statements of operations; and the number of stock options outstanding have been restated for all periods presented to reflect the impact of the share consolidation.
On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors will have the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares will have priority over the common shares. No Class A preferred shares were issued or outstanding at December 31, 2013.
The Company is authorized to issue an unlimited number of zero par value common stock. There were 16,429,761 and 13,148,971 shares of common stock outstanding at December 31, 2013 and 2012, respectively.
There were no dividends declared during the years ended December 31, 2013 and 2012.
On May 30, 2013, the Company announced that it had filed a registration statement for a proposed rights offering relating to transferable subscription rights to purchase up to approximately $13.1 million of its shares of common stock (the "Common Shares") and warrants to purchase Common Shares. The rights offering was made in the United States pursuant to a registration

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

statement on Form S-1 that was previously filed with the Securities and Exchange Commission and became effective on July 24, 2013.
Under the rights offering, each shareholder of record as of August 9, 2013 (the "Record Date") received, at no charge, one subscription right for each Common Share owned on the Record Date (the "Subscription Right"). Four Subscription Rights entitled the holder to purchase one unit (a "Unit") consisting of one Common Share, one Series A Warrant (a "Series A Warrant") and one Series B Warrant (a "Series B Warrant", and together with the Series A Warrants, the "Warrants"). Each Warrant entitled the holder to purchase one Common Share. The subscription price was $4.00 per Unit. The exercise prices per Common Share for each Series A Warrant is $4.50 and for each Series B Warrant is $5.00. Each Series A Warrant is redeemable by the Company and has a term of seven years from its date of issuance. Each Series B Warrant is non-redeemable and has a term of ten years from its date of issuance. The Company may redeem the Series A Warrants at a price of $0.25 per Warrant if, and only if, the closing price of the Common Shares equals or exceeds $6.00 per Common Share for twenty consecutive trading days on the New York Stock Exchange or such other market or exchange as the Common Shares of the Company trade on or are quoted at the time of redemption; but in any event, no earlier than the first anniversary date of issuance. Subject to applicable securities laws, the Warrants may be exercised at any time starting on the first day of the thirty-seventh month after the date of issuance until any time on or before the seventh anniversary after the date of issuance for the Series A Warrants and the tenth anniversary after the date of issuance for the Series B Warrants. Holders who fully exercise their Subscription Rights will be entitled to subscribe for an additional amount of Units, if any, that are not purchased by other shareholders or their transferees through the exercise of their basic subscription privileges, in an amount equal to up to five Units for each Unit for which such holder was otherwise entitled to subscribe.
On September 16, 2013, the transaction closed. Subscription rights to purchase 3,280,790 units were exercised, resulting in gross proceeds to the Company of $13.1 million. Net proceeds to the Company were $12.1 million after deducting commissions and other offering expenses.
The following table summarizes information about warrants outstanding at December 31, 2013:

December 31, 2013
Exercise Price	Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding
$4.50	16-Sep-13	15-Sep-20	6.7	3,280,790
$5.00	16-Sep-13	15-Sep-23	9.7	3,280,790
		Total:	8.2	6,561,580
NOTE 22 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2013 and 2012 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the years ended December 31, 2013 and 2012 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Income (Loss) of Investee	Total Accumulated Other Comprehensive Income

Balance, January 1, 2012	13,592	694	(1,537)	12,749

Other comprehensive income (loss) before reclassifications	(395)	516	895	1,016
Amounts reclassified from accumulated other comprehensive income	997	—	—	997
Net current-period other comprehensive income	602	516	895	2,013

Balance, December 31, 2012	14,194	1,210	(642)	14,762

Other comprehensive income before reclassifications	965	35	642	1,642
Amounts reclassified from accumulated other comprehensive income	424	(7,227)	—	(6,803)
Net current-period other comprehensive income	1,389	(7,192)	642	(5,161)

Balance, December 31, 2013	15,583	(5,982)	—	9,601
Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains (losses)	$(424)	$(997)
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax (benefit) expense	(424)	(997)
Income tax (benefit) expense	—	—
Net loss	(424)	(997)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Gain on liquidation of subsidiaries, net of tax	7,227	—
Net (loss) income	7,227	—

Total reclassification from accumulated other comprehensive income to net loss	$6,803	$(997)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 23 SEGMENTED INFORMATION
The Company is primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, UCC, Maison, Amigo, and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). In October 2012, the Company formed Maison, a Louisiana-domiciled property and casualty insurance company, which provides homeowners policies for wind and hail-related property losses of residential dwellings and certain contents. In September 2013, Kingsway Reinsurance (Bermuda) Ltd., formerly included in Insurance Underwriting, was liquidated. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 16 states.
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
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: ARS, IWS and Trinity (collectively, "Insurance Services"). During the first quarter of 2013, NEA, formerly included in Insurance Services, was merged into ARS.
ARS is a licensed property and casualty agent, full service managing general agent and third-party administrator focused primarily on the assigned risk market. ARS is licensed to administer business in 22 states but generates its revenues primarily by operating in the states of New York and New Jersey.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the HVAC and refrigeration industry. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Revenue by reportable segment reconciled to consolidated revenues for the years ended December 31, 2013 and 2012 were:

(in thousands)	Years ended December 31,
	2013	2012
Revenues:
Insurance Underwriting:
Net premiums earned	$109,608	$114,937
Other income	9,046	7,787
Total Insurance Underwriting	118,654	122,724
Insurance Services:
Service fee and commission income	49,543	35,491
Total Insurance Services	49,543	35,491
Total segment revenues	168,197	158,215
Net investment income	2,395	3,165
Net realized gains	3,505	1,084
Other-than-temporary impairment loss	(1,800)	(2,703)
Other income and expenses not allocated to segments	(19)	(170)
Total revenues	$172,278	$159,591
The operating (loss) income of each segment is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to consolidated loss from continuing operations for the years ended December 31, 2013 and 2012 were:

(in thousands)	Years ended December 31,
	2013	2012
Segment operating (loss) income
Insurance Underwriting	$(17,006)	$(29,094)
Insurance Services	1,836	4,506
Total segment operating loss	(15,170)	(24,588)
Net investment income	2,395	3,165
Net realized gains	3,505	1,084
Other-than-temporary impairment loss	(1,800)	(2,703)
Other income and expenses not allocated to segments, net	(10,855)	(8,809)
Interest expense	(7,263)	(7,638)
Amortization of intangible assets	(2,186)	(959)
Contingent consideration expense	(785)	(75)
Impairment of asset held for sale	(2,390)	—
Loss on change in fair value of debt	(9,060)	(9,234)
(Loss) gain on buy-back of debt	(24)	500
Equity in net income (loss) of investee	255	(1,004)
Loss from continuing operations before income tax (benefit) expense	$(43,378)	$(50,261)
Income tax (benefit) expense	(67)	3,017
Loss from continuing operations	$(43,311)	$(53,278)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Net premiums earned by line of business for the years ended December 31, 2013 and 2012 were:

(in thousands)	Years ended December 31,
	2013	2012
Insurance Underwriting:
Private passenger auto liability	$71,236	$75,912
Auto physical damage	32,634	29,247
Total non-standard automobile	$103,870	$105,159
Commercial auto liability	755	9,435
Allied lines	3,539	345
Homeowners	1,436	—
Other	8	(2)
Total net premiums earned	$109,608	$114,937

NOTE 24 FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's LROC preferred units, senior unsecured debentures, subordinated debt and contingent consideration liabilities are measured and reported at fair value.
Fair values of equity investments are considered to approximate quoted market values based on the latest bid prices in active markets. Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair value of the senior unsecured debentures, for which no active market exists, is derived from quoted market prices of similar instruments or other third-party evidence.
The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market data over fair value inputs such as probability weighting of payment outcomes.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 was as follows:

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$18,338	$—	$18,338	$—
Canadian government	4,082	—	4,082	—
States municipalities and political subdivisions	6,231	—	6,231	—
Mortgage-backed	2,006	—	2,006	—
Asset-backed securities and collateralized mortgage obligations	3,994	—	3,994	—
Corporate	19,500	—	19,500	—
Total fixed maturities	54,151	—	54,151	—
Equity investments	7,137	7,137	—	—
Other investments	3,000	—	3,000	—
Short-term investments	501	—	501	—
Total assets	$64,789	$7,137	$57,652	$—

Liabilities:
LROC preferred units	14,854	14,854	—	—
Senior unsecured debentures	14,356	—	14,356	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	5,344	—	—	5,344
Total liabilities	$63,025	$14,854	$42,827	$5,344

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2012
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$24,915	$—	$24,915	$—
Canadian government	3,782	—	3,782	—
States municipalities and political subdivisions	7,345	—	7,345	—
Mortgage-backed	5,043	—	5,043	—
Asset-backed securities and collateralized mortgage obligations	1,092	—	1,092	—
Corporate	37,357	—	37,357	—
Total fixed maturities	79,534	—	79,534	—
Equity investments	3,548	3,548	—	—
Other investments	2,000	—	2,000	—
Short-term investments	585	—	585	—
Total assets	$85,667	$3,548	$82,119	$—

Liabilities:
LROC preferred units	13,655	13,655	—	—
Senior unsecured debentures	23,730	—	23,730	—
Subordinated debt	23,774	—	23,774	—
Contingent consideration	3,987	—	—	3,987
Total liabilities	$65,146	$13,655	$47,504	$3,987

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2013 and 2012:

(in thousands)	December 31,
	2013	2012
Contingent consideration:
Beginning balance	3,987	—
Issuance of contingent consideration in connection with acquisitions	572	3,912
Settlements of contingent consideration liabilities	—	—
Change in fair value of contingent consideration included in net loss	785	75
Ending balance	5,344	3,987

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $6.0 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At December 31, 2013, the unfunded commitment was $1.8 million.
(c)         Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $14.2 million and $15.0 million were on deposit with state and provincial regulatory authorities at December 31, 2013 and 2012, respectively. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $24.4 million and $22.3 million at December 31, 2013 and 2012, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
(d)          Future minimum lease payments:
Future minimum annual lease payments under operating leases for premises/equipment for the next five years and thereafter are:

(in thousands)
2014	$4,071
2015	2,765
2016	1,986
2017	1,492
2018	738
Thereafter	566

NOTE 26 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including the domiciliary states of our insurance subsidiaries, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2013, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
As of December 31, 2012, Amigo's RBC was 157%, which is at the company action level, as defined by the NAIC. During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. On November 19, 2012, the OIR approved Amigo's plan to withdraw from the business of offering commercial lines insurance in Florida. On January 30, 2013, the OIR approved Amigo's plan to withdraw from the business of offering personal lines insurance in Florida. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. The successful achievement of any run-off plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, the Company and Amigo expect that they will take all necessary steps to comply with the provisions of the run-off plan. Amigo remains in compliance with that plan. As of December 31, 2013, Amigo's RBC was 203%.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2013, UCC's RBC was 1,569%.
The Company's reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2013, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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

The Company's insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices. In converting from statutory to U.S. GAAP, typical adjustments include deferral of acquisition costs, the inclusion of statutory non-admitted assets in the balance sheets, the inclusion of net unrealized holding gains or losses related to fixed maturities in shareholders’ equity, and the inclusion of changes in deferred tax assets and liabilities in net loss.
Statutory capital and surplus and statutory net loss for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2013	2012
Combined net loss, statutory basis	$(3,575)	$(19,284)
Combined capital and surplus, statutory basis	$40,647	$38,308

The Company’s insurance subsidiaries are required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company's insurance subsidiaries collectively was $27.8 million at December 31, 2013. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.

Dividends paid by insurance subsidiaries are restricted by regulatory requirements of the insurance departments in the subsidiaries' state of domicile. The maximum amount of dividends that can be paid to shareholders by insurance companies without prior approval of the domiciliary state insurance commissioner is generally limited to the greater of (i) 10% of a company's statutory capital and surplus at the end of the previous year or (ii) 100% of the company's net income for the previous year and is generally required to be paid out of an insurance company's unassigned funds.
At December 31, 2013, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.

NOTE 28 SUBSEQUENT EVENTS
On February 3, 2014, the Company announced that it had closed on its previously announced private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Each unit consists of one class A convertible preferred share, series 1 (the "Preferred Shares"), and 6.25 common share class C purchase warrants. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. The maximum number of common shares issuable upon conversion of the Preferred Shares is 1,642,975 common shares. Each warrant will entitle the subscriber to purchase one common share of Kingsway at a price of $5.00 per common share at any time after September 16, 2016 and prior to expiry on September 15, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

In February 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.
On March 27, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc., formerly known as Maison Insurance Holdings, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission to conduct an initial public offering of its common stock.

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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. All control systems contain inherent limitations, no matter how well designed. As a result, the Company's management acknowledges that its internal controls over financial reporting will not prevent or detect all misstatements due to error or fraud. In addition, management's evaluation of controls can provide only reasonable, not absolute, assurance that all control issues that may result in material misstatements, if any, have been detected.
The Company's management, including the Company's principal executive officer and principal financial officer, evaluated the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, which excluded Trinity due to its recent acquisition, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
Effective May 22, 2013, the Company's subsidiary, Trinity, acquired certain intangible assets of Trinity Warranty Corp. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the guidance issued by the staff of the SEC, Trinity has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2013, and ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except as described above with respect to Trinity. Changes to processes, information technology systems

KINGSWAY FINANCIAL SERVICES INC.

and other components of internal control over financial reporting resulting from the acquisition of Trinity are expected as the integration of these operations proceeds.
Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2013.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2013.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2013.

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
Schedule II    Financial Information of Registrant (Parent Company)
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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2013
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	17,777	18,338	18,338
Canadian government	4,235	4,082	4,082
State municipalities and political subdivisions	6,126	6,231	6,231
Mortgage-backed	1,993	2,006	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	3,994	3,994
Corporate	19,328	19,500	19,500
Total fixed maturities	53,455	54,151	54,151
Equity investments	3,554	7,137	7,137
Limited liability investments	4,406	—	4,406
Other investments	3,000	—	3,000
Short-term investments	501	—	501
Total investments	64,916	61,288	69,195
NOTE 1: Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2013	December 31, 2012

Assets
Investments in subsidiaries	29,296	58,709
Cash and cash equivalents	4,562	1,932
Other assets	3,409	5,004
Total Assets	37,267	65,645
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	347	231
Total Liabilities	347	231
Shareholders' Equity:
Class A preferred stock	—	—
Common stock	—	—
Additional paid-in capital	324,803	312,378
Accumulated deficit	(298,930)	(262,069)
Accumulated other comprehensive income	9,601	14,762
Shareholders' equity attributable to common shareholders	35,474	65,071
Noncontrolling interests in consolidated subsidiaries	1,446	343
Total Shareholders' Equity	36,920	65,414
Total Liabilities and Shareholders' Equity	37,267	65,645
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2013	2012
Revenues:
Net investment income	$35	$183
Other (expenses) income	(341)	633
Total revenues	(306)	816
Expenses:
General and administrative expenses	2,875	3,278
Total expenses	2,875	3,278
Loss from continuing operations before income tax benefit and equity in loss of subsidiaries	(3,181)	(2,462)
Income tax benefit	(710)	(1,347)
Equity in loss of subsidiaries	(33,613)	(52,163)
Net loss	$(36,084)	$(53,278)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2013	2012

Net loss	$(36,084)	$(53,278)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Foreign currency translation adjustments	10	565
Other comprehensive income - parent only	10	565
Equity in other comprehensive (loss) income of subsidiaries and investee	(5,225)	1,236
Other comprehensive (loss) income	(5,215)	1,801
Comprehensive loss	$(41,299)	$(51,477)
(1) Net of income tax (benefit) expense of $0 in 2013 and 2012

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(36,084)	$(53,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	33,613	52,163
Stock based compensation expense, net of forfeitures	325	354
Other, net	(7,324)	(19,828)
Net cash used in operating activities	(9,470)	(20,589)
Financing activities:
Proceeds from issuance of common stock and warrants, net	12,100	132
Net cash provided by financing activities	12,100	132
Net increase (decrease) in cash and cash equivalents	2,630	(20,457)
Cash and cash equivalents at beginning of period	1,932	22,389
Cash and cash equivalents at end of period	$4,562	$1,932

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2013
Insurance Underwriting	7,254	84,534	48,577	109,608	80,726	28,080	26,854	113,631
Total	7,254	84,534	48,577	109,608	80,726	28,080	26,854	113,631

2012
Insurance Underwriting	9,132	103,116	45,047	114,937	99,394	21,912	30,416	115,269
Total	9,132	103,116	45,047	114,937	99,394	21,912	30,416	115,269
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2013	125,077	31,031	19,585	113,631	17.2%
2012	128,050	30,630	17,849	115,269	15.5%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2013
	7,254	84,534	48,577	109,608	1,258	81,906	(1,180)	28,080	101,772	113,631

Year ended December 31, 2012
	9,132	103,116	45,047	114,937	1.504	85,565	13,829	21,912	121,716	115,269
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 31, 2014	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2014

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 31, 2014

/s/ Gregory Hannon Gregory Hannon	Director	March 31, 2014

/s/ Gary Schaevitz Gary Schaevitz	Director	March 31, 2014

/s/ Joseph Stilwell Joseph Stilwell	Director	March 31, 2014

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment to the Articles of Incorporation of Kingsway Financial Services Inc. (included as exhibit 3.1 to the Form 10-Q, filed November 7, 2013, and incorporated herein by reference).

3.2	By-law No. 5 of Kingsway Financial Services Inc. (included as exhibit 3.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

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

10.4
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

10.16
Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2013, and incorporated herein by reference).

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics (included as exhibit 14 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

21	Subsidiaries of Kingsway Financial Services Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

