Form 10-Q
period 2014-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2014-05-08
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 8, 2014 was 16,429,761.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2014		December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $50,778 and $53,455, respectively)	$51,456		$54,151
Equity investments, at fair value (cost of $5,103 and $3,554, respectively)	9,982		7,137
Limited liability investments	4,701		4,406
Other investments, at cost which approximates fair value	2,000		3,000
Short-term investments, at cost which approximates fair value	401		501
Total investments	68,540	—	69,195
Cash and cash equivalents	72,080		98,589
Investment in investee	7,661		—
Accrued investment income	1,096		614
Premiums receivable, net of allowance for doubtful accounts of $1,839 and $2,123, respectively	32,609		32,035
Service fee receivable, net of allowance for doubtful accounts of $245 and $0, respectively	22,622		19,012
Other receivables, net of allowance for doubtful accounts of $1,061 and $1,062, respectively	5,106		4,097
Reinsurance recoverable	7,569		10,335
Prepaid reinsurance premiums	148		6,816
Deferred acquisition costs, net	12,559		12,392
Property and equipment, net of accumulated depreciation of $15,894 and $15,848, respectively	1,671		1,662
Goodwill	10,588		10,588
Intangible assets, net of accumulated amortization of $18,997 and $18,583, respectively	48,504		48,918
Other assets	3,525		4,039
Asset held for sale	6,347		6,347
Total Assets	$300,625		$324,639
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$77,285		$84,534
Vehicle service agreements	3,128		3,128
Total unpaid loss and loss adjustment expenses	80,413		87,662
Unearned premiums	40,979		48,577
Reinsurance payable	145		1,033
LROC preferred units, at fair value	14,291		14,854
Senior unsecured debentures, at fair value	—		14,356
Subordinated debt, at fair value	28,471		28,471
Deferred income tax liability	4,456		4,173
Deferred service fees	49,262		48,788
Income taxes payable	921		2,984
Accrued expenses and other liabilities	37,538		36,821
Total Liabilities	$256,476		$287,719
Shareholders' Equity:
Class A preferred stock, no par value; unlimited number authorized; 262,876 and zero issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$6,402		$—
Common stock, no par value; unlimited number authorized; 16,429,761 and 16,429,761 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—		—
Additional paid-in capital	325,427		324,803
Accumulated deficit	(300,640)		(298,930)
Accumulated other comprehensive income	10,973		9,601
Shareholders' equity attributable to common shareholders	42,162		35,474
Noncontrolling interests in consolidated subsidiaries	1,987		1,446
Total Shareholders' Equity	44,149		36,920
Total Liabilities and Shareholders' Equity	$300,625		$324,639
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Net premiums earned	$31,920	$28,068
Service fee and commission income	14,724	13,124
Net investment income	413	580
Net realized gains (losses)	39	(1,409)
Other income	2,071	2,218
Total revenues	49,167	42,581
Expenses:
Loss and loss adjustment expenses	21,061	21,831
Commissions and premium taxes	6,553	6,712
Cost of services sold	856	—
General and administrative expenses	18,524	19,604
Restructuring expense	20	780
Interest expense	1,433	1,833
Amortization of intangible assets	414	558
Contingent consideration expense	267	155
Total expenses	49,128	51,473
Income (loss) before gain (loss) on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt, equity in net income of investee and income tax expense (benefit)	39	(8,892)
Gain (loss) on change in fair value of debt	563	(8,951)
Loss on disposal of subsidiary	(1,242)	—
Loss on buy-back of debt	—	(24)
Equity in net income of investee	—	255
Loss before income tax expense (benefit)	(640)	(17,612)
Income tax expense (benefit)	366	(276)
Net loss	(1,006)	(17,336)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	653	95
Less: dividends on preferred stock	53	—
Net loss attributable to common shareholders	$(1,712)	$(17,431)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.10)	$(1.33)
Diluted:	(0.10)	(1.33)
Weighted average shares outstanding (in ‘000s):
Basic:	16,430	13,149
Diluted:	16,430	13,149
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013

Net loss	$(1,006)	$(17,336)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	1,226	(503)
Reclassification adjustment for amounts included in net loss	52	248
Foreign currency translation adjustments	(18)	1
Equity in other comprehensive loss of investee	—	(105)
Other comprehensive income (loss)	1,260	(359)
Comprehensive income (loss)	254	(17,695)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	541	66
Comprehensive loss attributable to common shareholders	$(287)	$(17,761)
(1) Net of income tax expense (benefit) of $0 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(1,006)	$(17,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of investee	—	(255)
Equity in net income of limited liability investments	(22)	(50)
Depreciation and amortization	693	1,002
Contingent consideration expense	267	155
Stock based compensation expense, net of forfeitures	624	—
Net realized (gains) losses	(39)	1,409
(Gain) loss on change in fair value of debt	(563)	8,951
Deferred income taxes	459	(416)
Amortization of fixed maturities premiums and discounts	206	1,270
Loss on disposal of subsidiary	1,242	—
Realized loss on buy-back of debt	—	24
Changes in operating assets and liabilities:
Premiums and service fee receivable	(4,184)	(6,086)
Reinsurance recoverable	2,766	(6,108)
Prepaid reinsurance premiums	6,668	(2,922)
Deferred acquisition costs	(167)	1,417
Unpaid loss and loss adjustment expenses	(7,249)	(5,360)
Unearned premiums	(7,598)	7,069
Reinsurance payable	(888)	5,681
Deferred service fees	474	(174)
Other, net	(623)	470
Net cash used in operating activities	(8,940)	(11,259)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,100	9,348
Proceeds from sales of equity investments	71	175
Proceeds from sales of investment in investee	—	13,638
Purchase of fixed maturities	(5,878)	(879)
Purchase of equity investments	(1,593)	(23)
Net acquisition of limited liability investments	(263)	99
Proceeds from other investments	1,000	—
Net purchases of short-term investments	(103)	(325)
Acquisition of investee	(7,661)	—
Net purchases of property and equipment	(288)	(183)
Net cash (used in) provided by investing activities	(9,615)	21,850
Financing activities:
Proceeds from issuance of preferred stock, net	6,402	—
Redemption of senior unsecured debentures	(14,356)	(583)
Net cash used in financing activities	(7,954)	(583)
Net (decrease) increase in cash and cash equivalents	(26,509)	10,008
Cash and cash equivalents at beginning of period	98,589	80,813
Cash and cash equivalents at end of period	$72,080	$90,821
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business.

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2013 Annual Report") for the year ended December 31, 2013.
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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2013 Annual Report.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements. The required disclosures are included in Note 17, "Accumulated Other Comprehensive Income."

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Effective January 1, 2014, the Company adopted ASU 2013-11. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements.

NOTE 5 ACQUISITION AND DISPOSITION
(a)     Acquisition
Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity Warranty Solutions LLC ("Trinity"), acquired certain intangible assets and liabilities of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. As further discussed in Note 18, "Segmented Information," Trinity is included in the Insurance Services segment. Trinity is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry.

This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2013, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $1.1 million was recognized in addition to $0.5 million of a separately identifiable intangible asset for customer-related relationships. Refer to Note 9, "Intangible Assets," for further disclosure on intangible assets related to this acquisition. The fair value analysis performed resulted in the establishment of a $0.6 million liability effective May 22, 2013 related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2023, are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of March 31, 2014, the recorded value of the contingent payment liability is $0.8 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.
(b)     Disposition
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Total consideration to the Company as a result of this transaction was $7.7 million, consisting of a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million for the three months ended March 31, 2014. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Refer to Note 7, "Investment in Investee," for further disclosure on the Company's investment in PIH at March 31, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at March 31, 2014 and December 31, 2013 are summarized in the tables shown below:

(in thousands)	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,255	$531	$21	$15,765
Canadian government	4,417	—	161	4,256
States municipalities and political subdivisions	6,118	138	—	6,256
Mortgage-backed	1,952	16	1	1,967
Asset-backed securities and collateralized mortgage obligations	4,489	4	2	4,491
Corporate	18,547	184	10	18,721
Total fixed maturities	50,778	873	195	51,456
Equity investments:
Common stock	5,103	4,972	93	9,982
Total fixed maturities and equity investments	$55,881	$5,845	$288	$61,438

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,777	$591	$30	$18,338
Canadian government	4,235	—	153	4,082
States municipalities and political subdivisions	6,126	105	—	6,231
Mortgage-backed	1,993	15	2	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	1	3	3,994
Corporate	19,328	183	11	19,500
Total fixed maturities	53,455	895	199	54,151
Equity investments:
Common stock	3,554	3,623	40	7,137
Total fixed maturities and equity investments	$57,009	$4,518	$239	$61,288

The table below summarizes the Company's fixed maturities at March 31, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)	March 31, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,500	$17,596
Due after one year through five years	30,733	31,296
Due after five years through ten years	614	619
Due after ten years	1,931	1,945
Total	$50,778	$51,456

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of March 31, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,514	$19	$861	$2	$3,375	$21
Canadian government	—	—	4,256	161	4,256	161
Mortgage-backed	603	1	—	—	603	1
Asset-backed securities and collateralized mortgage obligations	1,273	2	—	—	1,273	2
Corporate	816	10	—	—	816	10
Total fixed maturities	5,206	32	5,117	163	10,323	195
Equity investments:
Common stock	1,618	93	—	—	1,618	93
Total	$6,824	$125	$5,117	$163	$11,941	$288

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,008	$30	$—	$—	$4,008	$30
Canadian government	—	—	4,082	153	4,082	153
Mortgage-backed	919	2	—	—	919	2
Asset-backed securities and collateralized mortgage obligations	3,474	3	—	—	3,474	3
Corporate	408	1	—	10	408	11
Total fixed maturities	8,809	36	4,082	163	12,891	199
Equity investments:
Common stock	969	35	1	5	970	40
Total	$9,778	$71	$4,083	$168	$13,861	$239
Fixed maturities and equity investments contain approximately 18 and 27 individual investments that were in unrealized loss positions as of March 31, 2014 and December 31, 2013, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2014 and March 31, 2013.
The Company has reviewed currently available information regarding investments with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are not other-than-temporary and are primarily due to temporary

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell those investments, and it is not likely that it will be required to sell those investments before recovery of its amortized cost.
The Company does not have any exposure to subprime mortgage-backed investments.
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of March 31, 2014 and December 31, 2013, the carrying value of limited liability investments totaled $4.7 million and $4.4 million, respectively. At March 31, 2014, the Company has unfunded commitments totaling $1.5 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include collateral loans and are reported at their unpaid principal balance. As of March 31, 2014 and December 31, 2013, the carrying value of other investments totaled $2.0 million and $3.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three months ended March 31, 2014 and March 31, 2013 were as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Gross realized gains	$48	$309
Gross realized losses	(9)	—
Total	$39	$309

Gross realized losses for the three months ended March 31, 2013 reported in the preceding table excludes the realized loss on sale of Atlas Financial Holdings Inc. ("Atlas") common stock recorded during the first quarter of 2013. Refer to Note 7, "Investment in Investee," for further discussion.
Net investment income for the three months ended March 31, 2014 and March 31, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Investment income
Interest from fixed maturities	$272	$282
Dividends	32	253
Income from limited liability investments	22	50
Other	142	92
Gross investment income	468	677
Investment expenses	(55)	(97)
Net investment income	$413	$580
At March 31, 2014, fixed maturities and short-term investments with an estimated fair value of $13.4 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2014, the amount of such pledged securities was $17.4 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of PIH. The carrying value, estimated fair value and approximate voting and equity percentages for the Company's investment in the common stock of PIH, which is accounted for under the equity method of accounting and reported as investment in investee in the Company's consolidated balance sheets at March 31, 2014, were as follows:

(in thousands, except for percentages)
	March 31, 2014
	Voting percentage	Equity percentage	Estimated Fair Value	Carrying value
PIH	28.7%	28.7%	$8,000	$7,661

The fair value of the Company's investment in PIH at March 31, 2014 in the table above is calculated based on the initial public offering price of $8.00 per share.
Investment in investee formerly included the Company's investment in the preferred and restricted voting common stock of Atlas. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized gains (losses) on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.
Equity in net income of investee was zero and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company also recognized a decrease to shareholders' equity attributable to common shareholders of $0.1 million for the three months ended March 31, 2013, for the Company's pro rata share of its investee's accumulated other comprehensive income.
During the fourth quarter of 2013, the Company further reduced its investment in the common stock of Atlas. The Company's investment in Atlas common stock at March 31, 2014 is included in equity investments and reported at fair value of $1.8 million in the consolidated balance sheets.
NOTE 8 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses, net of ceding commission income, incurred related to successful efforts to acquire new or renewal insurance contracts and vehicle service agreements. Acquisition costs deferred on both property and casualty insurance products and vehicle service agreements are amortized over the period in which the related revenues are earned.
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Balance at January 1, net	$12,392	$14,102
Additions	7,274	9,172
Amortization	(6,064)	(10,589)
Acquisition costs disposed of during the year related to PIH	(1,043)	—
Balance at March 31, net	$12,559	$12,685

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$676	$4,242
Vehicle service agreement in-force	3,680	2,409	1,271
Customer-related relationships	3,611	441	3,170
Non-compete agreement	70	33	37
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,997	$48,504

(in thousands)		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$554	$4,364
Vehicle service agreement in-force	3,680	2,220	1,460
Customer-related relationships	3,611	344	3,267
Non-compete agreement	70	27	43
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,583	$48,918
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million and $0.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
The insurance licenses, renewal rights and trade name intangible assets have indefinite useful lives and are not amortized. The renewal rights intangible assets, recognized related to the acquisitions of Northeast Alliance Insurance Agency, LLC ("NEA") and Assigned Risk Solutions Ltd. ("ARS"), were originally being amortized on a straight-line basis over 10 to 15 years. As a result of the acquisition of ARS during 2010, the Company determined that it was necessary to re-examine the useful lives assigned to the renewal rights intangible assets due to the fact that NEA and ARS service the assigned risk business in the states of New York and New Jersey and operate in the New York voluntary markets where there is limited competition for the renewal rights. As a result of the review performed, the Company determined that there were no legal, regulatory, contractual, competitive, economic, or other factors limiting the useful life of the renewal rights intangible assets; therefore, effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and are no longer being amortized. The renewal rights had accumulated amortization of $15.4 million at December 31, 2010.
NOTE 10 ASSET HELD FOR SALE
As of March 31, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $6.3 million was classified as held for sale. At March 31, 2014, the carrying value of the property is equal to its fair value net of estimated selling costs.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2014 and March 31, 2013 were as follows:

(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period, gross	$84,534	$103,116
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,942	5,478
Balance at beginning of period, net	76,592	97,638
Incurred related to:
Current year	19,887	20,950
Prior years	(586)	(789)
Paid related to:
Current year	(6,268)	(8,210)
Prior years	(17,727)	(19,685)
Disposal of unpaid loss and loss adjustment expenses related to PIH	(405)	—
Balance at end of period, net	71,493	89,904
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	5,792	8,019
Balance at end of period, gross	$77,285	$97,923

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2014 and March 31, 2013 were as follows:

(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$3,128	$3,448
Incurred related to:
Current year	1,760	1,670
Prior years	—	—
Paid related to:
Current year	(1,699)	(1,756)
Prior years	(61)	(81)
Balance at end of period	$3,128	$3,281

NOTE 12 DEBT
Debt consists of the following instruments:

(in thousands)	March 31, 2014		December 31, 2013
	Principal	Fair Value	Principal	Fair Value
7.5% senior notes due 2014	$—	$—	$14,356	$14,356
LROC preferred units due 2015	14,291	14,291	14,854	14,854
Subordinated debt	90,500	28,471	90,500	28,471
Total	$104,791	$42,762	$119,710	$57,681

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At March 31, 2014, deferred interest payable of $13.9 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. During the three months ended March 31, 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 13 INCOME TAXES
Income tax expense (benefit) for the three months ended March 31, 2014 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses, a tax expense being recorded attributable to the Company's indefinite life intangible assets, a tax benefit being recorded for a Canadian income tax refund, a tax benefit being recorded for non-taxable dividend income, a state income tax expense being recorded, a tax expense being recorded for a loss on the disposal of a subsidiary and a tax expense being recorded for stock option expense. Income tax expense (benefit) for the three months ended March 31, 2013 varies from the amount that would result by applying the applicable United States income tax rate of 34% to loss before income tax expense (benefit) primarily due to a valuation allowance being applied to the Company's operating losses, a tax expense being recorded attributable to the Company's indefinite life intangible assets and a tax benefit being recorded for non-taxable dividend income.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2014 and December 31, 2013. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2014 and December 31, 2013 net deferred tax asset. The Company carries a deferred income tax liability of $4.5 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively, all of which relates to indefinite life intangible assets.
As of March 31, 2014 and December 31, 2013, the Company carried a liability for unrecognized tax benefits of $1.5 million and $3.2 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit).
NOTE 14 NET LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three months ended March 31, 2014 and March 31, 2013:

(in thousands)	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(1,006)	$(17,336)
Less: net income attributable to noncontrolling interests	(653)	(95)
Less: dividends on preferred stock	(53)	—
Net loss attributable to common shareholders	(1,712)	(17,431)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	16,430	13,149
Weighted average diluted shares
Weighted average common shares outstanding	16,430	13,149
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	16,430	13,149
Basic loss per common share	$(0.10)	$(1.33)
Diluted loss per common share	$(0.10)	$(1.33)
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a net loss for the three months ended March 31, 2014 and March 31, 2013, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2014:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	355,625	C$	18.35		—
Granted	611,875		$4.50
Exchanged and Cancelled	(351,875)	C$	18.12
Expired	(1,875)	C$	40.12
Forfeited	(1,875)	C$	40.12
Outstanding at March 31, 2014	611,875		$4.50	4.0	—
Exercisable at March 31, 2014	611,875		$4.50	4.0	—
The intrinsic value of a stock option grant is the difference between the March 31, 2014 market price for the Company's common shares and the exercise price of the option. The aggregate intrinsic value for the stock options outstanding at March 31, 2014 was zero. The aggregate intrinsic value for stock options exercisable at March 31, 2014 was zero.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the three months ended March 31, 2014 were as follows:

March 31, 2014
Risk-free interest rate	0.06% - 1.4%
Dividend yield	—
Expected volatility	0.4%
Expected term (in years)	0.78 - 4
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted stock to certain officers of the Company. The restricted stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The restricted stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at March 31, 2014 was $8.2 million. The grant-date fair value of restricted stock awards is determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested restricted stock for the three months ended March 31, 2014:

(in thousands, except for share data)
	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2013	—	—
Granted	$1,972,345	$4.14
Unvested at March 31, 2014	$1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures was $0.6 million and $0.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 16 SHAREHOLDERS' EQUITY
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
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.4 million after deducting expenses.
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
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem all outstanding Preferred Shares on April 1, 2021 for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption.

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and March 31, 2013 as relates to shareholders' equity attributable to common shareholders on the unaudited consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive income (loss), net of tax, only for the three months ended March 31, 2014 and March 31, 2013 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Loss of Investee	Total Accumulated Other Comprehensive Income

Balance, January 1, 2014	15,583	(5,982)	—	9,601

Other comprehensive income before reclassifications	1,276	44	—	1,320
Amounts reclassified from accumulated other comprehensive income	52	—	—	52
Net current-period other comprehensive income	1,328	44	—	1,372

Balance, March 31, 2014	16,911	(5,938)	—	10,973

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Loss of Investee	Total Accumulated Other Comprehensive Income

Balance, January 1, 2013	14,194	1,210	(642)	14,762

Other comprehensive (loss) income before reclassifications	(498)	26	(105)	(577)
Amounts reclassified from accumulated other comprehensive income	248	—	—	248
Net current-period other comprehensive (loss) income	(250)	26	(105)	(329)

Balance, March 31, 2013	13,944	1,236	(747)	14,433
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31,
	2014	2013
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains (losses)	$(52)	$(248)
Other-than-temporary impairment loss	—	—
Loss before income tax expense (benefit)	(52)	(248)
Income tax expense (benefit)	—	—
Net loss	$(52)	$(248)
NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a 28.7% interest in the common shares of PIH, which is reported as investment in investee in the consolidated balance sheets. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.

Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). In September 2013, Kingsway Reinsurance (Bermuda) Ltd., formerly included in Insurance Underwriting, was liquidated. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

The Company previously placed Amigo and UCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and UCC has entered into a comprehensive run-off plan which has been approved by its respective state of domicile. Kingsway continues to manage Amigo and UCC in a manner consistent with the run-off plans.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: ARS, IWS Acquisition Corporation ("IWS") and Trinity (collectively, "Insurance Services").
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
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the HVAC and refrigeration industry. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.
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
Revenue by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2014 and 2013 were:

(in thousands)	Three months ended March 31,
	2014	2013
Revenues:
Insurance Underwriting:
Net premiums earned	$27,806	$27,153
Other income	2,134	2,291
Total Insurance Underwriting	29,940	29,444
Insurance Services:
Service fee and commission income	14,724	13,124
Other income	99	86
Total Insurance Services	14,823	13,210
Total segment revenues	44,763	42,654
Net premiums earned not allocated to segments	4,114	915
Net investment income	413	580
Net realized gains (losses)	39	(1,409)
Other income not allocated to segments	(162)	(159)
Total revenues	$49,167	$42,581
The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

Segment operating income (loss) reconciled to the consolidated net loss for the three months ended March 31, 2014 and 2013 were:

(in thousands)	Three months ended March 31,
	2014	2013
Segment operating income (loss)
Insurance Underwriting	$257	$(3,045)
Insurance Services	1,914	1,916
Total segment operating income (loss)	2,171	(1,129)
Net investment income	413	580
Net realized gains (losses)	39	(1,409)
Other income and expenses not allocated to segments, net	(470)	(4,388)
Interest expense	(1,433)	(1,833)
Amortization of intangible assets	(414)	(558)
Contingent consideration expense	(267)	(155)
Gain (loss) on change in fair value of debt	563	(8,951)
Loss on disposal of subsidiary	(1,242)	—
Loss on buy-back of debt	—	(24)
Equity in net income of investee	—	255
Loss before income tax expense (benefit)	$(640)	$(17,612)
Income tax expense (benefit)	366	(276)
Net loss	$(1,006)	$(17,336)
Net premiums earned by line of business for the three months ended March 31, 2014 and 2013 were:

(in thousands)	Three months ended March 31,
	2014	2013
Insurance Underwriting:
Private passenger auto liability	$18,556	$18,661
Auto physical damage	9,250	7,843
Total non-standard automobile	27,806	26,504
Commercial auto liability	—	649
Total Insurance Underwriting	27,806	27,153
Net premiums earned not allocated to segments:
Allied lines	1,944	—
Homeowners	2,159	915
Other	11	—
Total net premiums not allocated to segments	$4,114	$915
Total net premiums earned	$31,920	$28,068
NOTE 19 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments. As part of the restructuring, the Company intends to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. Amigo has entered into a comprehensive run-off plan which has been approved by the Florida Office of Insurance Regulation. Kingsway continues to manage Amigo in a manner consistent with its filed run-off plan.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through March 31, 2014, the Company has incurred severance expense of $2.1 million, $2.0 million of which has been paid through March 31, 2014.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three months ended March 31, 2014 and March 31, 2013 is as follows:

(in thousands)		March 31, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	236	—	(127)	109
Lease abandonment	648	16	(92)	572
Total Insurance Underwriting	884	16	(219)	681
Insurance Services:
Lease abandonment	100	4	(15)	89
Total Insurance Services	100	4	(15)	89
Severance expense not allocated to segments	146	—	(146)	—
Total	1,130	20	(380)	770

(in thousands)		March 31, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	214	759	(487)	486
Lease abandonment	1,207	21	(89)	1,139
Total	1,421	780	(576)	1,625

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's LROC preferred units, senior unsecured debentures, subordinated debt and contingent consideration liabilities are measured and reported at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

Fixed maturities and equity investments - Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence. Fair values of equity investments are considered to approximate quoted market values based on the latest bid prices in active markets.
Debt - The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair value of senior unsecured debentures, for which no active market exists, was derived from quoted market prices of similar instruments or other third-party evidence.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration expense. The maximum the Company can pay in future contingent payments is $13.5 million, on an undiscounted basis.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 was as follows:

(in thousands)			March 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,765	$—	$15,765	$—
Canadian government	4,256	—	4,256	—
States municipalities and political subdivisions	6,256	—	6,256	—
Mortgage-backed	1,967	—	1,967	—
Asset-backed securities and collateralized mortgage obligations	4,491	—	4,491	—
Corporate	18,721	—	18,721	—
Total fixed maturities	51,456	—	51,456	—
Equity investments	9,982	9,982	—	—
Other investments	2,000	—	2,000	—
Short-term investments	401	—	401	—
Total assets	$63,839	$9,982	$53,857	$—

Liabilities:
LROC preferred units	14,291	14,291	—	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	$5,611	$—	$—	$5,611
Total liabilities	$48,373	$14,291	$28,471	$5,611

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$18,338	$—	$18,338	$—
Canadian government	4,082	—	4,082	—
States municipalities and political subdivisions	6,231	—	6,231	—
Mortgage-backed	2,006	—	2,006	—
Asset-backed securities and collateralized mortgage obligations	3,994	—	3,994	—
Corporate	19,500	—	19,500	—
Total fixed maturities	54,151	—	54,151	—
Equity investments	7,137	7,137	—	—
Other investments	3,000	—	3,000	—
Short-term investments	501	—	501	—
Total assets	$64,789	$7,137	$57,652	$—

Liabilities:
LROC preferred units	14,854	14,854	—	—
Senior unsecured debentures	14,356	—	14,356	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	5,344	—	—	5,344
Total liabilities	$63,025	$14,854	$42,827	$5,344

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2014 and March 31, 2013:

(in thousands)	Three months ended March 31,
	2014	2013
Contingent consideration:
Beginning balance	5,344	3,987
Change in fair value of contingent consideration included in net loss	267	155
Ending balance	5,611	4,142

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services.
On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At March 31, 2014, the Company has a note receivable of $1.5 million outstanding from FMG.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to the Company will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $6.0 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At March 31, 2014, the unfunded commitment was $1.5 million.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a 28.7% interest in the common shares of PIH, which is reported as investment in investee in the consolidated balance sheets. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.

Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. In September 2013, Kingsway Reinsurance (Bermuda) Ltd., formerly included in Insurance Underwriting, was liquidated. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting actively conducts business in 15 states. For the three months ended March 31, 2014, production in the following states represented 77.1% of the Company's gross premiums written: Florida (17.1%), Texas (17.1%), Illinois (15.3%) Colorado (10.1%), Nevada (9.2%) and California (8.3%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended March 31, 2014, non-standard automobile insurance accounted for 85.2% of the Company's gross premiums written.
The Company previously placed Amigo and UCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and UCC has entered into a comprehensive run-off plan which has been approved by its respective state of domicile. Kingsway continues to manage Amigo and UCC in a manner consistent with the run-off plans.
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
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.
NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are operating income (loss), gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Operating Income (Loss)
Operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax expense (benefit) which, in addition to operating income (loss), includes net investment income, net realized gains (losses), other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration expense, gain (loss) on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt and equity in net income of investee. A reconciliation of operating income (loss) to loss before income tax expense (benefit) for the three months ended March 31, 2014 and 2013 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
Underwriting Ratios
Kingsway, like many insurance companies, analyzes performance based on underwriting ratios such as loss and loss adjustment expense ratio, expense ratio and combined ratio. The loss and loss and adjustment expense ratio is derived by dividing the amount of net loss and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of commissions and premium taxes, general and administrative expenses and policy fee income by net premiums earned. The combined ratio is the sum of the loss and loss adjustment expense ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates underwriting loss.

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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report. There has been no material change subsequent to December 31, 2013 to the information previously disclosed in the 2013 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net loss for the three months ended March 31, 2014 and 2013 is presented in Table 1 below:
Table 1 Segment Income (Loss)
For the three months ended March 31 (in millions of dollars)

	For the three months ended March 31,
	2014	2013	Change
Segment operating income (loss)
Insurance Underwriting	0.3	(3.0)	3.3
Insurance Services	1.9	1.9	—
Total segment operating income (loss)	2.2	(1.1)	3.3
Net investment income	0.4	0.6	(0.2)
Net realized gains (losses)	—	(1.4)	1.4
Other income and expenses not allocated to segments, net	(0.5)	(4.4)	3.9
Interest expense	(1.4)	(1.8)	0.4
Amortization of intangible assets	(0.4)	(0.6)	0.2
Contingent consideration expense	(0.3)	(0.2)	(0.1)
Gain (loss) on change in fair value of debt	0.6	(9.0)	9.6
Loss on disposal of subsidiary	(1.2)	—	(1.2)
Equity in net income of investee	—	0.3	(0.3)
Loss before income tax expense (benefit)	(0.6)	(17.6)	17.0
Income tax expense (benefit)	0.4	(0.3)	0.7
Net loss	(1.0)	(17.3)	16.3

KINGSWAY FINANCIAL SERVICES INC.

Net Loss
In the first quarter of 2014, we incurred a net loss of $1.0 million compared to a net loss of $17.3 million in the first quarter of 2013. The net loss for the three months ended March 31, 2014 is attributable to corporate general expenses, interest expense, and loss on disposal of subsidiary, offset by operating income in Insurance Services and a gain on the change in fair value of debt. The net loss for the three months ended March 31, 2013 is due to operating losses in Insurance Underwriting, corporate general expenses, interest expense and loss on the change in fair value of debt, offset by operating income in Insurance Services.
Insurance Underwriting
For the three months ended March 31, 2014, Insurance Underwriting gross premiums written were $32.7 million compared to $43.1 million for the three months ended March 31, 2013, representing a 24.1% decrease. Net premiums written increased 15.7% to $36.8 million for the three months ended March 31, 2014 compared with $31.8 million for the three months ended March 31, 2013. Net premiums earned increased 2.2% to $27.8 million for the three months ended March 31, 2014 compared with $27.2 million for the three months ended March 31, 2013.
The decrease in gross premiums written is the result of a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The increase in net premiums written and earned is due to increased premium volumes at Mendota and Mendakota as a result of the termination of their quota share reinsurance agreement effective January 1, 2014, offset by decreased premium volumes at Amigo as a result of their run-off plan.
The Insurance Underwriting operating income increased to $0.3 million for the three months ended March 31, 2014 compared to a loss of $3.0 million for the three months ended March 31, 2013. The increase in operating income for the three months ended March 31, 2014 is primarily attributed to a decrease in commissions, general expenses and restructuring expenses during the first quarter of 2014 compared to the first quarter of 2013.
The Insurance Underwriting loss and loss adjustment expense ratio for the first quarter of 2014 was 68.0% compared to 67.5% for the first quarter of 2013. The increase in the loss and loss adjustment expense ratio for the three months ended March 31, 2014 is primarily due to the increase in unpaid loss and loss adjustment expenses recorded for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
The Insurance Underwriting expense ratio was 31.4% for the first quarter of 2014 compared to 43.8% for the first quarter of 2013. The decrease in the expense ratio for the three months ended March 31, 2014 is primarily due to the termination of the quota share treaty at Mendota in addition to an overall reduction in general expenses and restructuring expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.0 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.
The Insurance Underwriting combined ratio was 99.4% in the first quarter 2014 compared with 111.3% in the first quarter of 2013, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 12.2% to $14.7 million for the three months ended March 31, 2014 compared with $13.1 million for the three months ended March 31, 2013. This increase was primarily driven by the inclusion of Trinity in first quarter of 2014 following its acquisition during the second quarter of 2013. The Insurance Services operating income was $1.9 million for the three months ended March 31, 2014 compared with $1.9 million for the three months ended March 31, 2013.
Net Investment Income
Net investment income was $0.4 million in the first quarter of 2014 compared to $0.6 million in the first quarter of 2013. The decrease for the three months ended March 31, 2014 is primarily a result of a decline in the Company's fixed maturities, which resulted from reduced volumes of business in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains (Losses)
The Company incurred net realized gains in the first quarter of 2014 of $0.0 million compared to net realized losses of $1.4 million in the first quarter of 2013. The net realized gains in 2014 resulted from the liquidation of equity investments and fixed maturities in Insurance Underwriting. The net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock during the first quarter of 2013. As more fully described in Note 7, "Investment in Investee," to the

KINGSWAY FINANCIAL SERVICES INC.

unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $0.5 million in the first quarter of 2014 compared to $4.4 million in the first quarter of 2013. The decrease in net expense for the three months ended March 31, 2014 is primarily due $3.8 million more of income related to PIH for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As further discussed in Note 5, "Acquisition and Disposition," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Interest Expense
Interest expense for the first quarter of 2014 was $1.4 million compared to $1.8 million in the first quarter of 2013. The decrease is attributable to the partial redemption in October 2013 and the redemption in February 2014 of the remaining outstanding principal balance on the senior unsecured debentures due February 1, 2014.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million for the first quarter of 2014 compared to $0.6 million in the first quarter of 2013. The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three months ended March 31, 2014 compared to the same period in 2013. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.3 million for the first quarter of 2014 compared to $0.2 million in the first quarter of 2013. The increase is due to the inclusion of expense related to the Trinity contingent consideration liability acquired during the second quarter of 2013. See Note 5, "Acquisition and Disposition," to the unaudited consolidated interim financial statements, for further details.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $0.6 million in the first quarter of 2014 compared to a loss of $9.0 million in the first quarter of 2013. The gain for the first quarter of 2014 is due to a decrease in the fair value of the Company's LROC preferred units, whereas the 2013 loss for the first quarter is due to an increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million for the three months ended March 31, 2014. See Note 5, "Acquisition and Disposition," to the unaudited consolidated interim financial statements, for further details.
Equity in Net Income of Investee
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
Income Tax Expense (Benefit)

Income tax expense for the first quarter of 2014 was $0.4 million compared to income tax benefit of $0.3 million in the first quarter of 2013. The increase in income tax expense for the three months ended March 31, 2014 is primarily attributable to a valuation

KINGSWAY FINANCIAL SERVICES INC.

allowance tax benefit adjustment recorded in 2013, an increase in state income tax expense recorded in 2014 and a tax benefit recorded in 2014 for a Canadian income tax refund.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At March 31, 2014, we held cash and cash equivalents and investments with a carrying value of $140.6 million. As of March 31, 2014, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	March 31, 2014	% of Total	December 31, 2013	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	15.8	11.2%	18.4	11.0%
Canadian government	4.2	3.0%	4.1	2.4%
States municipalities and political subdivisions	6.2	4.5%	6.2	3.7%
Mortgage-backed	2.0	1.4%	2.0	1.2%
Asset-backed securities and collateralized mortgage obligations	4.5	3.2%	4.0	2.4%
Corporate	18.7	13.3%	19.5	11.6%
Total fixed maturities	51.4	36.6%	54.2	32.3%
Common stock	10.0	7.1%	7.1	4.2%
Limited liability investments	4.7	3.3%	4.4	2.6%
Other investments	2.0	1.4%	3.0	1.8%
Short-term investments	0.4	0.3%	0.5	0.3%
Total investments	68.5	48.7%	69.2	41.2%
Cash and cash equivalents	72.1	51.3%	98.6	58.8%
Total	140.6	100.0%	167.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2014 and December 31, 2013.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	March 31, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	17.6	34.2%	14.1	26.0%
Due in one through five years	31.3	60.9%	36.6	67.5%
Due after five through ten years	0.6	1.2%	1.5	2.8%
Due after ten years	1.9	3.7%	2.0	3.7%
Total	51.4	100.0%	54.2	100.0%

KINGSWAY FINANCIAL SERVICES INC.

At March 31, 2014, 95.1% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given our U.S. operations typically invest in U.S. dollar denominated instruments and maintain a relatively insignificant investment in equity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates.
Because the investments portfolio is comprised of primarily fixed maturity instruments that are usually held to maturity, periodic changes in interest rate levels generally impact our financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market values of the existing fixed maturities will generally decrease. The reverse is true during periods of declining interest rates.
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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 93.2% of those investments rated 'A' or better at March 31, 2014. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	March 31, 2014	December 31, 2013
AAA/Aaa	52.2%	52.6%
AA/Aa	9.9	11.4
A/A	31.1	29.6
Percentage rated A/A2 or better	93.2%	93.6%
BBB/Baa	6.8	6.4
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2014 and March 31, 2013.
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

KINGSWAY FINANCIAL SERVICES INC.

unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At March 31, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $0.3 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of March 31, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at March 31, 2014 and December 31, 2013.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	March 31, 2014	March 31, 2014	December 31, 2013
Real estate held through LP	1.5	4.4	4.1
Other	—	0.3	0.3
Total	1.5	4.7	4.4
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	March 31, 2014	December 31, 2013
Non-standard automobile	68.3	75.5
Commercial automobile	6.2	6.7
Other	2.8	2.3
Total	77.3	84.5

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	March 31, 2014	December 31, 2013
Non-standard automobile	62.7	67.8
Commercial automobile	6.0	6.4
Other	2.8	2.4
Total	71.5	76.6
Non-Standard Automobile
At March 31, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $68.3 million and $75.5 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off.
Commercial Automobile
At March 31, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $6.2 million and $6.7 million, respectively. The decrease primarily reflects the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off as well as the payment of claims related to UCC's continuing voluntary run-off.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Decrease in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended March 31,
	2014	2013
Favorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(0.6)	(0.8)
For the three months ended March 31, 2014, the Company reported $0.6 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years. For the three months ended March 31, 2013, the Company reported $0.8 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years. The favorable development reported for the three months ended March 31, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo. The favorable development reported for the three months ended March 31, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC.
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
See the “Critical Accounting Estimates and Assumptions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.

KINGSWAY FINANCIAL SERVICES INC.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.
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
Cash Flows
During the three months ended March 31, 2014, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $8.9 million. This use of cash can be explained primarily by the net loss of $1.0 million; the decrease in unearned premiums reserve of $7.6 million, primarily due to the disposal of PIH; and the decrease in the provision for unpaid loss and loss adjustment expenses of $7.2 million; offset by the increase in prepaid reinsurance premiums of $6.7 million as a result of the termination of the quota share reinsurance agreement at Mendota and Mendakota effective January 1, 2014.
During the three months ended March 31, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $9.6 million. This use of cash was driven primarily by the acquisition of investee and purchases of fixed maturities and equity investments in excess of proceeds from sales and maturities of fixed maturities and equity investments. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the three months ended March 31, 2014, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $8.0 million. This use of cash is attributed to the net proceeds received from the Company's private placement of $6.4 million, as further discussed in Note 16, "Shareholders' Equity," to the unaudited consolidated interim financial statements, offset by the redemption of $14.4 million of par value of senior unsecured debentures due February 1, 2014.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the three months ended March 31, 2014 was $26.5 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2014, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.4 million after deducting expenses.
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
Debt Buy-backs
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during the first quarter of 2014. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with

KINGSWAY FINANCIAL SERVICES INC.

a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of March 31, 2014, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2013 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

4.1
Excerpt of the Articles of Amendment to the Articles of Incorporation of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 27, 2013 and incorporated by reference herein).

4.2	Form of Common Stock Series C Warrant Agreement (included as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 27, 2013 and incorporated by reference herein).

10.1	Form of Subscription Agreement (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2013 and incorporated by reference herein).

10.2
Registration Rights Agreement, dated February 3, 2014, by and among the Company and the other parties signatory thereto (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 4, 2014 and incorporated by reference herein).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 8, 2014	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 8, 2014	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

