Form 10-Q
period 2014-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2014-08-08
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 8, 2014 was 16,429,761.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $51,196 and $53,455, respectively)	$51,784	$54,151
Equity investments, at fair value (cost of $12,356 and $3,554, respectively)	16,707	7,137
Limited liability investments	6,935	4,406
Other investments, at cost which approximates fair value	2,000	3,000
Short-term investments, at cost which approximates fair value	401	501
Total investments	77,827	69,195
Cash and cash equivalents	67,520	98,589
Accrued investment income	980	614
Premiums receivable, net of allowance for doubtful accounts of $1,889 and $2,123, respectively	30,044	32,035
Service fee receivable, net of allowance for doubtful accounts of $245 and $0, respectively	23,489	19,012
Other receivables, net of allowance for doubtful accounts of $1,061 and $1,062, respectively	9,450	4,097
Reinsurance recoverable	5,852	10,335
Prepaid reinsurance premiums	102	6,816
Deferred acquisition costs, net	12,625	12,392
Property and equipment, net of accumulated depreciation of $16,160 and $15,848, respectively	1,421	1,662
Goodwill	10,588	10,588
Intangible assets, net of accumulated amortization of $19,406 and $18,583, respectively	48,095	48,918
Other assets	3,909	4,039
Asset held for sale	5,167	6,347
Total Assets	$297,069	$324,639
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$72,658	$84,534
Vehicle service agreements	3,052	3,128
Total unpaid loss and loss adjustment expenses	75,710	87,662
Unearned premiums	38,176	48,577
Reinsurance payable	96	1,033
LROC preferred units, at fair value	14,806	14,854
Senior unsecured debentures, at fair value	—	14,356
Subordinated debt, at fair value	35,754	28,471
Deferred income tax liability	4,738	4,173
Deferred service fees	50,277	48,788
Income taxes payable	246	2,984
Accrued expenses and other liabilities	39,143	36,821
Total Liabilities	$258,946	$287,719
Shareholders' Equity:
Class A preferred stock, no par value; unlimited number authorized; 262,876 and zero issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$6,343	$—
Common stock, no par value; unlimited number authorized; 16,429,761 and 16,429,761 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	325,631	324,803
Accumulated deficit	(305,636)	(298,930)
Accumulated other comprehensive income	10,366	9,601
Shareholders' equity attributable to common shareholders	36,704	35,474
Noncontrolling interests in consolidated subsidiaries	1,419	1,446
Total Shareholders' Equity	38,123	36,920
Total Liabilities and Shareholders' Equity	$297,069	$324,639
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$28,755	$28,297	$60,675	$56,365
Service fee and commission income	13,926	12,052	28,650	25,176
Net investment income	341	816	754	1,396
Net realized gains (losses)	5,091	32	5,130	(1,377)
Other-than-temporary impairment loss	—	(1,800)	—	(1,800)
Other income	2,467	2,174	4,538	4,392
Total revenues	50,580	41,571	99,747	84,152
Expenses:
Loss and loss adjustment expenses	21,794	24,615	42,855	46,446
Commissions and premium taxes	5,532	5,171	12,085	11,883
Cost of services sold	937	146	1,793	146
General and administrative expenses	17,625	19,988	36,149	39,592
Restructuring expense	(54)	147	(34)	927
Interest expense	1,364	1,927	2,797	3,760
Amortization of intangible assets	409	508	823	1,066
Contingent consideration expense	267	155	534	310
Impairment of asset held for sale	1,180	1,446	1,180	1,446
Total expenses	49,054	54,103	98,182	105,576
Income (loss) before (loss) gain on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt, equity in net income of investee and income tax benefit	1,526	(12,532)	1,565	(21,424)
(Loss) gain on change in fair value of debt	(7,799)	2,338	(7,236)	(6,613)
Loss on disposal of subsidiary	—	—	(1,242)	—
Loss on buy-back of debt	—	—	—	(24)
Equity in net income of investee	—	—	—	255
Loss before income tax benefit	(6,273)	(10,194)	(6,913)	(27,806)
Income tax benefit	(799)	(525)	(433)	(801)
Net loss	(5,474)	(9,669)	(6,480)	(27,005)
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(558)	617	95	712
Less: dividends on preferred stock	82	—	135	—
Net loss attributable to common shareholders	$(4,998)	$(10,286)	$(6,710)	$(27,717)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.30)	$(0.78)	$(0.41)	$(2.11)
Diluted:	(0.30)	(0.78)	(0.41)	(2.11)
Weighted average shares outstanding (in ‘000s):
Basic:	16,430	13,149	16,430	13,149
Diluted:	16,430	13,149	16,430	13,149
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(5,474)	$(9,669)	$(6,480)	$(27,005)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(1,906)	1,639	(680)	1,136
Reclassification adjustment for amounts included in net loss	1,287	34	1,339	282
Foreign currency translation adjustments	3	(2)	(15)	(1)
Equity in other comprehensive income of investee	—	747	—	642
Other comprehensive (loss) income	(616)	2,418	644	2,059
Comprehensive loss	(6,090)	(7,251)	(5,836)	(24,946)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(568)	605	(27)	671
Comprehensive loss attributable to common shareholders	$(5,522)	$(7,856)	$(5,809)	$(25,617)
(1) Net of income tax benefit of $0 and $0 for the three and six months ended June 30, 2014 and June 30, 2013, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(6,480)	$(27,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of investee	—	(255)
Equity in net income of limited liability investments	(25)	(155)
Depreciation and amortization	1,368	1,885
Contingent consideration expense	534	310
Stock based compensation expense, net of forfeitures	828	67
Net realized (gains) losses	(5,130)	1,377
Loss on change in fair value of debt	7,236	6,613
Deferred income taxes	741	(136)
Other than temporary impairment loss	—	1,800
Amortization of fixed maturities premiums and discounts	377	1,906
Loss on disposal of subsidiary	1,242	—
Impairment of asset held for sale	1,180	1,446
Realized loss on buy-back of debt	—	24
Changes in operating assets and liabilities:
Premiums and service fee receivable	(2,486)	(3,406)
Other receivables	(5,353)	(102)
Reinsurance recoverable	4,483	(6,576)
Prepaid reinsurance premiums	6,714	(4,519)
Deferred acquisition costs	(233)	2,305
Unpaid loss and loss adjustment expenses	(11,952)	(6,721)
Unearned premiums	(10,401)	2,261
Reinsurance payable	(937)	2,664
Deferred service fees	1,489	211
Other, net	535	414
Net cash used in operating activities	(16,270)	(25,592)
Investing activities:
Proceeds from sales and maturities of fixed maturities	11,210	10,878
Proceeds from sales of equity investments	5,703	377
Proceeds from sales of other investments	1,000	—
Proceeds from sales of investment in investee	—	13,638
Purchase of fixed maturities	(12,368)	(4,892)
Purchase of equity investments	(9,430)	(23)
Net acquisition of limited liability investments	(2,494)	(588)
Purchase of other investments	—	(1,031)
Net purchases of short-term investments	(103)	(325)
Acquisition of business, net of cash acquired	—	(1,052)
Net purchases of property and equipment	(304)	(269)
Net cash (used in) provided by investing activities	(6,786)	16,713
Financing activities:
Proceeds from issuance of preferred stock, net	6,343	—
Redemption of senior unsecured debentures	(14,356)	(583)
Net cash used in financing activities	(8,013)	(583)
Net decrease in cash and cash equivalents	(31,069)	(9,462)
Cash and cash equivalents at beginning of period	98,589	80,813
Cash and cash equivalents at end of period	$67,520	$71,351
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. ASC 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. Insurance contracts are not within the scope of ASU 2014-09, therefore this standard would not apply to the Company's Insurance Underwriting segment. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

NOTE 5 ACQUISITION AND DISPOSITIONS
(a)     Acquisition
Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity Warranty Solutions LLC ("Trinity"), acquired certain intangible assets and liabilities of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. As further discussed in Note 17, "Segmented Information," Trinity is included in the Insurance Services segment. Trinity is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC") and refrigeration industry.
This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2013, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $1.1 million was recognized in addition to $0.5 million of a separately identifiable intangible asset for customer-related relationships. The fair value analysis performed resulted in the establishment of a $0.6 million liability effective May 22, 2013 related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2023, are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of June 30, 2014, the recorded value of the contingent payment liability is $0.9 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.
(b)     Dispositions
1347 Property Insurance Holdings, Inc.:
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Total consideration to the Company as a result of this transaction was $7.7 million, consisting of a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million during the first quarter of 2014. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. At March 31, 2014, the Company's investment in the common stock of PIH was reported as investment in investee in the consolidated balance sheets.
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. Accordingly, the Company's investment in PIH common stock is included in equity investments and reported at its fair value of $8.9 million in the consolidated balance sheets at June 30, 2014.
Investment in Atlas Financial Holdings, Inc.:
The Company formerly held an investment in the preferred and restricted voting common stock of Atlas Financial Holdings, Inc. ("Atlas") that was recorded as investment in investee in the consolidated balance sheets. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized gains (losses) on the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.
Equity in net income of investee was zero and $0.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of $0.7 million and $0.6 million for the three and six months ended June 30, 2013, respectively, for the Company's pro rata share of its investee's accumulated other comprehensive income.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

During the fourth quarter of 2013, the Company further reduced its investment in the common stock of Atlas. The Company's investment in Atlas common stock at June 30, 2014 is included in equity investments and reported at fair value of $2.0 million in the consolidated balance sheets.
NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at June 30, 2014 and December 31, 2013 are summarized in the tables shown below:

(in thousands)	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$12,822	$475	$6	$13,291
Canadian government	4,576	—	204	4,372
States municipalities and political subdivisions	6,110	117	—	6,227
Mortgage-backed	2,755	20	1	2,774
Asset-backed securities and collateralized mortgage obligations	5,892	7	—	5,899
Corporate	19,041	195	15	19,221
Total fixed maturities	51,196	814	226	51,784
Equity investments:
Common stock	12,148	4,242	30	16,360
Warrants	208	139	—	347
Total equity investments	12,356	4,381	30	16,707
Total fixed maturities and equity investments	$63,552	$5,195	$256	$68,491

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,777	$591	$30	$18,338
Canadian government	4,235	—	153	4,082
States municipalities and political subdivisions	6,126	105	—	6,231
Mortgage-backed	1,993	15	2	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	1	3	3,994
Corporate	19,328	183	11	19,500
Total fixed maturities	53,455	895	199	54,151
Equity investments:
Common stock	3,554	3,623	40	7,137
Total fixed maturities and equity investments	$57,009	$4,518	$239	$61,288

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

The table below summarizes the Company's fixed maturities at June 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,130	$16,999
Due after one year through five years	26,792	27,388
Due after five years through ten years	4,456	4,555
Due after ten years	2,818	2,842
Total	$51,196	$51,784

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of June 30, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,271	$6	$634	$—	$1,905	$6
Canadian government	—	—	4,372	204	4,372	204
Mortgage-backed	548	1	—	—	548	1
Asset-backed securities and collateralized mortgage obligations	150	—	—	—	150	—
Corporate	2,579	15	—	—	2,579	15
Total fixed maturities	4,548	22	5,006	204	9,554	226
Equity investments:
Common stock	918	30	—	—	918	30
Total	$5,466	$52	$5,006	$204	$10,472	$256

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,008	$30	$—	$—	$4,008	$30
Canadian government	—	—	4,082	153	4,082	153
Mortgage-backed	919	2	—	—	919	2
Asset-backed securities and collateralized mortgage obligations	3,474	3	—	—	3,474	3
Corporate	408	1	—	10	408	11
Total fixed maturities	8,809	36	4,082	163	12,891	199
Equity investments:
Common stock	969	35	1	5	970	40
Total	$9,778	$71	$4,083	$168	$13,861	$239
Fixed maturities and equity investments contain approximately 17 and 27 individual investments that were in unrealized loss positions as of June 30, 2014 and December 31, 2013, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and six months ended June 30, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

related to its investment in Atlas preferred stock of $1.8 million for the three and six months ended June 30, 2013. There were no write-downs related to fixed maturities or other investments for the three and six months ended June 30, 2013.
There were no other-than-temporary losses recognized in other comprehensive (loss) income for the three and six months ended June 30, 2014 and June 30, 2013.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of June 30, 2014 and December 31, 2013, the carrying value of limited liability investments totaled $6.9 million and $4.4 million, respectively. At June 30, 2014, the Company has unfunded commitments totaling $0.5 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include collateral loans and are reported at their unpaid principal balance. As of June 30, 2014 and December 31, 2013, the carrying value of other investments totaled $2.0 million and $3.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and six months ended June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross realized gains	$5,091	$64	$5,139	$373
Gross realized losses	—	(32)	(9)	(32)
Total	$5,091	$32	$5,130	$341

Gross realized losses for the six months ended June 30, 2013 reported in the preceding table excludes the realized loss of $1.7 million on the sale of Atlas common stock recorded during the first quarter of 2013. At the time this loss was incurred, the Atlas common stock was classified as investment in investee. Refer to Note 5, "Acquisition and Dispositions," for further discussion.
Net investment income for the three and six months ended June 30, 2014 and June 30, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income
Interest from fixed maturities	$271	$368	$543	$650
Dividends	54	237	86	490
Income from limited liability investments	3	105	25	155
Other	86	167	228	259
Gross investment income	414	877	882	1,554
Investment expenses	(73)	(61)	(128)	(158)
Net investment income	$341	$816	$754	$1,396
At June 30, 2014, fixed maturities and short-term investments with an estimated fair value of $12.0 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At June 30, 2014, the amount of such pledged securities was $15.1 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

NOTE 7 DEFERRED ACQUISITION COSTS
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
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance, net	$12,559	$12,685	$12,392	$14,102
Additions	6,827	6,595	14,101	15,767
Amortization	(6,761)	(7,483)	(12,825)	(18,072)
Acquisition costs disposed of during the year related to PIH	—	—	(1,043)	—
Balance at June 30, net	$12,625	$11,797	$12,625	$11,797
NOTE 8 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		June 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$799	$4,119
Vehicle service agreements in-force	3,680	2,598	1,082
Customer-related relationships	3,611	532	3,079
Non-compete agreement	70	39	31
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$19,406	$48,095

(in thousands)		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$554	$4,364
Vehicle service agreements in-force	3,680	2,220	1,460
Customer-related relationships	3,611	344	3,267
Non-compete agreement	70	27	43
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,583	$48,918

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million and $0.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively ($0.8 million and $1.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively).
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
NOTE 9 ASSET HELD FOR SALE
As of June 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the three months ended June 30, 2014 and June 30, 2013, the Company recorded write-downs of $1.2 million and $1.4 million, respectively, related to the asset held for sale. At June 30, 2014, the carrying value of the property is equal to its fair value net of estimated selling costs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	June 30, 2014	June 30, 2013
Balance at beginning of period, gross	$84,534	$103,116
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,942	5,478
Balance at beginning of period, net	76,592	97,638
Incurred related to:
Current year	40,286	43,992
Prior years	(866)	(834)
Paid related to:
Current year	(19,961)	(20,116)
Prior years	(27,361)	(31,897)
Disposal of unpaid loss and loss adjustment expenses related to PIH	(405)	—
Balance at end of period, net	68,285	88,783
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	4,373	7,920
Balance at end of period, gross	$72,658	$96,703
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	June 30, 2014	June 30, 2013
Balance at beginning of period	$3,128	$3,448
Incurred related to:
Current year	3,435	3,288
Prior years	—	—
Paid related to:
Current year	(3,450)	(3,515)
Prior years	(61)	(81)
Balance at end of period	$3,052	$3,140

NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	June 30, 2014		December 31, 2013
	Principal	Fair Value	Principal	Fair Value
7.5% senior notes due 2014	$—	$—	$14,356	$14,356
LROC preferred units due 2015	14,806	14,806	14,854	14,854
Subordinated debt	90,500	35,754	90,500	28,471
Total	$105,306	$50,560	$119,710	$57,681

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At June 30, 2014, deferred interest payable of $15.0 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. No debt repurchases were made during the three and six months ended June 30, 2014. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. No debt repurchases were made during the three months ended June 30, 2013.
NOTE 12 INCOME TAXES
Income tax benefit for the three and six months ended June 30, 2014 and June 30, 2013, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income tax benefit at United States statutory income tax rate	(2,133)	(3,466)	(2,350)	(9,454)
Valuation allowance	2,476	2,891	2,460	9,265
Change in unrecognized tax benefits	(1,082)	—	(1,024)	—
Non-taxable dividend income	(415)	4	(830)	(847)
Indefinite life intangibles	283	280	566	548
Prior year tax	—	(710)	(341)	(710)
Other	72	476	1,086	397
Income tax benefit	(799)	(525)	(433)	(801)
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2014 and December 31, 2013. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2014 and December 31, 2013 net deferred tax asset. The Company carries a deferred income tax liability of $4.7 million and $4.2 million at June 30, 2014 and December 31, 2013, respectively, all of which relates to indefinite life intangible assets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

As of June 30, 2014 and December 31, 2013, the Company carried a liability for unrecognized tax benefits of $0.4 million and $3.2 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax benefit.
NOTE 13 NET LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and six months ended June 30, 2014 and June 30, 2013:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,474)	$(9,669)	(6,480)	(27,005)
Plus (less): net loss (income) attributable to noncontrolling interests	558	(617)	(95)	(712)
Less: dividends on preferred stock	(82)	—	(135)	—
Net loss attributable to common shareholders	(4,998)	(10,286)	(6,710)	(27,717)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	16,430	13,149	16,430	13,149
Weighted average diluted shares
Weighted average common shares outstanding	16,430	13,149	16,430	13,149
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	16,430	13,149	16,430	13,149
Basic loss per common share	$(0.30)	$(0.78)	$(0.41)	$(2.11)
Diluted loss per common share	$(0.30)	$(0.78)	$(0.41)	$(2.11)
Net loss per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a net loss for the three and six months ended June 30, 2014 and June 30, 2013, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

NOTE 14 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2014:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	355,625	C$	18.35		—
Granted	611,875		$4.50
Exchanged and Cancelled	(351,875)	C$	18.12
Expired	(1,875)	C$	40.12
Forfeited	(1,875)	C$	40.12
Outstanding at June 30, 2014	611,875		$4.50	3.7	1,083
Exercisable at June 30, 2014	611,875		$4.50	3.7	1,083
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2014 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the six months ended June 30, 2014 were as follows:

June 30, 2014
Risk-free interest rate	0.06% - 1.4%
Dividend yield	—
Expected volatility	0.4%
Expected term (in years)	0.78 - 4
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted stock to certain officers of the Company. The restricted stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The restricted stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at June 30, 2014 was $8.0 million. The grant-date fair value of restricted stock awards is determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested restricted stock for the six months ended June 30, 2014:

(in thousands, except for share data)
	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2013	—	—
Granted	1,972,345	$4.14
Unvested at June 30, 2014	1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures was $0.2 million and $0.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively ($0.8 million and $0.1 million, respectively, year to date).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

NOTE 15 SHAREHOLDERS' EQUITY
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
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
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
On July 8, 2014, the holders of the Company's series B warrants approved certain amendments to the terms of the Series B Warrant Agreement dated September 16, 2013. The Series B Warrant Agreement Amendments permit the Company to issue up to 1,642,975 additional Series B Warrants and complete the Series C Warrant Exchange. Under the Series C Warrant Exchange, each class C purchase warrant is automatically exchanged for a Series B Warrant.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2014 and June 30, 2013 as relates to shareholders' equity attributable to common shareholders on the unaudited consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2014 and June 30, 2013 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended June 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Loss of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$16,911	$(5,938)	$—	$10,973

Other comprehensive (loss) income before reclassifications	(1,897)	3	—	(1,894)
Amounts reclassified from accumulated other comprehensive income	1,287	—	—	1,287
Net current-period other comprehensive (loss) income	(610)	3	—	(607)

Balance at June 30, 2014	$16,301	$(5,935)	$—	$10,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(in thousands)		Three months ended June 30, 2013
	Unrealized Gains on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive (Loss) Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$13,944	$1,236	$(747)	$14,433

Other comprehensive income (loss) before reclassifications	1,650	(2)	747	2,395
Amounts reclassified from accumulated other comprehensive income	34	—	—	34
Net current-period other comprehensive income (loss)	1,684	(2)	747	2,429

Balance at June 30, 2013	$15,628	$1,234	$—	$16,862

(in thousands)		Six months ended June 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Loss of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$15,583	$(5,982)	$—	$9,601

Other comprehensive (loss) income before reclassifications	(621)	47	—	(574)
Amounts reclassified from accumulated other comprehensive income	1,339	—	—	1,339
Net current-period other comprehensive income	718	47	—	765

Balance at June 30, 2014	$16,301	$(5,935)	$—	$10,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(in thousands)		Six months ended June 30, 2013
	Unrealized Gains on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive (Loss) Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$14,194	$1,210	$(642)	$14,762

Other comprehensive income before reclassifications	1,152	24	642	1,818
Amounts reclassified from accumulated other comprehensive income	282	—	—	282
Net current-period other comprehensive income	1,434	24	642	2,100

Balance at June 30, 2013	$15,628	$1,234	$—	$16,862
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains (losses)	$(1,287)	$(34)	$(1,339)	$(282)
Other-than-temporary impairment loss	—	—	—	—
Loss before income tax benefit	(1,287)	(34)	(1,339)	(282)
Income tax benefit	—	—	—	—
Net loss	$(1,287)	$(34)	$(1,339)	$(282)
NOTE 17 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

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
Revenue by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2014 and 2013 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Insurance Underwriting:
Net premiums earned	$28,755	$27,603	$56,561	$54,756
Other income	2,113	2,416	4,247	4,707
Total Insurance Underwriting	30,868	30,019	60,808	59,463
Insurance Services:
Service fee and commission income	13,926	12,052	28,650	25,176
Other income	90	89	189	175
Total Insurance Services	14,016	12,141	28,839	25,351
Total segment revenues	44,884	42,160	89,647	84,814
Net premiums earned not allocated to segments	—	694	4,114	1,609
Net investment income	341	816	754	1,396
Net realized gains (losses)	5,091	32	5,130	(1,377)
Other-than-temporary impairment loss	—	(1,800)	—	(1,800)
Other income not allocated to segments	264	(331)	102	(490)
Total revenues	$50,580	$41,571	$99,747	$84,152

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating income (loss) reconciled to the consolidated net loss for the three and six months ended June 30, 2014 and 2013 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment operating income (loss)
Insurance Underwriting	$299	$(4,512)	$556	$(7,557)
Insurance Services	1,181	511	3,095	2,427
Total segment operating income (loss)	1,480	(4,001)	3,651	(5,130)
Net investment income	341	816	754	1,396
Net realized gains (losses)	5,091	32	5,130	(1,377)
Other-than-temporary impairment loss	—	(1,800)	—	(1,800)
Other income and expenses not allocated to segments, net	(2,166)	(3,543)	(2,636)	(7,931)
Interest expense	(1,364)	(1,927)	(2,797)	(3,760)
Amortization of intangible assets	(409)	(508)	(823)	(1,066)
Contingent consideration expense	(267)	(155)	(534)	(310)
Impairment of asset held for sale	(1,180)	(1,446)	(1,180)	(1,446)
(Loss) gain on change in fair value of debt	(7,799)	2,338	(7,236)	(6,613)
Loss on disposal of subsidiary	—	—	(1,242)	—
Loss on buy-back of debt	—	—	—	(24)
Equity in net income of investee	—	—	—	255
Loss before income tax benefit	$(6,273)	$(10,194)	$(6,913)	$(27,806)
Income tax benefit	(799)	(525)	(433)	(801)
Net loss	$(5,474)	$(9,669)	$(6,480)	$(27,005)
Net premiums earned by line of business for the three and six months ended June 30, 2014 and 2013 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Insurance Underwriting:
Private passenger auto liability	$19,220	$19,176	$37,776	$37,837
Auto physical damage	9,535	8,330	18,785	16,173
Total non-standard automobile	28,755	27,506	$56,561	$54,010
Commercial auto liability	—	97	—	746
Total Insurance Underwriting	28,755	27,603	56,561	54,756
Net premiums earned not allocated to segments:
Allied lines	—	626	1,944	626
Homeowners	—	68	2,159	983
Other	—	—	11	—
Total net premiums not allocated to segments	$—	$694	$4,114	$1,609
Total net premiums earned	$28,755	$28,297	$60,675	$56,365

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

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
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through June 30, 2014, the Company has incurred severance expense of $2.0 million, $2.0 million of which has been paid through June 30, 2014.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three and six months ended June 30, 2014 and June 30, 2013 is as follows:

(in thousands)		For the three months ended June 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	109	(74)	—	35
Lease abandonment	578	16	(91)	503
Total Insurance Underwriting	687	(58)	(91)	538
Insurance Services:
Lease abandonment	83	4	(15)	72
Total Insurance Services	83	4	(15)	72
Total	770	(54)	(106)	610

(in thousands)		For the three months ended June 30, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	486	127	(569)	44
Lease abandonment	1,139	20	(88)	1,071
Total	1,625	147	(657)	1,115

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(in thousands)		For the six months ended June 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	236	(74)	(127)	35
Lease abandonment	654	32	(183)	503
Total Insurance Underwriting	890	(42)	(310)	538
Insurance Services:
Lease abandonment	94	8	(30)	72
Total Insurance Services	94	8	(30)	72
Severance expense not allocated to segments	146	—	(146)	—
Total	1,130	(34)	(486)	610

(in thousands)		For the six months ended June 30, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	214	886	(1,056)	44
Lease abandonment	1,207	41	(177)	1,071
Total	1,421	927	(1,233)	1,115

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
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration expense. The maximum the Company can pay in future contingent payments is $13.5 million, on an undiscounted basis.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 was as follows:

(in thousands)			June 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,291	$—	$13,291	$—
Canadian government	4,372	—	4,372	—
States municipalities and political subdivisions	6,227	—	6,227	—
Mortgage-backed	2,774	—	2,774	—
Asset-backed securities and collateralized mortgage obligations	5,899	—	5,899	—
Corporate	19,221	—	19,221	—
Total fixed maturities	51,784	—	51,784	—
Equity investments:
Common stock	16,360	16,360	—	—
Warrants	347	347	—	—
Total equity investments	16,707	16,707	—	—
Other investments	2,000	—	2,000	—
Short-term investments	401	—	401	—
Total assets	$70,892	$16,707	$54,185	$—

Liabilities:
LROC preferred units	14,806	14,806	—	—
Subordinated debt	35,754	—	35,754	—
Contingent consideration	$5,878	$—	$—	$5,878
Total liabilities	$56,438	$14,806	$35,754	$5,878

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$18,338	$—	$18,338	$—
Canadian government	4,082	—	4,082	—
States municipalities and political subdivisions	6,231	—	6,231	—
Mortgage-backed	2,006	—	2,006	—
Asset-backed securities and collateralized mortgage obligations	3,994	—	3,994	—
Corporate	19,500	—	19,500	—
Total fixed maturities	54,151	—	54,151	—
Equity investments	7,137	7,137	—	—
Other investments	3,000	—	3,000	—
Short-term investments	501	—	501	—
Total assets	$64,789	$7,137	$57,652	$—

Liabilities:
LROC preferred units	14,854	14,854	—	—
Senior unsecured debentures	14,356	—	14,356	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	5,344	—	—	5,344
Total liabilities	$63,025	$14,854	$42,827	$5,344

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2014 and June 30, 2013:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Contingent consideration:
Beginning balance	5,611	4,142	5,344	3,987
Change in fair value of contingent consideration included in net loss	267	155	534	310
Ending balance	5,878	4,297	5,878	4,297

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2014

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
On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At June 30, 2014, the Company has a note receivable of $1.5 million outstanding from FMG.
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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $6.0 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At June 30, 2014, the unfunded commitment was $0.5 million.

NOTE 22 SUBSEQUENT EVENT
On July 21, 2014, the Company announced the completion of an initial public offering by its subsidiary, 1347 Capital Corp., of 4.0 million units at a price to the public of $10.00 per unit for total gross proceeds of $40.0 million. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. Each unit issued in the initial public offering consists of one share of common stock, one right to receive one-tenth of a share of common stock automatically on the consummation of an initial business combination, and one warrant to acquire one-half of one share of common stock at a price of $11.50 per full share of common stock. 1347 Capital has granted the representative of the underwriters a 45-day option to purchase up to 600,000 additional units to cover over-allotments, if any. On July 23, 2014, the Company announced the consummation of the option to purchase an additional 600,000 units that 1347 Capital Corp. had granted to the underwriters for additional gross proceeds of $6.0 million. As a result, 1347 Capital Corp. has issued a total of 4.6 million units in its initial public offering, generating total gross proceeds of $46.0 million. A registration statement relating to these securities was declared effective by the SEC on July 15, 2014.

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
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.

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
Insurance Underwriting actively conducts business in 15 states. For the three months ended June 30, 2014, production in the following states represented 85.3% of the Company's gross premiums written: Florida (18.8%), Texas (17.7%), Illinois (16.5%), California (11.5%), Colorado (10.4%) and Nevada (10.4%). For the six months ended June 30, 2014, production in the following states represented 80.5% of the Company's gross premiums written: Florida (17.9%), Texas (17.3%), Illinois (15.8%) Colorado (10.2%), Nevada (9.7%) and California (9.6%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended June 30, 2014, non-standard automobile insurance accounted for 100.0% (91.1% year to date) of the Company's gross premiums written.
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
Operating Income (Loss)
Operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax benefit which, in addition to operating income (loss), includes net investment income, net realized gains (losses), other-than-temporary impairment loss, other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration expense, impairment of asset held for sale, (loss) gain on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt and equity in net income of investee. A reconciliation of operating income (loss) to loss before income tax benefit for the three and six months ended June 30, 2014 and 2013 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net loss for the three and six months ended June 30, 2014 and 2013 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the three and six months ended June 30 (in millions of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
Segment operating income (loss)
Insurance Underwriting	0.3	(4.5)	4.8	0.6	(7.6)	8.2
Insurance Services	1.2	0.5	0.7	3.1	2.4	0.7
Total segment operating income (loss)	1.5	(4.0)	5.5	3.7	(5.2)	8.9
Net investment income	0.3	0.8	(0.5)	0.8	1.4	(0.6)
Net realized gains (losses)	5.1	—	5.1	5.1	(1.4)	6.5
Other-than-temporary impairment loss	—	(1.8)	1.8	—	(1.8)	1.8
Other income and expenses not allocated to segments, net	(2.1)	(3.5)	1.4	(2.8)	(7.9)	5.1
Interest expense	(1.4)	(1.9)	0.5	(2.8)	(3.8)	1.0
Amortization of intangible assets	(0.4)	(0.5)	0.1	(0.8)	(1.1)	0.3
Contingent consideration expense	(0.3)	(0.2)	(0.1)	(0.5)	(0.3)	(0.2)
Impairment of asset held for sale	(1.2)	(1.4)	0.2	(1.2)	(1.4)	0.2
(Loss) gain on change in fair value of debt	(7.8)	2.3	(10.1)	(7.2)	(6.6)	(0.6)
Loss on disposal of subsidiary	—	—	—	(1.2)	—	(1.2)
Equity in net income of investee	—	—	—	—	0.3	(0.3)
Loss before income tax benefit	(6.3)	(10.2)	3.9	(6.9)	(27.8)	20.9
Income tax benefit	(0.8)	(0.5)	(0.3)	(0.4)	(0.8)	0.4
Net loss	(5.5)	(9.7)	4.2	(6.5)	(27.0)	20.5

KINGSWAY FINANCIAL SERVICES INC.

Net Loss
In the second quarter of 2014, we incurred a net loss of $5.5 million compared to a net loss of $9.7 million in the second quarter of 2013. For the six months ended June 30, 2014, we incurred a net loss of $6.5 million compared to a net loss of $27.0 million for the six months ended June 30, 2013. The net loss for the three and six months months ended June 30, 2014 is primarily attributable to corporate general expenses, interest expense, impairment of asset held for sale and loss on change in fair value of debt, partially offset by net realized gains and operating income in Insurance Services. The net loss for the three and six months ended June 30, 2013 is primarily due to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale, net realized losses and change in fair value of debt, partially offset by operating income in Insurance Services.
Insurance Underwriting
In the second quarter of 2014, Insurance Underwriting gross premiums written were $26.0 million compared to $29.6 million in the second quarter of 2013, representing a 12.2% decrease ($58.7 million year to date compared to $72.7 million prior year to date, representing a 19.3% decrease). Net premiums written increased 26.8% to $26.0 million in the second quarter of 2014 compared with $20.5 million in the second quarter of 2013 ($62.8 million year to date compared to $52.3 million prior year to date, representing a 20.1% increase). Net premiums earned increased 4.3% to $28.8 million in the second quarter of 2014 compared with $27.6 million in the second quarter of 2013 ($56.6 million year to date compared to $54.8 million prior year to date, representing a 3.3% increase).
The decrease in gross premiums written for the quarter and year to date results primarily from a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The increase in net premiums written and earned for the quarter and year to date is due to increased premium volumes at Mendota and Mendakota, as a result of the termination of their quota share reinsurance agreement effective January 1, 2014, partially offset by decreased premium volumes at Amigo as a result of their run-off plan.
The Insurance Underwriting operating income increased to $0.3 million for the three months ended June 30, 2014 ($0.6 million year to date) compared to a loss of $4.5 million for the three months ended June 30, 2013 (loss of $7.6 million prior year to date). The increase in operating income for the three months ended June 30, 2014 is primarily attributed to a decrease in loss and loss adjustment expenses and general expenses, as well as an increase in net premiums earned during the second quarter of 2014 compared to the second quarter of 2013. The year to date increase in operating income is primarily attributed to a decrease in loss and loss adjustment expenses, general expenses and restructuring expenses; and an increase in net premiums earned for the six months ended June 30, 2014 compared with the same period in 2013.
The Insurance Underwriting loss and loss adjustment expense ratio for the second quarter of 2014 was 70.0% compared to 81.0% for the second quarter of 2013 (69.0% for the six months ended June 30, 2014 compared with 74.3% for the same period in 2013). The decrease in the loss and loss adjustment expense ratio for the quarter and year to date is primarily due to a decrease in loss and loss adjustment expense at Mendota, reflecting improved underwriting trends and lower catastrophe losses, as well as favorable development on unpaid loss and loss adjustment expenses at Amigo during 2014.
The Insurance Underwriting expense ratio was 29.2% for the second quarter of 2014 compared to 35.4% for the second quarter of 2013 (30.3% for the six months ended June 30, 2014 compared with 39.6% for the same period in 2013). The decrease in the expense ratio for the quarter and year to date is primarily due to the termination of the quota share treaty at Mendota in addition to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.1 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively ($4.1 million and $4.7 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 99.2% in the second quarter of 2014 compared with 116.4% in the second quarter of 2013 (99.3% for the six months ended June 30, 2014 compared with 113.9% for the same period in 2013), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 14.9% to $13.9 million for the three months ended June 30, 2014 ($28.7 million year to date) compared with $12.1 million for the three months ended June 30, 2013 ($25.2 million prior year to date). This increase for the quarter and year to date was primarily driven by the inclusion of Trinity in 2014 following its acquisition during the second quarter of 2013. The Insurance Services operating income was $1.2 million for the three months ended June 30, 2014 ($3.1 million year to date) compared with $0.5 million for the three months ended June 30, 2013 ($2.4 million prior year to date). The increase in operating income for the quarter and year to date is primarily related to improved operating income at ARS for the three and six months ended June 30, 2014 compared to the same periods in 2013.

KINGSWAY FINANCIAL SERVICES INC.

Net Investment Income
Net investment income was $0.3 million in the second quarter of 2014 ($0.8 million year to date) compared to $0.8 million in the second quarter of 2013 ($1.4 million prior year to date). The decrease for the three and six months ended June 30, 2014 is primarily a result of a decline in the Company's fixed maturities, which resulted from reduced volumes of business in Insurance Underwriting. Additionally, yields on fixed maturities remain at historically low levels such that reinvestment of maturing investments occurs at yields lower than the yields on the maturing investments.
Net Realized Gains (Losses)
The Company incurred net realized gains in the second quarter of 2014 of $5.1 million ($5.1 million year to date) compared to net realized gains of $0.0 million in the second quarter of 2013 (net realized losses of $1.4 million prior year to date). The net realized gains for the three and six months ended June 30, 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting. The year to date net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock during the first quarter of 2013. As more fully described in Note 5, "Acquisition and Dispositions," to the unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock.
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
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.1 million in the second quarter of 2014 ($2.8 million year to date) compared to $3.5 million in the second quarter of 2013 ($7.9 million prior year to date). The decrease in net expense for the quarter and year to date is primarily due to $0.5 million less in foreign exchange losses ($0.5 million year to date); $0.2 million less of general expenses ($0.3 million year to date); and $0.6 million less of loss related to PIH ($4.4 million year to date) in the second quarter of 2014 compared to the second quarter of 2013. As further discussed in Note 5, "Acquisition and Dispositions," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net. Other income and expenses not allocated to segments includes income of zero in the second quarter of 2014 (income of $2.3 million year to date) compared to a loss of $0.6 million for the second quarter of 2013 (loss of $2.1 million prior year to date) related to PIH.
Interest Expense
Interest expense for the second quarter of 2014 was $1.4 million ($2.8 million year to date) compared to $1.9 million in the second quarter of 2013 ($3.8 million prior year to date). The decrease is attributable to the partial redemption in October 2013 and the redemption in February 2014 of the remaining outstanding principal balance on the senior unsecured debentures due February 1, 2014.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million for the second quarter of 2014 ($0.8 million year to date) compared to $0.5 million in the second quarter of 2013 ($1.1 million prior year to date). The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three and six months ended June 30, 2014 compared to the same periods in 2013. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.3 million for the second quarter of 2014 ($0.5 million year to date) compared to $0.2 million in the second quarter of 2013 ($0.3 million prior year to date). The increase is due to the inclusion of expense related to

KINGSWAY FINANCIAL SERVICES INC.

the Trinity contingent consideration liability acquired during the second quarter of 2013. See Note 5, "Acquisition and Dispositions," to the unaudited consolidated interim financial statements, for further details.
Impairment of Asset Held for Sale
As of June 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the three months ended June 30, 2014 and June 30, 2013, the Company recorded impairment write-downs of $1.2 million and $1.4 million, respectively, related to the asset held for sale.
Loss (Gain) on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $7.8 million in the second quarter of 2014 ($7.2 million year to date) compared to a gain of $2.3 million in the second quarter of 2013 (loss of $6.6 million prior year to date). The loss for the second quarter of 2014 is due to an increase in the fair value of the Company's LROC preferred units, whereas the gain for the second quarter of 2013 is primarily due to a decrease in the fair values of the Company's subordinated debt and LROC preferred units. The 2014 year to date loss is primarily due to an increase in the fair values of the Company's subordinated debt, whereas the 2013 year to date loss is due to the increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of zero in the second quarter of 2014 ($1.2 million year to date). See Note 5, "Acquisition and Dispositions," to the unaudited consolidated interim financial statements, for further details.
Equity in Net Income of Investee
As discussed further in Note 5, "Acquisition and Dispositions," to the unaudited consolidated interim financial statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012.
Income Tax Benefit

Income tax benefit for the second quarter of 2014 was $0.8 million ($0.4 million year to date) compared to $0.5 million in the second quarter of 2013 ($0.8 million prior year to date). The increase in income tax benefit for the three months ended June 30, 2014 is primarily attributable to a reduction in 2014 of the amount of the Company's unrecognized tax benefit liability and a tax benefit recorded in 2013 for a Canadian income tax refund. The decrease in the income tax benefit for the six months ended June 30, 2014 is primarily attributable to a reduction in 2014 of the amount of the Company's unrecognized tax benefit liability, a decrease in the amount of tax benefit recorded in 2014 for Canadian income tax refunds, a valuation allowance tax benefit adjustment recorded in 2013 and an increase in state income tax expense recorded in 2014. See Note 12, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the differences in income tax benefit recorded for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At June 30, 2014, we held cash and cash equivalents and investments with a carrying value of $145.3 million. As of June 30, 2014, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	June 30, 2014	% of Total	December 31, 2013	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13.3	9.2%	18.4	11.0%
Canadian government	4.4	3.0%	4.1	2.4%
States municipalities and political subdivisions	6.2	4.2%	6.2	3.7%
Mortgage-backed	2.8	1.9%	2.0	1.2%
Asset-backed securities and collateralized mortgage obligations	5.9	4.1%	4.0	2.4%
Corporate	19.2	13.2%	19.5	11.6%
Total fixed maturities	51.8	35.6%	54.2	32.3%
Equity investments:
Common stock	16.4	11.3%	7.1	4.2%
Warrants	0.3	0.2%	—	—%
Total equity investments	16.7	11.5%	7.1	4.2%
Limited liability investments	6.9	4.7%	4.4	2.6%
Other investments	2.0	1.4%	3.0	1.8%
Short-term investments	0.4	0.3%	0.5	0.3%
Total investments	77.8	53.5%	69.2	41.2%
Cash and cash equivalents	67.5	46.5%	98.6	58.8%
Total	145.3	100.0%	167.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2014 and December 31, 2013.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	June 30, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	17.0	32.8%	14.1	26.0%
Due in one through five years	27.4	52.9%	36.6	67.5%
Due after five through ten years	4.6	8.9%	1.5	2.8%
Due after ten years	2.8	5.4%	2.0	3.7%
Total	51.8	100.0%	54.2	100.0%

At June 30, 2014, 85.7% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 93.1% of those investments rated 'A' or better at June 30, 2014. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	June 30, 2014	December 31, 2013
AAA/Aaa	47.9%	52.6%
AA/Aa	12.0	11.4
A/A	33.2	29.6
Percentage rated A/A2 or better	93.1%	93.6%
BBB/Baa	6.9	6.4
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and six months ended June 30, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the three and six months ended June 30, 2013. There were no write-downs related to fixed maturities or other investments for the three and six months ended June 30, 2013.
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

KINGSWAY FINANCIAL SERVICES INC.

At June 30, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $0.3 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of June 30, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at June 30, 2014 and December 31, 2013.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	June 30, 2014	June 30, 2014	December 31, 2013
Real estate held through LP	0.5	4.3	4.1
Investments held through LLC	—	2.5	—
Other	—	0.1	0.3
Total	0.5	6.9	4.4
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	June 30, 2014	December 31, 2013
Non-standard automobile	64.8	75.5
Commercial automobile	6.0	6.7
Other	1.9	2.3
Total	72.7	84.5

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	June 30, 2014	December 31, 2013
Non-standard automobile	60.7	67.8
Commercial automobile	5.7	6.4
Other	1.9	2.4
Total	68.3	76.6
Non-Standard Automobile
At June 30, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $64.8 million and $75.5 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and UCC as well as a decline at Mendota.
Commercial Automobile
At June 30, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $6.0 million and $6.7 million, respectively. The decrease is due to the continuing voluntary run-offs of Amigo and UCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Decrease in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Favorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(0.3)	—	(0.9)	(0.8)
For the three months ended June 30, 2014, the Company reported $0.3 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($0.9 million year to date). For the three months ended June 30, 2013, the Company reported $0.0 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($0.8 million prior year to date). The favorable development reported for the three and six months ended June 30, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo. The favorable development reported for the six months ended June 30, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows
During the six months ended June 30, 2014, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $16.3 million. This use of cash can be explained primarily by the net loss of $6.5 million; the decrease in unearned premiums reserve of $10.4 million as a result of the disposal of PIH; and the decrease in the provision for unpaid loss and loss adjustment expenses of $12.0 million; partially offset by the loss on change in fair value of debt of $7.2 million; and the decrease in prepaid reinsurance premiums of $6.7 million as a result of the termination of the quota share reinsurance agreement at Mendota and Mendakota effective January 1, 2014.
During the six months ended June 30, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $6.8 million. This use of cash was driven primarily by the purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the six months ended June 30, 2014, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $8.0 million. This use of cash is attributed to the net proceeds received from the Company's private placement of $6.3 million, as further discussed in Note 15, "Shareholders' Equity," to the unaudited consolidated interim financial statements, offset by the redemption of $14.4 million of par value of senior unsecured debentures due February 1, 2014.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the six months ended June 30, 2014 was $31.1 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2014, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
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
On July 8, 2014, the holders of the Company's series B warrants approved certain amendments to the terms of the Series B Warrant Agreement dated September 16, 2013. The Series B Warrant Agreement Amendments permit the Company to issue up to 1,642,975 additional Series B Warrants and complete the Series C Warrant Exchange. Under the Series C Warrant Exchange, each class C purchase warrant is automatically exchanged for a Series B Warrant.
Debt Buy-backs
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during the three and six months ended June 30, 2014. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. No debt repurchases were made during the second quarter of 2013.

KINGSWAY FINANCIAL SERVICES INC.

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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of June 30, 2014, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
On June 7, 2013, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's non-compliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway was below the NYSE's continued listing criteria because its average total market capitalization over a recent 30 consecutive trading day period was less than $50 million at the same time that reported shareholders' equity was below $50 million. Under the NYSE's continued listing criteria, a NYSE-listed company must maintain average market capitalization of not less than $50 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50 million.
On May 29, 2014, the Company received notification from the NYSE that the Company is now back in compliance with NYSE's continued listing standards. This is primarily the result of the achievement of compliance with NYSE's minimum market capitalization requirements. The Company is subject to a twelve-month follow-up review period during which the Company's continued compliance with NYSE's continued listing standards will be monitored, as well as NYSE's normal continued listing monitoring.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

4.1
Amended and Restated Common Stock Series B Warrant Agreement, dated July 8, 2014 (included as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 10, 2014 and incorporated by reference herein).

10.1	Kingsway America Inc. Employee Share Purchase Plan (included as Schedule B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 30, 2014 and incorporated by reference herein).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 8, 2014	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2014	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

