Form 10-Q
period 2014-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2014-11-05
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 5, 2014 was 19,709,706.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $48,355 and $53,455, respectively)	$48,648	$54,151
Equity investments, at fair value (cost of $12,344 and $3,554, respectively)	14,932	7,137
Limited liability investments	6,997	4,406
Other investments, at cost which approximates fair value	2,000	3,000
Short-term investments, at cost which approximates fair value	401	501
Total investments	72,978	69,195
Cash and cash equivalents	87,273	98,589
Investment in investee	2,222	—
Accrued investment income	884	614
Premiums receivable, net of allowance for doubtful accounts of $2,173 and $2,123, respectively	30,600	32,035
Service fee receivable, net of allowance for doubtful accounts of $247 and $0, respectively	22,243	19,012
Other receivables, net of allowance for doubtful accounts of $1,061 and $1,062, respectively	5,273	4,097
Reinsurance recoverable	4,003	10,335
Prepaid reinsurance premiums	55	6,816
Deferred acquisition costs, net	12,463	12,392
Property and equipment, net of accumulated depreciation of $16,399 and $15,848, respectively	1,261	1,662
Goodwill	10,588	10,588
Intangible assets, net of accumulated amortization of $19,803 and $18,583, respectively	47,698	48,918
Other assets	3,672	4,039
Asset held for sale	5,167	6,347
Total Assets	$306,380	$324,639
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$68,156	$84,534
Vehicle service agreements	2,975	3,128
Total unpaid loss and loss adjustment expenses	71,131	87,662
Unearned premiums	38,396	48,577
Reinsurance payable	49	1,033
LROC preferred units, at fair value	14,106	14,854
Senior unsecured debentures, at fair value	—	14,356
Subordinated debt, at fair value	39,418	28,471
Deferred income tax liability	5,076	4,173
Deferred service fees	50,477	48,788
Income taxes payable	80	2,984
Accrued expenses and other liabilities	41,329	36,821
Total Liabilities	$260,062	$287,719
Shareholders' Equity:
Class A preferred stock, no par value; unlimited number authorized; 262,876 and zero issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$6,330	$—
Common stock, no par value; unlimited number authorized; 19,709,706 and 16,429,761 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	340,595	324,803
Accumulated deficit	(312,596)	(298,930)
Accumulated other comprehensive income	8,300	9,601
Shareholders' equity attributable to common shareholders	42,629	35,474
Noncontrolling interests in consolidated subsidiaries	3,689	1,446
Total Shareholders' Equity	46,318	36,920
Total Liabilities and Shareholders' Equity	$306,380	$324,639
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$28,418	$26,041	$89,093	$82,406
Service fee and commission income	14,102	12,156	42,752	37,332
Net investment income	542	409	1,296	1,805
Net realized gains (losses)	329	321	5,459	(1,056)
Other-than-temporary impairment loss	—	—	—	(1,800)
Other income	2,142	2,723	6,680	7,115
Total revenues	45,533	41,650	145,280	125,802
Expenses:
Loss and loss adjustment expenses	22,361	21,343	65,216	67,789
Commissions and premium taxes	5,738	6,683	17,823	18,566
Cost of services sold	1,544	951	3,337	1,097
General and administrative expenses	16,510	19,030	52,659	58,622
Restructuring expense	5	223	(29)	1,150
Interest expense	1,417	1,808	4,214	5,568
Amortization of intangible assets	397	508	1,220	1,574
Contingent consideration expense	267	155	801	465
Impairment of asset held for sale	—	—	1,180	1,446
Total expenses	48,239	50,701	146,421	156,277
Loss from continuing operations before (loss) gain on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt, equity in net (loss) income of investee and income tax expense (benefit)	(2,706)	(9,051)	(1,141)	(30,475)
(Loss) gain on change in fair value of debt	(2,963)	3,801	(10,199)	(2,812)
Loss on disposal of subsidiary	—	—	(1,242)	—
Loss on buy-back of debt	—	—	—	(24)
Equity in net (loss) income of investee	(83)	—	(83)	255
Loss from continuing operations before income tax expense (benefit)	(5,752)	(5,250)	(12,665)	(33,056)
Income tax expense (benefit)	343	403	(90)	(398)
Loss from continuing operations	(6,095)	(5,653)	(12,575)	(32,658)
Gain on liquidation of subsidiaries, net of taxes	—	7,227	—	7,227
Net (loss) income	(6,095)	1,574	(12,575)	(25,431)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	778	(305)	873	407
Less: dividends on preferred stock	83	—	218	—
Net (loss) income attributable to common shareholders	$(6,956)	$1,879	$(13,666)	$(25,838)
Loss per share - continuing operations:
Basic:	$(0.41)	$(0.39)	$(0.82)	$(2.48)
Diluted:	$(0.41)	$(0.39)	$(0.82)	$(2.48)
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.41)	$0.14	$(0.82)	$(1.94)
Diluted:	$(0.41)	$0.14	$(0.82)	$(1.94)
Weighted average shares outstanding (in ‘000s):
Basic:	16,993	13,684	16,620	13,329
Diluted:	16,993	13,684	16,620	13,329
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(6,095)	$1,574	$(12,575)	$(25,431)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(2,244)	(281)	(2,924)	855
Reclassification adjustment for amounts included in net (loss) income	187	1,860	1,526	2,142
Foreign currency translation adjustments	(22)	1	(37)	—
Recognition of currency translation gain on liquidation of subsidiaries	—	(7,227)	—	(7,227)
Equity in other comprehensive income of investee	—	—	—	642
Other comprehensive loss	(2,079)	(5,647)	(1,435)	(3,588)
Comprehensive loss	(8,174)	(4,073)	(14,010)	(29,019)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	795	(312)	768	359
Comprehensive loss attributable to common shareholders	$(8,969)	$(3,761)	$(14,778)	$(29,378)
(1) Net of income tax expense (benefit) of $0 and $0 for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(12,575)	$(25,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on liquidation of subsidiaries, net of taxes	—	(7,227)
Equity in net loss (income) of investee	83	(255)
Equity in net income of limited liability investments	(201)	(133)
Depreciation and amortization	2,006	2,786
Contingent consideration expense	801	465
Stock based compensation expense, net of forfeitures	1,033	198
Net realized (gains) losses	(5,459)	1,056
Loss on change in fair value of debt	10,199	2,812
Deferred income taxes	1,079	144
Other than temporary impairment loss	—	1,800
Amortization of fixed maturities premiums and discounts	515	2,302
Loss on disposal of subsidiary	1,242	—
Impairment of asset held for sale	1,180	1,446
Realized loss on buy-back of debt	—	24
Changes in operating assets and liabilities:
Premiums and service fee receivable	(1,796)	8
Other receivables	(1,176)	(7,918)
Reinsurance recoverable	6,332	(6,751)
Prepaid reinsurance premiums	6,761	(944)
Deferred acquisition costs	(71)	3,411
Unpaid loss and loss adjustment expenses	(16,531)	(13,696)
Unearned premiums	(10,181)	2,799
Reinsurance payable	(984)	(721)
Deferred service fees	1,689	255
Other, net	1,640	4,895
Net cash used in operating activities	(14,414)	(38,675)
Investing activities:
Proceeds from sales and maturities of fixed maturities	21,722	18,725
Proceeds from sales of equity investments	6,761	8,799
Proceeds from sales of other investments	1,000	—
Proceeds from sales of investment in investee	—	13,638
Purchase of fixed maturities	(21,293)	(4,725)
Purchase of equity investments	(10,180)	(286)
Net acquisition of limited liability investments	(1,159)	(919)
Purchase of other investments	—	(1,031)
Net purchases of short-term investments	(103)	(325)
Acquisition of business, net of cash acquired	—	(1,052)
Net purchases of property and equipment and intangible assets	(384)	(455)
Net cash (used in) provided by investing activities	(3,636)	32,369
Financing activities:
Proceeds from issuance of preferred stock, net	6,330	—
Proceeds from issuance of common stock, net	—	12,113
Proceeds from issuance of warrants	14,760	—
Redemption of senior unsecured debentures	(14,356)	(583)
Net cash provided by financing activities	6,734	11,530
Net (decrease) increase in cash and cash equivalents	(11,316)	5,224
Cash and cash equivalents at beginning of period	98,589	80,813
Cash and cash equivalents at end of period	$87,273	$86,037
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

NOTE 5 ACQUISITION, DISPOSITIONS AND LIQUIDATIONS
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
This acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2013, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $1.1 million was recognized in addition to $0.5 million of a separately identifiable intangible asset for customer-related relationships. The fair value analysis performed resulted in the establishment of a $0.6 million liability effective May 22, 2013 related to present value of future contingent payments. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2023, are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. As of September 30, 2014, the recorded value of the contingent payment liability is $1.0 million, which is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. Accordingly, the Company's investment in PIH common stock is included in equity investments and reported at its fair value of $7.8 million in the consolidated balance sheets at September 30, 2014.
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
Equity in net income of investee related to Atlas was zero and $0.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of zero and $0.6 million for the three and nine months ended September 30, 2013, respectively, for the Company's pro rata share of Atlas' accumulated other comprehensive income.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

During the fourth quarter of 2013, the Company further reduced its investment in the common stock of Atlas. The Company's investment in Atlas common stock at September 30, 2014 is included in equity investments and reported at fair value of $1.8 million in the consolidated balance sheets.
(c)     Liquidations
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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Liquidations:
Gain on liquidations before income taxes	—	7,227	—	7,227
Income tax benefit	—	—	—	—
Gain on liquidation of subsidiaries, net of taxes	—	7,227	—	7,227
NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2014 and December 31, 2013 are summarized in the tables shown below:

(in thousands)	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$10,199	$403	$14	$10,588
Canadian government	4,681	—	248	4,433
States municipalities and political subdivisions	6,102	91	—	6,193
Mortgage-backed	4,391	21	14	4,398
Asset-backed securities and collateralized mortgage obligations	7,756	3	8	7,751
Corporate	15,226	103	44	15,285
Total fixed maturities	48,355	621	328	48,648
Equity investments:
Common stock	12,215	2,698	121	14,792
Warrants	129	11	—	140
Total equity investments	12,344	2,709	121	14,932
Total fixed maturities and equity investments	$60,699	$3,330	$449	$63,580

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,777	$591	$30	$18,338
Canadian government	4,235	—	153	4,082
States municipalities and political subdivisions	6,126	105	—	6,231
Mortgage-backed	1,993	15	2	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	1	3	3,994
Corporate	19,328	183	11	19,500
Total fixed maturities	53,455	895	199	54,151
Equity investments:
Common stock	3,554	3,623	40	7,137
Total fixed maturities and equity investments	$57,009	$4,518	$239	$61,288

The table below summarizes the Company's fixed maturities at September 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,957	$11,760
Due after one year through five years	31,214	31,302
Due after five years through ten years	1,215	1,607
Due after ten years	3,969	3,979
Total	$48,355	$48,648

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)					September 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,518	$14	$224	$—	$2,742	$14
Canadian government	—	—	4,433	248	4,433	248
Mortgage-backed	2,729	14	—	—	2,729	14
Asset-backed securities and collateralized mortgage obligations	2,950	8	—	—	2,950	8
Corporate	9,557	34	—	10	9,557	44
Total fixed maturities	17,754	70	4,657	258	22,411	328
Equity investments:
Common stock	1,824	121	—	—	1,824	121
Total	$19,578	$191	$4,657	$258	$24,235	$449

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,008	$30	$—	$—	$4,008	$30
Canadian government	—	—	4,082	153	4,082	153
Mortgage-backed	919	2	—	—	919	2
Asset-backed securities and collateralized mortgage obligations	3,474	3	—	—	3,474	3
Corporate	408	1	—	10	408	11
Total fixed maturities	8,809	36	4,082	163	12,891	199
Equity investments:
Common stock	969	35	1	5	970	40
Total	$9,778	$71	$4,083	$168	$13,861	$239
Fixed maturities and equity investments contain approximately 59 and 27 individual investments that were in unrealized loss positions as of September 30, 2014 and December 31, 2013, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of zero and $1.8 million for the three and nine months ended September 30, 2013. There were no write-downs related to fixed maturities or other investments for the three and nine months ended September 30, 2013.
There were no other-than-temporary losses recognized in other comprehensive loss for the three and nine months ended September 30, 2014 and September 30, 2013.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of September 30, 2014 and December 31, 2013, the carrying value of limited liability investments totaled $7.0 million and $4.4 million, respectively. At September 30, 2014, the Company has unfunded commitments totaling $0.5 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include collateral loans and are reported at their unpaid principal balance. As of September 30, 2014 and December 31, 2013, the carrying value of other investments totaled $2.0 million and $3.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and nine months ended September 30, 2014 and September 30, 2013 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross realized gains	$330	$321	$5,469	$694
Gross realized losses	(1)	—	(10)	(32)
Total	$329	$321	$5,459	$662

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

Gross realized losses for the nine months ended September 30, 2013 reported in the preceding table excludes the realized loss of $1.7 million on the sale of Atlas common stock recorded during the first quarter of 2013. At the time this loss was incurred, the Atlas common stock was classified as investment in investee. Refer to Note 5, "Acquisition, Dispositions and Liquidations," for further discussion.
Net investment income for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income
Interest from fixed maturities	$284	$314	$827	$964
Dividends	67	101	153	591
Income from limited liability investments	176	(22)	201	133
Other	29	51	257	310
Gross investment income	556	444	1,438	1,998
Investment expenses	(14)	(35)	(142)	(193)
Net investment income	$542	$409	$1,296	$1,805
At September 30, 2014, fixed maturities and short-term investments with an estimated fair value of $11.9 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At September 30, 2014, the amount of such pledged securities was $17.4 million.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at September 30, 2014 were as follows:

(in thousands, except for percentages)		September 30, 2014

	Equity percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	22.7%	$13,008	$2,222

Equity in net loss of investee related to 1347 Capital Corp. was $0.1 million and zero for the three months ended September 30, 2014 and September 30, 2013, respectively ($0.1 million and zero, respectively, year to date).
The Company formerly held an investment in Atlas that was recorded as investment in investee in the consolidated balance sheets. Refer to Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, for discussion of the Company's disposition of its investment in Atlas.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance, net	$12,625	$11,797	$12,392	$14,102
Additions	6,632	4,952	20,733	20,719
Amortization	(6,794)	(6,058)	(19,619)	(24,130)
Acquisition costs disposed of during the year related to PIH	—	—	(1,043)	—
Balance at September 30, net	$12,463	$10,691	$12,463	$10,691
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$922	$3,996
Vehicle service agreements in-force	3,680	2,786	894
Customer-related relationships	3,611	612	2,999
Non-compete agreement	70	45	25
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$19,803	$47,698

(in thousands)		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$554	$4,364
Vehicle service agreements in-force	3,680	2,220	1,460
Customer-related relationships	3,611	344	3,267
Non-compete agreement	70	27	43
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,583	$48,918
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively ($1.2 million and $1.6 million for the nine months ended September 30, 2014 and September 30, 2013, respectively).
The insurance licenses, renewal rights and trade name intangible assets have indefinite useful lives and are not amortized. The renewal rights intangible assets, recognized related to the acquisitions of Northeast Alliance Insurance Agency, LLC ("NEA") and Assigned Risk Solutions Ltd. ("ARS"), were originally being amortized on a straight-line basis over 10 to 15 years. As a result

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

of the acquisition of ARS during 2010, the Company determined that it was necessary to re-examine the useful lives assigned to the renewal rights intangible assets due to the fact that NEA and ARS service the assigned risk business in the states of New York and New Jersey and operate in the New York voluntary markets where there is limited competition for the renewal rights. As a result of the review performed, the Company determined that there were no legal, regulatory, contractual, competitive, economic, or other factors limiting the useful life of the renewal rights intangible assets; therefore, effective January 1, 2011, the renewal rights intangible assets were deemed to have indefinite useful lives and are no longer being amortized. The renewal rights had accumulated amortization of $15.4 million at December 31, 2010.
NOTE 10 ASSET HELD FOR SALE
As of September 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the nine months ended September 30, 2014 and September 30, 2013, the Company recorded write-downs of $1.2 million and $1.4 million, respectively, related to the asset held for sale. At September 30, 2014, the carrying value of the property is equal to its fair value net of estimated selling costs. On October 2, 2014, the Company closed on the sale of the property. The Company will record the disposal during the fourth quarter of 2014.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2014 and September 30, 2013 were as follows:

(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period, gross	$84,534	$103,116
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,942	5,478
Balance at beginning of period, net	76,592	97,638
Incurred related to:
Current year	61,177	63,347
Prior years	(1,151)	(427)
Paid related to:
Current year	(35,172)	(35,653)
Prior years	(36,219)	(43,092)
Disposal of unpaid loss and loss adjustment expenses related to PIH	(405)	—
Balance at end of period, net	64,822	81,813
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,334	8,173
Balance at end of period, gross	$68,156	$89,986
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of September 30, 2014 and September 30, 2013 were as follows:

(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period	$3,128	$3,448
Incurred related to:
Current year	5,190	4,869
Prior years	—	—
Paid related to:
Current year	(5,282)	(5,354)
Prior years	(61)	(81)
Balance at end of period	$2,975	$2,882

NOTE 12 DEBT
Debt consists of the following instruments:

(in thousands)	September 30, 2014		December 31, 2013
	Principal	Fair Value	Principal	Fair Value
7.5% senior notes due 2014	$—	$—	$14,356	$14,356
LROC preferred units due 2015	14,106	14,106	14,854	14,854
Subordinated debt	90,500	39,418	90,500	28,471
Total	$104,606	$53,524	$119,710	$57,681

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

Subordinated indebtedness mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At September 30, 2014, deferred interest payable of $16.2 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. No debt repurchases were made during the three and nine months ended September 30, 2014. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. No debt repurchases were made during the three months ended September 30, 2013.
NOTE 13 INCOME TAXES
Income tax expense (benefit) for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income tax benefit at United States statutory income tax rate	(1,956)	(1,785)	(4,306)	(11,239)
Valuation allowance	2,119	2,120	4,579	11,385
Change in unrecognized tax benefits	—	117	(1,024)	117
Non-taxable dividend income	(414)	(414)	(1,244)	(1,261)
Indefinite life intangibles	283	280	849	828
Prior year tax	—	—	(341)	(710)
Other	311	85	1,397	482
Income tax expense (benefit)	343	403	(90)	(398)
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2014 and December 31, 2013. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2014 and December 31, 2013 net deferred tax asset. The Company carries a deferred income tax liability of $5.1 million and $4.2 million at September 30, 2014 and December 31, 2013, respectively, of which $5.0 million and $4.2 million, respectively, relates to indefinite life intangible assets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

As of September 30, 2014 and December 31, 2013, the Company carried a liability for unrecognized tax benefits of $0.2 million and $3.2 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company generally recognizes interest and penalties related to unrecognized tax benefits in income tax benefit.
NOTE 14 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2014 and September 30, 2013:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations	(6,095)	(5,653)	(12,575)	(32,658)
(Less) plus: net (income) loss attributable to noncontrolling interests	(778)	305	(873)	(407)
Less: dividends on preferred stock	(83)	—	(218)	—
Loss from continuing operations attributable to common shareholders	(6,956)	(5,348)	(13,666)	(33,065)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	16,993	13,684	16,620	13,329
Weighted average diluted shares
Weighted average common shares outstanding	16,993	13,684	16,620	13,329
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	16,993	13,684	16,620	13,329
Basic loss from continuing operations per common share	$(0.41)	$(0.39)	$(0.82)	$(2.48)
Diluted loss from continuing operations per common share	$(0.41)	$(0.39)	$(0.82)	$(2.48)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the three and nine months ended September 30, 2014 and September 30, 2013, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2014:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	355,625	C$	18.35		—
Granted	611,875		$4.50
Exchanged and Cancelled	(351,875)	C$	18.12
Expired	(1,875)	C$	40.12
Forfeited	(1,875)	C$	40.12
Outstanding at September 30, 2014	611,875		$4.50	3.5	1,089
Exercisable at September 30, 2014	611,875		$4.50	3.5	1,089
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2014 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the nine months ended September 30, 2014 were as follows:

September 30, 2014
Risk-free interest rate	0.06% - 1.4%
Dividend yield	—
Expected volatility	0.4%
Expected term (in years)	0.78 - 4
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted stock to certain officers of the Company. The restricted stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The restricted stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at September 30, 2014 was $7.7 million. The grant-date fair value of restricted stock awards is determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested restricted stock for the nine months ended September 30, 2014:

(in thousands, except for share data)
	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2013	—	—
Granted	1,972,345	$4.14
Unvested at September 30, 2014	1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures was $0.2 million and $0.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively ($1.0 million and $0.2 million, respectively, year to date).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

NOTE 16 SHAREHOLDERS' EQUITY
(a)     Preferred Shares
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
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption.
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

(b)     Common Shares
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

Under the rights offering, each shareholder of record as of August 9, 2013 (the "Record Date") received, at no charge, one subscription right for each Common Share owned on the Record Date (the "Subscription Right"). Four Subscription Rights entitled the holder to purchase one unit (a "Unit") consisting of one Common Share, one Series A Warrant (a "Series A Warrant") and one Series B Warrant (a "Series B Warrant", and together with the Series A Warrants, the "Warrants"). Each Warrant entitled the holder to purchase one Common Share. The subscription price was $4.00 per Unit. The exercise prices per Common Share for each Series A Warrant is $4.50 and for each Series B Warrant is $5.00. Each Series A Warrant is redeemable by the Company and has a term of seven years from its date of issuance. Each Series B Warrant is non-redeemable and has a term of ten years from its date of issuance. The Company may redeem the Series A Warrants at a price of $0.25 per Warrant if, and only if, the closing price of the Common Shares equals or exceeds $6.00 per Common Share for twenty consecutive trading days on the New York Stock Exchange or such other market or exchange as the Common Shares of the Company trade on or are quoted at the time of redemption; but in any event, no earlier than the first anniversary date of issuance. Subject to applicable securities laws, the Warrants may be exercised at any time starting on the first day of the thirty-seventh month after the date of issuance until any time on or before the seventh anniversary after the date of issuance for the Series A Warrants and the tenth anniversary after the date of issuance for the Series B Warrants. Holders who fully exercise their Subscription Rights will be entitled to subscribe for an additional amount of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

Units, if any, that are not purchased by other shareholders or their transferees through the exercise of their basic subscription privileges, in an amount equal to up to five Units for each Unit for which such holder was otherwise entitled to subscribe.

On August 18, 2014, the Company announced its intention to redeem its outstanding Series A Warrants, which were issued pursuant to the rights offering. Holders of Series A Warrants could exercise their outstanding Series A Warrants at $4.50 per common share. Any Series A Warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per Series A Warrant. During the three months ended September 30, 2014, Series A Warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 Series A Warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2014 and September 30, 2013 as relates to shareholders' equity attributable to common shareholders on the unaudited consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the three and nine months ended September 30, 2014 and September 30, 2013 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended September 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$16,301	$(5,935)	$—	$10,366

Other comprehensive loss before reclassifications	(2,231)	(22)	—	(2,253)
Amounts reclassified from accumulated other comprehensive income	187	—	—	187
Net current-period other comprehensive loss	(2,044)	(22)	—	(2,066)

Balance at September 30, 2014	$14,257	$(5,957)	$—	$8,300

(in thousands)		Three months ended September 30, 2013
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$15,628	$1,234	$—	$16,862

Other comprehensive (loss) income before reclassifications	(274)	1	—	(273)
Amounts reclassified from accumulated other comprehensive income	1,860	(7,227)	—	(5,367)
Net current-period other comprehensive income (loss)	1,586	(7,226)	—	(5,640)

Balance at September 30, 2013	$17,214	$(5,992)	$—	$11,222

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)		Nine months ended September 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$15,583	$(5,982)	$—	$9,601

Other comprehensive (loss) income before reclassifications	(2,852)	25	—	(2,827)
Amounts reclassified from accumulated other comprehensive income	1,526	—	—	1,526
Net current-period other comprehensive (loss) income	(1,326)	25	—	(1,301)

Balance at September 30, 2014	$14,257	$(5,957)	$—	$8,300

(in thousands)		Nine months ended September 30, 2013
	Unrealized Gains on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive (Loss) Income of Investee	Total Accumulated Other Comprehensive Income

Beginning balance	$14,194	$1,210	$(642)	$14,762

Other comprehensive income before reclassifications	878	25	642	1,545
Amounts reclassified from accumulated other comprehensive income	2,142	(7,227)	—	(5,085)
Net current-period other comprehensive income (loss)	3,020	(7,202)	642	(3,540)

Balance at September 30, 2013	$17,214	$(5,992)	$—	$11,222

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains (losses)	$(187)	$(1,860)	$(1,526)	$(2,142)
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax expense (benefit)	(187)	(1,860)	(1,526)	(2,142)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(187)	(1,860)	(1,526)	(2,142)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Gain on liquidation of subsidiaries, net of tax	—	7,227	—	7,227
Net (loss) income	—	7,227	—	7,227

Total reclassification from accumulated other comprehensive income to net (loss) income	$(187)	$5,367	$(1,526)	$5,085
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

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
Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2014 and 2013 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Insurance Underwriting:
Net premiums earned	$28,418	$25,212	$84,979	$79,968
Other income	2,131	2,327	6,378	7,034
Total Insurance Underwriting	30,549	27,539	91,357	87,002
Insurance Services:
Service fee and commission income	14,102	12,156	42,752	37,332
Other income	118	79	307	254
Total Insurance Services	14,220	12,235	43,059	37,586
Total segment revenues	44,769	39,774	134,416	124,588
Net premiums earned not allocated to segments	—	829	4,114	2,438
Net investment income	542	409	1,296	1,805
Net realized gains (losses)	329	321	5,459	(1,056)
Other-than-temporary impairment loss	—	—	—	(1,800)
Other income (loss) not allocated to segments	(107)	317	(5)	(173)
Total revenues	$45,533	$41,650	$145,280	$125,802

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating income (loss) reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2014 and 2013 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment operating income (loss)
Insurance Underwriting	$(481)	$(4,738)	$75	$(12,295)
Insurance Services	1,242	(311)	4,337	2,116
Total segment operating income (loss)	761	(5,049)	4,412	(10,179)
Net investment income	542	409	1,296	1,805
Net realized gains (losses)	329	321	5,459	(1,056)
Other-than-temporary impairment loss	—	—	—	(1,800)
Other income and expenses not allocated to segments, net	(2,257)	(2,261)	(4,893)	(10,192)
Interest expense	(1,417)	(1,808)	(4,214)	(5,568)
Amortization of intangible assets	(397)	(508)	(1,220)	(1,574)
Contingent consideration expense	(267)	(155)	(801)	(465)
Impairment of asset held for sale	—	—	(1,180)	(1,446)
(Loss) gain on change in fair value of debt	(2,963)	3,801	(10,199)	(2,812)
Loss on disposal of subsidiary	—	—	(1,242)	—
Loss on buy-back of debt	—	—	—	(24)
Equity in net (loss) income of investee	(83)	—	(83)	255
Loss from continuing operations before income tax expense (benefit)	$(5,752)	$(5,250)	$(12,665)	$(33,056)
Income tax expense (benefit)	343	403	(90)	(398)
Loss from continuing operations	$(6,095)	$(5,653)	$(12,575)	$(32,658)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

Net premiums earned by line of business for the three and nine months ended September 30, 2014 and 2013 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Insurance Underwriting:
Private passenger auto liability	$19,066	$16,926	$56,842	$54,763
Auto physical damage	9,352	8,269	28,137	24,442
Total non-standard automobile	28,418	25,195	$84,979	$79,205
Commercial auto liability	—	17	—	763
Total Insurance Underwriting	28,418	25,212	84,979	79,968
Net premiums earned not allocated to segments:
Allied lines	—	846	1,944	1,472
Homeowners	—	(18)	2,159	965
Other	—	1	11	1
Total net premiums earned not allocated to segments	—	829	4,114	2,438
Total net premiums earned	$28,418	$26,041	$89,093	$82,406
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
As part of the restructuring, the Company will reduce staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. From the time the restructuring was announced on September 17, 2012 through September 30, 2014, the Company has incurred severance expense of $2.0 million, $2.0 million of which has been paid through September 30, 2014.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three and nine months ended September 30, 2014 and September 30, 2013 is as follows:

(in thousands)		For the three months ended September 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	35	—	(35)	—
Lease abandonment	503	16	(91)	428
Total Insurance Underwriting	538	16	(126)	428
Insurance Services:
Lease abandonment	72	(11)	(9)	52
Total Insurance Services	72	(11)	(9)	52
Total	610	5	(135)	480

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)		For the three months ended September 30, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	44	203	(131)	116
Lease abandonment	1,071	20	(89)	1,002
Total	1,115	223	(220)	1,118

(in thousands)		For the nine months ended September 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	236	(74)	(162)	—
Lease abandonment	654	48	(274)	428
Total Insurance Underwriting	890	(26)	(436)	428
Insurance Services:
Lease abandonment	94	(3)	(39)	52
Total Insurance Services	94	(3)	(39)	52
Severance expense not allocated to segments	146	—	(146)	—
Total	1,130	(29)	(621)	480

(in thousands)		For the nine months ended September 30, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	214	1,089	(1,187)	116
Lease abandonment	1,207	61	(266)	1,002
Total	1,421	1,150	(1,453)	1,118

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 was as follows:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)			September 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,588	$—	$10,588	$—
Canadian government	4,433	—	4,433	—
States municipalities and political subdivisions	6,193	—	6,193	—
Mortgage-backed	4,398	—	4,398	—
Asset-backed securities and collateralized mortgage obligations	7,751	—	7,751	—
Corporate	15,285	—	15,285	—
Total fixed maturities	48,648	—	48,648	—
Equity investments:
Common stock	14,792	14,792	—	—
Warrants	140	140	—	—
Total equity investments	14,932	14,932	—	—
Other investments	2,000	—	2,000	—
Short-term investments	401	—	401	—
Total assets	$65,981	$14,932	$51,049	$—

Liabilities:
LROC preferred units	14,106	14,106	—	—
Subordinated debt	39,418	—	39,418	—
Contingent consideration	6,145	—	—	6,145
Total liabilities	$59,669	$14,106	$39,418	$6,145

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$18,338	$—	$18,338	$—
Canadian government	4,082	—	4,082	—
States municipalities and political subdivisions	6,231	—	6,231	—
Mortgage-backed	2,006	—	2,006	—
Asset-backed securities and collateralized mortgage obligations	3,994	—	3,994	—
Corporate	19,500	—	19,500	—
Total fixed maturities	54,151	—	54,151	—
Equity investments	7,137	7,137	—	—
Other investments	3,000	—	3,000	—
Short-term investments	501	—	501	—
Total assets	$64,789	$7,137	$57,652	$—

Liabilities:
LROC preferred units	14,854	14,854	—	—
Senior unsecured debentures	14,356	—	14,356	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	5,344	—	—	5,344
Total liabilities	$63,025	$14,854	$42,827	$5,344

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2014 and September 30, 2013:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Contingent consideration:
Beginning balance	$5,878	$4,297	$5,344	$3,987
Change in fair value of contingent consideration included in net loss	267	155	801	465
Ending balance	$6,145	$4,452	$6,145	$4,452

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2014

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
On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At September 30, 2014, the Company has a note receivable of $1.5 million outstanding from FMG.
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

On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf Investors, LLC ("Itasca Golf"). During the second quarter, the Company made an investment in Itasca Golf which is included in limited liability investments on the unaudited consolidated balance sheets. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the unaudited consolidated balance sheets. The line of credit matures on August 28, 2016.

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $6.0 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At September 30, 2014, the unfunded commitment was $0.5 million.

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
Insurance Underwriting actively conducts business in 15 states. For the three months ended September 30, 2014, production in the following states represented 82.1% of the Company's gross premiums written: Florida (19.9%), Texas (17.8%), Illinois (15.0%), Nevada (10.5%), California (9.8%) and Colorado (9.1%). For the nine months ended September 30, 2014, production in the following states represented 80.9% of the Company's gross premiums written: Florida (18.5%), Texas (17.4%), Illinois (15.6%), Nevada (10.0%), Colorado (9.8%) and California (9.6%).
Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. For the three months ended September 30, 2014, non-standard automobile insurance accounted for 100.0% (93.9% year to date) of the Company's gross premiums written.
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
Operating Income (Loss)
Operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations but are not subtotaled by segment. However, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating income (loss), includes net investment income, net realized gains (losses), other-than-temporary impairment loss, other income, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration expense, impairment of asset held for sale, (loss) gain on change in fair value of debt, loss on disposal of subsidiary, loss on buy-back of debt and equity in net (loss) income of investee. A reconciliation of operating income (loss) to loss from continuing operations before income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net (loss) income for the three and nine months ended September 30, 2014 and 2013 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the three and nine months ended September 30 (in millions of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Segment operating income (loss)
Insurance Underwriting	(0.5)	(4.7)	4.2	0.1	(12.3)	12.4
Insurance Services	1.2	(0.3)	1.5	4.3	2.1	2.2
Total segment operating income (loss)	0.7	(5.0)	5.7	4.4	(10.2)	14.6
Net investment income	0.6	0.4	0.2	1.3	1.8	(0.5)
Net realized gains (losses)	0.3	0.3	—	5.4	(1.1)	6.5
Other-than-temporary impairment loss	—	—	—	—	(1.8)	1.8
Other income and expenses not allocated to segments, net	(2.2)	(2.2)	—	(4.9)	(10.1)	5.2
Interest expense	(1.4)	(1.8)	0.4	(4.2)	(5.6)	1.4
Amortization of intangible assets	(0.4)	(0.5)	0.1	(1.2)	(1.6)	0.4
Contingent consideration expense	(0.3)	(0.2)	(0.1)	(0.8)	(0.5)	(0.3)
Impairment of asset held for sale	—	—	—	(1.2)	(1.4)	0.2
(Loss) gain on change in fair value of debt	(3.0)	3.8	(6.8)	(10.2)	(2.8)	(7.4)
Loss on disposal of subsidiary	—	—	—	(1.2)	—	(1.2)
Equity in net (loss) income of investee	(0.1)	—	(0.1)	(0.1)	0.3	(0.4)
Loss from continuing operations before income tax expense (benefit)	(5.8)	(5.2)	(0.6)	(12.7)	(33.0)	20.3
Income tax expense (benefit)	0.3	0.4	(0.1)	(0.1)	(0.4)	0.3
Loss from continuing operations	(6.1)	(5.6)	(0.5)	(12.6)	(32.6)	20.0
Gain on liquidation of subsidiaries, net of taxes	—	7.2	(7.2)	—	7.2	(7.2)
Net (loss) income	(6.1)	1.6	(7.7)	(12.6)	(25.4)	12.8
Loss from Continuing Operations and Net (Loss) Income
In the third quarter of 2014, we incurred a loss from continuing operations of $6.1 million compared to $5.6 million in the third quarter of 2013. For the nine months ended September 30, 2014, we incurred a loss from continuing operations of $12.6 million compared to $32.6 million for the nine months ended September 30, 2013. The loss from continuing operations for the three months ended September 30, 2014 is primarily attributable to corporate general expenses, interest expense and loss on change in fair value of debt, partially offset by operating income in Insurance Services. The loss from continuing operations for the nine months ended September 30, 2014 is primarily attributable to corporate general expenses, interest expense, impairment of asset held for sale, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains and operating income in Insurance Services. The loss from continuing operations for the three months ended September 30, 2013 is primarily due to operating losses in Insurance Underwriting, corporate general expenses and interest expense, partially offset by a gain on the change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2013 is primarily due to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale and loss on change in fair value of debt.

KINGSWAY FINANCIAL SERVICES INC.

In the third quarter of 2014, we incurred a net loss of $6.1 million compared to net income of $1.6 million in the third quarter of 2013. For the nine months ended September 30, 2014, we incurred a net loss of $12.6 million compared to $25.4 million for the nine months ended September 30, 2013.
Insurance Underwriting
In the third quarter of 2014, Insurance Underwriting gross premiums written were $28.7 million compared to $29.7 million in the third quarter of 2013, representing a 3.4% decrease ($87.4 million year to date compared to $102.4 million prior year to date, representing a 14.6% decrease). Net premiums written increased 10.8% to $28.7 million in the third quarter of 2014 compared with $25.9 million in the third quarter of 2013 ($91.5 million year to date compared to $78.2 million prior year to date, representing a 17.0% increase). Net premiums earned increased 12.7% to $28.4 million in the third quarter of 2014 compared with $25.2 million in the third quarter of 2013 ($85.0 million year to date compared to $80.0 million prior year to date, representing a 6.3% increase).
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
The Insurance Underwriting operating loss decreased to $0.5 million for the three months ended September 30, 2014 (income of $0.1 million year to date) compared to a loss of $4.7 million for the three months ended September 30, 2013 (loss of $12.3 million prior year to date). The decrease in operating loss for the three months ended September 30, 2014 and the year to date increase in operating income are primarily attributed to an increase in net premiums earned; a reduction in loss and loss adjustment expenses and commission expenses as a percent of net premiums earned; and lower overall general expenses, as compared to the respective prior periods of 2013.
The Insurance Underwriting loss and loss adjustment expense ratio for the third quarter of 2014 was 72.5% compared to 77.8% for the third quarter of 2013 (70.2% for the nine months ended September 30, 2014 compared with 75.4% for the same period in 2013). The decrease in the loss and loss adjustment expense ratio for the quarter and year to date is primarily due to an increase in net premiums earned at Mendota combined with a reduction in loss and loss adjustment expenses as a percent of net premiums earned at Mendota, as well as a decrease in loss and loss adjustment expense at Amigo due to favorable development on unpaid loss and loss adjustment expenses.
The Insurance Underwriting expense ratio was 29.6% for the third quarter of 2014 compared to 41.2% for the third quarter of 2013 (30.1% for the nine months ended September 30, 2014 compared with 40.1% for the same period in 2013). The decrease in the expense ratio for the quarter and year to date is primarily due to an overall reduction in commission expense and general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.0 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively ($6.1 million and $7.0 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 102.1% in the third quarter of 2014 compared with 119.0% in the third quarter of 2013 (100.3% for the nine months ended September 30, 2014 compared with 115.5% for the same period in 2013), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 15.6% to $14.1 million for the three months ended September 30, 2014 ($42.8 million year to date) compared with $12.2 million for the three months ended September 30, 2013 ($37.3 million prior year to date). The increase for the quarter and year to date was due to increased service fee and commission income at ARS and Trinity. The Insurance Services operating income was $1.2 million for the three months ended September 30, 2014 ($4.3 million year to date) compared with operating loss of $0.3 million for the three months ended September 30, 2013 ($2.1 million prior year to date). The increase in operating income for the quarter and year to date is primarily related to improved operating income at ARS for the three and nine months ended September 30, 2014 compared to the same periods in 2013.
Net Investment Income
Net investment income was $0.6 million in the third quarter of 2014 ($1.3 million year to date) compared to $0.4 million in the third quarter of 2013 ($1.8 million prior year to date). The increase for the three months ended September 30, 2014 is a result of an increase in income from limited liability investments. The decrease for the nine months ended September 30, 2014 is a result of a decline in the Company's fixed maturities, which resulted from reduced volumes of business in Insurance Underwriting.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized Gains (Losses)
The Company incurred net realized gains in the third quarter of 2014 of $0.3 million ($5.4 million year to date) compared to net realized gains of $0.3 million in the third quarter of 2013 (net realized losses of $1.1 million prior year to date). The net realized gains for the three and nine months ended September 30, 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting. The year to date net realized losses in 2013 resulted primarily from the sale of Atlas Financial Holdings, Inc. ("Atlas") common stock during the first quarter of 2013. As more fully described in Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, the Company realized a loss of $1.7 million during the first quarter of 2013 related to the sale of Atlas common stock.
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
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.2 million in the third quarter of 2014 ($4.9 million year to date) compared to $2.2 million in the third quarter of 2013 ($10.1 million prior year to date). The decrease in net expense for the year to date is primarily due to $0.6 million less of general expenses and $4.5 million less of loss related to PIH in 2014 compared to 2013. As further discussed in Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net. Other income and expenses not allocated to segments includes income of zero in the third quarter of 2014 (income of $2.3 million year to date) compared to a loss of $0.1 million for the third quarter of 2013 (loss of $2.2 million prior year to date) related to PIH.
Interest Expense
Interest expense for the third quarter of 2014 was $1.4 million ($4.2 million year to date) compared to $1.8 million in the third quarter of 2013 ($5.6 million prior year to date). The decrease is attributable to the partial redemption in October 2013 and the redemption in February 2014 of the remaining outstanding principal balance on the senior unsecured debentures due February 1, 2014.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.4 million for the third quarter of 2014 ($1.2 million year to date) compared to $0.5 million in the third quarter of 2013 ($1.6 million prior year to date). The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.3 million for the third quarter of 2014 ($0.8 million year to date) compared to $0.2 million in the third quarter of 2013 ($0.5 million prior year to date). The increase is due to the inclusion of expense related to the Trinity contingent consideration liability acquired during the second quarter of 2013. See Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, for further details.
Impairment of Asset Held for Sale
As of September 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the nine months ended September 30, 2014 and September 30, 2013, the Company recorded impairment write-downs of $1.2 million and $1.4 million, respectively, related to the asset held for sale.

KINGSWAY FINANCIAL SERVICES INC.

(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $3.0 million in the third quarter of 2014 ($10.2 million year to date) compared to a gain of $3.8 million in the third quarter of 2013 (loss of $2.8 million prior year to date). The loss for the third quarter of 2014 is due to an increase in the fair values of the Company's subordinated debt, whereas the gain for the third quarter of 2013 is primarily due to a decrease in the fair values of the Company's subordinated debt. The 2014 year to date loss is primarily due to an increase in the fair values of the Company's subordinated debt, whereas the 2013 year to date loss is due to the increase in the fair values of the Company's senior unsecured debentures and LROC preferred units.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of zero in the third quarter of 2014 ($1.2 million year to date). See Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, for further details.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee for the three and nine months ended September 30, 2014 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion. As discussed further in Note 5, "Acquisition, Dispositions and Liquidations," to the unaudited consolidated interim financial statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012.
Income Tax Expense (Benefit)

Income tax expense for the third quarter of 2014 was $0.3 million (benefit of $0.1 million year to date) compared to $0.4 million in the third quarter of 2013 (benefit of $0.4 million prior year to date). The decrease in income tax expense for the three months ended September 30, 2014 is primarily attributable to a reduction in 2014 of the amount of the Company's unrecognized tax benefit liability. The decrease in the income tax benefit for the nine months ended September 30, 2014 is primarily attributable to a reduction in 2014 of the amount of the Company's unrecognized tax benefit liability, a decrease in the amount of tax benefit recorded in 2014 for Canadian income tax refunds, a valuation allowance tax benefit adjustment recorded in 2013 and an increase in state income tax expense recorded in 2014. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the differences in income tax benefit recorded for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2014, we held cash and cash equivalents and investments with a carrying value of $160.3 million. As of September 30, 2014, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

KINGSWAY FINANCIAL SERVICES INC.

Type of investment	September 30, 2014	% of Total	December 31, 2013	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	10.6	6.6%	18.4	11.0%
Canadian government	4.4	2.7%	4.1	2.4%
States municipalities and political subdivisions	6.2	3.9%	6.2	3.7%
Mortgage-backed	4.4	2.7%	2.0	1.2%
Asset-backed securities and collateralized mortgage obligations	7.8	4.9%	4.0	2.4%
Corporate	15.3	9.5%	19.5	11.6%
Total fixed maturities	48.7	30.3%	54.2	32.3%
Equity investments:
Common stock	14.8	9.2%	7.1	4.2%
Warrants	0.1	0.1%	—	—%
Total equity investments	14.9	9.3%	7.1	4.2%
Limited liability investments	7.0	4.4%	4.4	2.6%
Other investments	2.0	1.3%	3.0	1.8%
Short-term investments	0.4	0.2%	0.5	0.3%
Total investments	73.0	45.5%	69.2	41.2%
Cash and cash equivalents	87.3	54.5%	98.6	58.8%
Total	160.3	100.0%	167.8	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2014 and December 31, 2013.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	September 30, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	11.8	24.2%	14.1	26.0%
Due in one through five years	31.3	64.3%	36.6	67.5%
Due after five through ten years	1.6	3.3%	1.5	2.8%
Due after ten years	4.0	8.2%	2.0	3.7%
Total	48.7	100.0%	54.2	100.0%

At September 30, 2014, 88.5% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 92.3% of those investments rated 'A' or better at September 30, 2014. During 2012, the Company reinvested cash into certain fixed maturities rated BBB/Baa. These investment grade fixed maturities purchased provide a better yield while maintaining compliance with conservative credit risk guidelines adopted by the Company.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	September 30, 2014	December 31, 2013
AAA/Aaa	54.9%	52.6%
AA/Aa	11.5	11.4
A/A	25.9	29.6
Percentage rated A/A2 or better	92.3%	93.6%
BBB/Baa	7.7	6.4
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of zero and $1.8 million for the three and nine months ended September 30, 2013. There were no write-downs related to fixed maturities or other investments for the three and nine months ended September 30, 2013.
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
At September 30, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $0.4 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of September 30, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LP are reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at September 30, 2014 and December 31, 2013.
TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	September 30, 2014	September 30, 2014	December 31, 2013
Real estate held through LP	0.5	4.4	4.1
Investments held through LLC	—	2.5	—
Other	—	0.1	0.3
Total	0.5	7.0	4.4
Investment in Investee
During the third quarter of 2014, the Company acquired 63.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors has been consolidated in the September 30, 2014 unaudited financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee at September 30, 2014. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2014, 1347 Capital Corp. completed an initial public offering of 4.0 million units at a price to the public of $10.00 per unit for total gross proceeds of $40.0 million. Each unit issued in the initial public offering consists of one share of common stock, one right to receive one-tenth of a share of common stock automatically on the consummation of an initial business combination, and one warrant to acquire one-half of one share of common stock at a price of $11.50 per full share of common stock. On July 23, 2014, the option to purchase an additional 600,000 units that 1347 Capital Corp. had granted to the underwriters for additional gross proceeds of $6.0 million was completed. As a result, 1347 Capital Corp. issued a total of 4.6 million units in its initial public offering, generating total gross proceeds of $46.0 million.
1347 Capital Corp. has eighteen months from the date of the initial public offering, or twenty-four months if 1347 Capital Corp. has entered into a letter of intent or definitive agreement within eighteen months and such business combination has not yet been consummated, to complete a successful business combination. Had a successful business combination been consummated during the third quarter of 2014, and assuming the September 30, 2014 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $6.1 million at September 30, 2014. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $2.2 million.

KINGSWAY FINANCIAL SERVICES INC.

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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	September 30, 2014	December 31, 2013
Non-standard automobile	61.3	75.5
Commercial automobile	5.5	6.7
Other	1.4	2.3
Total	68.2	84.5
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	September 30, 2014	December 31, 2013
Non-standard automobile	58.1	67.8
Commercial automobile	5.3	6.4
Other	1.4	2.4
Total	64.8	76.6
Non-Standard Automobile
At September 30, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $61.3 million and $75.5 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and UCC as well as a decline at Mendota.
Commercial Automobile
At September 30, 2014 and December 31, 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $5.5 million and $6.7 million, respectively. The decrease is due to the continuing voluntary run-offs of Amigo and UCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    (Decrease) increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(Favorable) unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(0.3)	0.4	(1.2)	(0.4)
For the three months ended September 30, 2014, the Company reported $0.3 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($1.2 million year to date). For the three months ended September 30, 2013, the Company reported $0.4 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years (favorable development of $0.4 million prior year to date). The favorable development reported for the three and nine months ended September 30, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo. The unfavorable development reported for the three months

KINGSWAY FINANCIAL SERVICES INC.

ended September 30, 2013 was primarily related to the Company's allocation of its provision for unallocated loss and loss adjustment expenses between the current and prior accident years. The favorable development reported for the nine months ended September 30, 2013 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at UCC.
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
Cash Flows
During the nine months ended September 30, 2014, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $14.4 million. This use of cash can be explained primarily by the net loss of $12.6 million; the decrease in unearned premiums reserve of $10.2 million as a result of the disposal of PIH; and the decrease in the provision for unpaid loss and loss adjustment expenses of $16.5 million; partially offset by the loss on change in fair value of debt of $10.2 million; the decrease in reinsurance recoverable of $6.3 million; and the decrease in prepaid reinsurance premiums of $6.8 million as a result of the termination of the quota share reinsurance agreement at Mendota and Mendakota effective January 1, 2014.
During the nine months ended September 30, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $3.6 million. This use of cash was driven primarily by the purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments. As previously explained, the Company's insurance subsidiaries hold investments portfolios comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high-quality corporate issuers which are of generally short duration and are highly liquid which enables the insurance subsidiaries to meet their liquidity needs.
During the nine months ended September 30, 2014, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $6.7 million. This source of cash is attributed to the net proceeds received from the Company's private placement of $6.3 million and exercise of warrants of $14.8 million, as further discussed in Note 16, "Shareholders' Equity," to the unaudited consolidated interim financial statements, offset by the redemption of $14.4 million of par value of senior unsecured debentures due February 1, 2014.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the nine months ended September 30, 2014 was $11.3 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through disposal of discontinued operations and investment in investee, as well as from receipt of dividends from its non-insurance subsidiaries. On the other hand, the operating insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2014, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.

KINGSWAY FINANCIAL SERVICES INC.

On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million, as further discussed in Note 16, "Shareholders' Equity," to the unaudited consolidated interim financial statements. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
On August 18, 2014, the Company announced its intention to redeem its outstanding Series A Warrants, which were issued pursuant to the September 2013 rights offering. Refer to Note 16, "Shareholders' Equity," to the unaudited consolidated interim financial statements for further discussion of the rights offering. Holders of Series A Warrants could exercise their outstanding Series A Warrants at $4.50 per common share. Any Series A Warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per Series A Warrant. During the three months ended September 30, 2014, Series A Warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 Series A Warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.
Debt Buy-backs
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during the three and nine months ended September 30, 2014. During the first quarter of 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. No debt repurchases were made during the third quarter of 2013.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of September 30, 2014, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company

KINGSWAY FINANCIAL SERVICES INC.

files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 5, 2014	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 5, 2014	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

