Form 10-K
period 2014-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2015-03-13
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2014, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $68,578,275 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 13, 2015 was 19,709,706.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2014.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2014 Annual Report on Form 10-K (the "2014 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2014 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2014 Annual Report.

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
Kingsway is a holding company that operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services. Insurance Underwriting and Insurance Services conduct their business and distribute their products in the United States. Certain of the business descriptions below, particularly "Investments," "Reinsurance" and "Regulatory Environment," are principally or exclusively related to Insurance Underwriting. The "Debt" description below is unrelated to either segment.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2014 and 2013 is contained in the following sections of this 2014 Annual Report: (i) Note 24, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the U.S. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive income. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency are included within other income on the consolidated statements of operations.
All of the dollar amounts in this 2014 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Private Placement
On February 3, 2014, the Company closed on its private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses. Each unit consists of one class A convertible preferred share, series 1 (the "Preferred Shares"), and 6.25 common share class C purchase warrants. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. The maximum number of common shares issuable upon conversion of the Preferred Shares is 1,642,975 common shares. Each warrant will entitle the subscriber to purchase one common share of Kingsway at a price of $5.00 per common share at any time after September 16, 2016 and prior to expiry on September 15, 2023. Further information is contained in Note 22, "Shareholders' Equity," to the Consolidated Financial Statements.
Redemption of Series A Warrants
On August 18, 2014, the Company announced its intention to redeem its outstanding Series A Warrants, which were issued pursuant to the Company's 2013 rights offering. Holders of Series A Warrants could exercise their outstanding Series A Warrants at $4.50 per common share. Any Series A Warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per Series A Warrant. During the third quarter of 2014, Series A Warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 Series A Warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25. Further information is contained in Note 22, "Shareholders' Equity," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Repayment of Senior Unsecured Debentures
In 2004, the Company completed the sale of $125.0 million 7.50% senior notes due 2014. Pursuant to debt buy-back initiatives which started in 2009 and a partial, early redemption executed in 2013, the Company repurchased and retired most of the originally issued par value. In February 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.
Disposition
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Total consideration to the Company as a result of this transaction was $7.7 million, consisting of a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million during the first quarter of 2014. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. The Company's approximate voting percentage in PIH has been reduced to 16.9% at December 31, 2014. Further information is contained in Note 5, "Dispositions and Liquidations," to the Consolidated Financial Statements.
INSURANCE UNDERWRITING SEGMENT
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting").

As described above, effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been adjusted to exclude PIH from the Insurance Underwriting segment.

The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states. In 2014, the following states accounted for 81.4% of Insurance Underwriting's gross premiums written: Florida (18.9%), Texas (17.7%), Illinois (15.5%), California (10.0%), Colorado (9.7%) and Nevada (9.6%).
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

KINGSWAY FINANCIAL SERVICES INC.

Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2014 and 2013.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in millions of dollars, except for percentages)

	2014	% of Total	2013	% of Total
Private passenger auto liability	76.5	67.1%	82.0	63.8%
Auto physical damage	37.5	32.9%	39.7	30.9%
Total non-standard automobile	114.0	100.0%	121.7	94.7%
Allied lines	—	—%	6.9	5.3%
Total gross premiums written	114.0	100.0%	128.6	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in millions of dollars, except for percentages)

	2014	% of Total	2013	% of Total
Florida	21.5	18.9%	32.1	25.0%
Texas	20.2	17.7%	19.6	15.2%
Illinois	17.7	15.5%	21.2	16.5%
California	11.4	10.0%	14.2	11.0%
Colorado	11.1	9.7%	11.2	8.7%
Nevada	10.9	9.6%	9.7	7.5%
Other	21.2	18.6%	20.6	16.1%
Total gross premiums written	114.0	100.0%	128.6	100.0%
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
The insuring of non-standard automobile drivers is often transitory. When their driving records improve, insureds may qualify to obtain insurance in the standard market at lower premium rates. We often cancel policies for non-payment of premium and, following a period of lapse in coverage, insureds frequently return to purchase a new policy at a later date. As a result, our non-standard automobile insurance policies experience a retention rate that is lower than that experienced for standard market risks. This creates an on-going requirement to replace non-renewing policyholders with new policyholders and to react promptly to issue cancellation notices for non-payment of premiums to mitigate potential bad debt write-offs. Most of our insureds pay their premiums on a monthly installment basis, and we typically limit our risk related to non-payment of premiums by requiring a deposit for future insurance premiums and the prepayment of subsequent installments.
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
For the year ended December 31, 2014, gross premiums written for non-standard automobile insurance decreased 6.3% to $114.0 million as compared to $121.7 million in 2013. Non-standard automobile insurance accounted for 100.0% and 94.7% of Insurance

KINGSWAY FINANCIAL SERVICES INC.

Underwriting's gross premiums written for the years ended December 31, 2014 and 2013, respectively. The decrease in gross premiums written is primarily the result of decreased premium volumes at Amigo, reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off.
Allied Lines
Allied lines includes premium related to Amigo's participation in the National Flood Insurance Program during 2013. The program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency which allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. Under the program, Amigo received an expense allowance for policies written and claims processed while the federal government retained responsibility for underwriting all losses. For the year ended December 31, 2014, gross premiums written from allied lines decreased by 100.0% to zero compared to $6.9 million in 2013 due to Amigo's withdrawal from the National Flood Insurance Program effective January 1, 2014.
Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 4,100 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our underwriting guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
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
No customer or group of affiliated customers accounts for 10% or more of Insurance Underwriting's revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.
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

KINGSWAY FINANCIAL SERVICES INC.

•	strive for cost containment and the economics of shared support functions where deemed appropriate; and

•	provide our independent agents and brokers with competitive commissions, an ease of doing business and additional value-added products and services for them and their customers.
Insurance Underwriting generally does not compete on the basis of ratings assigned by insurance rating agencies. Previously, the Company's insurance subsidiaries were assigned ratings by A.M. Best. In October, 2011 the Company had the A.M. Best ratings for all of its insurance subsidiaries withdrawn. As a result, the Company's insurance subsidiaries are currently unrated.
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
In addition to claims adjusters, our operating subsidiaries also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling particularly with respect to identifying instances of fraud. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also engage independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.

INSURANCE SERVICES SEGMENT
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"), (collectively, "Insurance Services").
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

KINGSWAY FINANCIAL SERVICES INC.

on all contracts it originates. Vehicle service agreements supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. Vehicle service agreements typically range from three months to seven years and/or 3,000 miles to 100,000 miles. The cost of the vehicle service agreement is a function of the contract term, coverage limits and type of vehicle.
In addition to marketing vehicle service agreements, IWS also brokers a guaranteed asset protection product ("GAP") through its distribution channel. GAP generally covers a consumer's out-of-pocket amount, related to an automobile loan or lease, if the vehicle is stolen or damaged beyond repair. IWS earns a commission when a consumer purchases a GAP certificate but does not take on any insurance risk.
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

No customer or group of affiliated customers accounts for 10% or more of Insurance Service's revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.
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

KINGSWAY FINANCIAL SERVICES INC.

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
In addition to claims adjusters, ARS also employs appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling particularly with respect to identifying instances of fraud. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also employ independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Property and Casualty Insurance
The Company's insurance policies are generally written on an occurrence basis. Non-standard automobile includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage and property damage claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short, and the claim settlement process for personal automobile liability generally is the least complex of the liability products. Given that our core non-standard automobile offerings are policies at the minimum prescribed limits in each state, our non-standard automobile business is generally viewed as a high frequency, low severity business.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 3 Provision for property and casualty unpaid loss and loss adjustment expense, net of recoveries from reinsurers
As of December 31, 2014 (in millions of dollars, except percentages)

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, gross	63.9	84.5	103.1	120.3	174.7	186.7	183.2	198.0	119.1	106.8	104.9
Less: reinsurance recoverable on property and casualty unpaid loss and loss adjustment expenses	3.2	7.9	5.5	0.3	8.0	—	0.5	0.3	0.3	0.5	0.3
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, net	60.7	76.6	97.6	120.0	166.7	186.7	182.7	197.7	118.8	106.3	104.6
Cumulative net paid as of:
One year later		42.4	53.4	70.0	105.2	111.7	107.1	108.6	48.8	50.0	52.6
Two years later			72.1	99.4	141.2	155.5	156.8	150.5	75.5	71.0	73.3
Three years later				109.0	162.2	175.3	180.4	174.3	90.9	83.9	84.2
Four years later					170.2	188.0	190.8	183.6	98.8	91.3	90.0
Five years later						192.3	196.0	186.9	101.4	94.9	94.4
Six years later							197.8	188.8	102.7	96.1	95.9
Seven years later								189.4	103.0	97.4	96.5
Eight years later									103.3	97.6	97.6
Nine years later										97.7	97.8
Ten years later											97.9
Re-estimated liability as of:
One year later		71.5	96.4	133.8	174.6	201.1	184.5	190.2	109.0	105.1	102.0
Two years later			90.1	133.8	185.0	202.0	197.6	186.9	104.9	98.2	99.7
Three years later				127.1	187.1	206.8	198.0	193.3	106.0	96.6	97.1
Four years later					182.5	209.6	201.0	191.9	106.8	97.6	96.2
Five years later						206.1	201.2	192.0	106.0	98.0	97.4
Six years later							197.7	192.9	106.0	98.3	95.5
Seven years later								188.6	105.9	99.1	97.8
Eight years later									104.2	99.3	98.5
Nine years later										98.8	98.6
Ten years later											98.3

As of December 31, 2014: Cumulative deficiency (redundancy)		(5.1)	(7.5)	7.1	15.8	19.4	15.0	(9.1)	(14.6)	(7.5)	(6.3)
Cumulative deficiency (redundancy) as a % of property and casualty unpaid loss and loss adjustment expenses originally established - net		(6.7)%	(7.7)%	5.9%	9.5%	10.4%	8.2%	(4.6)%	(12.3)%	(7.1)%	(6.0)%
Re-estimated liability - gross		71.5	90.1	127.1	189.9	206.1	197.7	188.6	104.2	98.8	98.3
Less: re-established reinsurance recoverable		—	—	—	7.4	—	—	—	—	—	—
Re-estimated provision - net		71.5	90.1	127.1	182.5	206.1	197.7	188.6	104.2	98.8	98.3
Cumulative deficiency (redundancy) - gross		(13.0)	(13.0)	6.8	7.8	19.4	14.5	(9.4)	(14.9)	(8.0)	(6.6)
% of property and casualty unpaid loss and loss adjustment expenses originally established - gross		(15.4)%	(12.6)%	5.7%	4.5%	10.4%	7.9%	(4.7)%	(12.5)%	(7.5)%	(6.3)%

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
TABLE 4 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31 (in millions of dollars)

	2014	2013
Balance at beginning of period, gross	84.5	103.1
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7.9	5.5
Balance at beginning of period, net	76.6	97.6
Incurred related to:
Current year	84.5	81.9
Prior years	(5.1)	(1.2)
Paid related to:
Current year	(52.5)	(48.3)
Prior years	(42.4)	(53.4)
Disposal of unpaid loss and loss adjustment expenses related to PIH	(0.4)	—
Balance at end of period, net	60.7	76.6
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3.2	7.9
Balance at end of period, gross	63.9	84.5
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
REINSURANCE
For most of the non-standard automobile business that we write in the United States, our exposure is generally limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We have from time to time, though, entered into different types of reinsurance arrangements as part of the management of our non-standard automobile business. During 2013, we purchased quota-share reinsurance to increase our capacity to underwrite additional insurance risks. For 2014, we entered into an excess of loss reinsurance arrangement to reduce our exposure to losses related to certain catastrophic events which may occur in any of the states in which we write non-standard automobile business.

KINGSWAY FINANCIAL SERVICES INC.

Reinsurance ceded does not relieve us of our ultimate liability to our insureds in the event that any reinsurer is unable to meet its obligations under its reinsurance contracts. We therefore enter into reinsurance contracts with only those reinsurers which we believe have sufficient financial resources to meet their obligations to us. Reinsurance treaties generally have terms of one year and, as a result, are subject to renegotiation annually.
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
As of December 31, 2014, we had $3.7 million recoverable from third-party reinsurers. As shown in Table 5 below, at December 31, 2014, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 5 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2014

A+	81.9%
A-	18.1%
Total	100.0%
DEBT
Debt includes Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt, all of which are carried at fair value.
Debt consists of the following instruments:
TABLE 6 Debt
As of December 31 (in millions of dollars)

	2014		2013
	Principal	Fair Value	Principal	Fair Value
7.5% Senior notes due 2014	—	—	14.4	14.4
LROC preferred units due 2015	13.6	13.6	14.9	14.9
Subordinated debt	90.5	40.7	90.5	28.5
Total	104.1	54.3	119.8	57.8
Further information regarding our debt is discussed within the "Debt" section of MD&A as well as in Note 15, "Debt," to the Consolidated Financial Statements.
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
Our U.S. insurance subsidiaries are subject to the insurance holding company laws in the jurisdictions in which they conduct business. These regulations require that each U.S insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system which may materially affect the operations, management or financial condition of the insurers in the holding company domiciled in that state. We have U.S. insurance subsidiaries that are organized and domiciled under the insurance statutes of Illinois, Minnesota and Florida. The insurance laws in each of these states similarly provide that all transactions among members of a holding company

KINGSWAY FINANCIAL SERVICES INC.

system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.

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
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2014, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
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

KINGSWAY FINANCIAL SERVICES INC.

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
In July 2010, the Dodd-Frank Act (the "DFA") was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office ("FIO") that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study that was delivered to Congress in mid-December 2013 concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. FIO recently established the Federal Advisory Committee on Insurance ("FACI") whose mission is to provide recommendations to FIO on issues it monitors for Congress. While the NAIC continues to promote the strengths of the U.S. state-based insurance regulatory system, both FIO/FACI and international standard setting authorities such as the International Association of Insurance Supervisors are actively seeking a role in shaping the future of the U.S. insurance regulatory framework. It is too early to know whether or how these organizations' recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kingsway’s operations.
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
EMPLOYEES
At December 31, 2014, we employed 546 personnel supporting our continuing operations, of which 536 were full-time employees.
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
Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2014 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.

KINGSWAY FINANCIAL SERVICES INC.

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
As of December 31, 2014, we had $104.1 million principal value of outstanding debt, comprised of $13.6 million (C$15.8 million) principal value of LROC preferred units due June 30, 2015 and $90.5 million of subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December, 2032. Because of our substantial outstanding debt:

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
There can be no assurance that we will continue to generate the liquidity necessary to redeem our remaining outstanding debt, including the $13.6 million (C$15.8 million) principal value of LROC preferred units due June 30, 2015.
We have a significant amount of debt maturing within six months.
As of December 31, 2014, we had $13.6 million (C$15.8 million) principal value of LROC preferred units due June 30, 2015. While we currently have sufficient cash resources to satisfy this obligation, we have many uses for our cash resources, including operating expenses, debt service and funding for our subsidiaries.
We have a significant amount of deferred interest payments due within the next twelve months related to our subordinated debt.
We have $90.5 million principal value of subordinated debt outstanding in the form of trust preferred debt instruments. During the first quarter of 2011, we gave notice to our trust preferred trustees of our intention to exercise our voluntary right to defer interest payments for up to 20 quarters pursuant to the contractual terms of our outstanding trust preferred indentures, which permit interest deferral. At December 31, 2014, deferred interest payable of $17.4 million is included in accrued expenses and other

KINGSWAY FINANCIAL SERVICES INC.

liabilities in the consolidated balance sheets. Using the LIBOR in effect at December 31, 2014, we estimate that approximately $22.7 million of deferred interest payments will come due during the period from December 31, 2015 through March 4, 2016. We currently do not have the cash resources necessary to satisfy completely the deferred interest payment obligations. We intend to generate the remaining cash proceeds needed to repay the deferred interest payment obligations by raising additional capital or selling assets.
Increases in interest rates would increase the cost of servicing our debt and could adversely affect our results of operation.
$90.5 million principal value of our outstanding debt bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. As of December 31, 2014, each one percentage point increase in LIBOR would result in an approximately $1.1 million increase in our annual interest expense.
Our operations are restricted by the terms of our debt indentures, which could limit our ability to plan for or react to market conditions or meet our capital needs.
Our debt indentures contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of restricted payments, sell assets, merge or consolidate, pay dividends or redeem capital stock, and incur liens to secure debt. The covenants under our debt agreements could limit our ability to plan for or react to market conditions or to meet our capital needs. Our ability to comply with the covenants in these agreements may be affected by events beyond our control, and we may have to curtail some of our operations, restructuring and growth plans to maintain compliance. No assurances can be given that we will be able to maintain compliance with these covenants.
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
The Investment and Capital Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company. For capital initiatives undertaken in 2014, see the "Liquidity and Capital Resources" section of MD&A.
We may not be able to realize our investment objectives, which could significantly reduce our earnings and liquidity.
We depend on our investments, particularly our fixed maturities, for a substantial portion of our earnings and liquidity. We currently maintain and intend to continue to maintain investments primarily comprised of fixed maturities. As of December 31, 2014, the fair value of our investments included $56.2 million of fixed maturities. Given the low interest rate environment which exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities which has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities.
In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the securities markets and, consequently, the fair value of the investments we own. We may not be able to realize our investment objectives, which could reduce our profitability significantly.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Our U.S. businesses have generated net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $869.5 million as of December 31, 2014. These losses can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these losses would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these losses and realize the positive cash flow benefit.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
We have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off and terminating managing general agent relationships, with the objective of focusing on core lines of business, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Ineffective change management may result in disruptions to the operations of the business or may cause employees to act in a manner which is inconsistent with our objectives. Any of these events could negatively impact our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
We may experience difficulty continuing to reduce our holding company expenses while at the same time retaining staff given the significant reduction in size and scale of our businesses.
We have divested a number of subsidiaries and significantly reduced our written premium in the insurance subsidiaries we continue to own. At the same time, we have been downsizing our holding company expense base in an attempt to compensate for the reduction in scale. There can be no assurance that our remaining businesses will produce enough cash flow to adequately compensate and retain staff and to service our other holding company obligations, particularly the interest expense burden of our remaining outstanding debt.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
For the year ended December 31, 2014, 100.0% of the gross premiums written from our Insurance Underwriting segment were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011 and 2012. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of our non-standard automobile insurance gross premiums written from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas.
Certain jurisdictions, specifically Florida, Illinois, Texas, California, Nevada and Colorado, generated 81.4% of our non-standard automobile insurance gross premiums written during 2014.
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
We purchase reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2014, we had $6.9 million recoverable from third-party reinsurers, including reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses.

KINGSWAY FINANCIAL SERVICES INC.

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
The Company currently has two of its insurance subsidiaries, UCC and Amigo, operating in voluntary run-off. Our success at managing these run-offs is highly dependent upon proper claim-handling and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-offs, or the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent on the continuing availability of the necessary liquidity, from the sale of securities, collection

KINGSWAY FINANCIAL SERVICES INC.

of reinsurance recoverables and, potentially, capital contributions, to properly settle claims. Our inability to sell securities when needed or to collect outstanding reinsurance recoverables when due could have an adverse effect on our results of operation or financial condition. See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-offs of UCC and Amigo.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 72,544 at four locations in four states. The latest expiration date of the existing leases is in October 2019.
Insurance Services leases facilities with an aggregate square footage of approximately 96,678 at six locations in four states. The latest expiration date of the existing leases is in November 2019.
KAI leases a facility with an aggregate square footage of approximately 23,491 at one location in one state. The expiration date of the existing lease is in November 2019.
The properties described above are in good condition. We consider our office facilities suitable and adequate for our current levels of operations.
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
Our common shares are listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE") under the trading symbol "KFS."
The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the TSX and NYSE.

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2014
Quarter 4	C$	7.30	C$	6.05	$6.40	$5.40
Quarter 3	7.55		6.41		6.91	6.00
Quarter 2	7.30		4.82		6.69	4.33
Quarter 1	4.88		4.15		4.32	3.85
2013
Quarter 4	4.21		2.87		3.96	2.78
Quarter 3	4.02		2.87		3.87	2.76
Quarter 2	4.17		3.15		4.25	3.08
Quarter 1	4.53		3.61		4.42	3.68

Shareholders of Record
As of March 12, 2015, the closing sales price of our common shares as reported by the TSX was C$7.25 per share and as reported by the NYSE was $5.64 per share.
As of March 13, 2015, we had 19,709,706 common shares issued and outstanding, held by approximately 4,200 shareholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2014, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our 2013 Equity Incentive Plan (the "2013 Plan") adopted by the Board of Directors in 2013. The 2013 Plan has been approved by the shareholders of the Company.

KINGSWAY FINANCIAL SERVICES INC.

The following summary information is presented with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	611,875	$4.50	40,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	611,875	$4.50	40,000

Recent Sales of Unregistered Securities
During 2014, we did not have any unregistered sales of our equity securities.
Repurchases of Equity Securities
During 2014, we did not have any repurchases of our equity securities.

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
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been adjusted to exclude PIH from the Insurance Underwriting segment.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Universal Casualty Company ("UCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout this 2014 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states. In 2014, production in the following states represented 81.4% of Insurance Underwriting's gross premiums written: Florida (18.9%), Texas (17.7%), Illinois (15.5%), California (10.0%), Colorado (9.7%) and Nevada (9.6%). For the year ended December 31, 2014, non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written.
The Company previously placed Amigo and UCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and UCC has entered into a comprehensive run-off plan which has been approved by its respective state of domicile. Kingsway continues to manage Amigo and UCC in a manner consistent with the run-off plans.
Insurance Services includes the following subsidiaries of the Company: Assigned Risk Solutions Ltd. ("ARS"), IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2014 Annual Report, the term "Insurance Services" is used to refer to this segment.
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
NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2014 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are segment operating income (loss), gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 24, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax benefit which, in addition to operating income (loss), includes net investment income, net realized gains, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration (benefit) expense, impairment of asset held for sale, loss on change in fair value of debt, loss on disposal of subsidiary, loss on disposal of asset held for sale, loss on buy-back of debt and equity in net (loss) income of investee. A reconciliation of segment operating income (loss) to loss from continuing operations before income tax benefit for the year ended December 31, 2014 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.
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
Underwriting Ratios
Kingsway, like many insurance companies, analyzes performance based on underwriting ratios such as loss and loss adjustment expense ratio, expense ratio and combined ratio. The loss and loss adjustment expense ratio is derived by dividing the amount of net loss and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of commissions and premium taxes; general and administrative expenses; and policy fee income by net premiums earned. The combined ratio is the sum of the loss and loss adjustment expense ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for debt obligations; and contingent consideration.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Factors affecting the provision for unpaid loss and loss adjustment expenses include the continually evolving and changing regulatory and legal environment; actuarial studies; the professional experience and expertise of the Company's claims personnel and independent adjusters retained to handle individual claims; the quality of the data used for projection purposes; existing claims management practices including claims handling and settlement practices; the effect of inflationary trends on future loss settlement costs; court decisions; economic conditions; and public attitudes.
The Company utilizes external actuaries to evaluate the adequacy of our provision for unpaid loss and loss adjustment expenses under the terms of our insurance policies and vehicle service agreements. The provision is evaluated by the Company's actuaries with the results then shared with management, which is responsible for establishing the provision recorded in the consolidated balance sheets.
In the year-end actuarial review process, an analysis of the provision for unpaid loss and loss adjustment expenses is completed for each insurance subsidiary and IWS.  Unpaid deferred cost containment expenses and unpaid adjusting and other expenses, which are components of the provision for loss adjustment expenses, and unpaid losses are each separately analyzed by line of business and by accident year utilizing a wide range of actuarial methods. These unpaid losses and loss adjustment expenses are further analyzed by looking separately at case reserves, which are specific reserves established for specific claims, and reserves for losses incurred but not reported ("IBNR").
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014. As further discussed in the "Results of Continuing Operations" section below, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas Financial Holdings, Inc. ("Atlas") preferred stock of $1.8 million for the year ended December 31, 2013. There were no write-downs related to fixed maturities or other investments for the year ended December 31, 2013.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2014, the Company maintains a valuation allowance of $289.3 million, $282.2 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of the continued losses of the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of the implied fair value of goodwill of a reporting unit requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying value. For reporting units with a negative book value, qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Additional information regarding our goodwill is included in Note 10, "Goodwill," to the Consolidated Financial Statements.
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
Fair Value Assumptions for Debt Obligations
Our Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs. The fair value of the senior unsecured debentures, for which no active market exists, was derived from quoted market prices of similar instruments or other third-party evidence. Any change in the estimated fair value of our debt is reflected in the gain or loss on change in fair value of debt we record in the consolidated statements of operations and in the carrying value for our debt on our consolidated balance sheets.

Contingent Consideration
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes reported in the consolidated statements of operations as contingent consideration (benefit) expense. The fair value of contingent consideration liabilities is estimated using valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at estimated fair value at the balance sheet date. We revalue these contingent consideration liabilities each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration (benefit) expense reported in the consolidated statements of operations and an impact on the payout of contingent consideration liabilities. Additional information regarding our contingent consideration liabilities is included in Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net loss for the years ended December 31, 2014 and 2013 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the years ended December 31 (in millions of dollars)

	2014	2013	Change
Segment operating income (loss)
Insurance Underwriting	1.3	(15.7)	17.0
Insurance Services	4.8	2.2	2.6
Total segment operating income (loss)	6.1	(13.5)	19.6
Net investment income	1.6	2.2	(0.6)
Net realized gains	5.0	3.5	1.5
Other-than-temporary impairment loss	—	(1.8)	1.8
Other income and expenses not allocated to segments, net	(5.3)	(12.3)	7.0
Interest expense	(5.6)	(7.3)	1.7
Amortization of intangible assets	(1.6)	(2.2)	0.6
Contingent consideration benefit (expense)	2.2	(0.8)	3.0
Impairment of asset held for sale	(1.2)	(2.4)	1.2
Loss on change in fair value of debt	(11.0)	(9.1)	(1.9)
Loss on disposal of subsidiary	(1.2)	—	(1.2)
Loss on disposal of asset held for sale	(0.1)	—	(0.1)
Equity in net (loss) income of investee	(0.2)	0.3	(0.5)
Loss from continuing operations before income tax benefit	(11.3)	(43.4)	32.1
Income tax benefit	(0.1)	(0.1)	—
Loss from continuing operations	(11.2)	(43.3)	32.1
Gain on liquidation of subsidiaries, net of taxes	—	7.2	(7.2)
Net loss	(11.2)	(36.1)	24.9
Loss from Continuing Operations, Net Loss and Diluted Loss per Share
For the year ended December 31, 2014, we incurred a loss from continuing operations of $11.2 million ($0.75 per diluted share) compared to $43.3 million ($3.12 per diluted share) for the year ended December 31, 2013. The loss from continuing operations for the year ended December 31, 2014 is primarily attributable to corporate general expenses, interest expense, impairment of asset held for sale, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains and operating income in Insurance Services and Insurance Underwriting. The loss from continuing operations for the year ended December 31, 2013 is attributable to operating losses in Insurance Underwriting, corporate general expenses, interest expense, other-than-temporary impairment loss, impairment of asset held for sale and loss on change in fair value of debt.
For the year ended December 31, 2014, we incurred a net loss of $11.2 million ($0.75 per diluted share) compared to $36.1 million ($2.56 per diluted share) for the year ended December 31, 2013.
Insurance Underwriting
For the year ended December 31, 2014, Insurance Underwriting gross premiums written were $114.0 million compared to $128.6 million for the year ended December 31, 2013, representing a 11.4% decrease. Net premiums written increased 17.1% to $118.0 million for the year ended December 31, 2014 compared with $100.8 million for the year ended December 31, 2013. Net premiums earned increased 8.5% to $113.5 million for the year ended December 31, 2014 compared with $104.6 million for the year ended December 31, 2013.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The decrease in gross premiums written results primarily from a decrease in non-standard and commercial automobile premium volumes at Amigo reflecting the actions begun by the Company during the fourth quarter of 2012 to place Amigo into voluntary run-off. The increase in net premiums written and earned is due to increased premium volumes at Mendota and Mendakota as a result of the termination of their quota share reinsurance agreement effective January 1, 2014, partially offset by decreased premium volumes at Amigo as a result of their run-off plan.
The Insurance Underwriting operating income increased to $1.3 million for the year ended December 31, 2014 compared to a loss of $15.7 million for the year ended December 31, 2013. The increase in operating income is primarily attributed to an increase in net premiums earned in 2014 as compared to 2013.
The Insurance Underwriting loss and loss adjustment expense ratio for 2014 was 69.7% compared to 74.4% in 2013. The decrease in the loss and loss adjustment expense ratio is primarily due to an increase in net premiums earned at Mendota combined with a reduction in loss adjustment expenses as a percent of net premiums earned at Mendota, as well as a decrease in loss and loss adjustment expense at UCC and Amigo due to favorable development on unpaid loss and loss adjustment expenses.
The Insurance Underwriting expense ratio was 29.5% in 2014 compared with 40.7% in 2013. The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $8.1 million and $9.0 million, respectively, for the years ended December 31, 2014 and December 31, 2013.
The Insurance Underwriting combined ratio was 99.2% in 2014 compared with 115.1% in 2013, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 10.7% to $54.8 million for the year ended December 31, 2014 compared with $49.5 million for the year ended December 31, 2013. This increase was due to increased service fee and commission income at ARS and Trinity. The Insurance Services operating income was $4.8 million for the year ended December 31, 2014 compared with $2.2 million for the year ended December 31, 2013. The increase in operating income is primarily related to improved operating income at ARS for the year ended December 31, 2014 compared to the same period in 2013.
Net Investment Income
Net investment income decreased to $1.6 million in 2014 compared to $2.2 million in 2013. The decrease is primarily related to less dividend income in 2014 as a result of the Company's sale of its holdings of Atlas preferred stock during the third quarter of 2013. See "Other-Than-Temporary Impairment Loss" section below for further details.
Net Realized Gains
The Company incurred net realized gains of $5.0 million in 2014 compared to $3.5 million in 2013. The net realized gains in 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting. The net realized gains in 2013 resulted primarily from the sale of Atlas common stock. During 2013, the Company realized a net gain of $2.6 million related to the sale of Atlas common stock. See Note 5, "Dispositions and Liquidations," to the Consolidated Financial Statements, for further details of the Company's Atlas common stock sales.
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
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $5.3 million in 2014 compared to $12.3 million in 2013. The decrease in net expense is primarily due to $3.2 million less of general expenses and $2.3 million of income reported in 2014 related to PIH versus $1.1 million of loss reported in 2013 related to PIH. As further discussed in Note 5, "Dispositions and Liquidations," to the Consolidated Financial Statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been adjusted to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Interest Expense
Interest expense for 2014 was $5.6 million compared to $7.3 million in 2013. The decrease is attributable to the redemption in February 2014 of the remaining outstanding principal balance on the senior unsecured debentures due February 1, 2014.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.6 million in 2014 compared to $2.2 million in 2013. The decrease is primarily attributed to less amortization expense related to the IWS VSA in-force intangible asset in 2014 compared to 2013. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Benefit (Expense)
Contingent consideration benefit was $2.2 million in 2014 compared to expense of $0.8 million in 2013. Contingent consideration liabilities resulting from the acquisitions of IWS and Trinity were estimated at their respective acquisition dates using valuation models designed to estimate the probability of such contingent payments based on various assumptions. The valuation models assume certain achievement of targets, discount rates related to riskiness of the projections used and the time value of money to calculate the net present value of future consideration payments. Each reporting period, the Company reevaluates its contingent consideration liabilities and, if significant, makes adjustments to the recorded liabilities. As a result of the analysis performed in 2014, the Company decreased contingent consideration liabilities by $3.0 million during the fourth quarter of 2014, resulting in a total liability of $3.1 million at December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements, for further details.
Impairment of Asset Held for Sale
Prior to the fourth quarter of 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. As a result of declines in the fair value of the property, the Company recorded impairment write-downs of $1.2 million and $2.4 million, respectively, related to the asset held for sale during the years ended December 31, 2014 and December 31, 2013.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $11.0 million in 2014 compared to $9.1 million in 2013. The 2014 loss is primarily due to an increase in the fair value of the Company's subordinated debt, whereas the 2013 loss is due to an increase in the fair values of the Company's senior unsecured debentures, subordinated debt and LROC preferred units.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million in 2014. See Note 5, "Dispositions and Liquidations," to the Consolidated Financial Statements, for further details.
Loss on Disposal of Asset Held for Sale
During the fourth quarter of 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. See Note 12, "Property and Equipment," to the Consolidated Financial Statements, for further details.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee of $0.2 million for the year ended December 31, 2014 represents the loss related to the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the Consolidated Financial Statements, for further discussion. As discussed further in Note 5, "Dispositions and Liquidations," to the Consolidated Financial Statements, during the second quarter of 2013, the Company discontinued the use of the equity method of accounting for its former investee, Atlas. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

its proportionate share of Atlas' results. Accordingly, equity in net income of investee recorded during the first quarter of 2013 of $0.3 million relates to the Company's proportionate share of Atlas' results reported for the three months ended December 31, 2012.
Income Tax Benefit

Income tax benefit for 2014 was $0.1 million compared to $0.1 million in 2013. See Note 17, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2014 and 2013, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2014, we held cash and cash equivalents and investments with a carrying value of $161.1 million. As of December 31, 2014, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
As of December 31 (in millions of dollars, except for percentages)

Type of investment	2014	% of Total	2013	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	20.8	12.9%	18.4	11.0%
Canadian government	4.2	2.6%	4.1	2.4%
States, municipalities and political subdivisions	3.4	2.1%	6.2	3.7%
Mortgage-backed	5.4	3.4%	2.0	1.2%
Asset-backed securities and collateralized mortgage obligations	7.2	4.5%	4.0	2.4%
Corporate	15.2	9.4%	19.5	11.6%
Total fixed maturities	56.2	34.9%	54.2	32.3%
Equity investments:
Common stock	19.5	12.1%	7.1	4.2%
Warrants	0.1	0.1%	—	—%
Total equity investments	19.6	12.2%	7.1	4.2%
Limited liability investments	7.3	4.5%	4.4	2.6%
Other investments	3.6	2.3%	3.0	1.8%
Short-term investments	0.4	0.2%	0.5	0.3%
Total investments	87.1	54.1%	69.2	41.2%
Cash and cash equivalents	74.0	45.9%	98.6	58.8%
Total	161.1	100.0%	167.8	100.0%

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2014 and 2013.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As of December 31 (in millions of dollars, except for percentages)

	2014	% of Total	2013	% of Total
Due in less than one year	19.3	34.3%	14.1	26.0%
Due in one through five years	30.2	53.7%	36.6	67.5%
Due after five through ten years	1.5	2.7%	1.5	2.8%
Due after ten years	5.2	9.3%	2.0	3.7%
Total	56.2	100.0%	54.2	100.0%

At December 31, 2014, 88.0% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given our U.S. operations typically invest primarily in U.S. dollar denominated fixed maturity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates.
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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2014 and 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 95.6% of those investments rated 'A' or better at December 31, 2014.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 4 Credit ratings of fixed maturities
As of December 31

Rating (S&P/Moody's)	2014	2013
AAA/Aaa	65.3%	52.6%
AA/Aa	8.4	11.4
A/A	21.9	29.6
Percentage rated A/A2 or better	95.6%	93.6%
BBB/Baa	4.4	6.4
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the year ended December 31, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment related to its investment in Atlas preferred stock of $1.8 million for the year ended December 31, 2013. There were no write-downs related to fixed maturities or other investments for the year ended December 31, 2013.
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
At December 31, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $0.7 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of December 31, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in limited liability companies ("LLCs") and a limited partnership ("LP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at December 31, 2014 and 2013.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 5 Limited liability investments
As of December 31 (in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	2014	2014	2013
Real estate held through LP	0.4	4.5	4.1
Investments held through LLC	—	2.7	—
Other	—	0.1	0.3
Total	0.4	7.3	4.4
Investment in Investee
During the third quarter of 2014, the Company acquired 63.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the Consolidated Financial Statements at December 31, 2014. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee at December 31, 2014. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2014, 1347 Capital Corp. completed an initial public offering of 4.0 million units at a price to the public of $10.00 per unit for total gross proceeds of $40.0 million. Each unit issued in the initial public offering consists of one share of common stock, one right to receive one-tenth of a share of common stock automatically on the consummation of an initial business combination, and one warrant to acquire one-half of one share of common stock at a price of $11.50 per full share of common stock. On July 23, 2014, the option to purchase an additional 0.6 million units that 1347 Capital Corp. had granted to the underwriters for additional gross proceeds of $6.0 million was completed. As a result, 1347 Capital Corp. issued a total of 4.6 million units in its initial public offering, generating total gross proceeds of $46.0 million.
1347 Capital Corp. has eighteen months from the date of the initial public offering, or twenty-four months if 1347 Capital Corp. has entered into a letter of intent or definitive agreement within eighteen months and such business combination has not yet been consummated, to complete a successful business combination. Had a successful business combination been consummated during 2014, and assuming the December 31, 2014 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $6.2 million at December 31, 2014. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $2.1 million.

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

TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in millions of dollars)

Line of Business	2014	2013
Non-standard automobile	58.5	75.5
Commercial automobile	4.2	6.7
Other	1.2	2.3
Total	63.9	84.5

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in millions of dollars)

Line of Business	2014	2013
Non-standard automobile	55.5	67.8
Commercial automobile	4.1	6.4
Other	1.1	2.4
Total	60.7	76.6
Non-Standard Automobile
At December 31, 2014 and 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $58.5 million and $75.5 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and UCC.
Commercial Automobile
At December 31, 2014 and 2013, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $4.2 million and $6.7 million, respectively. This decrease is due to the continuing voluntary run-offs of Amigo and UCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2014 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2009 & prior	(2.6)	(0.1)	(0.8)	(3.5)
2010	(0.7)	(0.4)	—	(1.1)
2011	(2.0)	(0.1)	—	(2.1)
2012	0.6	(0.2)	—	0.4
2013	1.4	(0.2)	—	1.2
Total	(3.3)	(1.0)	(0.8)	(5.1)
For the year ended December 31, 2013 (in millions of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2008 & prior	1.3	(0.5)	(0.6)	0.2
2009	0.6	2.1	(0.1)	2.6
2010	0.1	(0.7)	(0.1)	(0.7)
2011	(1.4)	(0.7)	—	(2.1)
2012	0.4	(1.6)	—	(1.2)
Total	1.0	(1.4)	(0.8)	(1.2)
The net movements in prior years' provisions for property and casualty unpaid loss and loss adjustment expenses, net of reinsurance, was a decrease of $5.1 million and $1.2 million, respectively, for the years ended December 31, 2014 and 2013. Table 8 identifies the relative contribution of the increases (decreases) in the provisions for property and casualty unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The favorable development in 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and UCC. In 2013, the majority of the favorable development is attributable to a decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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
Cash Flows
During 2014, the net cash used in operating activities as reported on the consolidated statements of cash flows was $14.6 million. This use of cash can be explained primarily by the net loss of $11.2 million; the decrease in unearned premiums reserve of $12.1 million as a result of the disposal of PIH; and the decrease in the provision for unpaid loss and loss adjustment expenses of $20.8 million; partially offset by the loss on change in fair value of debt of $11.0 million; the decrease in reinsurance recoverable of $6.7 million; and the decrease in prepaid reinsurance premiums of $6.8 million as a result of the termination of the quota share reinsurance agreement at Mendota and Mendakota effective January 1, 2014.
During 2014, the net cash used in investing activities as reported on the consolidated statements of cash flows was $16.7 million. This use of cash was driven primarily by the purchases of fixed maturities, equity investments, limited liability investments and other investments in excess of proceeds from sales and maturities of fixed maturities, equity investments and other investments as well as from the sale of property.
During 2014, the net cash provided by financing activities as reported on the consolidated statements of cash flows was $6.8 million. This source of cash is attributed to the net proceeds received from the Company's private placement of $6.3 million and exercise of warrants of $14.8 million, as further discussed in Note 22, "Shareholders' Equity," to the Consolidated Financial Statements, offset by the redemption of $14.4 million of par value of senior unsecured debentures due February 1, 2014.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2014 was $24.6 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2014, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million, as further discussed in Note 22, "Shareholders' Equity," to the Consolidated Financial Statements. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
On August 18, 2014, the Company announced its intention to redeem its outstanding Series A Warrants, which were issued pursuant to the September 2013 rights offering. Refer to Note 22, "Shareholders' Equity," to the Consolidated Financial Statements for further discussion of the rights offering. Holders of Series A Warrants could exercise their outstanding Series A Warrants at $4.50 per common share. Any Series A Warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per Series A Warrant. During 2014, Series A Warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 Series A Warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Debt Buy-backs
The Company launched a debt buy-back initiative during 2009, pursuant to which it has retired a substantial amount of its outstanding debt. No debt repurchases were made during 2014. During 2013, the Company purchased for $0.6 million, including accrued interest, $0.6 million of par value of its senior unsecured debentures due February 1, 2014 with a carrying value of $0.6 million, including accrued interest, recording a loss of $0.0 million. The Company subsequently canceled the acquired debentures. For further detail related to the Company's debt, see "Debt" below and Note 15, "Debt," to the Consolidated Financial Statements.
Regulatory Capital
In the United States, a risk based capital ("RBC") formula is used by the National Association of Insurance Commissioners (the "NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2014, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2014, Amigo's RBC was 285%.
Kingsway previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2014, UCC's RBC was 3,626%.
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2014, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
On June 7, 2013, the Company received notification from the NYSE of the Company's non-compliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway was below the NYSE's continued listing criteria because its average total market capitalization over a recent 30 consecutive trading day period was less than $50 million at the same time that reported shareholders' equity was below $50 million. Under the NYSE's continued listing criteria, a NYSE-listed company must maintain average market capitalization of not less than $50 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50 million.
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
DEBT
U.S. Senior Note Offering
On January 29, 2004, the Company's subsidiary, Kingsway America Inc. ("KAI") completed the sale of $100.0 million 7.50% senior notes due 2014. In March 2004, an additional $25.0 million of these senior notes were issued. Interest payments were made on February 1 and August 1 of each year.  The notes were fully and unconditionally guaranteed by the Company. The notes were redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009 subject to the conditions stated in the trust indenture.
Pursuant to the debt buy-back initiative previously mentioned, KAI repurchased and retired most of the originally issued par value. On October 15, 2013, the Company completed a partial, early redemption of its senior unsecured debentures due February 1, 2014. The Company used the proceeds from the September 2013 rights offering to partially redeem the senior unsecured debentures due February 1, 2014. The partial early redemption was completed in the amount of $12.0 million at par plus accrued interest of $0.2 million. In February 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2014 and 2013, the Company's outstanding obligation is C$15.8 million.
Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity. During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2014 and 2013, deferred interest payable of $17.4 million and $12.8 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
CERTAIN PAYMENTS PROJECTED BY PERIOD
Table 9 summarizes certain payments projected by period, including debt maturities, interest payments on outstanding debt, the provision for unpaid loss and loss adjustment expenses and future minimum payments under operating leases. Interest payments in Table 9 related to the subordinated debt reflect the interest deferral described in the "Subordinated Debt" section above and assume LIBOR remains constant throughout the projection period.
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
TABLE 9 Certain payments projected by period
As of December 31, 2014 (in millions of dollars)

	2015	2016	2017	2018	2019	Thereafter	Total
Subordinated debt	—	—	—	—	—	90.5	90.5
LROC preferred units	13.6	—	—	—	—	—	13.6
Total debt	13.6	—	—	—	—	90.5	104.1
Interest payments on outstanding debt	3.6	24.0	4.0	4.0	4.0	53.2	92.8
Unpaid loss and loss adjustment expenses	41.8	14.4	6.1	2.6	1.1	0.9	66.9
Future minimum lease payments	3.6	2.8	2.3	1.6	1.4	—	11.7
Total	62.6	41.2	12.4	8.2	6.5	144.6	275.5

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014 and 2013, the Company does not engage in any off-balance sheet financing arrangements.

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

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP
Grand Rapids, Michigan
March 13, 2015

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2014	December 31, 2013

Assets
Investments:
Fixed maturities, at fair value (amortized cost of $56,000 and $53,455, respectively)	$56,195	$54,151
Equity investments, at fair value (cost of $16,579 and $3,554, respectively)	19,618	7,137
Limited liability investments	7,294	4,406
Other investments, at cost which approximates fair value	3,576	3,000
Short-term investments, at cost which approximates fair value	400	501
Total investments	87,083	69,195
Cash and cash equivalents	74,026	98,589
Investment in investee	2,115	—
Accrued investment income	141	614
Premiums receivable, net of allowance for doubtful accounts of $1,889 and $2,123, respectively	28,885	32,035
Service fee receivable, net of allowance for doubtful accounts of $247 and $0, respectively	19,970	19,012
Other receivables, net of allowance for doubtful accounts of $806 and $1,062, respectively	5,402	4,097
Reinsurance recoverable	3,652	10,335
Prepaid reinsurance premiums	8	6,816
Deferred acquisition costs, net	12,197	12,392
Income taxes recoverable	223	—
Property and equipment, net of accumulated depreciation of $17,290 and $15,848, respectively	6,169	1,662
Goodwill	10,588	10,588
Intangible assets, net of accumulated amortization of $20,203 and $18,583, respectively	47,298	48,918
Other assets	3,965	4,039
Asset held for sale	—	6,347
Total Assets	$301,722	$324,639
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$63,895	$84,534
Vehicle service agreements	2,975	3,128
Total unpaid loss and loss adjustment expenses	66,870	87,662
Unearned premiums	36,432	48,577
Reinsurance payable	525	1,033
LROC preferred units, at fair value	13,618	14,854
Senior unsecured debentures, at fair value	—	14,356
Subordinated debt, at fair value	40,659	28,471
Deferred income tax liability	5,386	4,173
Deferred service fees	49,454	48,788
Income taxes payable	—	2,984
Accrued expenses and other liabilities	40,582	36,821
Total Liabilities	253,526	287,719

Class A preferred stock, no par value; unlimited number authorized; 262,876 and zero issued and outstanding at December 31, 2014 and December 31, 2013, respectively	6,330	—

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 16,429,761 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	340,844	324,803
Accumulated deficit	(312,050)	(298,930)
Accumulated other comprehensive income	8,670	9,601
Shareholders' equity attributable to common shareholders	37,464	35,474
Noncontrolling interests in consolidated subsidiaries	4,402	1,446
Total Shareholders' Equity	41,866	36,920
Total Liabilities and Shareholders' Equity	$301,722	$324,639
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2014	2013
Revenues:
Net premiums earned	$117,593	$109,608
Service fee and commission income	54,848	49,543
Net investment income	1,616	2,186
Net realized gains	5,041	3,505
Other-than-temporary impairment loss	—	(1,800)
Other income	8,920	9,236
Total revenues	188,018	172,278
Expenses:
Loss and loss adjustment expenses	86,227	87,553
Commissions and premium taxes	23,238	23,134
Cost of services sold	3,880	1,843
General and administrative expenses	67,233	79,812
Restructuring expense	(13)	1,861
Interest expense	5,645	7,263
Amortization of intangible assets	1,620	2,186
Contingent consideration (benefit) expense	(2,223)	785
Impairment of asset held for sale	1,180	2,390
Total expenses	186,787	206,827
Income (loss) from continuing operations before loss on change in fair value of debt, loss on disposal of subsidiary, loss on disposal of asset held for sale, loss on buy-back of debt, equity in net (loss) income of investee and income tax benefit	1,231	(34,549)
Loss on change in fair value of debt	(10,953)	(9,060)
Loss on disposal of subsidiary	(1,244)	—
Loss on disposal of asset held for sale	(125)	—
Loss on buy-back of debt	—	(24)
Equity in net (loss) income of investee	(190)	255
Loss from continuing operations before income tax benefit	(11,281)	(43,378)
Income tax benefit	(57)	(67)
Loss from continuing operations	(11,224)	(43,311)
Gain on liquidation of subsidiaries, net of taxes	—	7,227
Net loss	(11,224)	(36,084)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	1,596	777
Net loss attributable to Kingsway	(12,820)	(36,861)
Less: dividends on preferred stock	300	—
Net loss attributable to common shareholders	$(13,120)	$(36,861)
Loss per share - continuing operations:
Basic:	$(0.75)	$(3.12)
Diluted:	$(0.75)	$(3.12)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.75)	$(2.61)
Diluted:	$(0.75)	$(2.61)
Weighted average shares outstanding (in ‘000s):
Basic:	17,398	14,111
Diluted:	17,398	14,111

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2014	2013

Net loss	$(11,224)	$(36,084)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(2,597)	936
Reclassification adjustment for amounts included in net loss	1,552	424
Foreign currency translation adjustments	(31)	10
Equity in other comprehensive income of investee	—	642
Recognition of currency translation gain on liquidation of subsidiaries	—	(7,227)
Other comprehensive loss	(1,076)	(5,215)
Comprehensive loss	$(12,300)	$(41,299)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	1,451	723
Comprehensive loss attributable to common shareholders	$(13,751)	$(42,022)
(1) Net of income tax benefit of $0 in 2014 and 2013

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2013	13,148,971	$—	$312,378	$(262,069)	$14,762	$65,071	$343	$65,414
Net (loss) income	—	—	—	(36,861)	—	(36,861)	777	(36,084)
Other comprehensive loss	—	—	—	—	(5,161)	(5,161)	(54)	(5,215)
Common stock and warrants issued at $4.00 per unit	3,280,790	—	12,100	—	—	12,100	—	12,100
Issuance of IWS common stock to minority shareholder	—	—	—	—	—	—	380	380
Forfeited options	—	—	(199)	—	—	(199)	—	(199)
Stock-based compensation	—	—	524	—	—	524	—	524
Balance, December 31, 2013	16,429,761	$—	$324,803	$(298,930)	$9,601	$35,474	$1,446	$36,920
Net (loss) income	—	—	—	(12,820)	—	(12,820)	1,596	(11,224)
Other comprehensive loss	—	—	—	—	(931)	(931)	(145)	(1,076)
Exercise of warrants	3,279,945	—	14,803	—	—	14,803	—	14,803
Preferred stock dividends	—	—	—	(300)		(300)	—	(300)
Consolidation of 1347 Investors LLC	—	—	—	—	—	—	1,505	1,505
Forfeited options	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,239	—	—	1,239	—	1,239
Balance, December 31, 2014	19,709,706	$—	$340,844	$(312,050)	$8,670	$37,464	$4,402	$41,866

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(11,224)	$(36,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on liquidation of subsidiaries, net of taxes	—	(7,227)
Equity in net loss (income) of investee	190	(255)
Equity in net income of limited liability investments	(184)	(118)
Depreciation and amortization	1,787	3,838
Contingent consideration (benefit) expense	(2,223)	785
Stock-based compensation expense, net of forfeitures	1,238	325
Net realized gains	(5,041)	(3,505)
Loss on change in fair value of debt	10,953	9,060
Deferred income taxes	1,389	435
Other than temporary impairment loss	—	1,800
Amortization of fixed maturities premiums and discounts	618	2,551
Loss on disposal of subsidiary	1,244	—
Loss on disposal of asset held for sale	125	—
Impairment of asset held for sale	1,180	2,390
Realized loss on buy-back of debt	—	24
Changes in operating assets and liabilities:
Premiums and service fee receivable	2,192	(276)
Other receivables, net	(1,305)	653
Reinsurance recoverable	6,683	(1,778)
Prepaid reinsurance premiums	6,808	500
Deferred acquisition costs, net	195	1,710
Income taxes recoverable	(223)	—
Unpaid loss and loss adjustment expenses	(20,792)	(18,902)
Unearned premiums	(12,145)	3,530
Reinsurance payable	(508)	(3,923)
Deferred service fees	666	(199)
Other, net	3,753	2,852
Net cash used in operating activities	(14,624)	(41,814)
Investing activities:
Proceeds from sales and maturities of fixed maturities	27,655	40,211
Proceeds from sales of equity investments	8,047	30,526
Proceeds from sales of other investments	3,000	—
Proceeds from sale of investment in investee	—	13,638
Purchase of fixed maturities	(36,902)	(16,692)
Purchase of equity investments	(14,462)	(1,586)
Net acquisition of limited liability investments	(2,703)	(2,749)
Purchase of other investments	(3,600)	(906)
Net purchases of short-term investments	(102)	(237)
Acquisition of investee	(2,305)	—
Acquisition of business, net of cash acquired	—	(1,052)
Net disposals (purchases) of property and equipment and intangible assets	4,656	(1,126)
Net cash (used in) provided by investing activities	(16,716)	60,027
Financing activities:
Proceeds from issuance of preferred stock, net	6,330	—
Proceeds from issuance of common stock, net	—	12,100
Proceeds from exercise of warrants	14,803	—
Redemption of senior unsecured debentures	(14,356)	(12,537)
Net cash provided by (used in) financing activities	6,777	(437)
Net (decrease) increase in cash and cash equivalents	(24,563)	17,776
Cash and cash equivalents at beginning of period	98,589	80,813
Cash and cash equivalents at end of period	$74,026	$98,589

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$5,288	$5,145
Income taxes	$(736)	$(674)

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
The accompanying information in the 2014 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.
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
The consolidated financial statements are prepared as of December 31, 2014 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly: 1347 Advisors LLC ("1347 Advisors"); 1347 Capital LLC ("1347 Capital"); 1347 Investors LLC ("1347 Investors"); Appco Finance Corporation; American Country Underwriting Agency Inc.; ARM Holdings, Inc.; Assigned Risk Solutions Ltd. ("ARS"); Boston General Agency, Inc.; Congress General Agency, Inc.; Hamilton Risk Management Company; Insurance Management Services Inc.; Itasca Investors LLC; IWS Acquisition Corporation ("IWS"); KAI Advantage Auto, Inc.; KFS Capital LLC ("KFS Capital"); Kingsway America II Inc.; Kingsway America Inc. ("KAI"); Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Linked Return of Capital Trust ("KLROC Trust"); Kingsway Reinsurance Corporation; Market Solutions Insurance Agency LLC; Mattoni Insurance Brokerage, Inc.; Mendakota Insurance Company ("Mendakota"); Mendota Insurance Agency, Inc.; Mendota Insurance Company ("Mendota"); MIC Insurance Agency Inc.; Trinity Warranty Solutions LLC ("Trinity"); and Universal Casualty Company ("UCC").
Noncontrolling interests
The Company has noncontrolling interests attributable to its subsidiaries, 1347 Investors, IWS and KLROC Trust. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The acquisition method of accounting is used to account for the acquisition of subsidiaries or other businesses. The results of acquired subsidiaries or other businesses are included in the consolidated statements of operations from the date of acquisition. The cost of an acquisition is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interests in the net assets of consolidated entities are reported separately in shareholders' equity.

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
Limited liability investments include investments in limited liability companies and a limited partnership in which the Company's interests are not deemed minor and, therefore, are accounted for under the equity method of accounting. Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(f)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with original maturities of three months or less that are readily convertible into cash.

(g)	Investment in investee:
The investment in common stock and private units of the Company's investee, 1347 Capital Corp. is accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets at December 31, 2014. Investment in investee is comprised of investments in entities where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. These investments are reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive loss, respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
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
(k)    Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be thirty-nine years for

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

buildings; three to six years for leasehold improvements; three to ten years for furniture and equipment; three to five years for computer hardware; and five years for automobiles.

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
The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value, qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test.
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
(n)    Debt:
The Company's Linked Return of Capital ("LROC") preferred units, senior unsecured debentures and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is estimated using an internal model based on significant market observable inputs. The fair value of the senior unsecured debentures, for which no active market exists, was derived from quoted market prices of similar instruments or other third-party evidence. Changes in fair value are reported in the consolidated statements of operations as loss on change in fair value of debt.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(o)    Contingent consideration:
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration (benefit) expense.
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
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax benefit.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
(s)    Stock-based compensation:
The Company has a stock-based compensation plan for key officers of the Company. The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees. Expense is recognized on a straight-line basis over the service period during which awards are expected to vest, with a corresponding increase to additional paid-in capital. The Company determines the fair value of stock options on their grant date using the Black-Scholes option pricing model. When these stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.
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
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 amends Accounting Standards Codification Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Effective January 1, 2014, the Company adopted ASU 2013-11. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. Insurance contracts are not within the scope of ASU 2014-09, therefore this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 4 ACQUISITION
Trinity Warranty Solutions LLC:
Effective May 22, 2013, the Company's subsidiary, Trinity, acquired certain intangible assets and liabilities of Trinity Warranty Corp. for total consideration consisting of approximately $1.1 million in cash and future contingent payments. The consolidated

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

statements of operations include the earnings of Trinity from the date of acquisition. As further discussed in Note 24, "Segmented Information," Trinity is included in the Insurance Services segment. At the time that the Company entered into the transaction, the Company determined that the acquisition did not meet the definition of a material transaction requiring disclosure on Form 8-K. No supplemental proforma revenue and earnings information for the year ended December 31, 2013 related to the acquisition has been included in this Note 4, as the impact is immaterial.

Trinity is based in Illinois and is a provider of warranty products and maintenance support to consumers and businesses in the HVAC and refrigeration industry. The acquisition allows the Company to expand into and benefit from the institutional knowledge of administering warranty products and providing maintenance support to the HVAC and refrigeration industry.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2013, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $1.1 million was recognized in addition to $0.5 million of a separately identifiable intangible asset for customer-related relationships. Refer to Note 11, "Intangible Assets," for further disclosure of the intangible asset related to this acquisition. The fair value analysis performed included $0.6 million related to the present value of future contingent payments. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis. The contingent payments are payable annually beginning in 2014 through 2023 and are subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. No contingent payment was made in 2014. During 2014, the Company adjusted the fair value of the contingent consideration liability. See Note 25, "Fair Value of Financial Instruments," for further details. As of December 31, 2014, the recorded value of the contingent earn-out agreement is $0.3 million, which is included in accrued expenses and other liabilities in the consolidated balance sheets.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
May 22, 2013
Intangible asset - finite-lived	$520
Goodwill	1,104
Total assets	1,624

Accrued expenses and other liabilities	572
Total liabilities	572

Purchase price	$1,052
NOTE 5 DISPOSITIONS AND LIQUIDATIONS
(a)     Dispositions
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
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. During the fourth quarter of 2014, the Company purchased additional shares of PIH which increased the Company's approximate voting percentage in PIH to 16.9% at December 31, 2014. The Company's investment in

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

PIH common stock is included in equity investments and reported at its fair value of $8.5 million in the consolidated balance sheets at December 31, 2014.
Investment in Atlas Financial Holdings, Inc.:
The Company formerly held an investment in the preferred and restricted voting common stock of Atlas Financial Holdings, Inc. ("Atlas") that was previously recorded as investment in investee in the consolidated balance sheets. On February 12, 2013, the Company executed an underwriting agreement to sell 2,625,000 shares of Atlas common stock. The shares were being offered as part of Atlas' United States initial public offering at a price per share of $5.85. During the first quarter of 2013, the Company received net proceeds of $13.6 million and recognized a loss of $1.7 million, which is included in net realized gains in the consolidated statements of operations, resulting from commissions and other expenses incurred as part of the sale. As a result of this sale, the Company's approximate voting percentage in Atlas was reduced to 16.5%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Atlas no longer qualified for the equity method of accounting. Prior to discontinuing the use of the equity method of accounting for Atlas, the Company used a reporting lag of three months to report its proportionate share of Atlas' results.
Equity in net income of investee related to Atlas was zero and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The Company also recognized an increase to shareholders' equity attributable to common shareholders of zero and $0.6 million for the years ended December 31, 2014 and 2013, respectively, for the Company's pro rata share of Atlas' accumulated other comprehensive income.
During the fourth quarter of 2013, the Company further reduced its investment in the common stock of Atlas. The Company's investment in Atlas common stock at December 31, 2014 is included in equity investments and reported at its fair value of $2.2 million in the consolidated balance sheets.
(b)     Liquidations
During 2013, the Company's subsidiaries, Kingsway Reinsurance (Bermuda) Ltd. ("KRL") and Kingsway 2007 General Partnership ("2007 GP"), were liquidated. As a result of the liquidations of these subsidiaries, the Company realized a net after-tax gain of $7.2 million for the year ended December 31, 2013. This gain represents the foreign exchange gain previously recorded in accumulated other comprehensive income and now recognized in the statements of operations as a result of the liquidations of KRL and 2007 GP. Summarized financial information for liquidation of subsidiaries is shown below:

(in thousands)	Years ended December 31,
	2014	2013
Liquidations:
Gain on liquidations before income taxes	$—	$7,227
Income tax benefit	—	—
Gain on liquidation of subsidiaries, net of taxes	$—	$7,227

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 6 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at December 31, 2014 and December 31, 2013 are summarized in the tables shown below:

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$333	$10	$20,759
Canadian government	4,519	—	277	4,242
States, municipalities and political subdivisions	3,358	61	—	3,419
Mortgage-backed	5,330	37	15	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	3	10	7,214
Corporate	15,136	103	30	15,209
Total fixed maturities	56,000	537	342	56,195
Equity investments:
Common stock	16,450	3,360	284	19,526
Warrants	129	—	37	92
Total equity investments	16,579	3,360	321	19,618
Total fixed maturities and equity investments	$72,579	$3,897	$663	$75,813

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$17,777	$591	$30	$18,338
Canadian government	4,235	—	153	4,082
States, municipalities and political subdivisions	6,126	105	—	6,231
Mortgage-backed	1,993	15	2	2,006
Asset-backed securities and collateralized mortgage obligations	3,996	1	3	3,994
Corporate	19,328	183	11	19,500
Total fixed maturities	53,455	895	199	54,151
Equity investments:
Common stock	3,554	3,623	40	7,137
Total fixed maturities and equity investments	$57,009	$4,518	$239	$61,288

The table below summarizes the Company's fixed maturities at December 31, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,509	$19,256
Due after one year through five years	29,742	30,166
Due after five years through ten years	1,536	1,540
Due after ten years	5,213	5,233
Total	$56,000	$56,195

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,784	$10	$473	$—	$13,257	$10
Canadian government	—	—	4,242	277	4,242	277
States, municipalities and political subdivisions	250	—	—	—	250	—
Mortgage-backed	2,816	15	—	—	2,816	15
Asset-backed securities and collateralized mortgage obligations	5,097	10	—	—	5,097	10
Corporate	6,226	20	—	10	6,226	30
Total fixed maturities	27,173	55	4,715	287	31,888	342
Equity investments:
Common stock	4,164	284	—	—	4,164	284
Warrants	92	37	—	—	92	37
Total equity investments	4,256	321	—	—	4,256	321
Total	$31,429	$376	$4,715	$287	$36,144	$663

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,008	$30	$—	$—	$4,008	$30
Canadian government	—	—	4,082	153	4,082	153
Mortgage-backed	919	2	—	—	919	2
Asset-backed securities and collateralized mortgage obligations	3,474	3	—	—	3,474	3
Corporate	408	1	—	10	408	11
Total fixed maturities	8,809	36	4,082	163	12,891	199
Equity investments:
Common stock	969	35	1	5	970	40
Total	$9,778	$71	$4,083	$168	$13,861	$239
Fixed maturities and equity investments contain approximately 71 and 27 individual investments that were in unrealized loss positions as of December 31, 2014 and 2013, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the year ended December 31, 2014.
On July 8, 2013, the Company announced that it had entered into a non-binding letter of intent with its former investee, Atlas, to sell its holdings of Atlas preferred stock for 90.0% of liquidation value, or $16.2 million. On August 1, 2013, the Company announced that the transaction had closed. As a result, the Company recorded a write-down for other-than-temporary impairment

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

related to its investment in Atlas preferred stock of $1.8 million for the year ended December 31, 2013. There were no write-downs related to fixed maturities or other investments for the year ended December 31, 2013.
There were no other-than-temporary losses recognized in other comprehensive loss for the years ended December 31, 2014 and 2013.
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
Limited liability investments include investments in limited liability companies and a limited partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of December 31, 2014 and December 31, 2013, the carrying value of limited liability investments totaled $7.3 million and $4.4 million, respectively. At December 31, 2014, the Company has unfunded commitments totaling $0.4 million to fund limited liability investments.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of December 31, 2014 and December 31, 2013, the carrying value of other investments totaled $3.6 million and $3.0 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the years ended December 31, 2014 and 2013 were as follows:

(in thousands)	Years ended December 31,
	2014	2013
Gross realized gains	$5,474	$5,258
Gross realized losses	(433)	(36)
Total	$5,041	$5,222

Gross realized losses for the year ended December 31, 2013 reported in the preceding table excludes the realized loss of $1.7 million on the sale of Atlas common stock recorded during the first quarter of 2013. At the time this loss was incurred, the Atlas common stock was classified as investment in investee. Refer to Note 5, "Dispositions and Liquidations," for further discussion.
Net investment income for the years ended December 31, 2014 and 2013, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2014	2013
Investment income
Interest from fixed maturities	$1,084	$1,249
Dividends	203	621
Income from limited liability investments	184	118
Other	372	411
Gross investment income	1,843	2,399
Investment expenses	(227)	(213)
Net investment income	$1,616	$2,186

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at December 31, 2014 were as follows:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands, except for percentages)		December 31, 2014

	Equity percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	22.7%	$13,038	$2,115

Equity in net loss of investee related to 1347 Capital Corp. was $0.2 million and zero for the years ended December 31, 2014 and 2013, respectively.
The Company formerly held an investment in Atlas that was recorded as investment in investee in the consolidated balance sheets. Equity in net income of investee related to Atlas was zero and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Refer to Note 5, "Dispositions and Liquidations," for discussion of the Company's disposition of its investment in Atlas.
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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. During 2013, the Company purchased quota-share reinsurance to increase its capacity to underwrite additional insurance risks. During 2014, the Company entered into an excess of loss reinsurance arrangement to reduce its exposure to losses related to certain catastrophic events which may occur in any of the states in which the Company writes non-standard automobile business.
Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2014 and 2013 are summarized as follows:

(in thousands)	Years ended December 31,
	2014	2013
Ceded premiums written	$(3,695)	$31,031
Ceded premiums earned	1,104	33,015
Ceded loss and loss adjustment expenses	655	16,275
Ceded unpaid loss and loss adjustment expenses	3,203	7,942
Ceded unearned premiums	533	5,333
Ceding commissions	5	6,350

The maximum amount of return commission, which would have been due to reinsurers if they or the Company had canceled all of the Company's reinsurance, with the return of the unearned premium, is as follows at December 31, 2014:

		December 31, 2014
	Unearned Premium Reserve	Commission Equity
Assumed	$5,881	$997
Ceded	8	—
Net	$5,873	$997

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The amounts of assumed premiums written were $20.1 million and $19.6 million for the years ended December 31, 2014 and 2013, respectively. The amounts of assumed premiums earned were $19.9 million and $19.4 million for the years ended December 31, 2014 and 2013, respectively.
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
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Years ended December 31,
	2014	2013
Balance at January 1, net	$12,392	$14,102
Additions	26,627	29,541
Amortization	(25,779)	(31,251)
Acquisition costs disposed of during the year related to PIH	(1,043)	—
Balance at December 31, net	$12,197	$12,392
NOTE 10 GOODWILL
Goodwill was $10.6 million at each of December 31, 2014 and 2013, respectively. The Company's goodwill at December 31, 2014 and 2013 is attributable to the Insurance Services reportable segment.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2014 and 2013. Based on the assessment performed, no goodwill impairments were recognized in 2014 or 2013.
NOTE 11 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,045	$3,873
Vehicle service agreements in-force	3,680	2,975	705
Customer-related relationships	3,611	695	2,916
Non-compete agreement	70	50	20
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$20,203	$47,298

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$554	$4,364
Vehicle service agreements in-force	3,680	2,220	1,460
Customer-related relationships	3,611	344	3,267
Non-compete agreement	70	27	43
Intangible assets not subject to amortization
Renewal rights	46,756	15,438	31,318
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$67,501	$18,583	$48,918
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $1.6 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.2 million for 2015, $1.2 million for 2016, $1.0 million for 2017, $1.0 million for 2018 and $0.8 million for 2019.
During 2013, the Company recorded $0.5 million of a separately identifiable intangible asset for acquired customer-related relationships as part of the acquisition of intangible assets and liabilities of Trinity Warranty Corp. Refer to Note 4, "Acquisition," for further discussion related to the acquisition. The customer-related relationships intangible asset is being amortized over ten years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.
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
All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2014 or 2013.
NOTE 12 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2014
	Cost	Accumulated Depreciation	Carrying Value
Land	$1,984	$—	$1,984
Building	4,565	1,539	3,026
Leasehold improvements	527	325	202
Furniture and equipment	3,378	2,941	437
Computer hardware	12,986	12,466	520
Automobiles	19	19	—
Total	$23,459	$17,290	$6,169

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2013
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$482	$266	$216
Furniture and equipment	4,051	3,412	639
Computer hardware	12,947	12,140	807
Automobiles	30	30	—
Total	$17,510	$15,848	$1,662

On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. This transaction is accounted for as a financing because it does not qualify for sales recognition under the sale-leaseback accounting guidance due to the Company's continuing involvement with the property. As a result, at the date of the transaction, land and building with a carrying value of $5.2 million was reclassified from asset held for sale to property and equipment in the consolidated balance sheets, and the building is being depreciated over its estimated useful life. At December 31, 2014, the carrying value of the land and building was $5.0 million. See Note 16, "Finance Lease Obligation Liability," for further discussion.

NOTE 13 ASSET HELD FOR SALE
Prior to the fourth quarter of 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. As a result of declines in the fair value of the property, the Company recorded write-downs of $1.2 million and $2.4 million, respectively, related to the asset held for sale during the years ended December 31, 2014 and 2013. On October 2, 2014, the Company closed on the sale of the property. See Note 12, "Property and Equipment," for further details.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2014 and December 31, 2013 were as follows:

		December 31,
(in thousands)	2014	2013
Balance at beginning of period, gross	$84,534	$103,116
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	7,942	5,478
Balance at beginning of period, net	76,592	97,638
Incurred related to:
Current year	84,577	81,906
Prior years	(5,123)	(1,180)
Paid related to:
Current year	(52,521)	(48,346)
Prior years	(42,428)	(53,426)
Disposal of unpaid loss and loss adjustment expenses related to PIH	(405)	—
Balance at end of period, net	60,692	76,592
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at end of period, gross	$63,895	$84,534
The Company reported favorable development on property and casualty unpaid loss and loss adjustment expenses of $5.1 million in 2014 compared to $1.2 million in 2013. The favorable development in 2014 was primarily related to a decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and UCC. The favorable development in 2013 was primarily related to a decrease in property and casualty unpaid loss and loss adjustment expenses at UCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2014 and December 31, 2013 were as follows:

		December 31,
(in thousands)	2014	2013
Balance at beginning of period	$3,128	$3,448
Incurred related to:
Current year	6,773	6,827
Prior years	—	—
Paid related to:
Current year	(6,866)	(7,066)
Prior years	(60)	(81)
Balance at end of period	$2,975	$3,128

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 15 DEBT
Debt consists of the following instruments:

(in thousands)				December 31,
	2014		2013
	Principal	Fair Value	Principal	Fair Value
7.5% senior notes due 2014	$—	$—	$14,356	$14,356
LROC preferred units due 2015	13,618	13,618	14,854	14,854
Subordinated debt	90,500	40,659	90,500	28,471
Total	$104,118	$54,277	$119,710	$57,681

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Senior unsecured debentures:
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. The notes were fully and unconditionally guaranteed by the Company. In March 2004, an additional $25.0 million of these senior notes were issued. The notes were redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009, subject to the conditions stated in the trust indenture. Interest paid during the years ended December 31, 2014 and 2013 was $0.5 million and $2.2 million, respectively.
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
(b)          LROC preferred units:
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million of 5.0% LROC preferred units due June 30, 2015 of which the Company was a promoter. KLROC Trust's net proceeds of the public offering was C$74.1 million.
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
As a result of these acquisitions, the Company beneficially owns and controls 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2014 and 2013, the Company's outstanding obligation is C$15.8 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(c)          Subordinated debt:
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. At December 31, 2014, the interest rates ranged from 4.11% to 4.44%. The Company has the right to call each of these securities at par value anytime after five years from their issuance until their maturity.
During the first quarter of 2011, the Company gave notice to its trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's indentures or any of its other debt indentures. At December 31, 2014 and 2013, deferred interest payable of $17.4 million and $12.8 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
NOTE 16 FINANCE LEASE OBLIGATION LIABILITY
As described in Note 12, "Property and Equipment," on October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida. The transaction does not qualify for sales recognition and is accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At December 31, 2014, finance lease obligation liability of $4.7 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

NOTE 17 INCOME TAXES
Income tax benefit consists of the following:

(in thousands)	Years ended December 31,
	2014	2013

Current income tax benefit	$(1,446)	$(502)
Deferred income tax expense	1,389	435
Income tax benefit	$(57)	$(67)
Income tax benefit varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2014	2013
Income tax benefit at United States statutory income tax rate	$(3,836)	$(14,748)
Valuation allowance	4,165	15,884
Non-taxable dividend income	(1,669)	(2,182)
Change in unrecognized tax benefits	(1,256)	175
Indefinite life intangibles	1,132	1,119
Foreign operations subject to different tax rates	514	272
Prior year tax	(341)	(708)
Other	1,234	121
Income tax benefit for continuing operations	$(57)	$(67)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2014	2013
Deferred income tax assets:
Losses carried forward	$302,759	$298,358
Unpaid loss and loss adjustment expenses and unearned premiums	5,693	6,507
Deferred revenue	1,914	2,274
Intangible assets	1,820	1,767
Foreign exchange adjustment on note payable	1,449	3,421
Debt issuance costs	1,004	1,052
Depreciable assets	98	1,194
Other	1,101	2,316
Valuation allowance	(289,337)	(284,276)
Deferred income tax assets	$26,501	$32,613
Deferred income tax liabilities:
Fair value of debt	$(16,946)	$(21,090)
Investments	(5,436)	(7,305)
Indefinite life intangibles	(5,304)	(4,173)
Deferred acquisition costs	(4,147)	(4,213)
Other	(54)	(5)
Deferred income tax liabilities	(31,887)	(36,786)
Net deferred income tax liabilities	$(5,386)	$(4,173)
The Company maintains a valuation allowance for its gross deferred income tax assets of $289.3 million (U.S. operations - $282.2 million; Other - $7.1 million) and $284.3 million (U.S. operations - $279.0 million; Other - $5.3 million) at December 31, 2014 and December 31, 2013, respectively. The Company's businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged, and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2014 and December 31, 2013 net deferred income tax assets. The Company carries a deferred income tax liability of $5.4 million and $4.2 million at December 31, 2014 and December 31, 2013, respectively, of which $5.3 million and $4.2 million, respectively, relates to indefinite life intangible assets.
Amounts, originating dates and expiration dates of the U.S. operating loss carryforwards are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)
2000	2020	$485
2001	2021	186
2006	2026	24,077
2007	2027	62,308
2008	2028	55,917
2009	2029	515,335
2010	2030	92,095
2011	2031	45,311
2012	2032	34,305
2013	2033	32,924
2014	2034	6,568

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The U.S. operating loss carryforward amounts disclosed above contain consolidated and separate company operating loss carryforwards, the most significant of which is the KAI Tax Group operating loss carryforward of approximately $863.0 million. In addition, there are operating loss carryforwards relating to the operations in Barbados in the amount of $85.3 million, which losses will expire by 2023, and operating loss carry forwards relating to operations in Canada in the amount of $21.1 million, which losses will expire by 2034.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(in thousands)	December 31,
	2014	2013
Unrecognized tax benefits - beginning of year	$3,201	$3,026
Gross additions - current year tax positions	—	—
Gross additions - prior year tax positions	—	175
Gross reductions - prior year tax positions	(1,256)	—
Gross reductions - settlements with taxing authorities	(1,945)	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$—	$3,201
The amount of unrecognized tax benefits that, if recognized as of December 31, 2014, would affect the Company's effective tax rate was a benefit of $1.3 million.
The Company classifies interest and penalty accruals related to unrecognized tax benefits as income tax (benefit) expense. During the years ended December 31, 2014 and 2013, the Company recognized a benefit of $1.3 million and an expense of $0.2 million, respectively, in interest and penalty (benefit) expense. At December 31, 2014 and December 31, 2013, the Company had an accrual of zero and $1.4 million, respectively, for the payment of interest and penalties.
The federal income tax returns of the Company's U.S. operations for the years through 2010 are closed for Internal Revenue Service ("IRS") examination. In January 2015, the IRS notified the KAI Tax Group that it intended to audit the KAI Tax Group 2012 federal income tax return. The audit has not yet commenced. The Company's other U.S. operations federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2009 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian operations federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 18 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2014 and 2013:

(in thousands, except per share data)	Years ended December 31,
	2014	2013
Numerator:
Loss from continuing operations	$(11,224)	$(43,311)
Less: net income attributable to noncontrolling interests	(1,596)	(777)
Less: dividends on preferred stock	(300)	—
Loss from continuing operations attributable to common shareholders	$(13,120)	$(44,088)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	17,398	14,111
Weighted average diluted shares
Weighted average common shares outstanding	17,398	14,111
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	17,398	14,111
Basic loss from continuing operations per common share	$(0.75)	$(3.12)
Diluted loss from continuing operations per common share	$(0.75)	$(3.12)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the years ended December 31, 2014 and 2013, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 19 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company may grant new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares to key employees selected by the Company. During the year ended December 31, 2014, the Company granted 260,000 New Stock Options to employees of the Company.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. Each stock option outstanding under the Prior Plan that is not exchanged for a Replacement Option shall remain outstanding in accordance with the terms of the Prior Plan and the applicable award agreement. Under the Prior Plan, the options vest evenly over a three or four-year period and are exercisable for periods not exceeding 10 years. During the year ended December 31, 2014, the Company granted 351,875 Replacement Options to employees of the Company.
The exercise price of Replacement Options and New Stock Options (collectively, the "Stock Options") is equal to $4.50. The Stock Options were fully vested and exercisable at the date of grant and are exercisable for a period of four years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the stock option activity during the year ended December 31, 2014:

	Number of Options Outstanding	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	355,625	C$	18.35		$—
Granted	611,875		$4.50
Exchanged and Cancelled	(351,875)	C$	18.12
Expired	(1,875)	C$	40.12
Forfeited	(1,875)	C$	40.12
Outstanding at December 31, 2014	611,875		$4.50	3.2	$642
Exercisable at December 31, 2014	611,875		$4.50	3.2	$642
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2014 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The following tables summarize information about stock options outstanding as of December 31, 2014 and December 31, 2013:

December 31, 2014
Exercise Price	Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
$4.50	28-Mar-14	28-Mar-18	3.2	611,875	611,875
		Total:	3.2	611,875	611,875

December 31, 2013
Exercise Price		Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
	$18.00	29-Sep-10	29-Sep-15	1.7	100,000	75,000
	$18.00	6-Jan-10	6-Jan-15	1.0	250,000	187,500
C$	40.12	5-Mar-09	5-Mar-14	0.2	5,625	5,625
			Total:	1.2	355,625	268,125
At December 31, 2014 and December 31, 2013, the number of options exercisable was 611,875 and 268,125, respectively, with weighted average prices of $4.50 and C$18.46, respectively.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the year ended December 31, 2014 were as follows:

Year ended December 31, 2014
Risk-free interest rate	0.06% - 1.4%
Dividend yield	—
Expected volatility	0.4%
Expected term (in years)	0.78 - 4

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)     Restricted Stock Awards
Under the 2013 Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The aggregate number of common shares available for Restricted Stock awards is 1,972,345. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at December 31, 2014 was $7.5 million. The grant-date fair value of Restricted Stock awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the year ended December 31, 2014:

	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2013	—	$—
Granted	1,972,345	4.14
Unvested at December 31, 2014	1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures, was $1.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.
(c)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. In 2014, the ESPP Plan was amended and restated to allow qualifying employees to be eligible for matching Company contributions. The Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the year ended December 31, 2014 totaled $0.1 million.
NOTE 20 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $17,500 in 2014 and 2013, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2014 and 2013 totaled $0.6 million and $0.6 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2014.

NOTE 21 RESTRUCTURING
On September 17, 2012, the Company announced that it was restructuring its Insurance Underwriting and Insurance Services segments. As part of the restructuring, the Company intended to streamline its non-standard property and casualty insurance business operations. Specific to Insurance Underwriting, during the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. Amigo has entered into a comprehensive run-off plan which has been approved by the Florida Office of Insurance Regulation ("OIR"). Kingsway continues to manage Amigo in a manner consistent with its filed run-off plan.
As part of the restructuring, the Company reduced staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. As of December 31, 2014, the Company has paid $2.0 million related to severance incurred as part of the restructuring. At December 31, 2014, the remaining severance liability related to the restructuring is zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the years ended December 31, 2014 and December 31, 2013 is as follows:

(in thousands)		December 31, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	$236	$(74)	$(162)	$—
Lease abandonment	654	65	(367)	352
Total Insurance Underwriting	890	(9)	(529)	352
Insurance Services:
Lease abandonment	94	(4)	(49)	41
Total Insurance Services	94	(4)	(49)	41
Severance expense not allocated to segments	146	—	(146)	—
Total	$1,130	$(13)	$(724)	$393

(in thousands)		December 31, 2013
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	$214	$1,428	$(1,406)	$236
Lease abandonment	1,207	187	(740)	654
Total Insurance Underwriting	1,421	1,615	(2,146)	890
Insurance Services:
Lease abandonment	—	100	(6)	94
Total Insurance Services	—	100	(6)	94
Severance expense not allocated to segments	—	146	—	146
Total	$1,421	$1,861	$(2,152)	$1,130

NOTE 22 SHAREHOLDERS' EQUITY
(a)     Preferred Shares
On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors will have the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares will have priority over the common shares. There were 262,876 and zero shares of Class A preferred stock outstanding at December 31, 2014 and 2013, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2014, accrued dividends of $0.3 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features which are not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed on April 1, 2021. As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets.
On July 8, 2014, the holders of the Company's series B warrants approved certain amendments to the terms of the Series B Warrant Agreement dated September 16, 2013. The Series B Warrant Agreement Amendments permitted the Company to issue up to 1,642,975 additional Series B Warrants and complete the Series C Warrant Exchange. Under the Series C Warrant Exchange, each class C purchase warrant was automatically exchanged for a Series B Warrant.
(b)     Common Shares
The Company is authorized to issue an unlimited number of zero par value common stock. There were 19,709,706 and 16,429,761 shares of common stock outstanding at December 31, 2014 and 2013, respectively.
There were no dividends declared during the years ended December 31, 2014 and 2013.
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

On August 18, 2014, the Company announced its intention to redeem its outstanding Series A Warrants, which were issued pursuant to the rights offering. Holders of Series A Warrants could exercise their outstanding Series A Warrants at $4.50 per common share. Any Series A Warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per Series A Warrant. During the year ended December 31, 2014, Series A Warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 Series A Warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes information about warrants outstanding at December 31, 2014:

December 31, 2014
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	8.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	8.7	1,642,975
		Total:	8.7	4,923,765
NOTE 23 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the years ended December 31, 2014 and 2013 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Equity in Other Comprehensive Income (Loss) of Investee	Total Accumulated Other Comprehensive Income

Balance, January 1, 2013	$14,194	$1,210	$(642)	$14,762

Other comprehensive income before reclassifications	965	35	642	1,642
Amounts reclassified from accumulated other comprehensive income	424	(7,227)	—	(6,803)
Net current-period other comprehensive income (loss)	1,389	(7,192)	642	(5,161)

Balance, December 31, 2013	$15,583	$(5,982)	$—	$9,601

Other comprehensive (loss) income before reclassifications	(2,513)	30	—	(2,483)
Amounts reclassified from accumulated other comprehensive income	1,552	—	—	1,552
Net current-period other comprehensive (loss) income	(961)	30	—	(931)

Balance, December 31, 2014	$14,622	$(5,952)	$—	$8,670

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized losses	$(1,552)	$(424)
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax benefit	(1,552)	(424)
Income tax benefit	—	—
Net loss	(1,552)	(424)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Gain on liquidation of subsidiaries, net of tax	—	7,227
Net income	—	7,227

Total reclassification from accumulated other comprehensive income to net loss	$(1,552)	$6,803
NOTE 24 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been adjusted to exclude PIH from the Insurance Underwriting segment.

Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, UCC, Amigo and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). In September 2013, KRL, formerly included in Insurance Underwriting, was liquidated. Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2014 and 2013 were:

(in thousands)	Years ended December 31,
	2014	2013
Revenues:
Insurance Underwriting:
Net premiums earned	$113,479	$104,625
Other income	8,478	9,149
Total Insurance Underwriting	121,957	113,774
Insurance Services:
Service fee and commission income	54,848	49,543
Other income	432	326
Total Insurance Services	55,280	49,869
Total segment revenues	177,237	163,643
Net premiums earned not allocated to segments	4,114	4,983
Net investment income	1,616	2,186
Net realized gains	5,041	3,505
Other-than-temporary impairment loss	—	(1,800)
Other income (loss) not allocated to segments	10	(239)
Total revenues	$188,018	$172,278

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating income (loss) reconciled to the consolidated loss from continuing operations for the years ended December 31, 2014 and 2013 were:

(in thousands)	Years ended December 31,
	2014	2013
Segment operating income (loss)
Insurance Underwriting	$1,290	$(15,651)
Insurance Services	4,809	2,161
Total segment operating income (loss)	6,099	(13,490)
Net investment income	1,616	2,186
Net realized gains	5,041	3,505
Other-than-temporary impairment loss	—	(1,800)
Other income and expenses not allocated to segments, net	(5,303)	(12,326)
Interest expense	(5,645)	(7,263)
Amortization of intangible assets	(1,620)	(2,186)
Contingent consideration benefit (expense)	2,223	(785)
Impairment of asset held for sale	(1,180)	(2,390)
Loss on change in fair value of debt	(10,953)	(9,060)
Loss on disposal of subsidiary	(1,244)	—
Loss on disposal of asset held for sale	(125)	—
Loss on buy-back of debt	—	(24)
Equity in net (loss) income of investee	(190)	255
Loss from continuing operations before income tax benefit	$(11,281)	$(43,378)
Income tax benefit	(57)	(67)
Loss from continuing operations	$(11,224)	$(43,311)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Net premiums earned by line of business for the years ended December 31, 2014 and 2013 were:

(in thousands)	Years ended December 31,
	2014	2013
Insurance Underwriting:
Private passenger auto liability	$76,031	$71,236
Auto physical damage	37,448	32,634
Total non-standard automobile	113,479	103,870
Commercial auto liability	—	755
Total Insurance Underwriting	113,479	104,625
Net premiums earned not allocated to segments:
Allied lines	1,944	3,539
Homeowners	2,159	1,436
Other	11	8
Total net premiums earned not allocated to segments	4,114	4,983
Total net premiums earned	$117,593	$109,608
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
Debt - The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs. The fair value of senior unsecured debentures, for which no active market exists, was derived from quoted market prices of similar instruments or other third-party evidence.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration (benefit) expense. As a result of the analysis performed in 2014, the Company decreased contingent consideration liabilities by $3.0 million during the fourth quarter of 2014, resulting in a total liability of $3.1 million at December 31, 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The maximum the Company can pay in future contingent payments is $13.5 million, on an undiscounted basis.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 was as follows:

(in thousands)			December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,759	$—	$20,759	$—
Canadian government	4,242	—	4,242	—
States, municipalities and political subdivisions	3,419	—	3,419	—
Mortgage-backed	5,352	—	5,352	—
Asset-backed securities and collateralized mortgage obligations	7,214	—	7,214	—
Corporate	15,209	—	15,209	—
Total fixed maturities	56,195	—	56,195	—
Equity investments:
Common stock	19,526	19,526	—	—
Warrants	92	92	—	—
Total equity investments	19,618	19,618	—	—
Other investments	3,576	—	3,576	—
Short-term investments	400	—	400	—
Total assets	$79,789	$19,618	$60,171	$—

Liabilities:
LROC preferred units	$13,618	$13,618	$—	$—
Subordinated debt	40,659	—	40,659	—
Contingent consideration	3,121	—	—	3,121
Total liabilities	$57,398	$13,618	$40,659	$3,121

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$18,338	$—	$18,338	$—
Canadian government	4,082	—	4,082	—
States, municipalities and political subdivisions	6,231	—	6,231	—
Mortgage-backed	2,006	—	2,006	—
Asset-backed securities and collateralized mortgage obligations	3,994	—	3,994	—
Corporate	19,500	—	19,500	—
Total fixed maturities	54,151	—	54,151	—
Equity investments	7,137	7,137	—	—
Other investments	3,000	—	3,000	—
Short-term investments	501	—	501	—
Total assets	$64,789	$7,137	$57,652	$—

Liabilities:
LROC preferred units	$14,854	$14,854	$—	$—
Senior unsecured debentures	14,356	—	14,356	—
Subordinated debt	28,471	—	28,471	—
Contingent consideration	5,344	—	—	5,344
Total liabilities	$63,025	$14,854	$42,827	$5,344

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2014 and December 31, 2013:

(in thousands)	Years ended December 31,
	2014	2013
Liabilities:
Contingent consideration:
Beginning balance	$5,344	$3,987
Issuance of contingent consideration in connection with acquisitions	—	572
Change in fair value of contingent consideration included in net loss	(2,223)	785
Ending balance	$3,121	$5,344

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. See Note 30, "Subsequent Event," for further details.
On March 7, 2014, the Company's subsidiary, 1347 Capital appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At December 31, 2014, the Company has a note receivable of $1.5 million outstanding from FMG which is included in other receivables in the consolidated balance sheets.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to the Company will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of December 31, 2014.

During the second quarter of 2014, the Company made an investment in Itasca Golf Investors, LLC ("Itasca Golf") which is included in limited liability investments on the consolidated balance sheets. On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. The line of credit bears interest at 3% and matures on August 28, 2016.

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $6.0 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At December 31, 2014, the unfunded commitment was $0.4 million.
(c)         Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $12.9 million and $14.2 million were on deposit with state and provincial regulatory authorities at December 31, 2014 and 2013, respectively. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $17.5 million and $24.4 million at December 31, 2014 and 2013, respectively. Collateral pledging transactions

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
(d)          Future minimum lease payments:
The Company leases certain office space under non-cancelable leases, with initial terms typically ranging from three to ten years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from three to five years. Minimum rent is expensed on a straight-line basis over the term of the lease. Future minimum annual lease payments under operating leases for office space and equipment for the next five years and thereafter are:

(in thousands)
2015	$3,592
2016	2,821
2017	2,323
2018	1,625
2019	1,357
Thereafter	—

NOTE 28 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners (the "NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2014, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2014, Amigo's RBC was 285%.
The Company previously placed UCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, UCC's RBC was 160%. UCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. UCC remains in compliance with that plan. As of December 31, 2014, UCC's RBC was 3,626%.
The Company's reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2014, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Statutory capital and surplus and statutory net income (loss) for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2014	2013
Combined net income (loss), statutory basis	$2,725	$(3,575)
Combined capital and surplus, statutory basis	$39,042	$40,647

The Company’s insurance subsidiaries are required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company's insurance subsidiaries collectively was $26.2 million at December 31, 2014. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.

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
At December 31, 2014, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.

NOTE 30 SUBSEQUENT EVENT
On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA which was put in place on February 11, 2014, prior to the initial public offering of PIH. See Note 26, "Related Party Transactions," for further details regarding the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company expects to record an estimated pre-tax gain of approximately $6.7 million during the first quarter of 2015 related to this transaction.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Company's management, including the Company's principal executive officer and principal financial officer, evaluated the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2014, and ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2014.
We have adopted a code of ethics applicable to our directors, principal executive officer, principal financial officer, and other senior financial personnel ("Code of Ethics for Senior Financial Personnel") which is posted in the "Corporate Governance" section of our website at www.kingsway-financial.com. Any future amendments to the Code of Ethics for Senior Financial Personnel and any grant of waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in the "Corporate Governance" section of our website.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2014.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2014.

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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2014
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$20,759	$20,759
Canadian government	4,519	4,242	4,242
States, municipalities and political subdivisions	3,358	3,419	3,419
Mortgage-backed	5,330	5,352	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	7,214	7,214
Corporate	15,136	15,209	15,209
Total fixed maturities	56,000	56,195	56,195
Equity investments:
Common stock	16,450	19,526	19,526
Warrants	129	92	92
Total equity investments	16,579	19,618	19,618
Limited liability investments	7,294	—	7,294
Other investments	3,576	—	3,576
Short-term investments	400	—	400
Total investments	$83,849	$75,813	$87,083
NOTE 1: Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2014	December 31, 2013

Assets
Investments in subsidiaries	$38,599	$29,296
Cash and cash equivalents	6,694	4,562
Other assets	3,251	3,409
Total Assets	$48,544	$37,267
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$348	$347
Total Liabilities	348	347

Class A preferred stock	6,330	—

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	340,844	324,803
Accumulated deficit	(312,050)	(298,930)
Accumulated other comprehensive income	8,670	9,601
Shareholders' equity attributable to common shareholders	37,464	35,474
Noncontrolling interests in consolidated subsidiaries	4,402	1,446
Total Shareholders' Equity	41,866	36,920
Total Liabilities and Shareholders' Equity	$48,544	$37,267
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2014	2013
Revenues:
Net investment income	$7	$35
Other expenses	(298)	(341)
Total revenues	(291)	(306)
Expenses:
General and administrative expenses	2,796	2,875
Total expenses	2,796	2,875
Loss from continuing operations before income tax benefit and equity in loss of subsidiaries	(3,087)	(3,181)
Income tax benefit	(341)	(710)
Equity in loss of subsidiaries	(8,478)	(33,613)
Net loss	$(11,224)	$(36,084)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2014	2013

Net loss	$(11,224)	$(36,084)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Foreign currency translation adjustments	(31)	10
Other comprehensive (loss) income - parent only	(31)	10
Equity in other comprehensive loss of subsidiaries and investee	(1,045)	(5,225)
Other comprehensive loss	(1,076)	(5,215)
Comprehensive loss	$(12,300)	$(41,299)
(1) Net of income tax benefit of $0 in 2014 and 2013

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net loss	$(11,224)	$(36,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	8,478	33,613
Stock based compensation expense, net of forfeitures	1,238	325
Other, net	(145)	(7,324)
Net cash used in operating activities	(1,653)	(9,470)
Financing activities:

Proceeds from issuance of preferred stock, net	6,330	—
Proceeds from issuance of common stock, net	—	12,100
Proceeds from issuance of warrants	14,803	—
Capital contributions to subsidiaries	(19,500)	—
Cash dividends received from subsidiaries	2,152	—
Net cash provided by financing activities	3,785	12,100
Net increase in cash and cash equivalents	2,132	2,630
Cash and cash equivalents at beginning of period	4,562	1,932
Cash and cash equivalents at end of period	$6,694	$4,562

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2014
Insurance Underwriting	$6,786	$63,895	$36,432	$113,479	$79,070	$21,713	$19,888	$118,021
Amounts not allocated to segments	—	—	—	4,114	384	881	563	5,357
Total	$6,786	$63,895	$36,432	$117,593	$79,454	$22,594	$20,451	$123,378

2013
Insurance Underwriting	$5,329	$84,180	$37,573	$104,625	$77,798	$26,752	$24,963	$100,839
Amounts not allocated to segments	1,925	354	11,004	4,983	2,928	1,328	1,891	12,792
Total	$7,254	$84,534	$48,577	$109,608	$80,726	$28,080	$26,854	$113,631
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.

NOTE 2: Amounts not allocated to segments represent balances related to the Company's disposed subsidiary, PIH.
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands, except for percentages)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2014	$99,540	$(3,695)	$20,143	$123,378	16.3%
2013	$125,077	$31,031	$19,585	$113,631	17.2%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2014
	$6,786	$63,895	$36,432	$117,593	$1,281	$84,577	$(5,123)	$22,594	$94,949	$123,378

Year ended December 31, 2013
	$7,254	$84,534	$48,577	$109,608	$1,258	$81,906	$(1,180)	$28,080	$101,772	$113,631
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 13, 2015	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2015

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 13, 2015

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 13, 2015

/s/ Gregory Hannon Gregory Hannon	Director	March 13, 2015

/s/ Gary Schaevitz Gary Schaevitz	Director	March 13, 2015

/s/ Joseph Stilwell Joseph Stilwell	Director	March 13, 2015

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment to the Articles of Incorporation of Kingsway Financial Services Inc. (included as exhibit 3.1 to the Form 10-Q, filed November 7, 2013, and incorporated herein by reference).

3.2	By-law No. 5 of Kingsway Financial Services Inc. (included as exhibit 3.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

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

4.9	Excerpt of the Articles of Amendment to the Articles of Incorporation of the Company (included as Exhibit 4.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

4.10	Form of Common Stock Series C Warrant Agreement (included as exhibit 4.2 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

4.11	Amended and Restated Common Stock Series B Warrant Agreement, dated July 8, 2014 (included as Exhibit 4.1 to the Form 8-K, filed July 10, 2014, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

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

10.17	Form of Subscription Agreement (included as Exhibit 10.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

10.18
Registration Rights Agreement, dated February 3, 2014, by and among the Company and the other parties signatory thereto (included as Exhibit 10.2 to the Form 8-K, filed February 4, 2014, and incorporated herein by reference).

10.19	Kingsway America Inc. Employee Share Purchase Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2014 and incorporated herein by reference).

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics (included as exhibit 14 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

21	Subsidiaries of Kingsway Financial Services Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KINGSWAY FINANCIAL SERVICES INC.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

