Form 10-Q
period 2015-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2015-05-07
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 7, 2015 was 19,709,706.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $58,432 and $56,000, respectively)	$58,812	$56,195
Equity investments, at fair value (cost of $21,968 and $16,579, respectively)	24,635	19,618
Limited liability investments	11,098	7,294
Other investments, at cost which approximates fair value	3,551	3,576
Short-term investments, at cost which approximates fair value	400	400
Total investments	98,496	87,083
Cash and cash equivalents	63,566	71,234
Investment in investee	1,975	2,115
Accrued investment income	805	141
Premiums receivable, net of allowance for doubtful accounts of $260 and $1,889, respectively	33,971	28,885
Service fee receivable, net of allowance for doubtful accounts of $247 and $247, respectively	734	964
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,214	5,145
Reinsurance recoverable	3,247	3,652
Prepaid reinsurance premiums	134	8
Deferred acquisition costs, net	13,203	12,197
Income taxes recoverable	54	74
Property and equipment, net of accumulated depreciation of $12,099 and $15,751, respectively	5,851	5,975
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $5,082 and $4,765, respectively	15,663	15,980
Other assets	3,341	3,638
Assets held for sale	54,200	54,553
Total Assets	$310,532	$301,722
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$59,522	$63,895
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	62,497	66,870
Unearned premiums	42,565	36,432
Reinsurance payable	785	525
LROC preferred units, at fair value	12,473	13,618
Subordinated debt, at fair value	41,543	40,659
Deferred income tax liability	2,859	2,837
Deferred service fees	34,452	35,096
Accrued expenses and other liabilities	41,255	35,836
Liabilities held for sale	20,537	21,653
Total Liabilities	258,966	253,526

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,360	6,330

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 19,709,706 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	341,045	340,844
Accumulated deficit	(309,923)	(312,050)
Accumulated other comprehensive income	8,755	8,670
Shareholders' equity attributable to common shareholders	39,877	37,464
Noncontrolling interests in consolidated subsidiaries	5,329	4,402
Total Shareholders' Equity	45,206	41,866
Total Liabilities and Shareholders' Equity	$310,532	$301,722
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Net premiums earned	$29,030	$31,920
Service fee and commission income	5,398	6,065
Net investment income	1,313	413
Net realized gains	—	39
Other-than-temporary impairment loss	(10)	—
Other income	7,965	2,058
Total revenues	43,696	40,495
Expenses:
Loss and loss adjustment expenses	21,953	21,061
Commissions and premium taxes	5,747	6,553
Cost of services sold	663	856
General and administrative expenses	11,561	11,904
Restructuring expense	15	20
Interest expense	1,391	1,433
Amortization of intangible assets	317	414
Contingent consideration expense	144	267
Total expenses	41,791	42,508
Income (loss) from continuing operations before gain on change in fair value of debt, loss on disposal of subsidiary, equity in net loss of investee and income tax expense	1,905	(2,013)
Gain on change in fair value of debt	261	563
Loss on disposal of subsidiary	—	(1,242)
Equity in net loss of investee	(136)	—
Income (loss) from continuing operations before income tax expense	2,030	(2,692)
Income tax expense	22	60
Income (loss) from continuing operations	2,008	(2,752)
Income from discontinued operations, net of taxes	1,426	1,746
Net income (loss)	3,434	(1,006)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	1,224	653
Less: dividends on preferred stock	81	53
Net income (loss) attributable to common shareholders	$2,129	$(1,712)
Earnings (loss) per share - continuing operations:
Basic:	$0.04	$(0.21)
Diluted:	$0.03	$(0.21)
Earnings per share - discontinued operations:
Basic:	$0.07	$0.11
Diluted:	$0.07	$0.11
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.11	$(0.10)
Diluted:	$0.10	$(0.10)
Weighted average shares outstanding (in ‘000s):
Basic:	19,710	16,430
Diluted:	21,149	16,430
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

Net income (loss)	$3,434	$(1,006)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(200)	1,226
Reclassification adjustment for amounts included in net income (loss)	13	52
Foreign currency translation adjustments	(26)	(18)
Other comprehensive (loss) income	(213)	1,260
Comprehensive income	$3,221	$254
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	927	541
Comprehensive income (loss) attributable to common shareholders	$2,294	$(287)
(1) Net of income tax expense of $0 and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$3,434	$(1,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(1,426)	(1,746)
Equity in net loss of investee	136	—
Equity in net income of limited liability investments	(929)	(22)
Depreciation and amortization expense	480	653
Contingent consideration expense	144	267
Stock based compensation expense, net of forfeitures	201	624
Net realized gains	—	(39)
Gain on change in fair value of debt	(261)	(563)
Deferred income taxes	22	198
Other-than-temporary impairment loss	10	—
Amortization of fixed maturities premiums and discounts	79	206
Loss on disposal of subsidiary	—	1,242
Changes in operating assets and liabilities:
Premiums and service fee receivable	(4,856)	(608)
Other receivables	(69)	(1,077)
Reinsurance recoverable	405	2,766
Prepaid reinsurance premiums	(126)	6,668
Deferred acquisition costs, net	(1,006)	(167)
Income taxes recoverable	20	—
Unpaid loss and loss adjustment expenses	(4,373)	(7,249)
Unearned premiums	6,133	(7,598)
Reinsurance payable	260	(888)
Deferred service fees	(644)	231
Other, net	2,553	264
Net cash provided by (used in) operating activities	187	(7,844)
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,195	5,100
Proceeds from sales of equity investments	308	71
Purchases of fixed maturities	(4,722)	(5,878)
Purchases of equity investments	(1,738)	(1,593)
Net acquisition of limited liability investments	(2,859)	(263)
Proceeds from other investments	—	1,000
Net purchases of short-term investments	—	(103)
Acquisition of investee	—	(7,661)
Net purchases of property and equipment	(39)	(290)
Net cash used in investing activities	(7,855)	(9,617)
Financing activities:
Proceeds from issuance of preferred stock, net	—	6,402
Redemption of senior unsecured debentures	—	(14,356)
Net cash used in financing activities	—	(7,954)
Net decrease in cash and cash equivalents	(7,668)	(25,415)
Cash and cash equivalents at beginning of period	71,234	97,505
Cash and cash equivalents at end of period	$63,566	$72,090
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2014 Annual Report") for the year ended December 31, 2014.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.
The fair values of the Company's investments in fixed maturities and equity investments, performance shares, LROC preferred units, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2014 Annual Report, except as disclosed below.
Derivative financial instruments
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 20, "Related Party Transactions," for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of warrants that are actively traded, in other comprehensive (loss) income. Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. Effective January 1, 2015, the Company adopted ASU 2014-08. The adoption of the standard did not have an impact on the consolidated financial statements.
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

NOTE 5 DISPOSITION AND DISCONTINUED OPERATIONS
(a)     Disposition
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Total consideration to the Company as a result of this transaction was $7.7 million, consisting of a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million during the first quarter of 2014. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. At March 31, 2014, the Company's investment in the common stock of PIH was reported as investment in investee in the consolidated balance sheets.
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. During the fourth quarter of 2014, the Company purchased additional shares of PIH which increased the Company's approximate voting percentage in PIH to 16.9% at December 31, 2014. The Company's investment in PIH common stock is included in equity investments and reported at its fair value of $8.2 million in the consolidated balance sheets at March 31, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(b)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation. The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three months ended March 31, 2015 and 2014 is presented below:

(in thousands)	Three months ended March 31,
	2015	2014
Revenues:
Service fee and commission income	$8,342	$8,659
Other (expense) income	(20)	14
Total revenues	8,322	8,673
Expenses:
General and administrative expenses	6,462	6,621
Income from discontinued operations before income tax expense	1,860	2,052
Income tax expense	434	306
Income from discontinued operations, net of taxes	$1,426	$1,746
The assets and liabilities of ARS are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of ARS at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$2,108	$2,792
Service fee receivable	19,462	19,006
Other receivables	325	257
Income taxes recoverable	144	150
Property and equipment, net of accumulated depreciation	139	193
Goodwill	510	510
Intangible assets, net of accumulated amortization	31,318	31,318
Other assets	194	327
Assets held for sale	$54,200	$54,553
Liabilities
Deferred income tax liability	$2,977	$2,550
Deferred service fees	14,323	14,358
Accrued expenses and other liabilities	3,237	4,745
Liabilities held for sale	$20,537	$21,653
For the three months ended March 31, 2015 and March 31, 2014, ARS' net cash used in operating activities was $0.0 million and $1.1 million, respectively. ARS had no cash flows from investing activities for the three months ended March 31, 2015 and March 31, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at March 31, 2015 and December 31, 2014 are summarized in the tables shown below:

(in thousands)	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$21,247	$323	$—	$21,570
Canadian government	4,438	—	285	4,153
States, municipalities and political subdivisions	3,358	56	—	3,414
Mortgage-backed	4,948	73	9	5,012
Asset-backed securities and collateralized mortgage obligations	6,952	11	2	6,961
Corporate	17,489	216	3	17,702
Total fixed maturities	58,432	679	299	58,812
Equity investments:
Preferred stock	3,000	—	—	3,000
Common stock	17,804	3,350	595	20,559
Warrants	1,164	16	104	1,076
Total equity investments	21,968	3,366	699	24,635
Total fixed maturities and equity investments	$80,400	$4,045	$998	$83,447

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$333	$10	$20,759
Canadian government	4,519	—	277	4,242
States, municipalities and political subdivisions	3,358	61	—	3,419
Mortgage-backed	5,330	37	15	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	3	10	7,214
Corporate	15,136	103	30	15,209
Total fixed maturities	56,000	537	342	56,195
Equity investments:
Common stock	16,450	3,360	284	19,526
Warrants	129	—	37	92
Total equity investments	16,579	3,360	321	19,618
Total fixed maturities and equity investments	$72,579	$3,897	$663	$75,813

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

The table below summarizes the Company's fixed maturities at March 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,635	$19,368
Due after one year through five years	32,241	32,812
Due after five years through ten years	1,720	1,733
Due after ten years	4,836	4,899
Total	$58,432	$58,812

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of March 31, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$220	$—	$—	$—	$220	$—
Canadian government	—	—	4,152	285	4,152	285
Mortgage-backed	1,594	9	—	—	1,594	9
Asset-backed securities and collateralized mortgage obligations	2,597	2	—	—	2,597	2
Corporate	2,176	3	—	—	2,176	3
Total fixed maturities	6,587	14	4,152	285	10,739	299
Equity investments:
Common stock	11,188	595	—	—	11,188	595
Warrants	984	104	—	—	984	104
Total equity investments	12,172	699	—	—	12,172	699
Total	$18,759	$713	$4,152	$285	$22,911	$998

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(in thousands)					December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,784	$10	$473	$—	$13,257	$10
Canadian government	—	—	4,242	277	4,242	277
States, municipalities and political subdivisions	250	—	—	—	250	—
Mortgage-backed	2,816	15	—	—	2,816	15
Asset-backed securities and collateralized mortgage obligations	5,097	10	—	—	5,097	10
Corporate	6,226	20	—	10	6,226	30
Total fixed maturities	27,173	55	4,715	287	31,888	342
Equity investments:
Common stock	4,164	284	—	—	4,164	284
Warrants	92	37	—	—	92	37
Total equity investments	4,256	321	—	—	4,256	321
Total	$31,429	$376	$4,715	$287	$36,144	$663
Fixed maturities and equity investments contain approximately 39 and 71 individual investments that were in unrealized loss positions as of March 31, 2015 and December 31, 2014, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down for other-than-temporary impairment related to fixed maturities of $0.0 million for the three months ended March 31, 2015. There were no write-downs for other-than-temporary impairments related to equity investments or other investments for the three months ended March 31, 2015. There were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2014.
There were $0.0 million and zero of other-than-temporary losses recognized in other comprehensive (loss) income for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of March 31, 2015 and December 31, 2014, the carrying value of limited liability investments totaled $11.1 million and $7.3 million, respectively. At March 31, 2015, the Company has unfunded commitments totaling $2.4 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage loans and are reported at their unpaid principal balance. As of March 31, 2015 and December 31, 2014, the carrying value of other investments totaled $3.6 million and $3.6 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three months ended March 31, 2015 and March 31, 2014 were as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Gross realized gains	$—	$48
Gross realized losses	—	(9)
Total	$—	$39

Net investment income for the three months ended March 31, 2015 and March 31, 2014, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Investment income
Interest from fixed maturities	$269	$272
Dividends	147	32
Income from limited liability investments	929	22
Other	34	142
Gross investment income	1,379	468
Investment expenses	(66)	(55)
Net investment income	$1,313	$413
At March 31, 2015, fixed maturities and short-term investments with an estimated fair value of $13.1 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2015, the amount of such pledged securities was $17.2 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at March 31, 2015 and December 31, 2014 were as follows:

(in thousands, except for percentages)
	March 31, 2015			December 31, 2014
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$12,082	$1,975	22.7%	$13,038	$2,115

Equity in net loss of investee was $0.1 million and zero for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2015 and 2014, respectively, are comprised as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Beginning balance, net	$12,197	$12,392
Additions	7,554	7,274
Amortization	(6,548)	(6,064)
Acquisition costs disposed of during the year related to PIH	—	(1,043)
Balance at March 31, net	$13,203	$12,559
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,168	$3,750
Vehicle service agreements in-force	3,680	3,072	608
Customer-related relationships	3,611	787	2,824
Non-compete agreement	70	55	15
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$5,082	$15,663

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(in thousands)		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,045	$3,873
Vehicle service agreements in-force	3,680	2,975	705
Customer-related relationships	3,611	695	2,916
Non-compete agreement	70	50	20
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$4,765	$15,980
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $0.3 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2015 and March 31, 2014 were as follows:

(in thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period, gross	$63,895	$84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at beginning of period, net	60,692	76,592
Incurred related to:
Current year	20,472	19,887
Prior years	(76)	(586)
Paid related to:
Current year	(7,532)	(6,268)
Prior years	(16,740)	(17,727)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	(405)
Balance at end of period, net	56,816	71,493
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	2,706	5,792
Balance at end of period, gross	$59,522	$77,285
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2015 and March 31, 2014 were as follows:

(in thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$2,975	$3,128
Incurred related to:
Current year	1,557	1,760
Prior years	—	—
Paid related to:
Current year	(1,446)	(1,699)
Prior years	(111)	(61)
Balance at end of period	$2,975	$3,128

NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	March 31, 2015		December 31, 2014
	Principal	Fair Value	Principal	Fair Value
LROC preferred units due 2015	$12,473	$12,473	$13,618	$13,618
Subordinated debt	90,500	41,543	90,500	40,659
Total	$102,973	$54,016	$104,118	$54,277

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At March 31, 2015 and December 31, 2014, deferred interest payable of $18.6 million and $17.4 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. No debt repurchases were made during the three months ended March 31, 2015 and March 31, 2014.
NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At March 31, 2015 and December 31, 2014, finance lease obligation liability of $4.8 million and $4.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 13 INCOME TAXES
Income tax expense for the three months ended March 31, 2015 and March 31, 2014, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to income (loss) from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2015	2014
Income tax expense (benefit) at United States statutory income tax rate	690	(915)
Valuation allowance	(638)	666
Non-taxable dividend income	(424)	(415)
Foreign operations subject to different tax rates	122	130
State income tax (net of federal tax benefit)	—	212
Disposition of subsidiary	—	422
Prior year tax	—	(341)
Other	272	301
Income tax expense	22	60
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2015 and December 31, 2014. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2015 and December 31, 2014 net deferred tax asset. The Company carries a deferred income tax liability of $2.9 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively, all of which relates to indefinite life intangible assets.
As of March 31, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 14 EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) from continuing operations per share computation for the three months ended March 31, 2015 and March 31, 2014:

(in thousands, except per share data)	Three months ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$2,008	$(2,752)
Less: net income attributable to noncontrolling interests	(1,224)	(653)
Less: dividends on preferred stock	(81)	(53)
Income (loss) from continuing operations attributable to common shareholders	$703	$(3,458)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,710	16,430
Weighted average diluted shares
Weighted average common shares outstanding	19,710	16,430
Effect of potentially dilutive securities:
Stock options	130	—
Unvested restricted stock awards	689	—
Warrants	620	—
Convertible preferred stock	—	—
Total weighted average diluted shares	21,149	16,430
Basic earnings (loss) from continuing operations per common share	$0.04	$(0.21)
Diluted earnings (loss) from continuing operations per common share	$0.03	$(0.21)
Earnings (loss) from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock.
The dilutive effect of the stock options, unvested restricted stock awards and warrants are reflected in diluted earnings from continuing operations per share by application of the treasury stock method. The dilutive effect of the convertible preferred stock is reflected in diluted earnings from continuing operations per share by application of the if-converted method. The effects of these potentially dilutive securities are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred stock is anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings from continuing operations per share. For the three months ended March 31, 2015, the convertible preferred stock was deemed to be anti-dilutive and was excluded from the calculation of diluted earnings from continuing operations per share.
Since the Company is reporting a loss from continuing operations for the three months ended March 31, 2014, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2015:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	611,875	$4.50	3.2	$642
Granted	—	$—
Expired	—	$—
Outstanding at March 31, 2015	611,875	$4.50	3.0	$765
Exercisable at March 31, 2015	611,875	$4.50	3.0	$765
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2015 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2015.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at March 31, 2015 was $7.3 million. The grant-date fair value of the Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the three months ended March 31, 2015:

(in thousands, except for share data)
	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2014	1,972,345	$4.14
Granted	—	—
Unvested at March 31, 2015	1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures was $0.2 million and $0.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 16 SHAREHOLDERS' EQUITY
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At March 31, 2015 and December 31, 2014, accrued dividends of $0.4 million and $0.3 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features which are not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed on April 1, 2021. As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted up to the stated redemption value of $6.6 million through the April 1, 2021 redemption date.
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
NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015 and March 31, 2014 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive income present the components of other comprehensive (loss) income, net of tax, only for the three months ended March 31, 2015 and March 31, 2014 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended March 31, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(108)	180	72
Amounts reclassified from accumulated other comprehensive income	13	—	13
Net current-period other comprehensive (loss) income	(95)	180	85

Balance at March 31, 2015	$14,527	$(5,772)	$8,755

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(in thousands)		Three months ended March 31, 2014
	Unrealized Gains on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2014	$15,583	$(5,982)	$9,601

Other comprehensive income before reclassifications	1,276	44	1,320
Amounts reclassified from accumulated other comprehensive income	52	—	52
Net current-period other comprehensive income	1,328	44	1,372

Balance at March 31, 2014	$16,911	$(5,938)	$10,973
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	2015	2014
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains	$(3)	$(52)
Other-than-temporary impairment loss	(10)	—
Income (loss) from continuing operations before income tax expense	(13)	(52)
Income tax expense	—	—
Net income (loss)	(13)	(52)
NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC has entered into a comprehensive run-off plan which has been approved by its respective state of domicile. Kingsway continues to manage Amigo and MCC in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity (collectively, "Insurance Services").

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
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, ARS. As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Insurance Services segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Insurance Services segment.
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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2015 and 2014 were:

(in thousands)	Three months ended March 31,
	2015	2014
Revenues:
Insurance Underwriting:
Net premiums earned	$29,030	$27,806
Other income	2,237	2,134
Total Insurance Underwriting	31,267	29,940
Insurance Services:
Service fee and commission income	5,398	6,065
Other income	97	86
Total Insurance Services	5,495	6,151
Total segment revenues	36,762	36,091
Net premiums earned not allocated to segments	—	4,114
Net investment income	1,313	413
Net realized gains	—	39
Other-than-temporary impairment loss	(10)	—
Other income (loss) not allocated to segments	5,631	(162)
Total revenues	$43,696	$40,495

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating income (loss) reconciled to the consolidated income (loss) from continuing operations for the three months ended March 31, 2015 and 2014 were:

(in thousands)	Three months ended March 31,
	2015	2014
Segment operating income (loss)
Insurance Underwriting	$322	$257
Insurance Services	(186)	(138)
Total segment operating income	136	119
Net investment income	1,313	413
Net realized gains	—	39
Other-than-temporary impairment loss	(10)	—
Other income and expenses not allocated to segments, net	2,318	(470)
Interest expense	(1,391)	(1,433)
Amortization of intangible assets	(317)	(414)
Contingent consideration expense	(144)	(267)
Gain on change in fair value of debt	261	563
Loss on disposal of subsidiary	—	(1,242)
Equity in net loss of investee	(136)	—
Income (loss) from continuing operations before income tax expense	$2,030	$(2,692)
Income tax expense	22	60
Income (loss) from continuing operations	$2,008	$(2,752)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

Net premiums earned by line of business for the three months ended March 31, 2015 and 2014 were:

(in thousands)	Three months ended March 31,
	2015	2014
Insurance Underwriting:
Private passenger auto liability	$19,339	$18,556
Auto physical damage	9,691	9,250
Total non-standard automobile	29,030	27,806
Commercial auto liability	—	—
Total Insurance Underwriting	29,030	27,806
Net premiums earned not allocated to segments:
Allied lines	—	1,944
Homeowners	—	2,159
Other	—	11
Total net premiums earned not allocated to segments	—	4,114
Total net premiums earned	$29,030	$31,920
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
As part of the restructuring, the Company reduced staffing levels to be consistent with placing Amigo into run-off. The Company estimated that Insurance Underwriting would incur approximately $2.0 million in cash severance expenses due to reductions-in-force as part of the restructuring during the period beginning with the announcement through the end of 2013. As of December 31, 2014, the Company paid $2.0 million related to severance incurred as part of the restructuring. At December 31, 2014, the remaining severance liability related to the restructuring is zero.
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense for the three months ended March 31, 2015 and March 31, 2014 is as follows:

(in thousands)		For the three months ended March 31, 2015
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Lease abandonment	$352	$15	$(44)	$323
Total Insurance Underwriting	352	15	(44)	323
Insurance Services:
Lease abandonment	41	—	(10)	31
Total Insurance Services	41	—	(10)	31
Total	$393	$15	$(54)	$354

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(in thousands)		For the three months ended March 31, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	$236	$—	$(127)	$109
Lease abandonment	654	16	(92)	578
Total Insurance Underwriting	890	16	(219)	687
Insurance Services:
Lease abandonment	94	4	(15)	83
Total Insurance Services	94	4	(15)	83
Severance expense not allocated to segments	146	—	(146)	—
Total	$1,130	$20	$(380)	$770

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of March 31, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). ). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of March 31, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At March 31, 2015, the Company has a note receivable of $1.5 million outstanding from FMG which is included in other receivables in the consolidated balance sheets.

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

NOTE 21 FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's performance shares, LROC preferred units, subordinated debt and contingent consideration liabilities are measured and reported at fair value.
Fixed maturities and equity investments - Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence. Fair values of equity investments, including warrants, reflect quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 20, "Related Party Transactions," for further details regarding the performance shares.
Debt - The fair value of the LROC preferred units is based on quoted market prices, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the unaudited consolidated statements of operations as contingent consideration expense. The maximum the Company can pay in future contingent payments is $13.5 million, on an undiscounted basis.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 was as follows:

(in thousands)			March 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$21,570	$—	$21,570	$—
Canadian government	4,153	—	4,153	—
States, municipalities and political subdivisions	3,414	—	3,414	—
Mortgage-backed	5,012	—	5,012	—
Asset-backed securities and collateralized mortgage obligations	6,961	—	6,961	—
Corporate	17,702	—	17,702	—
Total fixed maturities	58,812	—	58,812	—
Equity investments:
Preferred stock	3,000	—	3,000	—
Common stock	20,559	20,559	—	—
Warrants	1,076	176	900	—
Total equity investments	24,635	20,735	3,900	—
Other investments	3,551	—	3,551	—
Short-term investments	400	—	400	—
Total assets	$87,398	$20,735	$66,663	$—

Liabilities:
LROC preferred units	12,473	12,473	—	—
Subordinated debt	41,543	—	41,543	—
Contingent consideration	3,265	—	—	3,265
Total liabilities	$57,281	$12,473	$41,543	$3,265

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

(in thousands)			December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,759	$—	$20,759	$—
Canadian government	4,242	—	4,242	—
States municipalities and political subdivisions	3,419	—	3,419	—
Mortgage-backed	5,352	—	5,352	—
Asset-backed securities and collateralized mortgage obligations	7,214	—	7,214	—
Corporate	15,209	—	15,209	—
Total fixed maturities	56,195	—	56,195	—
Equity investments:
Common stock	19,526	19,526	—	—
Warrants	92	92
Total equity investments	19,618	19,618	—	—
Other investments	3,576	—	3,576	—
Short-term investments	400	—	400	—
Total assets	$79,789	$19,618	$60,171	$—

Liabilities:
LROC preferred units	13,618	13,618	—	—
Subordinated debt	40,659	—	40,659	—
Contingent consideration	3,121	—	—	3,121
Total liabilities	$57,398	$13,618	$40,659	$3,121

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2015 and March 31, 2014:

(in thousands)	Three months ended March 31,
	2015	2014
Contingent consideration:
Beginning balance	$3,121	$5,344
Change in fair value of contingent consideration included in net income (loss)	144	267
Ending balance	$3,265	$5,611

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2015

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $8.5 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At March 31, 2015, the unfunded commitment was $2.4 million.
NOTE 23 SUBSEQUENT EVENT
On April 1, 2015, the Company closed on the sale of its subsidiary, ARS. As a result, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation at March 31, 2015. The Company will record the gain on disposal of ARS during the second quarter of 2015. Refer to Note 5, "Disposition and Discontinued Operations," for further disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers and actively conducts business in 15 states. For the three months ended March 31, 2015, production in the following states represented 81.9% of the Company's gross premiums written: Florida (19.9%), Texas (18.5%), Illinois (12.8%), California (11.9%), Nevada (9.7%) and Colorado (9.1%). For the three months ended March 31, 2015, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC has entered into a comprehensive run-off plan which has been approved by its respective state of domicile. Kingsway continues to manage Amigo and MCC in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent

KINGSWAY FINANCIAL SERVICES INC.

a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). Throughout Management's Discussion and Analysis, the term "Insurance Services" is used to refer to this segment.
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
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Insurance Services segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Insurance Services segment.

Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are segment operating income (loss), gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is income (loss) from continuing operations before income tax expense which, in addition to operating income (loss), includes net investment income, net realized gains, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, restructuring expense, interest expense, amortization of intangible assets, contingent consideration expense, gain on change in fair value of debt, loss on disposal of subsidiary and equity in net loss of investee. A reconciliation of segment operating income (loss) to income (loss) from continuing operations before income tax expense for the three months ended March 31, 2015 and 2014 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
Gross Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the unaudited consolidated statements of operations, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in Insurance Underwriting.

KINGSWAY FINANCIAL SERVICES INC.

Net Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the unaudited consolidated statements of operations, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in Insurance Underwriting.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Annual Report. There has been no material change subsequent to December 31, 2014 to the information previously disclosed in the 2014 Annual Report with respect to these critical accounting estimates and assumptions, except as disclosed below.
Derivative Financial Instruments
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements, for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of warrants that are actively traded, in other comprehensive (loss) income. Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net income (loss) for the three months ended March 31, 2015 and 2014 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the three months ended March 31 (in millions of dollars)

	For the three months ended March 31,
	2015	2014	Change
Segment operating income (loss)
Insurance Underwriting	0.3	0.3	—
Insurance Services	(0.2)	(0.2)	—
Total segment operating income	0.1	0.1	—
Net investment income	1.3	0.4	0.9
Other income and expenses not allocated to segments, net	2.2	(0.4)	2.6
Interest expense	(1.4)	(1.4)	—
Amortization of intangible assets	(0.3)	(0.4)	0.1
Contingent consideration expense	(0.1)	(0.3)	0.2
Gain on change in fair value of debt	0.3	0.6	(0.3)
Loss on disposal of subsidiary	—	(1.2)	1.2
Equity in net loss of investee	(0.1)	—	(0.1)
Income (loss) from continuing operations before income tax expense	2.0	(2.6)	4.6
Income tax expense	—	0.1	(0.1)
Income (loss) from continuing operations	2.0	(2.7)	4.7
Income from discontinued operations, net of taxes	1.4	1.7	(0.3)
Net income (loss)	3.4	(1.0)	4.4
Income (Loss) from Continuing Operations and Net Income (Loss)
In the first quarter of 2015, we reported income from continuing operations of $2.0 million compared to a loss of $2.7 million in the first quarter of 2014. The income from continuing operations for the three months ended March 31, 2015 is primarily attributable to net investment income and other income and expenses not allocated to segments, net, offset by interest expense. The loss from continuing operations for the three months ended March 31, 2014 is primarily due to interest expense and loss on disposal of subsidiary.
For the three months ended March 31, 2015, we reported net income of $3.4 million compared to a net loss of $1.0 million for the three months ended March 31, 2014.
Insurance Underwriting
In the first quarter of 2015, Insurance Underwriting gross premiums written were $35.2 million compared to $32.7 million in the first quarter of 2014, representing a 7.6% increase. Net premiums written decreased 4.9% to $35.0 million in the first quarter of 2015 compared with $36.8 million in the first quarter of 2014. Net premiums earned increased 4.3% to $29.0 million in the first quarter of 2015 compared with $27.8 million in the first quarter of 2014. The increase in gross premiums written and earned results primarily from increased premium volumes at Mendota and Mendakota.
The Insurance Underwriting operating income was $0.3 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014.
The Insurance Underwriting loss and loss adjustment expense ratio for the first quarter of 2015 was 70.3% compared to 68.0% for the first quarter of 2014. The increase in the loss and loss adjustment expense ratio is primarily due to a greater release of the redundancy in Amigo's provision for loss and loss adjustment expenses during the first quarter of 2014 than during the first quarter of 2015 as the Amigo runoff has successfully progressed.

KINGSWAY FINANCIAL SERVICES INC.

The Insurance Underwriting expense ratio was 29.3% for the first quarter of 2015 compared to 31.4% for the first quarter of 2014. The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.1 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.
The Insurance Underwriting combined ratio was 99.6% in the first quarter of 2015 compared with 99.4% in the first quarter of 2014, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 11.5% to $5.4 million for the three months ended March 31, 2015 compared with $6.1 million for the three months ended March 31, 2014. The decrease is due to decreased service fee and commission income at IWS and Trinity. The Insurance Services operating loss was $0.2 million for the three months ended March 31, 2015 compared with $0.2 million for the three months ended March 31, 2014.
Net Investment Income
Net investment income was $1.3 million in the first quarter of 2015 compared to $0.4 million in the first quarter of 2014. The increase for the three months ended March 31, 2015 is a result of an increase in income from limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net income of $2.2 million in the first quarter of 2015 compared to a net expense of $0.4 million in the first quarter of 2014. The increase is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements. Additionally, the Company reported $0.8 million more of general expenses during the first quarter of 2015 versus the first quarter of 2014 and no income related to PIH during the first quarter of 2015 versus $2.3 million of income reported in the first quarter of 2014 related to PIH. As further discussed in Note 5, "Disposition and Discontinued Operations," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Interest Expense
Interest expense for the first quarter of 2015 was $1.4 million compared to $1.4 million in the first quarter of 2014.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million for the first quarter of 2015 compared to $0.4 million in the first quarter of 2014. The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three months ended March 31, 2015 compared to the same period in 2014. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.1 million for the first quarter of 2015 compared to $0.3 million in the first quarter of 2014. During the fourth quarter of 2014, the Company reevaluated its contingent consideration liabilities and recorded an adjustment to reduce the balance of its contingent consideration liabilities at December 31, 2014. As a result of the reevaluation, the Company concluded that the accretion pattern for its contingent consideration liabilities should be reduced, leading the Company to record less contingent consideration expense in the first quarter of 2015 compared to the first quarter of 2014.
Gain on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $0.3 million in the first quarter of 2015 compared to $0.6 million in the first quarter of 2014. The gain for the first quarter of 2015 is due to a decrease in the fair value of the Company's LROC preferred units partially offset by an increase in the fair value of the subordinated debt, whereas the gain for the first quarter of 2014 is due to a decrease in the fair value of the Company's LROC preferred units.

KINGSWAY FINANCIAL SERVICES INC.

Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million in the first quarter of 2014. See Note 5, "Disposition and Discontinued Operations," to the unaudited consolidated interim financial statements, for further details.
Equity in Net Loss of Investee
Equity in net loss of investee for the three ended March 31, 2015 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the first quarter of 2015 was $0.0 million compared to $0.1 million in the first quarter of 2014. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2015 and March 31, 2014, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At March 31, 2015, we held cash and cash equivalents and investments with a carrying value of $162.1 million. As of March 31, 2015, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in millions of dollars, except for percentages)

Type of investment	March 31, 2015	% of Total	December 31, 2014	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	21.6	13.3%	20.8	13.1%
Canadian government	4.2	2.6%	4.2	2.7%
States, municipalities and political subdivisions	3.4	2.1%	3.4	2.1%
Mortgage-backed	5.0	3.1%	5.4	3.4%
Asset-backed securities and collateralized mortgage obligations	6.9	4.3%	7.2	4.5%
Corporate	17.7	10.9%	15.2	9.6%
Total fixed maturities	58.8	36.3%	56.2	35.4%
Equity investments:
Preferred stock	3.0	1.9%	—	—%
Common stock	20.5	12.6%	19.5	12.3%
Warrants	1.1	0.7%	0.1	0.1%
Total equity investments	24.6	15.2%	19.6	12.4%
Limited liability investments	11.1	6.8%	7.3	4.6%
Other investments	3.6	2.3%	3.6	2.3%
Short-term investments	0.4	0.2%	0.4	0.3%
Total investments	98.5	60.8%	87.1	55.0%
Cash and cash equivalents	63.6	39.2%	71.2	45.0%
Total	162.1	100.0%	158.3	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2015 and December 31, 2014.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in millions of dollars)

	March 31, 2015	% of Total	December 31, 2014	% of Total
Due in less than one year	19.4	33.0%	19.3	34.3%
Due in one through five years	32.8	55.8%	30.2	53.7%
Due after five through ten years	1.7	2.9%	1.5	2.7%
Due after ten years	4.9	8.3%	5.2	9.3%
Total	58.8	100.0%	56.2	100.0%

At March 31, 2015, 88.8% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2015 and December 31, 2014, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 95.5% of those investments rated 'A' or better at March 31, 2015.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	March 31, 2015	December 31, 2014
AAA/Aaa	65.8%	65.3%
AA/Aa	9.0	8.4
A/A	20.7	21.9
Percentage rated A/A2 or better	95.5%	95.6%
BBB/Baa	4.5	4.4
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down for other-than-temporary impairment related to fixed maturities of $0.0 million for the three months ended March 31, 2015. There were no write-downs for other-than-temporary impairments related to equity investments or other investments for the three months ended March 31, 2015. There were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2014.
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
At March 31, 2015, the gross unrealized losses for fixed maturities and equity investments amounted to $1.0 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.
At each of March 31, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary. Fixed maturities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. We concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As we have the capacity to hold these investments to maturity, no impairment provision was considered necessary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at March 31, 2015 and December 31, 2014.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 5 Limited liability investments
(in millions of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	March 31, 2015	March 31, 2015	December 31, 2014
Real estate held through LP	0.4	5.5	4.5
Investments held through LLC	1.7	5.4	2.7
Other	0.3	0.2	0.1
Total	2.4	11.1	7.3
Investment in Investee
At March 31, 2015, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
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
1347 Capital Corp. has eighteen months from the date of the initial public offering, or twenty-four months if 1347 Capital Corp. has entered into a letter of intent or definitive agreement within eighteen months and such business combination has not yet been consummated, to complete a successful business combination. Had a successful business combination been consummated during the first quarter of 2015, and assuming the March 31, 2015 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $5.4 million at March 31, 2015. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $2.0 million.
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in millions of dollars)

Line of Business	March 31, 2015	December 31, 2014
Non-standard automobile	54.9	58.5
Commercial automobile	3.5	4.2
Other	1.1	1.2
Total	59.5	63.9

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in millions of dollars)

Line of Business	March 31, 2015	December 31, 2014
Non-standard automobile	52.4	55.5
Commercial automobile	3.4	4.1
Other	1.0	1.1
Total	56.8	60.7
Non-Standard Automobile
At March 31, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $54.9 million and $58.5 million, respectively. The decrease is primarily due to a decline at Mendota.
Commercial Automobile
At March 31, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $3.5 million and $4.2 million, respectively. The decrease is due to the continuing voluntary run-offs of Amigo and MCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Decrease in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in millions of dollars)

	Three months ended March 31,
	2015	2014
Favorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(0.1)	(0.6)
For the three months ended March 31, 2015, the Company reported $0.1 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years compared with $0.6 million for the three months ended March 31, 2014. The favorable development reported for the three months ended March 31, 2015 and March 31, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo.
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
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
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
Cash Flows
During the three months ended March 31, 2015, the net cash provided by operating activities as reported on the unaudited consolidated statements of cash flows was $0.2 million. This source of cash can be explained primarily by the net income of $3.4 million and the increase in unearned premiums reserve of $6.1 million, partially offset by the decrease in premiums and service fee receivable of $4.9 million, as a result of reclassifying ARS as a discontinued operation, and the decrease in the provision for unpaid loss and loss adjustment expenses of $4.4 million.
During the three months ended March 31, 2015, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $7.9 million. This use of cash was driven primarily by the purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During the three months ended March 31, 2015, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was zero.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the three months ended March 31, 2015 was $7.7 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
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
Regulatory Capital
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of March 31, 2015, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without

KINGSWAY FINANCIAL SERVICES INC.

limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2014 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1
Agreement to Buyout and Release dated February 24, 2015 between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (included as exhibit 10.1 to the Form 8-K, filed February 27, 2015, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 7, 2015	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 7, 2015	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

