Form 10-Q
period 2015-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2015-08-06
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 6, 2015 was 19,709,706.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $58,403 and $56,000, respectively)	$58,733	$56,195
Equity investments, at fair value (cost of $21,346 and $16,579, respectively)	24,446	19,618
Limited liability investments	12,688	7,294
Other investments, at cost which approximates fair value	3,527	3,576
Short-term investments, at cost which approximates fair value	400	400
Total investments	99,794	87,083
Cash and cash equivalents	86,175	71,234
Investment in investee	1,904	2,115
Accrued investment income	703	141
Premiums receivable, net of allowance for doubtful accounts of $258 and $1,889, respectively	29,792	28,885
Service fee receivable, net of allowance for doubtful accounts of $247 and $247, respectively	1,115	964
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	6,852	5,145
Reinsurance recoverable	1,505	3,652
Prepaid reinsurance premiums	91	8
Deferred acquisition costs, net	12,617	12,197
Income taxes recoverable	57	74
Property and equipment, net of accumulated depreciation of $12,261 and $15,751, respectively	5,795	5,975
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $5,395 and $4,765, respectively	15,350	15,980
Other assets	3,282	3,638
Assets held for sale	—	54,553
Total Assets	$275,110	$301,722
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$58,219	$63,895
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	61,194	66,870
Unearned premiums	37,848	36,432
Reinsurance payable	557	525
LROC preferred units, at fair value	—	13,618
Subordinated debt, at fair value	42,324	40,659
Deferred income tax liability	2,880	2,837
Deferred service fees	34,696	35,096
Accrued expenses and other liabilities	40,728	35,836
Liabilities held for sale	—	21,653
Total Liabilities	220,227	253,526

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,377	6,330

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 19,709,706 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	341,249	340,844
Accumulated deficit	(305,764)	(312,050)
Accumulated other comprehensive income	11,271	8,670
Shareholders' equity attributable to common shareholders	46,756	37,464
Noncontrolling interests in consolidated subsidiaries	1,750	4,402
Total Shareholders' Equity	48,506	41,866
Total Liabilities and Shareholders' Equity	$275,110	$301,722
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Net premiums earned	$30,200	$28,755	$59,230	$60,675
Service fee and commission income	5,848	6,026	11,246	12,091
Net investment income	528	341	1,841	754
Net realized gains	53	5,091	53	5,130
Other-than-temporary impairment loss	—	—	(10)	—
Other income	2,514	2,286	10,871	4,560
Total revenues	39,143	42,499	83,231	83,210
Operating expenses:
Loss and loss adjustment expenses	24,187	21,794	46,140	42,855
Commissions and premium taxes	5,799	5,532	11,546	12,085
Cost of services sold	1,058	937	1,721	1,793
General and administrative expenses	10,175	11,066	21,751	22,990
Amortization of intangible assets	313	409	630	823
Contingent consideration expense	110	267	254	534
Impairment of asset held for sale	—	1,180	—	1,180
Total operating expenses	41,642	41,185	82,042	82,260
Operating (loss) income	(2,499)	1,314	1,189	950
Other expenses, net:
Interest expense	1,414	1,364	2,805	2,797
Foreign exchange losses (gains), net	760	(175)	1,152	41
Loss on change in fair value of debt	1,228	7,799	967	7,236
Loss on disposal of subsidiary	—	—	—	1,242
Loss on deconsolidation of subsidiary	4,420	—	4,420	—
Equity in net loss of investee	71	—	207	—
Total other expenses, net	7,893	8,988	9,551	11,316
Loss from continuing operations before income tax expense (benefit)	(10,392)	(7,674)	(8,362)	(10,366)
Income tax expense (benefit)	34	(1,059)	56	(999)
Loss from continuing operations	(10,426)	(6,615)	(8,418)	(9,367)
Income from discontinued operations, net of taxes	—	1,141	1,426	2,887
Gain on disposal of discontinued operations, net of taxes	11,259	—	11,259	—
Net income (loss)	833	(5,474)	4,267	(6,480)
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(1,064)	(558)	160	95
Less: dividends on preferred stock	82	82	163	135
Net income (loss) attributable to common shareholders	$1,815	$(4,998)	$3,944	$(6,710)
Loss per share - continuing operations:
Basic:	$(0.48)	$(0.37)	$(0.44)	$(0.58)
Diluted:	$(0.48)	$(0.37)	$(0.44)	$(0.58)
Earnings per share - discontinued operations:
Basic:	$0.57	$0.07	$0.64	$0.18
Diluted:	$0.57	$0.07	$0.64	$0.18
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.09	$(0.30)	$0.20	$(0.41)
Diluted:	$0.09	$(0.30)	$0.20	$(0.41)
Weighted average shares outstanding (in ‘000s):
Basic:	19,710	16,430	19,710	16,430
Diluted:	19,710	16,430	19,710	16,430

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$833	$(5,474)	$4,267	$(6,480)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized losses arising during the period	(1,068)	(1,906)	(1,268)	(680)
Reclassification adjustment for amounts included in net income (loss)	1,451	1,287	1,464	1,339
Foreign currency translation adjustments	719	3	693	(15)
Recognition of currency translation loss on deconsolidation of subsidiary	1,243	—	1,243	—
Other comprehensive income (loss)	2,345	(616)	2,132	644
Comprehensive income (loss)	3,178	(6,090)	$6,399	$(5,836)
Less: comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	(1,237)	(568)	(310)	(27)
Comprehensive income (loss) attributable to common shareholders	$4,415	$(5,522)	$6,709	$(5,809)
(1) Net of income tax expense of $0 and $0 for the three and six months ended June 30, 2015 and June 30, 2014, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$4,267	$(6,480)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations	(11,259)	—
Equity in net loss of investee	207	—
Equity in net income of limited liability investments	(995)	(25)
Depreciation and amortization expense	954	1,287
Contingent consideration expense	254	534
Stock based compensation expense, net of forfeitures	405	828
Net realized gains	(53)	(5,130)
Loss on change in fair value of debt	967	7,236
Deferred income taxes	43	219
Other-than-temporary impairment loss	10	—
Amortization of fixed maturities premiums and discounts	164	377
Loss on disposal of subsidiary	—	1,242
Impairment of asset held for sale	—	1,180
Changes in operating assets and liabilities:
Premiums and service fee receivable	(1,058)	1,856
Other receivables	(1,707)	(5,450)
Reinsurance recoverable	2,147	4,483
Prepaid reinsurance premiums	(83)	6,714
Deferred acquisition costs, net	(420)	(233)
Income taxes recoverable	17	—
Unpaid loss and loss adjustment expenses	(5,676)	(11,952)
Unearned premiums	1,416	(10,401)
Reinsurance payable	32	(937)
Deferred service fees	(400)	977
Other, net	3,185	(850)
Net cash used in operating activities	(7,583)	(14,525)
Investing activities:
Proceeds from sales and maturities of fixed maturities	18,861	11,210
Proceeds from sales of equity investments	307	5,703
Purchases of fixed maturities	(19,727)	(12,368)
Purchases of equity investments	(4,281)	(9,430)
Net acquisition of limited liability investments	(4,495)	(2,494)
Proceeds from other investments	—	1,000
Net proceeds from (purchases of) short-term investments	4	(103)
Net proceeds from sale of discontinued operations	44,919	—
Net purchases of property and equipment	(144)	(1,485)
Net cash provided by (used in) investing activities	35,444	(7,967)
Financing activities:
Proceeds from issuance of preferred stock, net	—	6,343
Redemption of LROC preferred units	(12,920)	—
Redemption of senior unsecured debentures	—	(14,356)
Net cash used in financing activities	(12,920)	(8,013)
Net increase (decrease) in cash and cash equivalents	14,941	(30,505)
Cash and cash equivalents at beginning of period	71,234	97,505
Cash and cash equivalents at end of period	$86,175	$67,000
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

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

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of warrants that are actively traded, in other comprehensive income (loss). Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

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
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. Insurance contracts are not within the scope of ASU 2014-09, therefore this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance ("ASU 2015-09"). ASU 2015-09 was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. Except for the increased disclosure requirements, the Company does not believe the adoption will have a material effect on its consolidated financial statements.

NOTE 5 DISPOSITION, DECONSOLIDATION AND DISCONTINUED OPERATIONS
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
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. During the fourth quarter of 2014, the Company purchased additional shares of PIH which increased the Company's approximate voting percentage in PIH to 16.9% at December 31, 2014. The Company's investment in PIH common stock is included in equity investments and reported at its estimated fair value of $8.8 million in the consolidated balance sheet at June 30, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(b)     Deconsolidation
On July 14, 2005, Kingsway Linked Return of Capital Trust ("KLROC Trust") completed its public offering of C$78.0 million million through the issuance of 3,120,000 LROC 5% preferred units due June 30, 2015 (“LROC preferred units”), of which the Company was a promoter. KLROC Trust’s net proceeds of the public offering was C$74.1 million.
Beginning in 2009, the Company began purchasing LROC preferred units. During 2009, the Company acquired 833,715 LROC preferred units. During the second quarter of 2010, the Company commenced the take-over bid (the “KLROC Offer”) to acquire up to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owned and controlled 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units and began consolidating the financial statements of KLROC Trust effective July 23, 2010. In the consolidated financial statements, the par value of the units owned was netted against the liability related to the LROC preferred units due June 30, 2015. At December 31, 2014, the Company's outstanding net obligation was C$15.8 million.
During the second quarter of 2015, the Company's controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015.
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential future earnout payments to the Company equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. As a result of the sale, ARS,  previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and six months ended June 30, 2015 and 2014 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Service fee and commission income	$—	$7,900	$8,342	$16,559
Other income (expense)	—	7	(20)	21
Total revenues	—	7,907	8,322	16,580
Expenses:
General and administrative expenses	—	6,505	6,462	13,126
Income from discontinued operations before income tax expense	—	1,402	1,860	3,454
Income tax expense	—	261	434	567
Income from discontinued operations, net of taxes	—	1,141	1,426	2,887
Gain on disposal of discontinued operations before income tax benefit	11,010	—	11,010	—
Income tax benefit	(249)	—	(249)	—
Gain on disposal of discontinued operations, net of taxes	11,259	—	11,259	—
Total gain from discontinued operations, net of taxes	$11,259	$1,141	$12,685	$2,887

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

At December 31, 2014, the assets and liabilities of ARS are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of ARS at December 31, 2014 were as follows:

(in thousands)	December 31, 2014

Assets
Cash and cash equivalents	$2,792
Service fee receivable	19,006
Other receivables	257
Income taxes recoverable	150
Property and equipment, net of accumulated depreciation	193
Goodwill	510
Intangible assets, net of accumulated amortization	31,318
Other assets	327
Assets held for sale	$54,553
Liabilities
Deferred income tax liability	$2,550
Deferred service fees	14,358
Accrued expenses and other liabilities	4,745
Liabilities held for sale	$21,653
For the six months ended June 30, 2015 and June 30, 2014, ARS' net cash used in operating activities was $0.0 million and $0.6 million, respectively. ARS had no cash flows from investing activities for the six months ended June 30, 2015 and June 30, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at June 30, 2015 and December 31, 2014 are summarized in the tables shown below:

(in thousands)	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$21,081	$214	$29	$21,266
States, municipalities and political subdivisions	3,357	43	—	3,400
Mortgage-backed	7,966	48	32	7,982
Asset-backed securities and collateralized mortgage obligations	6,431	7	2	6,436
Corporate	19,568	101	20	19,649
Total fixed maturities	58,403	413	83	58,733
Equity investments:
Common stock	20,141	3,865	930	23,076
Warrants	1,205	217	52	1,370
Total equity investments	21,346	4,082	982	24,446
Total fixed maturities and equity investments	$79,749	$4,495	$1,065	$83,179

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$333	$10	$20,759
Canadian government	4,519	—	277	4,242
States, municipalities and political subdivisions	3,358	61	—	3,419
Mortgage-backed	5,330	37	15	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	3	10	7,214
Corporate	15,136	103	30	15,209
Total fixed maturities	56,000	537	342	56,195
Equity investments:
Common stock	16,450	3,360	284	19,526
Warrants	129	—	37	92
Total equity investments	16,579	3,360	321	19,618
Total fixed maturities and equity investments	$72,579	$3,897	$663	$75,813

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

The table below summarizes the Company's fixed maturities at June 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,663	$9,855
Due after one year through five years	39,158	39,277
Due after five years through ten years	2,399	2,414
Due after ten years	7,183	7,187
Total	$58,403	$58,733

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of June 30, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,276	$29	$—	$—	$7,276	$29
Mortgage-backed	4,398	32	—	—	4,398	32
Asset-backed securities and collateralized mortgage obligations	3,343	2	—	—	3,343	2
Corporate	6,557	20	—	—	6,557	20
Total fixed maturities	21,574	83	—	—	21,574	83
Equity investments:
Common stock	4,559	930	—	—	4,559	930
Warrants	73	52	—	—	73	52
Total equity investments	4,632	982	—	—	4,632	982
Total	$26,206	$1,065	$—	$—	$26,206	$1,065

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(in thousands)					December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,784	$10	$473	$—	$13,257	$10
Canadian government	—	—	4,242	277	4,242	277
States, municipalities and political subdivisions	250	—	—	—	250	—
Mortgage-backed	2,816	15	—	—	2,816	15
Asset-backed securities and collateralized mortgage obligations	5,097	10	—	—	5,097	10
Corporate	6,226	20	—	10	6,226	30
Total fixed maturities	27,173	55	4,715	287	31,888	342
Equity investments:
Common stock	4,164	284	—	—	4,164	284
Warrants	92	37	—	—	92	37
Total equity investments	4,256	321	—	—	4,256	321
Total	$31,429	$376	$4,715	$287	$36,144	$663
Fixed maturities and equity investments contain approximately 85 and 71 individual investments that were in unrealized loss positions as of June 30, 2015 and December 31, 2014, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down for other-than-temporary impairment related to fixed maturities of $0.0 million for the six months ended June 30, 2015. There were no write-downs for other-than-temporary impairments related to (1) fixed maturities for the three months ended June 30, 2015; (2) equity investments or other investments for the three and six months ended June 30, 2015; or (3) investments for the three and six months ended June 30, 2014.
There were $0.0 million of other-than-temporary losses recognized in other comprehensive income (loss) for the six months ended June 30, 2015. There were no other-than-temporary losses recognized in other comprehensive income (loss) for the three months ended June 30, 2015 and June 30, 2014, respectively, or for the six months ended June 30, 2014.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of June 30, 2015 and December 31, 2014, the carrying value of limited liability investments totaled $12.7 million and $7.3 million, respectively. At June 30, 2015, the Company has unfunded commitments totaling $2.4 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage loans and are reported at their unpaid principal balance. As of June 30, 2015 and December 31, 2014, the carrying value of other investments totaled $3.5 million and $3.6 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross realized gains	$53	$5,091	$53	$5,139
Gross realized losses	—	—	—	(9)
Net realized gains	$53	$5,091	$53	$5,130

Net investment income for the three and six months ended June 30, 2015 and June 30, 2014, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income
Interest from fixed maturities	$124	$271	$393	$543
Dividends	201	54	348	86
Income from limited liability investments	66	3	995	25
Gain on change in fair value of warrants	165	—	165	—
Other	32	86	66	228
Gross investment income	588	414	1,967	882
Investment expenses	(60)	(73)	(126)	(128)
Net investment income	$528	$341	$1,841	$754
At June 30, 2015, fixed maturities and short-term investments with an estimated fair value of $13.0 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At June 30, 2015, the amount of such pledged securities was $16.5 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at June 30, 2015 and December 31, 2014 were as follows:

(in thousands, except for percentages)
	June 30, 2015			December 31, 2014
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$12,290	$1,904	22.7%	$13,038	$2,115

Equity in net loss of investee was $0.1 million and zero for the three months ended June 30, 2015 and June 30, 2014, respectively ($0.2 million and zero for the six months ended June 30, 2015 and June 30, 2014, respectively).
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
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2015 and 2014, respectively, are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance, net	$13,203	$12,559	$12,197	$12,392
Additions	6,164	6,827	13,718	14,101
Amortization	(6,750)	(6,761)	(13,298)	(12,825)
Acquisition costs disposed of during the year related to PIH	—	—	—	(1,043)
Balance at June 30, net	$12,617	$12,625	$12,617	$12,625
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,291	$3,627
Vehicle service agreements in-force	3,680	3,169	511
Customer-related relationships	3,611	875	2,736
Non-compete agreement	70	60	10
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$5,395	$15,350

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(in thousands)		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,045	$3,873
Vehicle service agreements in-force	3,680	2,975	705
Customer-related relationships	3,611	695	2,916
Non-compete agreement	70	50	20
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$4,765	$15,980
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $0.3 million and $0.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively ($0.6 million and $0.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively). The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2015 and June 30, 2014 were as follows:

(in thousands)	June 30, 2015	June 30, 2014
Balance at beginning of period, gross	$63,895	$84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at beginning of period, net	60,692	76,592
Incurred related to:
Current year	43,610	40,286
Prior years	(484)	(866)
Paid related to:
Current year	(21,418)	(19,961)
Prior years	(26,009)	(27,361)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	(405)
Balance at end of period, net	56,391	68,285
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,828	4,373
Balance at end of period, gross	$58,219	$72,658
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2015 and June 30, 2014 were as follows:

(in thousands)	June 30, 2015	June 30, 2014
Balance at beginning of period	$2,975	$3,128
Incurred related to:
Current year	3,014	3,435
Prior years	—	—
Paid related to:
Current year	(2,904)	(3,450)
Prior years	(110)	(61)
Balance at end of period	$2,975	$3,052

NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	June 30, 2015		December 31, 2014
	Principal	Fair Value	Principal	Fair Value
LROC preferred units due 2015	$—	$—	$13,618	$13,618
Subordinated debt	90,500	42,324	90,500	40,659
Total	$90,500	$42,324	$104,118	$54,277

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/23/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/23/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  At June 30, 2015 and December 31, 2014, deferred interest payable of $19.8 million and $17.4 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
During the second quarter of 2015, the Company repaid its C$15.8 million outstanding on its LROC preferred units due June 30, 2015.

During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. No debt repurchases were made during the three and six months ended June 30, 2015 and June 30, 2014.

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At June 30, 2015 and December 31, 2014, finance lease obligation liability of $4.8 million and $4.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

NOTE 13 INCOME TAXES
Income tax expense (benefit) for the three and six months ended June 30, 2015 and June 30, 2014, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income tax benefit at United States statutory income tax rate	$(3,533)	$(2,609)	$(2,843)	$(3,524)
Valuation allowance	1,172	2,952	533	3,618
Deconsolidation of subsidiary	2,391	—	2,391	—
Change in unrecognized tax benefits	—	(1,082)	—	(1,024)
Non-taxable dividend income	9	(415)	(415)	(830)
Foreign operations subject to different tax rates	33	142	155	272
State income tax (net of federal tax benefit)	8	(1)	8	211
Disposition of subsidiary	—	—	—	422
Prior year tax	—	—	—	(341)
Other	(46)	(46)	227	197
Income tax expense (benefit)	$34	$(1,059)	$56	$(999)
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2015 and December 31, 2014. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2015 and December 31, 2014 net deferred tax asset. The Company carries a deferred income tax liability of $2.9 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively, all of which relates to indefinite life intangible assets.
As of June 30, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

NOTE 14 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and six months ended June 30, 2015 and June 30, 2014:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(10,426)	$(6,615)	$(8,418)	$(9,367)
Plus (less): net loss (income) attributable to noncontrolling interests	1,064	558	(160)	(95)
Less: dividends on preferred stock	(82)	(82)	(163)	(135)
Loss from continuing operations attributable to common shareholders	$(9,444)	$(6,139)	$(8,741)	$(9,597)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,710	16,430	19,710	16,430
Weighted average diluted shares
Weighted average common shares outstanding	19,710	16,430	19,710	16,430
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	19,710	16,430	19,710	16,430
Basic loss from continuing operations per common share	$(0.48)	$(0.37)	$(0.44)	$(0.58)
Diluted loss from continuing operations per common share	$(0.48)	$(0.37)	$(0.44)	$(0.58)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the three and six months ended June 30, 2015 and June 30, 2014, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2015:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	611,875	$4.50	3.2	$642
Granted	—	$—
Expired	—	$—
Outstanding at June 30, 2015	611,875	$4.50	2.7	$899
Exercisable at June 30, 2015	611,875	$4.50	2.7	$899
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2015 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the six months ended June 30, 2015.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at June 30, 2015 was $7.1 million. The grant-date fair value of the Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the six months ended June 30, 2015:

(in thousands, except for share data)
	Restricted stock awards	Weighted-average grant date fair value (per share)
Unvested at December 31, 2014	1,972,345	$4.14
Granted	—	—
Unvested at June 30, 2015	1,972,345	$4.14
Total stock-based compensation expense, net of forfeitures was $0.2 million and $0.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively ($0.4 million and $0.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively).

NOTE 16 SHAREHOLDERS' EQUITY
On February 3, 2014, the Company closed on its private placement totaling $6.6 million. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
Each unit consists of one class A convertible preferred share, series 1 (the "Preferred Shares"), and 6.25 common share class C purchase warrants. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. The maximum number of common shares issuable upon conversion of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

the Preferred Shares is 1,642,975 common shares. Each warrant will entitle the subscriber to purchase one common share of Kingsway at a price of $5.00 per common share at any time after September 16, 2016 and prior to expiry on September 15, 2023.
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At June 30, 2015 and December 31, 2014, accrued dividends of $0.5 million and $0.3 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
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
NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2015 and June 30, 2014 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive income (loss), net of tax, only for the three and six months ended June 30, 2015 and June 30, 2014 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended June 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at April 1, 2015	$14,527	$(5,772)	$8,755

Other comprehensive (loss) income before reclassifications	(1,068)	1,114	46
Amounts reclassified from accumulated other comprehensive income	1,227	1,243	2,470
Net current-period other comprehensive income	159	2,357	2,516

Balance at June 30, 2015	$14,686	$(3,415)	$11,271

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(in thousands)		Three months ended June 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at April 1, 2014	$16,911	$(5,938)	$10,973

Other comprehensive (loss) income before reclassifications	(1,897)	3	(1,894)
Amounts reclassified from accumulated other comprehensive income	1,287	—	1,287
Net current-period other comprehensive (loss) income	(610)	3	(607)

Balance at June 30, 2014	$16,301	$(5,935)	$10,366

(in thousands)		Six months ended June 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(1,176)	1,294	118
Amounts reclassified from accumulated other comprehensive income	1,240	1,243	2,483
Net current-period other comprehensive income	64	2,537	2,601

Balance at June 30, 2015	$14,686	$(3,415)	$11,271

(in thousands)		Six months ended June 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2014	$15,583	$(5,982)	$9,601

Other comprehensive (loss) income before reclassifications	(621)	47	(574)
Amounts reclassified from accumulated other comprehensive income	1,339	—	1,339
Net current-period other comprehensive income	718	47	765

Balance at June 30, 2014	$16,301	$(5,935)	$10,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains	$(1,227)	$(1,287)	$(1,230)	$(1,339)
Other-than-temporary impairment loss	—	—	(10)	—
Loss from continuing operations before income tax expense (benefit)	(1,227)	(1,287)	(1,240)	(1,339)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	(1,227)	(1,287)	(1,240)	(1,339)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Loss on deconsolidation of subsidiary	(1,243)	—	(1,243)	—
Loss from continuing operations before income tax expense (benefit)	(1,243)	—	(1,243)	—
Income tax expense (benefit)	—	—	—	—
Net income (loss)	(1,243)	—	(1,243)	—
Total reclassification from accumulated other comprehensive income to net income (loss)	$(2,470)	$(1,287)	$(2,483)	$(1,339)
NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 14 states; however, new business is accepted in only nine states.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity") (collectively, "Insurance Services").

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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2015 and 2014 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Insurance Underwriting:
Net premiums earned	$30,200	$28,755	$59,230	$56,561
Other income	2,364	2,113	4,601	4,247
Total Insurance Underwriting	32,564	30,868	63,831	60,808
Insurance Services:
Service fee and commission income	5,848	6,026	11,246	12,091
Other income	107	84	204	170
Total Insurance Services	5,955	6,110	11,450	12,261
Total segment revenues	38,519	36,978	75,281	73,069
Net premiums earned not allocated to segments	—	—	—	4,114
Net investment income	528	341	1,841	754
Net realized gains	53	5,091	53	5,130
Other-than-temporary impairment loss	—	—	(10)	—
Other income not allocated to segments	43	89	6,066	143
Total revenues	$39,143	$42,499	$83,231	$83,210

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to the consolidated loss from continuing operations for the three and six months ended June 30, 2015 and 2014 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment operating (loss) income
Insurance Underwriting	$(480)	$299	$(158)	$556
Insurance Services	(102)	(221)	(288)	(359)
Total segment operating (loss) income	(582)	78	(446)	197
Net investment income	528	341	1,841	754
Net realized gains	53	5,091	53	5,130
Other-than-temporary impairment loss	—	—	(10)	—
Other income and expenses not allocated to segments, net	(2,075)	(2,340)	635	(2,594)
Amortization of intangible assets	(313)	(409)	(630)	(823)
Contingent consideration expense	(110)	(267)	(254)	(534)
Impairment of asset held for sale	—	(1,180)	—	(1,180)
Interest expense	(1,414)	(1,364)	(2,805)	(2,797)
Foreign exchange (losses) gains	(760)	175	(1,152)	(41)
Loss on change in fair value of debt	(1,228)	(7,799)	(967)	(7,236)
Loss on disposal of subsidiary	—	—	—	(1,242)
Loss on deconsolidation of subsidiary	(4,420)	—	(4,420)	—
Equity in net loss of investee	(71)	—	(207)	—
Loss from continuing operations before income tax expense (benefit)	$(10,392)	$(7,674)	$(8,362)	$(10,366)
Income tax expense (benefit)	34	(1,059)	56	(999)
Loss from continuing operations	$(10,426)	$(6,615)	$(8,418)	$(9,367)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

Net premiums earned by line of business for the three and six months ended June 30, 2015 and 2014 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Insurance Underwriting:
Private passenger auto liability	$20,292	$19,220	$39,631	$37,776
Auto physical damage	9,908	9,535	19,599	18,785
Total non-standard automobile	30,200	28,755	59,230	56,561
Commercial auto liability	—	—	—	—
Total Insurance Underwriting	30,200	28,755	59,230	56,561
Net premiums earned not allocated to segments:
Allied lines	—	—	—	1,944
Homeowners	—	—	—	2,159
Other	—	—	—	11
Total net premiums earned not allocated to segments	—	—	—	4,114
Total net premiums earned	$30,200	$28,755	$59,230	$60,675
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
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense, which is included in general and administrative expenses in the consolidated statements of operations, for the three and six months ended June 30, 2015 and June 30, 2014 is as follows:

(in thousands)		For the three months ended June 30, 2015
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Lease abandonment	$323	$15	$(44)	$294
Total Insurance Underwriting	323	15	(44)	294
Insurance Services:
Lease abandonment	31	—	(10)	21
Total Insurance Services	31	—	(10)	21
Total	$354	$15	$(54)	$315

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(in thousands)		For the three months ended June 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	$109	$(74)	$—	$35
Lease abandonment	578	16	(91)	503
Total Insurance Underwriting	687	(58)	(91)	538
Insurance Services:
Lease abandonment	83	4	(15)	72
Total Insurance Services	83	4	(15)	72
Total	$770	$(54)	$(106)	$610

		For the six months ended June 30, 2015
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Lease abandonment	$352	$30	$(88)	$294
Total Insurance Underwriting	352	30	(88)	294
Insurance Services:
Lease abandonment	41	—	(20)	21
Total Insurance Services	41	—	(20)	21
Total	$393	$30	$(108)	$315

		For the six months ended June 30, 2014
	Restructuring liability, beginning of period	Restructuring expense	Cash payments	Restructuring liability, end of period
Insurance Underwriting:
Severance	$236	$(74)	$(127)	$35
Lease abandonment	654	32	(183)	503
Total Insurance Underwriting	890	(42)	(310)	538
Insurance Services:
Lease abandonment	94	8	(30)	72
Total Insurance Services	94	8	(30)	72
Severance expense not allocated to segments	146	—	(146)	—
Total	$1,130	$(34)	$(486)	$610

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of June 30, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). ). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of June 30, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At June 30, 2015, the Company has a note receivable of $1.5 million outstanding from FMG which is included in other receivables in the consolidated balance sheets.
During the second quarter of 2014, the Company made an investment in Itasca Golf Investors, LLC ("Itasca Golf") which is included in limited liability investments on the consolidated balance sheets. On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. On June 11, 2015, the line of credit was increased by $0.2 million. On June 11, 2015, the Company advanced $0.1 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. The line of credit matures on August 28, 2016.

NOTE 21 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
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
Debt - The fair value of the LROC preferred units was based on quoted market prices, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 was as follows:

(in thousands)			June 30, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$21,266	$—	$21,266	$—
States, municipalities and political subdivisions	3,400	—	3,400	—
Mortgage-backed	7,982	—	7,982	—
Asset-backed securities and collateralized mortgage obligations	6,436	—	6,436	—
Corporate	19,649	—	19,649	—
Total fixed maturities	58,733	—	58,733	—
Equity investments:
Common stock	23,076	23,076	—	—
Warrants	1,370	245	1,125	—
Total equity investments	24,446	23,321	1,125	—
Other investments	3,527	—	3,527	—
Short-term investments	400	—	400	—
Total assets	$87,106	$23,321	$63,785	$—

Liabilities:
Subordinated debt	$42,324	$—	$42,324	$—
Contingent consideration	3,375	—	—	3,375
Total liabilities	$45,699	$—	$42,324	$3,375

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

(in thousands)			December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,759	$—	$20,759	$—
Canadian government	4,242	—	4,242	—
States municipalities and political subdivisions	3,419	—	3,419	—
Mortgage-backed	5,352	—	5,352	—
Asset-backed securities and collateralized mortgage obligations	7,214	—	7,214	—
Corporate	15,209	—	15,209	—
Total fixed maturities	56,195	—	56,195	—
Equity investments:
Common stock	19,526	19,526	—	—
Warrants	92	92
Total equity investments	19,618	19,618	—	—
Other investments	3,576	—	3,576	—
Short-term investments	400	—	400	—
Total assets	$79,789	$19,618	$60,171	$—

Liabilities:
LROC preferred units	$13,618	$13,618	$—	$—
Subordinated debt	40,659	—	40,659	—
Contingent consideration	3,121	—	—	3,121
Total liabilities	$57,398	$13,618	$40,659	$3,121

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2015 and June 30, 2014:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Contingent consideration:
Beginning balance	$3,265	$5,611	$3,121	$5,344
Change in fair value of contingent consideration included in net income (loss)	110	267	254	534
Ending balance	$3,375	$5,878	$3,375	$5,878

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2015

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
(b)    Commitment:
The Company has entered into subscription agreements to commit up to $8.5 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At June 30, 2015, the unfunded commitment was $2.4 million.

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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 14 states; however, new business is accepted in only nine states. For the three months ended June 30, 2015, production in the following states represented 85.5% of the Company's gross premiums written: Florida (24.3%), Illinois (17.3%), Texas (14.1%), Nevada (10.6%), California (10.2%), and Colorado (9.0%). For the six months ended June 30, 2015, production in the following states represented 83.3% of the Company's gross premiums written: Florida (21.7%), Texas (16.6%), Illinois (14.7%), California (11.2%), Nevada (10.0%) and Colorado (9.1%). For the three and six months ended June 30, 2015, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are segment operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration expense, impairment of asset held for sale, interest expense, foreign exchange losses (gains), net, loss on change in fair value of debt, loss on disposal of subsidiary, loss on deconsolidation of subsidiary and equity in net loss of investee. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax expense (benefit) for the three and six months ended June 30, 2015 and 2014 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of warrants that are actively traded, in other comprehensive income (loss). Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating (loss) income to net income (loss) for the three and six months ended June 30, 2015 and 2014 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
For the three and six months ended June 30 (in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
Segment operating (loss) income
Insurance Underwriting	(480)	299	(779)	(158)	556	(714)
Insurance Services	(102)	(221)	119	(288)	(359)	71
Total segment operating (loss) income	(582)	78	(660)	(446)	197	(643)
Net investment income	528	341	187	1,841	754	1,087
Net realized gains	53	5,091	(5,038)	53	5,130	(5,077)
Other-than-temporary impairment loss	—	—	—	(10)	—	(10)
Other income and expenses not allocated to segments, net	(2,075)	(2,340)	265	635	(2,594)	3,229
Amortization of intangible assets	(313)	(409)	96	(630)	(823)	193
Contingent consideration expense	(110)	(267)	157	(254)	(534)	280
Impairment of asset held for sale	—	(1,180)	1,180	—	(1,180)	1,180
Interest expense	(1,414)	(1,364)	(50)	(2,805)	(2,797)	(8)
Foreign exchange (losses) gains, net	(760)	175	(935)	(1,152)	(41)	(1,111)
Loss on change in fair value of debt	(1,228)	(7,799)	6,571	(967)	(7,236)	6,269
Loss on disposal of subsidiary	—	—	—	—	(1,242)	1,242
Loss on deconsolidation of subsidiary	(4,420)	—	(4,420)	(4,420)	—	(4,420)
Equity in net loss of investee	(71)	—	(71)	(207)	—	(207)
Loss from continuing operations before income tax expense (benefit)	(10,392)	(7,674)	(2,718)	(8,362)	(10,366)	2,004
Income tax expense (benefit)	34	(1,059)	1,093	56	(999)	1,055
Loss from continuing operations	(10,426)	(6,615)	(3,811)	(8,418)	(9,367)	949
Income from discontinued operations, net of taxes	—	1,141	(1,141)	1,426	2,887	(1,461)
Gain on disposal of discontinued operations, net of taxes	11,259	—	11,259	11,259	—	11,259
Net income (loss)	833	(5,474)	6,307	4,267	(6,480)	10,747
Loss from Continuing Operations and Net Income (Loss)
In the second quarter of 2015, we reported loss from continuing operations of $10.4 million compared to $6.6 million in the second quarter of 2014. For the six months ended June 30, 2015, we reported loss from continuing operations of $8.4 million compared to $9.4 million for the six months ended June 30, 2014. The loss from continuing operations for the three months ended June 30, 2015 is primarily attributable to income and expenses not allocated to segments, interest expense, loss on change in fair value of debt and loss on deconsolidation of subsidiary. The loss from continuing operations for the six months ended June 30, 2015 is primarily attributable to interest expense, foreign exchange losses, loss on change in fair value of debt and loss on deconsolidation of subsidiary, partially offset by net investment income. The loss from continuing operations for the three months ended June 30, 2014 is primarily due to income and expenses not allocated to segments, impairment of asset held for sale, interest expense and loss on change in fair value of debt, partially offset by net realized gains. The loss from continuing operations for the six months

KINGSWAY FINANCIAL SERVICES INC.

ended June 30, 2014 is primarily due to income and expenses not allocated to segments, impairment of asset held for sale, interest expense, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains.
For the three months ended June 30, 2015, we reported net income of $0.8 million compared to a net loss of $5.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, we reported net income of $4.3 million compared to a net loss of $6.5 million for the six months ended June 30, 2014.
Insurance Underwriting
In the second quarter of 2015, Insurance Underwriting gross premiums written were $25.5 million compared to $26.0 million in the second quarter of 2014, representing a 1.9% decrease ($60.7 million year to date compared to $58.7 million prior year to date, representing a 3.4% increase). Net premiums written decreased 1.9% to $25.5 million in the second quarter of 2015 compared with $26.0 million in the second quarter of 2014 ($60.6 million year to date compared to $62.8 million prior year to date, representing a 3.5% decrease). Net premiums earned increased 4.9% to $30.2 million in the second quarter of 2015 compared with $28.8 million in the second quarter of 2014 ($59.2 million year to date compared to $56.6 million prior year to date, representing a 4.6% increase). The decrease in net premiums written for the six months ended June 30, 2015 results primarily from decreased premium volumes at Mendota and Mendakota.
The Insurance Underwriting operating loss was $0.5 million for the three months ended June 30, 2015 ($0.2 million year to date) compared to income of $0.3 million for the three months ended June 30, 2014 ($0.6 million prior year to date). The decrease in operating income for the three and six months ended June 30, 2015 is primarily attributable to an increase in loss and loss adjustment expenses at Mendota to reflect higher losses in its property lines of business during 2015, partially offset by an overall reduction in general expenses as well as a decrease in loss and loss adjustment expenses at Amigo to reflect continued favorable development on unpaid loss and loss adjustment expenses as part of Amigo's ongoing voluntary run-off.
The Insurance Underwriting loss and loss adjustment expense ratio for the second quarter of 2015 was 75.3% compared to 70.0% for the second quarter of 2014 (72.8% for the six months ended June 30, 2015 compared with 69.0% for the same period in 2014). The increase in the loss and loss adjustment expense ratio for the three and six months ended June 30, 2015 is primarily attributable to an increase in loss and loss adjustment expenses at Mendota to reflect higher losses in its property lines of business during 2015, partially offset by a decrease in loss and loss adjustment expenses at Amigo to reflect continued favorable development on unpaid loss and loss adjustment expenses as part of Amigo's ongoing voluntary run-off.
The Insurance Underwriting expense ratio was 27.0% for the second quarter of 2015 compared to 29.2% for the second quarter of 2014 (28.1% for the six months ended June 30, 2015 compared with 30.3% for the same period in 2014). The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.1 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively ($4.2 million and $4.1 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 102.3% in the second quarter of 2015 compared with 99.2% in the second quarter of 2014 (100.9% for the six months ended June 30, 2015 compared with 99.3% for the same period in 2014), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 3.3% to $5.8 million for the three months ended June 30, 2015 compared with $6.0 million for the three months ended June 30, 2014 ($11.2 million year to date compared to $12.1 million prior year to date, representing a 7.4% decrease). The decrease for the three months ended June 30, 2015 is due to decreased service fee and commission income at IWS, offset by an increase at Trinity. The decrease for the six months ended June 30, 2015 is due to decreased service fee and commission income at IWS and Trinity. The Insurance Services operating loss was $0.1 million for the three months ended June 30, 2015 ($0.3 million year to date) compared with $0.2 million for the three months ended June 30, 2014 ($0.4 million prior year to date).
Net Investment Income
Net investment income was $0.5 million in the second quarter of 2015 ($1.8 million year to date) compared to $0.3 million in the second quarter of 2014 ($0.8 million prior year to date). The increase for the three months ended June 30, 2015 is primarily due to the increase in fair value of derivative instrument warrants. The increase for the six months ended June 30, 2015 is due to the increase in fair value of derivative instrument warrants and an increase in income from limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized Gains
Net realized gains were $0.1 million in the second quarter of 2015 ($0.1 million year to date) compared to $5.1 million in the second quarter of 2014 ($5.1 million prior year to date). The net realized gains for the three and six months ended June 30, 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.1 million in the second quarter of 2015 compared to $2.3 million in the second quarter of 2014 (income of $0.6 million year to date compared to expense of $2.6 million prior year to date). The decrease in net expense for the three months ended June 30, 2015 is primarily due to a decrease in corporate general expenses during the second quarter of 2015 compared to the second quarter of 2014. The increase in net income for the six months ended June 30, 2015 is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements, partially offset by $2.3 million of income reported during the first quarter of 2014 related to PIH. As further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million for the second quarter of 2015 compared to $0.4 million in the second quarter of 2014 ($0.6 million year to date compared to $0.8 million prior year to date). The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three and six months ended June 30, 2015 compared to the same period in 2014. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.1 million for the second quarter of 2015 compared to $0.3 million in the second quarter of 2014 ($0.3 million year to date compared to $0.5 million prior year to date). During the fourth quarter of 2014, the Company reevaluated its contingent consideration liabilities and recorded an adjustment to reduce the balance of its contingent consideration liabilities at December 31, 2014. As a result of the reevaluation, the Company concluded that the accretion pattern for its contingent consideration liabilities should be reduced, leading the Company to record less contingent consideration expense in 2015 compared to 2014.
Impairment of Asset Held for Sale
As of June 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the three months ended June 30, 2014, the Company recorded an impairment write-down of $1.2 million related to the asset held for sale.
Interest Expense
Interest expense for the second quarter of 2015 was $1.4 million compared to $1.4 million in the second quarter of 2014 ($2.8 million year to date compared to $2.8 million prior year to date).
Foreign Exchange (Losses) Gains, Net
During the second quarter of 2015, the Company incurred foreign exchange losses of $0.8 million compared to gains of $0.2 million in the second quarter of 2014 (losses of $1.2 million year to date compared to $0.0 million prior year to date). Foreign exchange (losses) gains, net for the three and six months ended June 30, 2015 and 2014 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust").
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $1.2 million in the second quarter of 2015 compared to $7.8 million in the second quarter of 2014 ($1.0 million year to date compared to $7.2 million prior year to date). The loss for the second quarter of

KINGSWAY FINANCIAL SERVICES INC.

2015 is due to an increase in the fair value of the subordinated debt and LROC preferred units, whereas the loss for the second quarter of 2014 is primarily due to an increase in the fair value of the subordinated debt. The 2015 year to date loss is primarily due to an increase in the fair value of the subordinated debt, partially offset by a decrease in the fair value of the LROC preferred units, whereas the 2014 year to date loss is due to an increase in the fair value of the Company's subordinated debt.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million for the six months ended June 30, 2014. See Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further details.
Loss on Deconsolidation of Subsidiary
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015. Refer to Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.
Equity in Net Loss of Investee
Equity in net loss of investee for the three and six months ended June 30, 2015 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for the second quarter of 2015 was $0.0 million compared to a benefit of $1.1 million in the second quarter of 2014 (expense of $0.1 million year to date compared to a benefit of $1.0 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At June 30, 2015, we held cash and cash equivalents and investments with a carrying value of $186.0 million. As of June 30, 2015, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2015	% of Total	December 31, 2014	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	21,266	11.4%	20,759	13.0%
Canadian government	—	—%	4,242	2.6%
States, municipalities and political subdivisions	3,400	1.8%	3,419	2.2%
Mortgage-backed	7,982	4.3%	5,352	3.4%
Asset-backed securities and collateralized mortgage obligations	6,436	3.5%	7,214	4.6%
Corporate	19,649	10.6%	15,209	9.6%
Total fixed maturities	58,733	31.6%	56,195	35.4%
Equity investments:
Common stock	23,076	12.4%	19,526	12.3%
Warrants	1,370	0.7%	92	0.1%
Total equity investments	24,446	13.1%	19,618	12.4%
Limited liability investments	12,688	6.8%	7,294	4.6%
Other investments	3,527	2.0%	3,576	2.3%
Short-term investments	400	0.2%	400	0.3%
Total investments	99,794	53.7%	87,083	55.0%
Cash and cash equivalents	86,175	46.3%	71,234	45.0%
Total	185,969	100.0%	158,317	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2015 and December 31, 2014.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars)

	June 30, 2015	% of Total	December 31, 2014	% of Total
Due in less than one year	9,855	16.8%	19,256	34.3%
Due in one through five years	39,277	66.9%	30,166	53.7%
Due after five through ten years	2,414	4.1%	1,540	2.7%
Due after ten years	7,187	12.2%	5,233	9.3%
Total	58,733	100.0%	56,195	100.0%

At June 30, 2015, 83.7% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2015 and December 31, 2014, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.1% of those investments rated 'A' or better at June 30, 2015. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable in five years, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements. The preferred stock is not rated.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	June 30, 2015	December 31, 2014
AAA/Aaa	64.2%	65.3%
AA/Aa	6.9	8.4
A/A	19.0	21.9
Percentage rated A/A2 or better	90.1%	95.6%
BBB/Baa	4.8	4.4
Not rated	5.1	—
Total	100.0%	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investments portfolio to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 6, "Investments," to the unaudited consolidated interim financial statements.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down for other-than-temporary impairment related to fixed maturities of $0.0 million for the six months ended June 30, 2015. There were no write-downs for other-than-temporary impairments related to (1) fixed maturities for the three months ended June 30, 2015; (2) equity investments or other investments for the three and six months ended June 30, 2015; or (3) investments for the three and six months ended June 30, 2014.
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

KINGSWAY FINANCIAL SERVICES INC.

At June 30, 2015 and December 31, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $1.1 million and $0.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at June 30, 2015 and December 31, 2014.
TABLE 5 Limited liability investments
(in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	June 30, 2015	June 30, 2015	December 31, 2014
Real estate held through LP	369	5,481	4,524
Investments held through LLC	1,667	6,974	2,636
Other	350	233	134
Total	2,386	12,688	7,294
Investment in Investee
At June 30, 2015, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
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
1347 Capital Corp. has eighteen months from the date of the initial public offering, or twenty-four months if 1347 Capital Corp. has entered into a letter of intent or definitive agreement within eighteen months and such business combination has not yet been consummated, to complete a successful business combination. Had a successful business combination been consummated during the second quarter of 2015, and assuming the June 30, 2015 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $5.6 million at June 30, 2015. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $1.9 million.
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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2015	December 31, 2014
Non-standard automobile	53,970	58,493
Commercial automobile	3,141	4,248
Other	1,108	1,154
Total	58,219	63,895
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	June 30, 2015	December 31, 2014
Non-standard automobile	52,237	55,476
Commercial automobile	3,046	4,062
Other	1,108	1,154
Total	56,391	60,692
Non-Standard Automobile
At June 30, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $54.0 million and $58.5 million, respectively. The decrease is due to a decline at Mendota and Amigo.
Commercial Automobile
At June 30, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $3.1 million and $4.2 million, respectively. The decrease is due to the continuing voluntary run-offs of Amigo and MCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Decrease in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Favorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(408)	(281)	(484)	(866)
For the three months ended June 30, 2015, the Company reported $0.4 million of favorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years ($0.5 million year to date) compared with $0.3 million for the three months ended June 30, 2014 ($0.9 million prior year to date). The favorable development reported for the three and six months ended June 30, 2015 and June 30, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo, offset by an increase in property and casualty unpaid loss and loss adjustment expenses at Mendota.
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
Cash Flows
During the six months ended June 30, 2015, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $7.6 million. This use of cash can be explained primarily by the loss from continuing operations of $8.4 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $5.7 million, partially offset by the decrease in reinsurance recoverable of $2.1 million; the increase in unearned premiums reserve of $1.4 million; and the income from discontinued operations, net of tax of $1.4 million.
During the six months ended June 30, 2015, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $35.4 million. This source of cash was driven primarily by the net proceeds from the sale of ARS of $44.9 million, as further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, partially offset by purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During the six months ended June 30, 2015, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $12.9 million. This use of cash is due to the redemption of C$15.8 million outstanding of LROC preferred units due June 30, 2015, as further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the six months ended June 30, 2015 was $14.9 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
On February 3, 2014, the Company closed on its private placement totaling $6.6 million, as further discussed in Note 16, "Shareholders' Equity," to the unaudited consolidated interim financial statements. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of June 30, 2015, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without

KINGSWAY FINANCIAL SERVICES INC.

limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

2.1
Stock Purchase Agreement, dated April 1, 2015, by and between National General Holdings Corp., as Buyer, and Kingsway America Inc. and Mendota Insurance Company, as Sellers. (included as exhibit 2.1 to the Form 8-K, filed April 7, 2015, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 6, 2015	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2015	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

