Form 10-Q
period 2015-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2015-11-09
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 9, 2015 was 19,709,706.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $59,366 and $56,000, respectively)	$59,764	$56,195
Equity investments, at fair value (cost of $24,666 and $16,579, respectively)	25,296	19,618
Limited liability investments	15,377	7,294
Other investments, at cost which approximates fair value	4,102	3,576
Short-term investments, at cost which approximates fair value	400	400
Total investments	104,939	87,083
Cash and cash equivalents	75,785	71,234
Investment in investee	1,712	2,115
Accrued investment income	856	141
Premiums receivable, net of allowance for doubtful accounts of $258 and $1,889, respectively	30,052	28,885
Service fee receivable, net of allowance for doubtful accounts of $269 and $247, respectively	1,388	964
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,815	5,145
Reinsurance recoverable	1,687	3,652
Prepaid reinsurance premiums	49	8
Deferred acquisition costs, net	12,541	12,197
Income taxes recoverable	56	74
Property and equipment, net of accumulated depreciation of $12,399 and $15,751, respectively	5,687	5,975
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $5,702 and $4,765, respectively	15,043	15,980
Other assets	3,180	3,638
Assets held for sale	—	54,553
Total Assets	$268,868	$301,722
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$55,438	$63,895
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	58,413	66,870
Unearned premiums	37,752	36,432
Reinsurance payable	452	525
LROC preferred units, at fair value	—	13,618
Subordinated debt, at fair value	39,865	40,659
Deferred income tax liability	2,902	2,837
Deferred service fees	34,733	35,096
Accrued expenses and other liabilities	42,823	35,836
Liabilities held for sale	—	21,653
Total Liabilities	216,940	253,526

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at September 30, 2015 and December 31, 2014, respectively; redemption amount of $6,572	6,386	6,330

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 19,709,706 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	341,443	340,844
Accumulated deficit	(306,655)	(312,050)
Accumulated other comprehensive income	9,090	8,670
Shareholders' equity attributable to common shareholders	43,878	37,464
Noncontrolling interests in consolidated subsidiaries	1,664	4,402
Total Shareholders' Equity	45,542	41,866
Total Liabilities and Shareholders' Equity	$268,868	$301,722
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Net premiums earned	$29,197	$28,418	$88,427	$89,093
Service fee and commission income	6,184	6,949	17,430	19,040
Net investment income	791	542	2,632	1,296
Net realized gains	83	329	136	5,459
Other-than-temporary impairment loss	—	—	(10)	—
Other income	2,303	2,369	13,174	6,929
Total revenues	38,558	38,607	121,789	121,817
Operating expenses:
Loss and loss adjustment expenses	22,914	22,361	69,054	65,216
Commissions and premium taxes	5,653	5,738	17,199	17,823
Cost of services sold	1,408	1,544	3,129	3,337
General and administrative expenses	9,997	10,206	31,748	33,196
Amortization of intangible assets	307	397	937	1,220
Contingent consideration expense	110	267	364	801
Impairment of asset held for sale	—	—	—	1,180
Total operating expenses	40,389	40,513	122,431	122,773
Operating loss	(1,831)	(1,906)	(642)	(956)
Other (revenues) expenses, net:
Interest expense	1,248	1,417	4,053	4,214
Foreign exchange losses, net	58	230	1,210	271
(Gain) loss on change in fair value of debt	(2,458)	2,963	(1,491)	10,199
Loss on disposal of subsidiary	—	—	—	1,242
Loss on deconsolidation of subsidiary	—	—	4,420	—
Equity in net loss of investee	192	83	399	83
Total other (revenues) expenses, net	(960)	4,693	8,591	16,009
Loss from continuing operations before income tax expense (benefit)	(871)	(6,599)	(9,233)	(16,965)
Income tax expense (benefit)	23	28	79	(971)
Loss from continuing operations	(894)	(6,627)	(9,312)	(15,994)
Income from discontinued operations, net of taxes	—	532	1,426	3,419
Gain on disposal of discontinued operations, net of taxes	—	—	11,259	—
Net (loss) income	(894)	(6,095)	3,373	(12,575)
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(86)	778	74	873
Less: dividends on preferred stock	83	83	246	218
Net (loss) income attributable to common shareholders	$(891)	$(6,956)	$3,053	$(13,666)
Loss per share - continuing operations:
Basic:	$(0.05)	$(0.44)	$(0.49)	$(1.03)
Diluted:	$(0.05)	$(0.44)	$(0.49)	$(1.03)
Earnings per share - discontinued operations:
Basic:	$—	$0.03	$0.64	$0.21
Diluted:	$—	$0.03	$0.64	$0.21
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.05)	$(0.41)	$0.15	$(0.82)
Diluted:	$(0.05)	$(0.41)	$0.15	$(0.82)
Weighted average shares outstanding (in ‘000s):
Basic:	19,710	16,993	19,710	16,620
Diluted:	19,710	16,993	19,710	16,620

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(894)	$(6,095)	$3,373	$(12,575)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized losses arising during the period	(2,271)	(2,244)	(3,704)	(2,924)
Reclassification adjustment for amounts included in net (loss) income	90	187	1,554	1,526
Foreign currency translation adjustments	—	(22)	858	(37)
Recognition of currency translation loss on deconsolidation of subsidiary	—	—	1,243	—
Other comprehensive loss	(2,181)	(2,079)	(49)	(1,435)
Comprehensive (loss) income	(3,075)	(8,174)	$3,324	$(14,010)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(85)	795	(395)	768
Comprehensive (loss) income attributable to common shareholders	$(2,990)	$(8,969)	$3,719	$(14,778)
(1) Net of income tax expense (benefit) of $0 and $0 for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
See accompanying notes to unaudited consolidated financial statements
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$3,373	$(12,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations	(11,259)	—
Equity in net loss of investee	399	83
Equity in net income of limited liability investments	(1,590)	(201)
Depreciation and amortization expense	1,400	1,888
Contingent consideration expense	364	801
Stock based compensation expense, net of forfeitures	598	1,033
Net realized gains	(136)	(5,459)
(Gain) loss on change in fair value of debt	(1,491)	10,199
Deferred income taxes	66	241
Other-than-temporary impairment loss	10	—
Amortization of fixed maturities premiums and discounts	245	515
Loss on disposal of subsidiary	—	1,242
Impairment of asset held for sale	—	1,180
Changes in operating assets and liabilities:
Premiums and service fee receivable	(1,591)	590
Other receivables	(670)	(1,186)
Reinsurance recoverable	1,965	6,332
Prepaid reinsurance premiums	(41)	6,761
Deferred acquisition costs, net	(344)	(71)
Income taxes recoverable	18	—
Unpaid loss and loss adjustment expenses	(8,457)	(16,531)
Unearned premiums	1,320	(10,181)
Reinsurance payable	(73)	(984)
Deferred service fees	(363)	1,181
Other, net	5,719	1,428
Net cash used in operating activities	(10,538)	(13,714)
Investing activities:
Proceeds from sales and maturities of fixed maturities	23,302	21,722
Proceeds from sales of equity investments	617	6,761
Purchases of fixed maturities	(25,788)	(21,293)
Purchases of equity investments	(7,666)	(10,180)
Net acquisition of limited liability investments	(6,604)	(1,159)
Net (purchases of) proceeds from other investments	(600)	1,000
Net proceeds from (purchases of) short-term investments	4	(103)
Net proceeds from sale of discontinued operations	44,919	—
Net purchases of property and equipment	(175)	(1,565)
Net cash provided by (used in) investing activities	28,009	(4,817)
Financing activities:
Proceeds from issuance of preferred stock, net	—	6,330
Proceeds from issuance of warrants	—	14,760
Redemption of LROC preferred units	(12,920)	—
Redemption of senior unsecured debentures	—	(14,356)
Net cash (used in) provided by financing activities	(12,920)	6,734
Net increase (decrease) in cash and cash equivalents	4,551	(11,797)
Cash and cash equivalents at beginning of period	71,234	97,505
Cash and cash equivalents at end of period	$75,785	$85,708
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of warrants that are actively traded, in other comprehensive loss. Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017 and early adoption permitted. Insurance contracts are not within the scope of ASU 2014-09, therefore this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities while also eliminating the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption being permissible. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. During the fourth quarter of 2014, the Company purchased additional shares of PIH which increased the Company's approximate voting percentage in PIH to 16.9% at December 31, 2014. The Company's investment in PIH common stock is included in equity investments and reported at its estimated fair value of $7.8 million in the consolidated balance sheet at September 30, 2015.
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
During the second quarter of 2015, the Company's controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million for the nine months ended September 30, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015.
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential future earnout payments to the Company equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. As a result of the sale, ARS,  previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and nine months ended September 30, 2015 and 2014 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Service fee and commission income	$—	$7,153	$8,342	$23,712
Other income (expense)	—	3	(20)	24
Total revenues	—	7,156	8,322	23,736
Expenses:
General and administrative expenses	—	6,309	6,462	19,435
Income from discontinued operations before income tax expense	—	847	1,860	4,301
Income tax expense	—	315	434	882
Income from discontinued operations, net of taxes	—	532	1,426	3,419
Gain on disposal of discontinued operations before income tax benefit	—	—	11,010	—
Income tax benefit	—	—	(249)	—
Gain on disposal of discontinued operations, net of taxes	—	—	11,259	—
Total gain from discontinued operations, net of taxes	$—	$532	$12,685	$3,419
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
For the nine months ended September 30, 2015 and September 30, 2014, ARS' net cash provided by operating activities was $0.0 million and $0.5 million, respectively. ARS had no cash flows from investing activities for the nine months ended September 30, 2015 and September 30, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2015 and December 31, 2014 are summarized in the tables shown below:

(in thousands)	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,490	$203	$—	$20,693
States, municipalities and political subdivisions	2,917	37	—	2,954
Mortgage-backed	8,583	85	11	8,657
Asset-backed securities and collateralized mortgage obligations	7,599	20	2	7,617
Corporate	19,777	78	12	19,843
Total fixed maturities	59,366	423	25	59,764
Equity investments:
Common stock	23,460	3,042	2,330	24,172
Warrants	1,206	99	181	1,124
Total equity investments	24,666	3,141	2,511	25,296
Total fixed maturities and equity investments	$84,032	$3,564	$2,536	$85,060

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$333	$10	$20,759
Canadian government	4,519	—	277	4,242
States, municipalities and political subdivisions	3,358	61	—	3,419
Mortgage-backed	5,330	37	15	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	3	10	7,214
Corporate	15,136	103	30	15,209
Total fixed maturities	56,000	537	342	56,195
Equity investments:
Common stock	16,450	3,360	284	19,526
Warrants	129	—	37	92
Total equity investments	16,579	3,360	321	19,618
Total fixed maturities and equity investments	$72,579	$3,897	$663	$75,813

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

The table below summarizes the Company's fixed maturities at September 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,642	$10,803
Due after one year through five years	37,897	38,047
Due after five years through ten years	2,151	2,165
Due after ten years	8,676	8,749
Total	$59,366	$59,764

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$500	$—	$—	$—	$500	$—
Mortgage-backed	2,597	11	—	—	2,597	11
Asset-backed securities and collateralized mortgage obligations	2,571	2	—	—	2,571	2
Corporate	4,512	12	—	—	4,512	12
Total fixed maturities	10,180	25	—	—	10,180	25
Equity investments:
Common stock	15,898	2,330	—	—	15,898	2,330
Warrants	904	181	—	—	904	181
Total equity investments	16,802	2,511	—	—	16,802	2,511
Total	$26,982	$2,536	$—	$—	$26,982	$2,536

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)					December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,784	$10	$473	$—	$13,257	$10
Canadian government	—	—	4,242	277	4,242	277
States, municipalities and political subdivisions	250	—	—	—	250	—
Mortgage-backed	2,816	15	—	—	2,816	15
Asset-backed securities and collateralized mortgage obligations	5,097	10	—	—	5,097	10
Corporate	6,226	20	—	10	6,226	30
Total fixed maturities	27,173	55	4,715	287	31,888	342
Equity investments:
Common stock	4,164	284	—	—	4,164	284
Warrants	92	37	—	—	92	37
Total equity investments	4,256	321	—	—	4,256	321
Total	$31,429	$376	$4,715	$287	$36,144	$663
Fixed maturities and equity investments contain approximately 58 and 71 individual investments that were in unrealized loss positions as of September 30, 2015 and December 31, 2014, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments recorded for the three months ended September 30, 2015 and September 30, 2014, respectively, and for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
There were $0.0 million of other-than-temporary losses recognized in other comprehensive loss for the nine months ended September 30, 2015. There were no other-than-temporary losses recognized in other comprehensive loss for the three months ended September 30, 2015 and September 30, 2014, respectively, or for the nine months ended September 30, 2014.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of September 30, 2015 and December 31, 2014, the carrying value of limited liability investments totaled $15.4 million and $7.3 million, respectively. At September 30, 2015, the Company has unfunded commitments totaling $2.4 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of September 30, 2015 and December 31, 2014, the carrying value of other investments totaled $4.1 million and $3.6 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross realized gains	$84	$330	$137	$5,469
Gross realized losses	(1)	(1)	(1)	(10)
Net realized gains	$83	$329	$136	$5,459

Net investment income for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income
Interest from fixed maturities	$255	$284	$648	$827
Dividends	169	67	517	153
Income from limited liability investments	595	176	1,590	201
Loss on change in fair value of warrants	(222)	—	(57)	—
Other	40	29	106	257
Gross investment income	837	556	2,804	1,438
Investment expenses	(46)	(14)	(172)	(142)
Net investment income	$791	$542	$2,632	$1,296

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

At September 30, 2015, fixed maturities and short-term investments with an estimated fair value of $13.0 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At September 30, 2015, the amount of such pledged securities was $17.0 million.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at September 30, 2015 and December 31, 2014 were as follows:

(in thousands, except for percentages)
	September 30, 2015			December 31, 2014
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$12,353	$1,712	22.7%	$13,038	$2,115

Equity in net loss of investee was $0.2 million and $0.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively ($0.4 million and $0.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively).
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
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2015 and 2014, respectively, are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance, net	$12,617	$12,625	$12,197	$12,392
Additions	5,843	6,632	19,561	20,733
Amortization	(5,919)	(6,794)	(19,217)	(19,619)
Acquisition costs disposed of during the year related to PIH	—	—	—	(1,043)
Balance at September 30, net	$12,541	$12,463	$12,541	$12,463

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,414	$3,504
Vehicle service agreements in-force	3,680	3,265	415
Customer-related relationships	3,611	958	2,653
Non-compete agreement	70	65	5
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$5,702	$15,043

(in thousands)		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,045	$3,873
Vehicle service agreements in-force	3,680	2,975	705
Customer-related relationships	3,611	695	2,916
Non-compete agreement	70	50	20
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$4,765	$15,980
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $0.3 million and $0.4 million for the three months ended September 30, 2015 and September 30, 2014, respectively ($0.9 million and $1.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively). The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2015 and September 30, 2014 were as follows:

(in thousands)	September 30, 2015	September 30, 2014
Balance at beginning of period, gross	$63,895	$84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at beginning of period, net	60,692	76,592
Incurred related to:
Current year	64,893	61,177
Prior years	(299)	(1,151)
Paid related to:
Current year	(37,378)	(35,172)
Prior years	(33,993)	(36,219)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	(405)
Balance at end of period, net	53,915	64,822
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,523	3,334
Balance at end of period, gross	$55,438	$68,156

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of September 30, 2015 and September 30, 2014 were as follows:

(in thousands)	September 30, 2015	September 30, 2014
Balance at beginning of period	$2,975	$3,128
Incurred related to:
Current year	4,460	5,190
Prior years	—	—
Paid related to:
Current year	(4,350)	(5,282)
Prior years	(110)	(61)
Balance at end of period	$2,975	$2,975

NOTE 11 DEBT
Debt consists of the following instruments:

(in thousands)	September 30, 2015		December 31, 2014
	Principal	Fair Value	Principal	Fair Value
LROC preferred units due 2015	$—	$—	$13,618	$13,618
Subordinated debt	90,500	39,865	90,500	40,659
Total	$90,500	$39,865	$104,118	$54,277

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2015 and December 31, 2014, deferred interest payable of $21.1 million and $17.4 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. On November 6, 2015, the Company paid $22.1 million to its Trust Preferred trustees to be used by the trustees to pay the interest which the Company has been deferring since the first quarter of 2011.
During the second quarter of 2015, the Company repaid its C$15.8 million outstanding on its LROC preferred units due June 30, 2015.

During the first quarter of 2014, the Company repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014. No debt repurchases were made during the three and nine months ended September 30, 2015 and September 30, 2014.

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At September 30, 2015 and December 31, 2014, finance lease obligation liability of $4.9 million and $4.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 13 INCOME TAXES
Income tax expense (benefit) for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income tax benefit at United States statutory income tax rate	$(296)	$(2,244)	$(3,139)	$(5,768)
Valuation allowance	128	2,387	661	6,005
Deconsolidation of subsidiary	(7)	—	2,384	—
Change in unrecognized tax benefits	—	—	—	(1,024)
Non-taxable dividend income	—	(414)	(415)	(1,244)
Foreign operations subject to different tax rates	31	127	186	399
State income tax (net of federal tax benefit)	—	4	8	215
Disposition of subsidiary	—	—	—	422
Prior year tax	—	—	—	(341)
Other	167	168	394	365
Income tax expense (benefit)	$23	$28	$79	$(971)
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2015 and December 31, 2014. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2015 and December 31, 2014 net deferred tax asset. The Company carries a deferred income tax liability of $2.9 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively, all of which relates to indefinite life intangible assets.
As of September 30, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 14 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2015 and September 30, 2014:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(894)	$(6,627)	$(9,312)	$(15,994)
Plus (less): net loss (income) attributable to noncontrolling interests	86	(778)	(74)	(873)
Less: dividends on preferred stock	(83)	(83)	(246)	(218)
Loss from continuing operations attributable to common shareholders	$(891)	$(7,488)	$(9,632)	$(17,085)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,710	16,993	19,710	16,620
Weighted average diluted shares
Weighted average common shares outstanding	19,710	16,993	19,710	16,620
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	19,710	16,993	19,710	16,620
Basic loss from continuing operations per common share	$(0.05)	$(0.44)	$(0.49)	$(1.03)
Diluted loss from continuing operations per common share	$(0.05)	$(0.44)	$(0.49)	$(1.03)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the three and nine months ended September 30, 2015 and September 30, 2014, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2015:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	611,875	$4.50	3.2	$642
Granted	—	$—
Expired	—	$—
Outstanding at September 30, 2015	611,875	$4.50	2.5	$73
Exercisable at September 30, 2015	611,875	$4.50	2.5	$73
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2015 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the nine months ended September 30, 2015.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at September 30, 2015 was $6.9 million. The grant-date fair value of the Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the nine months ended September 30, 2015:

(in thousands, except for share data)
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2014	1,972,345	$4.14
Granted	—	—
Forfeited	(19,680)	4.14
Unvested at September 30, 2015	1,952,665	$4.14
Total stock-based compensation expense, net of forfeitures was $0.2 million and $0.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively ($0.6 million and $1.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At September 30, 2015 and December 31, 2014, accrued dividends of $0.5 million and $0.3 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
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
On August 18, 2014, the Company announced its intention to redeem its outstanding series A warrants, which were issued pursuant to the Company's 2013 rights offering. Holders of series A warrants could exercise their outstanding series A warrants at $4.50 per common share. Any series A warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per series A warrant. During the nine months ended September 30, 2014, series A warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 series A warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2015 and September 30, 2014 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive loss, net of tax, only for the three and nine months ended September 30, 2015 and September 30, 2014 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)		Three months ended September 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at July 1, 2015	$14,686	$(3,415)	$11,271

Other comprehensive loss before reclassifications	(2,271)	—	(2,271)
Amounts reclassified from accumulated other comprehensive income	90	—	90
Net current-period other comprehensive loss	(2,181)	—	(2,181)

Balance at September 30, 2015	$12,505	$(3,415)	$9,090

(in thousands)		Three months ended September 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at July 1, 2014	$16,301	$(5,935)	$10,366

Other comprehensive loss before reclassifications	(2,231)	(22)	(2,253)
Amounts reclassified from accumulated other comprehensive income	187	—	187
Net current-period other comprehensive loss	(2,044)	(22)	(2,066)

Balance at September 30, 2014	$14,257	$(5,957)	$8,300

(in thousands)		Nine months ended September 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(3,447)	1,294	(2,153)
Amounts reclassified from accumulated other comprehensive income	1,330	1,243	2,573
Net current-period other comprehensive (loss) income	(2,117)	2,537	420

Balance at September 30, 2015	$12,505	$(3,415)	$9,090

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)		Nine months ended September 30, 2014
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2014	$15,583	$(5,982)	$9,601

Other comprehensive (loss) income before reclassifications	(2,852)	25	(2,827)
Amounts reclassified from accumulated other comprehensive income	1,526	—	1,526
Net current-period other comprehensive (loss) income	(1,326)	25	(1,301)

Balance at September 30, 2014	$14,257	$(5,957)	$8,300

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains	$(90)	$(187)	$(1,320)	$(1,526)
Other-than-temporary impairment loss	—	—	(10)	—
Loss from continuing operations before income tax expense (benefit)	(90)	(187)	(1,330)	(1,526)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(90)	(187)	(1,330)	(1,526)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Loss on deconsolidation of subsidiary	—	—	(1,243)	—
Loss from continuing operations before income tax expense (benefit)	—	—	(1,243)	—
Income tax expense (benefit)	—	—	—	—
Net (loss) income	—	—	(1,243)	—
Total reclassification from accumulated other comprehensive income to net (loss) income	$(90)	$(187)	$(2,573)	$(1,526)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 13 states; however, new business is accepted in only nine states.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan which was approved by its respective state of domicile. Kingsway continues to manage Amigo in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2015 and 2014 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Insurance Underwriting:
Net premiums earned	$29,197	$28,418	$88,427	$84,979
Other income	2,162	2,131	6,763	6,378
Total Insurance Underwriting	31,359	30,549	95,190	91,357
Insurance Services:
Service fee and commission income	6,184	6,949	17,430	19,040
Other income	95	115	299	285
Total Insurance Services	6,279	7,064	17,729	19,325
Total segment revenues	37,638	37,613	112,919	110,682
Net premiums earned not allocated to segments	—	—	—	4,114
Net investment income	791	542	2,632	1,296
Net realized gains	83	329	136	5,459
Other-than-temporary impairment loss	—	—	(10)	—
Other income not allocated to segments	46	123	6,112	266
Total revenues	$38,558	$38,607	$121,789	$121,817

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2015 and 2014 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment operating (loss) income
Insurance Underwriting	$(216)	$(481)	$(374)	$75
Insurance Services	(185)	395	(473)	36
Total segment operating (loss) income	(401)	(86)	(847)	111
Net investment income	791	542	2,632	1,296
Net realized gains	83	329	136	5,459
Other-than-temporary impairment loss	—	—	(10)	—
Other income and expenses not allocated to segments, net	(1,887)	(2,027)	(1,252)	(4,621)
Amortization of intangible assets	(307)	(397)	(937)	(1,220)
Contingent consideration expense	(110)	(267)	(364)	(801)
Impairment of asset held for sale	—	—	—	(1,180)
Interest expense	(1,248)	(1,417)	(4,053)	(4,214)
Foreign exchange (losses) gains, net	(58)	(230)	(1,210)	(271)
Gain (loss) on change in fair value of debt	2,458	(2,963)	1,491	(10,199)
Loss on disposal of subsidiary	—	—	—	(1,242)
Loss on deconsolidation of subsidiary	—	—	(4,420)	—
Equity in net loss of investee	(192)	(83)	(399)	(83)
Loss from continuing operations before income tax expense (benefit)	(871)	(6,599)	(9,233)	(16,965)
Income tax expense (benefit)	23	28	79	(971)
Loss from continuing operations	$(894)	$(6,627)	$(9,312)	$(15,994)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

Net premiums earned by line of business for the three and nine months ended September 30, 2015 and 2014 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Insurance Underwriting:
Private passenger auto liability	$19,745	$19,066	$59,376	$56,842
Auto physical damage	9,452	9,352	29,051	28,137
Total non-standard automobile	29,197	28,418	88,427	84,979
Commercial auto liability	—	—	—	—
Total Insurance Underwriting	29,197	28,418	88,427	84,979
Net premiums earned not allocated to segments:
Allied lines	—	—	—	1,944
Homeowners	—	—	—	2,159
Other	—	—	—	11
Total net premiums earned not allocated to segments	—	—	—	4,114
Total net premiums earned	$29,197	$28,418	$88,427	$89,093
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
Changes in the restructuring liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and the related restructuring expense, which is included in general and administrative expenses in the consolidated statements of operations, for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

(in thousands)		For the three months ended September 30, 2015
	Restructuring Liability, Beginning of Period	Restructuring Expense	Cash Payments	Restructuring Liability, End of Period
Insurance Underwriting:
Lease abandonment	$294	$15	$(44)	$265
Total Insurance Underwriting	294	15	(44)	265
Insurance Services:
Lease abandonment	21	—	(10)	11
Total Insurance Services	21	—	(10)	11
Total	$315	$15	$(54)	$276

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)		For the three months ended September 30, 2014
	Restructuring Liability, Beginning of Period	Restructuring Expense	Cash Payments	Restructuring Liability, End of Period
Insurance Underwriting:
Severance	$35	$—	$(35)	$—
Lease abandonment	503	16	(91)	428
Total Insurance Underwriting	538	16	(126)	428
Insurance Services:
Lease abandonment	72	(11)	(9)	52
Total Insurance Services	72	(11)	(9)	52
Total	$610	$5	$(135)	$480

		For the nine months ended September 30, 2015
	Restructuring Liability, Beginning of Period	Restructuring Expense	Cash Payments	Restructuring Liability, End of Period
Insurance Underwriting:
Lease abandonment	$352	$45	$(132)	$265
Total Insurance Underwriting	352	45	(132)	265
Insurance Services:
Lease abandonment	41	—	(30)	11
Total Insurance Services	41	—	(30)	11
Total	$393	$45	$(162)	$276

		For the nine months ended September 30, 2014
	Restructuring Liability, Beginning of Period	Restructuring Expense	Cash Payments	Restructuring Liability, End of Period
Insurance Underwriting:
Severance	$236	$(74)	$(162)	$—
Lease abandonment	654	48	(274)	428
Total Insurance Underwriting	890	(26)	(436)	428
Insurance Services:
Lease abandonment	94	(3)	(39)	52
Total Insurance Services	94	(3)	(39)	52
Severance expense not allocated to segments	146	—	(146)	—
Total	$1,130	$(29)	$(621)	$480

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of September 30, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). ). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of September 30, 2015. Refer to Note 21, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 7, 2014, the Company's subsidiary, 1347 Capital LLC ("1347 Capital") appointed Gordon G. Pratt, CEO of Fund Management Group ("FMG"), as Chairman of 1347 Capital. At September 30, 2015, the Company has a note receivable of $1.5 million outstanding from FMG which is included in other receivables in the consolidated balance sheets.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 was as follows:

(in thousands)			September 30, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,693	$—	$20,693	$—
States, municipalities and political subdivisions	2,954	—	2,954	—
Mortgage-backed	8,657	—	8,657	—
Asset-backed securities and collateralized mortgage obligations	7,617	—	7,617	—
Corporate	19,843	—	19,843	—
Total fixed maturities	59,764	—	59,764	—
Equity investments:
Common stock	24,172	24,172	—	—
Warrants	1,124	221	903	—
Total equity investments	25,296	24,393	903	—
Other investments	4,102	—	4,102	—
Short-term investments	400	—	400	—
Total assets	$89,562	$24,393	$65,169	$—

Liabilities:
Subordinated debt	$39,865	$—	$39,865	$—
Contingent consideration	3,485	—	—	3,485
Total liabilities	$43,350	$—	$39,865	$3,485

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

(in thousands)			December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,759	$—	$20,759	$—
Canadian government	4,242	—	4,242	—
States municipalities and political subdivisions	3,419	—	3,419	—
Mortgage-backed	5,352	—	5,352	—
Asset-backed securities and collateralized mortgage obligations	7,214	—	7,214	—
Corporate	15,209	—	15,209	—
Total fixed maturities	56,195	—	56,195	—
Equity investments:
Common stock	19,526	19,526	—	—
Warrants	92	92
Total equity investments	19,618	19,618	—	—
Other investments	3,576	—	3,576	—
Short-term investments	400	—	400	—
Total assets	$79,789	$19,618	$60,171	$—

Liabilities:
LROC preferred units	$13,618	$13,618	$—	$—
Subordinated debt	40,659	—	40,659	—
Contingent consideration	3,121	—	—	3,121
Total liabilities	$57,398	$13,618	$40,659	$3,121

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2015 and September 30, 2014:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Contingent consideration:
Beginning balance	$3,375	$5,878	$3,121	$5,344
Change in fair value of contingent consideration included in net (loss) income	110	267	364	801
Ending balance	$3,485	$6,145	$3,485	$6,145

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2015

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
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2015.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $8.5 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At September 30, 2015, the unfunded commitment was $2.4 million.

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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 13 states; however, new business is accepted in only nine states. For the three months ended September 30, 2015, production in the following states represented 86.4% of the Company's gross premiums written: Florida (26.5%), Illinois (16.2%), Texas (15.8%), Nevada (10.0%), California (10.0%), and Colorado (7.9%). For the nine months ended September 30, 2015, production in the following states represented 84.3% of the Company's

KINGSWAY FINANCIAL SERVICES INC.

gross premiums written: Florida (23.3%), Texas (16.4%), Illinois (15.1%), California (10.8%), Nevada (10.0%) and Colorado (8.7%). For the three and nine months ended September 30, 2015, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan which was approved by its respective state of domicile. Kingsway continues to manage Amigo in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
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

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net (loss) income, we show certain statutory reporting information and other non-U.S. GAAP financial measures which we believe are valuable in managing our business and drawing comparisons to our peers. These measures are segment operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration expense, impairment of asset held for sale, interest expense, foreign exchange losses (gains), net, (gain) loss on change in fair value of debt, loss on disposal of subsidiary, loss on deconsolidation of subsidiary and equity in net loss of investee. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax expense (benefit) for the three and nine months ended September 30, 2015 and 2014 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

KINGSWAY FINANCIAL SERVICES INC.

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

The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of derivative financial instruments that are actively traded, in other comprehensive loss. Realized gains or losses are recognized upon settlement of the contracts.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating (loss) income to net (loss) income for the three and nine months ended September 30, 2015 and 2014 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
For the three and nine months ended September 30 (in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Segment operating (loss) income
Insurance Underwriting	(216)	(481)	265	(374)	75	(449)
Insurance Services	(185)	395	(580)	(473)	36	(509)
Total segment operating (loss) income	(401)	(86)	(315)	(847)	111	(958)
Net investment income	791	542	249	2,632	1,296	1,336
Net realized gains	83	329	(246)	136	5,459	(5,323)
Other-than-temporary impairment loss	—	—	—	(10)	—	(10)
Other income and expenses not allocated to segments, net	(1,887)	(2,027)	140	(1,252)	(4,621)	3,369
Amortization of intangible assets	(307)	(397)	90	(937)	(1,220)	283
Contingent consideration expense	(110)	(267)	157	(364)	(801)	437
Impairment of asset held for sale	—	—	—	—	(1,180)	1,180
Interest expense	(1,248)	(1,417)	169	(4,053)	(4,214)	161
Foreign exchange losses, net	(58)	(230)	172	(1,210)	(271)	(939)
Gain (loss) on change in fair value of debt	2,458	(2,963)	5,421	1,491	(10,199)	11,690
Loss on disposal of subsidiary	—	—	—	—	(1,242)	1,242
Loss on deconsolidation of subsidiary	—	—	—	(4,420)	—	(4,420)
Equity in net loss of investee	(192)	(83)	(109)	(399)	(83)	(316)
Loss from continuing operations before income tax expense (benefit)	(871)	(6,599)	5,728	(9,233)	(16,965)	7,732
Income tax expense (benefit)	23	28	(5)	79	(971)	1,050
Loss from continuing operations	(894)	(6,627)	5,733	(9,312)	(15,994)	6,682
Income from discontinued operations, net of taxes	—	532	(532)	1,426	3,419	(1,993)
Gain on disposal of discontinued operations, net of taxes	—	—	—	11,259	—	11,259
Net (loss) income	(894)	(6,095)	5,201	3,373	(12,575)	15,948
Loss from Continuing Operations and Net (Loss) Income
In the third quarter of 2015, we reported loss from continuing operations of $0.9 million compared to $6.6 million in the third quarter of 2014. For the nine months ended September 30, 2015, we reported loss from continuing operations of $9.3 million compared to $16.0 million for the nine months ended September 30, 2014. The loss from continuing operations for the three months ended September 30, 2015 is primarily attributable to interest expense and to income and expenses not allocated to segments, partially offset by a gain on change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2015 is primarily attributable to income and expenses not allocated to segments, interest expense, foreign exchange losses and loss on deconsolidation of subsidiary, partially offset by gain on change in fair value of debt and net investment income.

KINGSWAY FINANCIAL SERVICES INC.

The loss from continuing operations for the three months ended September 30, 2014 is primarily due to income and expenses not allocated to segments, interest expense and loss on change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2014 is primarily due to income and expenses not allocated to segments, impairment of asset held for sale, interest expense, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains.
For the three months ended September 30, 2015, we reported net loss of $0.9 million compared to $6.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we reported net income of $3.4 million compared to net loss of $12.6 million for the nine months ended September 30, 2014.
Insurance Underwriting
In the third quarter of 2015, Insurance Underwriting gross premiums written were $29.1 million compared to $28.7 million in the third quarter of 2014, representing a 1.4% increase ($89.9 million year to date compared to $87.4 million prior year to date, representing a 2.9% increase). Net premiums written increased 1.4% to $29.1 million in the third quarter of 2015 compared with $28.7 million in the third quarter of 2014 ($89.7 million year to date compared to $91.5 million prior year to date, representing a 2.0% decrease). Net premiums earned increased 2.8% to $29.2 million in the third quarter of 2015 compared with $28.4 million in the third quarter of 2014 ($88.4 million year to date compared to $85.0 million prior year to date, representing a 4.0% increase). The increase in net premiums written and earned for the three months ended September 30, 2015 results primarily from increased premium volumes at Mendota, Mendakota and MCC.
The Insurance Underwriting operating loss was $0.2 million for the three months ended September 30, 2015 ($0.4 million year to date) compared to $0.5 million for the three months ended September 30, 2014 (income of $0.1 million prior year to date). The decrease in operating loss for the three months ended September 30, 2015 is primarily attributable to an overall reduction in general expenses at Mendota. The decrease in operating income for the nine months ended September 30, 2015 is primarily attributable to an increase in loss and loss adjustment expenses at Mendota to reflect higher losses in its property lines of business during 2015, partially offset by an overall reduction in general expenses.
The Insurance Underwriting loss and loss adjustment expense ratio for the third quarter of 2015 was 73.5% compared to 72.5% for the third quarter of 2014 (73.1% for the nine months ended September 30, 2015 compared with 70.2% for the same period in 2014). The increase in the loss and loss adjustment expense ratio for the three and nine months ended September 30, 2015 is primarily attributable to an increase in loss and loss adjustment expenses at Mendota to reflect higher losses in its property lines of business during 2015.
The Insurance Underwriting expense ratio was 27.6% for the third quarter of 2015 compared to 29.6% for the third quarter of 2014 (28.0% for the nine months ended September 30, 2015 compared with 30.1% for the same period in 2014). The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.1 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively ($6.3 million and $6.1 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 101.1% in the third quarter of 2015 compared with 102.1% in the third quarter of 2014 (101.1% for the nine months ended September 30, 2015 compared with 100.3% for the same period in 2014), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 10.1% to $6.2 million for the three months ended September 30, 2015 compared with $6.9 million for the three months ended September 30, 2014 ($17.4 million year to date compared to $19.0 million prior year to date, representing a 8.4% decrease). The decrease for the three and nine months ended September 30, 2015 is due to decreased service fee and commission income at IWS and Trinity. The Insurance Services operating loss was $0.2 million for the three months ended September 30, 2015 ($0.5 million year to date) compared with income of $0.4 million for the three months ended September 30, 2014 (income of $0.0 million prior year to date).
Net Investment Income
Net investment income was $0.8 million in the third quarter of 2015 ($2.6 million year to date) compared to $0.5 million in the third quarter of 2014 ($1.3 million prior year to date). The increase for the three months ended September 30, 2015 is primarily due to an increase in income from limited liability investments, offset by a decrease in fair value of derivative instrument warrants. The increase for the nine months ended September 30, 2015 is due to an increase in income from limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized Gains
Net realized gains were $0.1 million in the third quarter of 2015 ($0.1 million year to date) compared to $0.3 million in the third quarter of 2014 ($5.5 million prior year to date). The net realized gains for the nine months ended September 30, 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $1.9 million in the third quarter of 2015 compared to $2.0 million in the third quarter of 2014 ($1.3 million year to date compared to $4.6 million prior year to date). The decrease in net expense for the three months ended September 30, 2015 is primarily due to a decrease in corporate general expenses during the third quarter of 2015 compared to the third quarter of 2014. The decrease in net expense for the nine months ended September 30, 2015 is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements, partially offset by $2.3 million of income reported during the first quarter of 2014 related to PIH. As further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the unaudited consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million for the third quarter of 2015 compared to $0.4 million in the third quarter of 2014 ($0.9 million year to date compared to $1.2 million prior year to date). The decrease is primarily attributed to less amortization expense related to the IWS vehicle service agreement ("VSA") in-force intangible asset for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Expense
Contingent consideration expense was $0.1 million for the third quarter of 2015 compared to $0.3 million in the third quarter of 2014 ($0.4 million year to date compared to $0.8 million prior year to date). During the fourth quarter of 2014, the Company reevaluated its contingent consideration liabilities and recorded an adjustment to reduce the balance of its contingent consideration liabilities at December 31, 2014. As a result of the reevaluation, the Company concluded that the accretion pattern for its contingent consideration liabilities should be revised, leading the Company to record less contingent consideration expense in 2015 compared to 2014.
Impairment of Asset Held for Sale
As of September 30, 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. During the nine months ended September 30, 2014, the Company recorded an impairment write-down of $1.2 million related to the asset held for sale.
Interest Expense
Interest expense for the third quarter of 2015 was $1.2 million compared to $1.4 million in the third quarter of 2014 ($4.1 million year to date compared to $4.2 million prior year to date). The decrease for the three and nine months ended September 30, 2015 is attributable to the repayment during June 2015 of the outstanding principal balance on the LROC preferred units due June 30, 2015.
Foreign Exchange Losses, Net
During the third quarter of 2015, the Company incurred foreign exchange losses of $0.1 million compared to gains of $0.2 million in the third quarter of 2014 (losses of $1.2 million year to date compared to $0.3 million prior year to date). Foreign exchange losses, net for the nine months ended September 30, 2015 and 2014 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust").

KINGSWAY FINANCIAL SERVICES INC.

Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $2.5 million in the third quarter of 2015 compared to a loss of $3.0 million in the third quarter of 2014 (gain of $1.5 million year to date compared to a loss of $10.2 million prior year to date). The gain for the third quarter of 2015 is due to a decrease in the fair value of the subordinated debt, whereas the loss for the third quarter of 2014 is primarily due to an increase in the fair value of the subordinated debt. The 2015 year to date gain is primarily due to a decrease in the fair values of the subordinated debt and LROC preferred units, whereas the 2014 year to date loss is due to an increase in the fair value of the Company's subordinated debt, partially offset by a decrease in the fair value of the LROC preferred units. For information regarding the Company's approach to determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million for the nine months ended September 30, 2014. See Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further details.
Loss on Deconsolidation of Subsidiary
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million for the nine months ended September 30, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015. Refer to Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.
Equity in Net Loss of Investee
Equity in net loss of investee for the three and nine months ended September 30, 2015 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for the third quarter of 2015 was $0.0 million compared to $0.0 million in the third quarter of 2014 (expense of $0.1 million year to date compared to a benefit of $1.0 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2015, we held cash and cash equivalents and investments with a carrying value of $180.7 million. As of September 30, 2015, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2015	% of Total	December 31, 2014	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	20,693	11.5%	20,759	13.0%
Canadian government	—	—%	4,242	2.6%
States, municipalities and political subdivisions	2,954	1.6%	3,419	2.2%
Mortgage-backed	8,657	4.8%	5,352	3.4%
Asset-backed securities and collateralized mortgage obligations	7,617	4.2%	7,214	4.6%
Corporate	19,843	11.0%	15,209	9.6%
Total fixed maturities	59,764	33.1%	56,195	35.4%
Equity investments:
Common stock	24,172	13.4%	19,526	12.3%
Warrants	1,124	0.6%	92	0.1%
Total equity investments	25,296	14.0%	19,618	12.4%
Limited liability investments	15,377	8.5%	7,294	4.6%
Other investments	4,102	2.3%	3,576	2.3%
Short-term investments	400	0.2%	400	0.3%
Total investments	104,939	58.1%	87,083	55.0%
Cash and cash equivalents	75,785	41.9%	71,234	45.0%
Total	180,724	100.0%	158,317	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2015 and December 31, 2014.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars)

	September 30, 2015	% of Total	December 31, 2014	% of Total
Due in less than one year	10,803	18.1%	19,256	34.3%
Due in one through five years	38,047	63.7%	30,166	53.7%
Due after five through ten years	2,165	3.6%	1,540	2.7%
Due after ten years	8,749	14.6%	5,233	9.3%
Total	59,764	100.0%	56,195	100.0%

At September 30, 2015, 81.8% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2015 and December 31, 2014, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 91.5% of those investments rated 'A' or better at September 30, 2015. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable in five years, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 20, "Related Party Transactions," to the unaudited consolidated interim financial statements. The preferred stock is not rated.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	September 30, 2015	December 31, 2014
AAA/Aaa	61.2%	65.3%
AA/Aa	11.6	8.4
A/A	18.7	21.9
Percentage rated A/A2 or better	91.5%	95.6%
BBB/Baa	3.5	4.4
Not rated	5.0	—
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments recorded for the three months ended September 30, 2015 and September 30, 2014, respectively, and for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and the respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of an individual investment with a maturity date where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At September 30, 2015 and December 31, 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $2.5 million and $0.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed

KINGSWAY FINANCIAL SERVICES INC.

maturities. At each of September 30, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. In October 2015, the Company sold certain of these investments.  The Company estimates that it will record a gain of approximately $1.2 million during the fourth quarter of 2015 related to these sales. Table 5 below presents additional information pertaining to the limited liability investments at September 30, 2015 and December 31, 2014.
TABLE 5 Limited liability investments
(in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	September 30, 2015	September 30, 2015	December 31, 2014
Real estate held through LP	369	4,524	4,524
Investments held through LLC	1,650	10,147	2,636
Other	350	706	134
Total	2,369	15,377	7,294
Investment in Investee
At September 30, 2015, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
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
1347 Capital Corp. has 24 months from July 21, 2014, the date of the initial public offering, to complete a successful business combination. Had a successful business combination been consummated during the third quarter of 2015, and assuming the September 30, 2015 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $5.8 million at September 30, 2015. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $1.7 million.
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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2015	December 31, 2014
Non-standard automobile	52,371	58,493
Commercial automobile	2,070	4,248
Other	997	1,154
Total	55,438	63,895
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	September 30, 2015	December 31, 2014
Non-standard automobile	50,929	55,476
Commercial automobile	1,989	4,062
Other	997	1,154
Total	53,915	60,692
Non-Standard Automobile
At September 30, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $52.4 million and $58.5 million, respectively. The decrease is due to a decline at Mendota and Amigo.
Commercial Automobile
At September 30, 2015 and December 31, 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $2.1 million and $4.2 million, respectively. The decrease is due to the continuing voluntary run-offs of Amigo and MCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Unfavorable (favorable) change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	185	(285)	(299)	(1,151)
For the three months ended September 30, 2015, the Company reported $0.2 million of unfavorable development for property and casualty unpaid loss and loss adjustment expenses from prior accident years (favorable development of $0.3 million year to date) compared with favorable development of $0.3 million for the three months ended September 30, 2014 ($1.2 million prior year to date). The unfavorable development reported for the three months ended September 30, 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo. The favorable development reported for the nine months ended September 30, 2015 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo, offset by an increase in property and casualty unpaid loss and loss adjustment expenses at Mendota. The favorable development reported for the three and nine months ended September 30, 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows
During the nine months ended September 30, 2015, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $10.5 million. This use of cash can be explained primarily by the loss from continuing operations of $9.3 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $8.5 million, offset by the decrease in reinsurance recoverable of $2.0 million and the change in other, net of $5.7 million, primarily due to the increase in accrued expenses and other liabilities.
During the nine months ended September 30, 2015, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $28.0 million. This source of cash was driven primarily by the net proceeds from the sale of ARS of $44.9 million, as further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, partially offset by purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During the nine months ended September 30, 2015, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $12.9 million. This use of cash is due to the redemption of C$15.8 million outstanding of LROC preferred units due June 30, 2015, as further discussed in Note 5, "Disposition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the nine months ended September 30, 2015 was $4.6 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments without regulatory approval pursuant to the domiciliary state insurance regulations.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of September 30, 2015, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 9, 2015	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 9, 2015	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

