Form 10-K
period 2015-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2016-03-10
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $77,000,523 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 10, 2016 was 19,709,706.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2015.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2015 Annual Report on Form 10-K (the "2015 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2015 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2015 Annual Report.

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
Financial information about Kingsway's reportable business segments for the years ended December 31, 2015 and 2014 is contained in the following sections of this 2015 Annual Report: (i) Note 22, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive income. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency are reflected in foreign exchange losses, net in the consolidated statements of operations.
All of the dollar amounts in this 2015 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential future earnout payments to the Company equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. The Company recorded a net gain on disposal of ARS, not including future earnout payments, of $11.3 million during 2015. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Further information is contained in Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements.
Termination of Management Services Agreement
On February 24, 2015, the Company announced that it had entered into a definitive agreement with 1347 Property Insurance Holdings, Inc. ("PIH") to terminate the Management Services Agreement ("MSA") previously entered into on February 11, 2014. Pursuant to the transaction, the Company received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, mandatorily redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby the Company will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company recorded a gain of $6.0 million during

KINGSWAY FINANCIAL SERVICES INC.

2015 related to the termination of the MSA, which is included in other income in the consolidated statements of operations. Further information is contained in Note 24, "Related Party Transactions," to the Consolidated Financial Statements.
Deconsolidation
During the second quarter of 2015, the Company's controlling interest in Kingsway Linked Return of Capital Trust ("KLROC Trust") was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its Linked Return of Capital ("LROC") preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million during 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015. Further information is contained in Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements.
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
The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only nine states. In 2015, the following states accounted for 84.8% of Insurance Underwriting's gross premiums written: Florida (24.0%), Texas (16.3%), Illinois (15.7%), California (10.3%), Nevada (9.9%) and Colorado (8.6%).
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
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment.
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

KINGSWAY FINANCIAL SERVICES INC.

Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2015 and 2014.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in thousands of dollars, except for percentages)

	2015	% of Total	2014	% of Total
Private passenger auto liability	78,811	67.7%	76,487	67.1%
Auto physical damage	37,592	32.3%	37,515	32.9%
Total gross premiums written	116,403	100.0%	114,002	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in thousands of dollars, except for percentages)

	2015	% of Total	2014	% of Total
Florida	27,935	24.0%	21,440	18.8%
Texas	18,989	16.3%	20,142	17.7%
Illinois	18,265	15.7%	17,786	15.6%
California	12,046	10.3%	11,363	10.0%
Nevada	11,572	9.9%	10,863	9.5%
Colorado	10,027	8.6%	11,033	9.7%
Other	17,569	15.2%	21,375	18.7%
Total gross premiums written	116,403	100.0%	114,002	100.0%
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
Non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written in 2015 and 2014. For the year ended December 31, 2015, gross premiums written for non-standard automobile insurance increased 2.1% to $116.4 million as compared to $114.0 million in 2014. The increase in gross premiums written resulted primarily from increased premium volumes written in Florida during the year ended December 31, 2015 compared to prior year.

KINGSWAY FINANCIAL SERVICES INC.

Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 3,700 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our underwriting guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
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
From time to time, the non-standard automobile market attracts competition from new entrants. In many cases, these entrants are looking for growth and, as a result, price their insurance below the rates that we believe provide an acceptable return for the related risk. We firmly believe that it is not in our best interest to compete solely on price; consequently, we are willing to experience a loss of market share during periods of intense price competition or soft market conditions. During the last few years, the Company carried out a detailed review of its premium adequacy in the territories in which it operates and implemented steps to terminate business where premium adequacy was unlikely to be achieved within an acceptable period of time.
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
In addition to claims adjusters, our operating subsidiaries also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling, particularly with respect to identifying instances of fraud. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also engage independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
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
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
As described above, effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, ARS. As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Insurance Services segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Insurance Services segment.
Insurance Services Products
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

KINGSWAY FINANCIAL SERVICES INC.

Trinity is a provider of HVAC, standby generator, commercial LED lighting and refrigeration warranty products and provider of equipment breakdown and maintenance support services to companies across the United States. As a provider of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. A warranty contract is an agreement between Trinity and the purchaser of such HVAC, standby generator, commercial LED lighting and refrigeration equipment to replace or repair, for a specific term, designated parts in the event of a mechanical breakdown. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
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
Trinity directly markets and distributes its warranty products to manufacturers, distributors and installers of HVAC, standby generator, commercial LED lighting and refrigeration equipment. As a provider of equipment breakdown and maintenance support, Trinity directly markets and distributes its product through its clients, which are primarily companies that directly own and operate numerous locations across the United States.
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
Trinity operates in an environment with few market competitors. Trinity competes on two important facets: its belief that it provides superior customer service relative to its competitors and its ability, through the support of its insurance company partners, to provide warranty solutions to a wider range of HVAC, standby generator, commercial LED lighting and refrigeration equipment than that of its competitors.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 3 Provision for property and casualty unpaid loss and loss adjustment expense, net of recoveries from reinsurers
As of December 31, 2015 (in thousands of dollars, except percentages)

	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, gross	55,471	63,895	84,534	103,116	120,258	174,708	186,685	183,151	197,951	119,150	106,825
Less: reinsurance recoverable on property and casualty unpaid loss and loss adjustment expenses	1,207	3,203	7,942	5,478	298	7,974	—	499	327	301	481
Property and casualty unpaid loss and loss adjustment expenses originally established - end of year, net	54,264	60,692	76,592	97,638	119,960	166,734	186,685	182,652	197,624	118,849	106,344
Cumulative net paid as of:
One year later		39,068	42,428	53,426	70,046	105,201	111,676	107,139	108,615	48,817	50,040
Two years later			56,746	72,091	99,444	141,165	155,494	156,753	150,535	75,525	71,018
Three years later				81,279	108,966	162,233	175,318	180,437	174,313	90,925	83,889
Four years later					115,386	170,194	188,024	190,763	183,621	98,801	91,333
Five years later						174,897	192,260	196,034	186,908	101,392	94,894
Six years later							195,048	197,798	188,791	102,749	96,144
Seven years later								198,905	189,399	103,020	97,365
Eight years later									190,133	103,295	97,560
Nine years later										103,571	97,684
Ten years later											97,950
Re-estimated liability as of:
One year later		61,308	71,471	96,459	133,790	174,640	201,086	184,462	190,176	108,978	105,095
Two years later			69,787	90,193	133,793	185,019	201,978	197,621	186,915	104,908	98,230
Three years later				89,578	127,131	187,144	206,787	197,961	193,305	106,018	96,552
Four years later					125,930	182,517	209,636	200,983	191,902	106,835	97,618
Five years later						181,774	206,123	201,276	191,969	105,977	98,024
Six years later							205,593	197,705	192,913	105,992	98,340
Seven years later								197,169	188,604	105,942	99,079
Eight years later									188,487	104,164	99,340
Nine years later										103,894	98,764
Ten years later											98,576

As of December 31, 2015: Cumulative deficiency (redundancy)		616	(6,805)	(8,060)	5,970	15,040	18,908	14,517	(9,137)	(14,955)	(7,768)
Cumulative deficiency (redundancy) as a % of property and casualty unpaid loss and loss adjustment expenses originally established - net		1.0%	(8.9)%	(8.3)%	5.0%	9.0%	10.1%	7.9%	(4.6)%	(12.6)%	(7.3)%
Re-estimated liability - gross		61,308	69,787	89,578	125,930	189,221	205,593	197,169	188,487	103,894	98,576
Less: re-established reinsurance recoverable		—	—	—	—	7,447	—	—	—	—	—
Re-estimated provision - net		61,308	69,787	89,578	125,930	181,774	205,593	197,169	188,487	103,894	98,576
Cumulative deficiency (redundancy) - gross		(2,587)	(14,747)	(13,538)	5,672	14,513	18,908	14,018	(9,464)	(15,256)	(8,249)
% of property and casualty unpaid loss and loss adjustment expenses originally established - gross		(4.0)%	(17.4)%	(13.1)%	4.7%	8.3%	10.1%	7.7%	(4.8)%	(12.8)%	(7.7)%

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
TABLE 4 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31 (in thousands of dollars)

	2015	2014
Balance at beginning of period, gross	63,895	84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at beginning of period, net	60,692	76,592
Incurred related to:
Current year	86,439	84,577
Prior years	616	(5,123)
Paid related to:
Current year	(54,415)	(52,521)
Prior years	(39,068)	(42,428)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	(405)
Balance at end of period, net	54,264	60,692
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203
Balance at end of period, gross	55,471	63,895
INVESTMENTS
We manage our investments to support the liabilities of our insurance operations, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. The Investment and Capital Committee of the Board of Directors is responsible for monitoring the performance of our investments and compliance with the Company's investment policies and guidelines, which it reviews annually. We are also subject to the applicable state regulations that prescribe the type, quality and concentration of investments that individual insurance companies can make.
For further descriptions of the Company's investments, see our disclosures under the headings "Net Investment Income," "Net Realized Gains," "Investments," "Liquidity and Capital Resources" and "Critical Accounting Estimates and Assumptions" in the MD&A and Note 5, "Investments," and Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REINSURANCE
For most of the non-standard automobile business that we write, our exposure is generally limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We have from time to time, though, entered into different types of reinsurance arrangements as part of the management of our non-standard automobile business. For 2015 and 2014, we entered into an excess of loss reinsurance arrangement to reduce our exposure to losses related to certain catastrophic events which may occur in any of the states in which we write non-standard automobile business.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As of December 31, 2015, we had $1.4 million recoverable from third-party reinsurers. As shown in Table 5 below, at December 31, 2015, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 5 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2015

A+	65.0%
A-	35.0%
Total	100.0%
DEBT
Debt includes LROC preferred units and subordinated debt, both of which are carried at fair value.
Debt consists of the following instruments:
TABLE 6 Debt
As of December 31 (in thousands of dollars)

	2015		2014
	Principal	Fair Value	Principal	Fair Value
LROC preferred units due 2015	—	—	13,618	13,618
Subordinated debt	90,500	39,898	90,500	40,659
Total	90,500	39,898	104,118	54,277
Further information regarding our debt is discussed within the "Debt" section of MD&A as well as in Note 13, "Debt," to the Consolidated Financial Statements.
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

KINGSWAY FINANCIAL SERVICES INC.

We are a holding company with no business operations of our own. Our ability to meet our debt payment obligations and cover our operating expenses is largely dependent on dividends or other payments from our non-insurance subsidiaries as well as the sale of assets held by the holding company and the issuance of securities to raise capital. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At this time, the U.S. insurance subsidiaries of the Company are restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations. Other transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is executed.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2015, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
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

KINGSWAY FINANCIAL SERVICES INC.

to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.
In July 2010, the Dodd-Frank Act (the "DFA") was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office ("FIO") that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. FIO's report, which was delivered to Congress in 2013, concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. FIO established the Federal Advisory Committee on Insurance ("FACI") whose mission is to provide recommendations to FIO on issues it monitors for Congress. While the NAIC continues to promote the strengths of the U.S. state-based insurance regulatory system, both FIO/FACI and international standard setting authorities such as the International Association of Insurance Supervisors are actively seeking a role in shaping the future of the U.S. insurance regulatory framework.
Title V of the Wall Street Reform Act instructs the FIO Director to submit an update to the report that FIO submitted to Congress in 2013 describing the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010 ("NRRA") on the ability of state regulators to access reinsurance information for regulated entities in their jurisdictions. The update, submitted by FIO in May 2015, concludes that Part II of NRRA has not had an adverse impact on the ability of state regulators to access reinsurance information from regulated companies. It is not yet known whether or how these organizations' recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kingsway’s operations.
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
EMPLOYEES
At December 31, 2015, we employed 305 personnel supporting our continuing operations, of which 301 were full-time employees.
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
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2015 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As of December 31, 2015, we had $90.5 million principal value of outstanding subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December, 2032. Because of our substantial outstanding debt:

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
$90.5 million principal value of our outstanding debt bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. As of December 31, 2015, each one percentage point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
Our operations are restricted by the terms of our debt indentures, which could limit our ability to plan for or react to market conditions or meet our capital needs.
Our debt indentures contain numerous covenants that may limit our ability, among other things, to make particular types of restricted payments and pay dividends or redeem capital stock. The covenants under our debt agreements could limit our ability to plan for or react to market conditions or to meet our capital needs. No assurances can be given that we will be able to maintain compliance with these covenants.
If we are not able to comply with the covenants and other requirements contained in the debt indentures, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, and the holders of the defaulted debt instrument could declare amounts outstanding with respect to such debt to become immediately due and payable. Upon such an event, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
The Investment and Capital Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company.

KINGSWAY FINANCIAL SERVICES INC.

We may not be able to realize our investment objectives, which could significantly reduce our earnings and liquidity.
We depend on our investments, particularly our fixed maturities, for a substantial portion of our liquidity. As of December 31, 2015, the fair value of our investments included $55.6 million of fixed maturities. Given the low interest rate environment which exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities which has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
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
We have provided a third-party guarantee which could materially adversely affect our business, results of operations and financial condition.
We provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of ours.  This agreement may require us to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. Our potential exposure under this agreement is not determinable, and no assurances can be given that we will not be required to perform under this agreement in a manner that has a material adverse effect on our business, results of operations and financial condition.

KINGSWAY FINANCIAL SERVICES INC.

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.
Our U.S. businesses have generated net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $849.9 million as of December 31, 2015. These losses can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these losses would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these losses and realize the positive cash flow benefit.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
For the year ended December 31, 2015, 100.0% of the gross premiums written from our Insurance Underwriting segment were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment as was experienced in the United States throughout 2011 and 2012. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of our non-standard automobile insurance gross premiums written from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas.
Certain jurisdictions, specifically Florida, Texas, Illinois, California, Colorado and Nevada, generated 84.8% of our non-standard automobile insurance gross premiums written during 2015.
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
We purchase reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2015, we had $2.6 million recoverable from third-party reinsurers, including reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Company currently has two of its insurance subsidiaries, MCC and Amigo, operating in voluntary run-off. Our success at managing these run-offs is highly dependent upon proper claim-handling and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-offs, or the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent on the continuing availability of the necessary liquidity, from the sale of securities, collection of reinsurance recoverables and, potentially, capital contributions, to properly settle claims. Our inability to sell securities when needed or to collect outstanding reinsurance recoverables when due could have an adverse effect on our results of operation or financial condition. See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-offs of MCC and Amigo.
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
Item 1B. Unresolved Staff Comments
None.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Properties

KINGSWAY FINANCIAL SERVICES INC.

Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 75,810 at four locations in four states. The latest expiration date of the existing leases is in November 2019.
Insurance Services leases facilities with an aggregate square footage of approximately 20,636 at four locations in two states. The latest expiration date of the existing leases is in November 2019.
The Company leases facilities for its corporate offices with an aggregate square footage of approximately 8,996 at two locations in one state. The latest expiration date of the existing leases is in September 2025.
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

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2015
Quarter 4	C$	6.51	C$	5.43	$4.90	$4.09
Quarter 3	7.62		5.95		5.97	4.43
Quarter 2	7.62		6.69		6.12	5.47
Quarter 1	7.49		6.44		5.94	5.41
2014
Quarter 4	7.30		6.05		6.40	5.40
Quarter 3	7.55		6.41		6.91	6.00
Quarter 2	7.30		4.82		6.69	4.33
Quarter 1	4.88		4.15		4.32	3.85
Shareholders of Record
As of March 9, 2016, the closing sales price of our common shares as reported by the TSX was C$5.41 per share and as reported by the NYSE was $4.18 per share.
As of March 10, 2016, we had 19,709,706 common shares issued and outstanding, held by approximately 3,800 shareholders of record.
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
We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends or other payments from our non-insurance subsidiaries as well as the sale of assets held by the holding company and the issuance of securities to raise capital. Dividends declared and paid by an insurance subsidiary are subject to certain restrictions which may require prior approval by the insurance regulators of the state in which such subsidiary is domiciled. At December 31, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations. There are no regulatory restrictions on the payment of dividends from the businesses which compromise Insurance Services.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2015, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our 2013 Equity Incentive Plan (the "2013 Plan") adopted by the Board of Directors in 2013. The 2013 Plan has been approved by the shareholders of the Company.

KINGSWAY FINANCIAL SERVICES INC.

The following summary information is presented with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2015:

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
Recent Sales of Unregistered Securities
During 2015, we did not have any unregistered sales of our equity securities.
Repurchases of Equity Securities
During 2015, we did not have any repurchases of our equity securities.
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
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout this 2015 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however new business is accepted in only nine states. In 2015, production in the following states represented 84.8% of Insurance Underwriting's gross premiums written: Florida (24.0%), Texas (16.3%), Illinois (15.7%), California (10.3%), Nevada (9.9%) and Colorado (8.6%). For the year ended December 31, 2015, non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written.
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
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2015 Annual Report, the term "Insurance Services" is used to refer to this segment.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
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
NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2015 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income (loss), we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are segment operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment. However, this information is available in total and by segment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) which, in addition to operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration benefit, impairment of asset held for sale, interest expense, foreign exchange losses, net, (gain) loss on change in fair value of debt, loss on disposal of subsidiary, loss on disposal of asset held for sale, loss on deconsolidation of subsidiary and equity in net loss of investee. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax expense (benefit) for the year ended December 31, 2015 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.
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
Valuation of Fixed Maturities and Equity Investments
Our equity investments, including warrants, are recorded at fair value using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist. For fixed maturities, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Any change in the estimated fair value of our investments could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our consolidated balance sheets.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write down of $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015. The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2015, the Company maintains a valuation allowance of $283.6 million, $277.1 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
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
Impairment Assessment of Intangible Assets
Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of vehicle service agreements in-force ("VSA in-force"), database and customer-related relationships. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Indefinite-lived intangible assets consist of insurance licenses and trade name. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Additional information regarding our intangible assets is included in Note 10, "Intangible Assets," to the Consolidated Financial Statements.
Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of the implied fair value of goodwill of a reporting unit requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying value. For reporting units with a negative book value, qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Additional information regarding our goodwill is included in Note 9, "Goodwill," to the Consolidated Financial Statements.
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
Derivative Financial Instruments
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 24, "Related Party Transactions," to the Consolidated Financial Statements, for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.
We measure derivative financial instruments at fair value. Warrants are recorded at fair value using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist. The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require us to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, we have assigned a fair value of zero to the performance shares. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of derivative financial instruments that are actively traded, in other comprehensive income (loss). Realized gains or losses are recognized upon settlement of the contracts.
Fair Value Assumptions for Debt Obligations
Our Linked Return of Capital ("LROC") preferred units due June 30, 2015 and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units was based on quoted market prices prior to redemption in June 2015, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs. Any change in the estimated fair value of our debt is reflected in the gain or loss on change in fair value of debt we record in the consolidated statements of operations and in the carrying value for our debt on our consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Contingent Consideration
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes reported in the consolidated statements of operations as contingent consideration benefit or expense. The fair value of contingent consideration liabilities is estimated using valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at the estimated fair value at the balance sheet date. We revalue these contingent consideration liabilities each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and an impact on the payout of contingent consideration liabilities. Additional information regarding our contingent consideration liabilities is included in Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating (loss) income to net income (loss) for the years ended December 31, 2015 and 2014 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
For the years ended December 31 (in thousands of dollars)

	2015	2014	Change
Segment operating (loss) income
Insurance Underwriting	(1,147)	1,290	(2,437)
Insurance Services	(628)	206	(834)
Total segment operating (loss) income	(1,775)	1,496	(3,271)
Net investment income	2,918	1,616	1,302
Net realized gains	1,197	5,041	(3,844)
Other-than-temporary impairment loss	(10)	—	(10)
Other income and expenses not allocated to segments, net	(3,753)	(4,887)	1,134
Amortization of intangible assets	(1,244)	(1,620)	376
Contingent consideration benefit	1,139	2,223	(1,084)
Impairment of asset held for sale	—	(1,180)	1,180
Interest expense	(5,278)	(5,645)	367
Foreign exchange losses, net	(1,215)	(419)	(796)
Gain (loss) on change in fair value of debt	1,458	(10,953)	12,411
Loss on disposal of subsidiary	—	(1,244)	1,244
Loss on disposal of asset held for sale	—	(125)	125
Loss on deconsolidation of subsidiary	(4,420)	—	(4,420)
Equity in net loss of investee	(339)	(190)	(149)
Loss from continuing operations before income tax expense (benefit)	(11,322)	(15,887)	4,565
Income tax expense (benefit)	93	(1,221)	1,314
Loss from continuing operations	(11,415)	(14,666)	3,251
Income from discontinued operations, net of taxes	1,417	3,442	(2,025)
Gain on disposal of discontinued operations, net of taxes	11,267	—	11,267
Net income (loss)	1,269	(11,224)	12,493

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Loss from Continuing Operations, Net Income (Loss) and Diluted Earnings (Loss) per Share
For the year ended December 31, 2015, we incurred a loss from continuing operations of $11.4 million ($0.60 per diluted share) compared to $14.7 million ($0.95 per diluted share) for the year ended December 31, 2014. The loss from continuing operations for the year ended December 31, 2015 is primarily attributable to operating loss in Insurance Underwriting and Insurance Services, income and expenses not allocated to segments, interest expense, and loss on deconsolidation of subsidiary, partially offset by net investment income and gain on change in fair value of debt. The loss from continuing operations for the year ended December 31, 2014 is attributable to income and expenses not allocated to segments, impairment of asset held for sale, interest expense, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains, contingent consideration benefit and operating income in Insurance Services and Insurance Underwriting.
For the year ended December 31, 2015, we reported net income of $1.3 million ($0.04 per diluted share) compared to net loss of $11.2 million ($0.75 per diluted share) for the year ended December 31, 2014.
Insurance Underwriting
For the year ended December 31, 2015, Insurance Underwriting gross premiums written were $116.4 million compared to $114.0 million for the year ended December 31, 2014, representing a 2.1% increase. Net premiums written decreased 1.5% to $116.2 million for the year ended December 31, 2015 compared with $118.0 million for the year ended December 31, 2014. Net premiums earned increased 3.4% to $117.4 million for the year ended December 31, 2015 compared with $113.5 million for the year ended December 31, 2014. The increase in gross premiums written and net premiums earned results primarily from increased premium volumes written in Florida during the year ended December 31, 2015 compared to prior year.
The Insurance Underwriting operating loss increased to $1.1 million for the year ended December 31, 2015 compared to operating income of $1.3 million for the year ended December 31, 2014. The increase in operating loss is primarily attributed to an increase in loss and loss adjustment expenses, partially offset by an increase in net premiums earned and a decrease in general expenses in 2015 as compared to 2014.
The Insurance Underwriting loss and loss adjustment expense ratio for 2015 was 74.1% compared to 69.7% in 2014. The increase in the loss and loss adjustment expense ratio is primarily attributable to lower favorable development related to property and casualty unpaid loss and loss adjustment expenses at Amigo and MCC in 2015 compared to 2014 due to the continuing voluntary run-offs of Amigo and MCC.
The Insurance Underwriting expense ratio was 27.4% in 2015 compared with 29.5% in 2014. The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $8.3 million and $8.1 million, respectively, for the years ended December 31, 2015 and December 31, 2014.
The Insurance Underwriting combined ratio was 101.5% in 2015 compared with 99.2% in 2014, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 6.9% to $23.0 million for the year ended December 31, 2015 compared with $24.7 million for the year ended December 31, 2014. This decrease was due to decreased service fee and commission income at IWS. The Insurance Services operating loss was $0.6 million for the year ended December 31, 2015 compared with operating income of $0.2 million for the year ended December 31, 2014. The increase in operating loss is primarily related to decreased service fee and commission income at IWS and increased general and administrative expenses at Trinity for the year ended December 31, 2015 compared to the same period in 2014.
Net Investment Income
Net investment income increased to $2.9 million in 2015 compared to $1.6 million in 2014. The increase in 2015 is due to an increase in income from limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.
Net Realized Gains
The Company incurred net realized gains of $1.2 million in 2015 compared to $5.0 million in 2014. The net realized gains in 2015 resulted primarily from the liquidation of limited liability investments in Insurance Underwriting. The net realized gains in 2014 resulted primarily from the liquidation of equity investments in Insurance Underwriting.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $3.8 million in 2015 compared to $4.9 million in 2014. The decrease in net expense is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 24, "Related Party Transactions," to the Consolidated Financial Statements, partially offset by less general expense for salaries, employee benefits and professional fees in 2014 as compared to 2015, and $2.3 million of income reported during the first quarter of 2014 related to PIH. As further discussed in Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.2 million in 2015 compared to $1.6 million in 2014. The decrease is primarily attributed to less amortization expense related to the IWS VSA in-force intangible asset in 2015 compared to 2014. The VSA in-force asset is amortized over a seven-year term as the corresponding deferred service fees acquired are earned as revenue.
Contingent Consideration Benefit
Contingent consideration benefit was $1.1 million in 2015 compared to $2.2 million in 2014. Contingent consideration liabilities resulting from the acquisitions of IWS and Trinity were estimated at their respective acquisition dates using valuation models designed to estimate the probability of such contingent payments based on various assumptions. The valuation models assume certain achievement of targets, discount rates related to riskiness of the projections used and the time value of money to calculate the net present value of future consideration payments. Each reporting period, the Company reevaluates its contingent consideration liabilities and, if significant, makes adjustments to the recorded liabilities. As a result of the analyses performed in 2015 and 2014, the Company decreased contingent consideration liabilities by $1.5 million and $3.0 million, respectively, during the fourth quarters of 2015 and 2014, resulting in a total liability of $2.0 million and $3.1 million, respectively, at December 31, 2015 and 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements, for further details.
Impairment of Asset Held for Sale
Prior to the fourth quarter of 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. As a result of declines in the fair value of the property, the Company recorded an impairment write-down of $1.2 million related to the asset held for sale during the year ended December 31, 2014.
Interest Expense
Interest expense for 2015 was $5.3 million compared to $5.6 million in 2014. The decrease is attributable to the repayment during June 2015 of the outstanding principal balance on the LROC preferred units due June 30, 2015.
Foreign Exchange Losses, Net
During 2015, the Company incurred foreign exchange losses, net of $1.2 million compared to $0.4 million in 2014. Foreign exchange losses, net for the years ended December 31, 2015 and 2014 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust").
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $1.5 million in 2015 compared to a loss of $11.0 million in 2014. The 2015 gain is primarily due to a decrease in the fair values of the subordinated debt and LROC preferred units, whereas the 2014 loss is due to an increase in the fair value of the Company's subordinated debt, partially offset by a decrease in the fair value of the LROC preferred units. For information regarding the Company's approach to determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million in 2014. See Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements, for further details.
Loss on Disposal of Asset Held for Sale
During the fourth quarter of 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. See Note 11, "Property and Equipment," to the Consolidated Financial Statements, for further details.
Loss on Deconsolidation of Subsidiary
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million during the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015. Refer to Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
Equity in Net Loss of Investee
Equity in net loss of investee of $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, represents the loss related to the Company's investment in 1347 Capital Corp. See Note 6, "Investment in Investee," to the Consolidated Financial Statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for 2015 was $0.1 million compared to a tax benefit of $1.2 million in 2014. See Note 15, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax expense (benefit) recorded for the years ended December 31, 2015 and 2014, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2015, we held cash and cash equivalents and investments with a carrying value of $159.4 million. As of December 31, 2015, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2015	% of Total	2014	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	20,453	12.8%	20,759	13.1%
Canadian government	—	—%	4,242	2.7%
States, municipalities and political subdivisions	2,256	1.4%	3,419	2.2%
Mortgage-backed	7,963	5.0%	5,352	3.4%
Asset-backed securities and collateralized mortgage obligations	6,023	3.8%	7,214	4.6%
Corporate	18,864	11.8%	15,209	9.6%
Total fixed maturities	55,559	34.8%	56,195	35.6%
Equity investments:
Common stock	26,586	16.7%	19,526	12.3%
Warrants	973	0.6%	92	0.1%
Total equity investments	27,559	17.3%	19,618	12.4%
Limited liability investments	20,141	12.6%	7,294	4.6%
Other investments	4,077	2.6%	3,576	2.3%
Short-term investments	400	0.3%	400	0.1%
Total investments	107,736	67.6%	87,083	55.0%
Cash and cash equivalents	51,701	32.4%	71,234	45.0%
Total	159,437	100.0%	158,317	100.0%

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2015 and 2014.
TABLE 3 Fair value of fixed maturities by contractual maturity date
As of December 31 (in thousands of dollars, except for percentages)

	2015	% of Total	2014	% of Total
Due in less than one year	10,078	18.1%	19,256	34.3%
Due in one through five years	35,999	64.8%	30,166	53.7%
Due after five through ten years	1,425	2.6%	1,540	2.7%
Due after ten years	8,057	14.5%	5,233	9.3%
Total	55,559	100.0%	56,195	100.0%
At December 31, 2015, 82.9% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2015 and 2014, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.8% of those investments rated 'A' or better at December 31, 2015. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable in five years, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 24, "Related Party Transactions," to the Consolidated Financial Statements. The preferred stock is not rated.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 4 Credit ratings of fixed maturities
As of December 31

Rating (S&P/Moody's)	2015	2014
AAA/Aaa	61.9%	65.3%
AA/Aa	10.5	8.4
A/A	18.4	21.9
Percentage rated A/A2 or better	90.8%	95.6%
BBB/Baa	3.7	4.4
Not rated	5.5	—
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write down of $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015. There were no write-downs for other-than-temporary impairments related to investments for the year ended December 31, 2014.
The length of time a fixed maturity investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of a fixed maturity investment where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell a fixed maturity investment at a loss.
Due to the inherent volatility of equity markets, we believe an equity investment may trade from time to time below its intrinsic value based on historical valuation measures. In these situations, an equity investment may be maintained in an unrealized loss position for different periods of time based on the underlying economic assumptions driving the investment manager’s valuation of the holding.
At December 31, 2015 and 2014, the gross unrealized losses for fixed maturities and equity investments amounted to $2.6 million and $0.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments typically yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at December 31, 2015 and 2014.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 5 Limited liability investments
As of December 31 (in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	2015	2015	2014
Real estate held through LP	—	—	4,524
Investments held through LLC	1,650	19,449	2,636
Other	350	692	134
Total	2,000	20,141	7,294
Investment in Investee
At December 31, 2015, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the Consolidated Financial Statements at December 31, 2015. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
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
1347 Capital Corp. has 24 months from July 21, 2014, the date of the initial public offering, to complete a successful business combination. Had a successful business combination been consummated during 2015, and assuming the December 31, 2015 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $5.8 million at December 31, 2015. There can be no assurance that 1347 Capital Corp. will complete a successful business combination. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $1.8 million.
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
TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in thousands of dollars)

Line of Business	2015	2014
Non-standard automobile	53,066	58,493
Commercial automobile	1,358	4,248
Other	1,047	1,154
Total	55,471	63,895

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in thousands of dollars)

Line of Business	2015	2014
Non-standard automobile	51,937	55,476
Commercial automobile	1,280	4,062
Other	1,047	1,154
Total	54,264	60,692
Non-Standard Automobile
At December 31, 2015 and 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $53.1 million and $58.5 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and MCC.
Commercial Automobile
At December 31, 2015 and 2014, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $1.4 million and $4.2 million, respectively. This decrease is due to the continuing voluntary run-offs of Amigo and MCC.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2015 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2010 & prior	(457)	(406)	120	(743)
2011	(451)	(7)	—	(458)
2012	1,018	(432)	—	586
2013	(935)	(134)	—	(1,069)
2014	2,300	—	—	2,300
Total	1,475	(979)	120	616
For the year ended December 31, 2014 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2009 & prior	(2,560)	(109)	(845)	(3,514)
2010	(724)	(381)	(8)	(1,113)
2011	(1,981)	(56)	—	(2,037)
2012	557	(161)	—	396
2013	1,401	(180)	(76)	1,145
Total	(3,307)	(887)	(929)	(5,123)
The net movements in prior years' provisions for property and casualty unpaid loss and loss adjustment expenses, net of reinsurance, was an increase of $0.6 million and a decrease of $5.1 million, respectively, for the years ended December 31, 2015 and 2014. Table 8 identifies the relative contribution of the increases (decreases) in the provisions for property and casualty unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The unfavorable development in 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. The favorable development in 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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
Cash Flows
During 2015, the net cash used in operating activities as reported on the consolidated statements of cash flows was $32.8 million. This use of cash can be explained primarily by the loss from continuing operations of $11.4 million, the decrease in the provision for unpaid loss and loss adjustment expenses of $8.4 million and decrease in other, net of $20.0 million; offset by the loss on deconsolidation of subsidiary of $4.4 million and the decrease in reinsurance recoverable of $2.2 million. The decrease in other, net of $20.0 million primarily relates to the Company's payment to its Trust Preferred trustees of accrued interest which the Company had been deferring since the first quarter of 2011.
During 2015, the net cash provided by investing activities as reported on the consolidated statements of cash flows was $26.2 million. This source of cash was driven primarily by the net proceeds from the sale of ARS of $44.9 million, as further discussed in Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements, partially offset by purchases of fixed maturities, equity investments and limited liability investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During 2015, the net cash used in financing activities as reported on the consolidated statements of cash flows was $12.9 million. This use of cash is due to the redemption of C$15.8 million outstanding of LROC preferred units due June 30, 2015, as further discussed in Note 4, "Disposition, Deconsolidation and Discontinued Operations," to the Consolidated Financial Statements.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2015 was $19.5 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
On February 3, 2014, the Company closed on its previously announced private placement totaling $6.6 million, as further discussed in Note 19, "Class A Preferred Stock," to the Consolidated Financial Statements. At closing, the Company received gross proceeds of $6.6 million, resulting from the sale and issuance of 262,876 units for a purchase price of $25.00 per unit. Net proceeds to the Company were $6.3 million after deducting expenses.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2015, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2015, Amigo's RBC was 873%.
Kingsway previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2015, MCC's RBC was 1,111%.
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2015, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
DEBT
U.S. Senior Note Offering
On January 29, 2004, the Company's subsidiary, Kingsway America Inc. ("KAI") completed the sale of $100.0 million 7.5% senior notes due 2014. In March 2004, an additional $25.0 million of these senior notes were issued. Interest payments were made on February 1 and August 1 of each year.  The notes were fully and unconditionally guaranteed by the Company. The notes were redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009 subject to the conditions stated in the trust indenture.
KAI subsequently repurchased and retired most of the originally issued par value. In February 2014, KAI repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.
LROC Preferred Units
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million through the issuance of 3,120,000 LROC 5% preferred units due June 30, 2015, of which the Company was a promoter. KLROC Trust's net proceeds of the public offering was C$74.1 million.
Beginning in 2009, KFS Capital LLC ("KFS Capital"), an affiliate of the Company, began purchasing LROC preferred units. During 2009, KFS Capital acquired 833,715 LROC preferred units. On June 9, 2010, KFS Capital commenced the take-over bid ("the KLROC Offer") to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
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
During the second quarter of 2015, the Company's controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million for the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%, but until dates ranging from December 4, 2007 to January 8, 2009, the interest rates will not exceed 12.45% to 12.75%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity. During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. On November 6, 2015, the Company paid $22.1 million to its Trust Preferred trustees to be used by the trustees to pay the interest which the Company had been deferring since the first quarter of 2011.  At December 31, 2015 and 2014, deferred interest payable of zero and $17.4 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
CONTRACTUAL OBLIGATIONS
Table 9 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt, the provision for unpaid loss and loss adjustment expenses and future minimum payments under operating leases. Interest payments in Table 9 related to the subordinated debt assume LIBOR remains constant throughout the projection period.
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
TABLE 9 Cash payments related to contractual obligations projected by period
As of December 31, 2015 (in thousands of dollars)

	2016	2017	2018	2019	2020	Thereafter	Total
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	4,057	4,136	4,136	4,136	4,136	50,531	71,132
Unpaid loss and loss adjustment expenses	37,846	12,101	4,849	2,065	722	863	58,446
Future minimum lease payments	1,584	1,561	873	666	18	70	4,772
Total	43,487	17,798	9,858	6,867	4,876	141,964	224,850
OFF-BALANCE SHEET ARRANGEMENTS
The Company has an off-balance sheet arrangement related to a guarantee, which is further described in Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.
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

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois

We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kingsway Financial Services Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
Grand Rapids, Michigan
March 10, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2015	December 31, 2014

Assets
Investments:
Fixed maturities, at fair value (amortized cost of $55,606 and $56,000, respectively)	$55,559	$56,195
Equity investments, at fair value (cost of $26,428 and $16,579, respectively)	27,559	19,618
Limited liability investments	20,141	7,294
Other investments, at cost which approximates fair value	4,077	3,576
Short-term investments, at cost which approximates fair value	400	400
Total investments	107,736	87,083
Cash and cash equivalents	51,701	71,234
Investment in investee	1,772	2,115
Accrued investment income	594	141
Premiums receivable, net of allowance for doubtful accounts of $165 and $1,889, respectively	27,090	28,885
Service fee receivable, net of allowance for doubtful accounts of $276 and $247, respectively	911	964
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	3,789	5,145
Reinsurance recoverable	1,422	3,652
Prepaid reinsurance premiums	7	8
Deferred acquisition costs, net	12,143	12,197
Income taxes recoverable	61	74
Property and equipment, net of accumulated depreciation of $12,537 and $15,751, respectively	5,577	5,975
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $6,009 and $4,765, respectively	14,736	15,980
Other assets	3,405	3,638
Assets held for sale	—	54,553
Total Assets	$241,022	$301,722
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$55,471	$63,895
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	58,446	66,870
Unearned premiums	35,234	36,432
Reinsurance payable	145	525
LROC preferred units, at fair value	—	13,618
Subordinated debt, at fair value	39,898	40,659
Deferred income tax liability	2,924	2,837
Deferred service fees	34,319	35,096
Accrued expenses and other liabilities	19,959	35,836
Liabilities held for sale	—	21,653
Total Liabilities	190,925	253,526

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6,394	6,330

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 19,709,706 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	341,646	340,844
Accumulated deficit	(308,995)	(312,050)
Accumulated other comprehensive income	9,300	8,670
Shareholders' equity attributable to common shareholders	41,951	37,464
Noncontrolling interests in consolidated subsidiaries	1,752	4,402
Total Shareholders' Equity	43,703	41,866
Total Liabilities and Shareholders' Equity	$241,022	$301,722
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2015	2014
Revenues:
Net premiums earned	$117,433	$117,593
Service fee and commission income	22,966	24,659
Net investment income	2,918	1,616
Net realized gains	1,197	5,041
Other-than-temporary impairment loss	(10)	—
Other income	15,462	9,315
Total revenues	159,966	158,224
Operating expenses:
Loss and loss adjustment expenses	92,812	86,227
Commissions and premium taxes	22,773	23,238
Cost of services sold	4,044	3,880
General and administrative expenses	41,760	41,613
Amortization of intangible assets	1,244	1,620
Contingent consideration benefit	(1,139)	(2,223)
Impairment of asset held for sale	—	1,180
Total operating expenses	161,494	155,535
Operating (loss) income	(1,528)	2,689
Other (revenues) expenses, net:
Interest expense	5,278	5,645
Foreign exchange losses, net	1,215	419
(Gain) loss on change in fair value of debt	(1,458)	10,953
Loss on disposal of subsidiary	—	1,244
Loss on disposal of asset held for sale	—	125
Loss on deconsolidation of subsidiary	4,420	—
Equity in net loss of investee	339	190
Total other expenses, net	9,794	18,576
Loss from continuing operations before income tax expense (benefit)	(11,322)	(15,887)
Income tax expense (benefit)	93	(1,221)
Loss from continuing operations	(11,415)	(14,666)
Income from discontinued operations, net of taxes	1,417	3,442
Gain on disposal of discontinued operations, net of taxes	11,267	—
Net income (loss)	1,269	(11,224)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	162	1,596
Less: dividends on preferred stock	329	300
Net income (loss) attributable to common shareholders	$778	$(13,120)
Loss per share - continuing operations:
Basic:	$(0.60)	$(0.95)
Diluted:	$(0.60)	$(0.95)
Earnings per share - discontinued operations:
Basic:	$0.64	$0.20
Diluted:	$0.64	$0.20
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.04	$(0.75)
Diluted:	$0.04	$(0.75)
Weighted average shares outstanding (in ‘000s):
Basic:	19,710	17,398
Diluted:	19,710	17,398

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years ended December 31,
	2015	2014

Net income (loss)	$1,269	$(11,224)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized losses arising during the period	(3,505)	(2,597)
Reclassification adjustment for amounts included in net income (loss)	1,564	1,552
Foreign currency translation adjustments	858	(31)
Recognition of currency translation loss on deconsolidation of subsidiary	1,243	—
Other comprehensive income (loss)	160	(1,076)
Comprehensive income (loss)	$1,429	$(12,300)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(308)	1,451
Comprehensive income (loss) attributable to common shareholders	$1,737	$(13,751)
(1) Net of income tax expense (benefit) of $0 and $0 in 2015 and 2014, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2014	16,429,761	$—	$324,803	$(298,930)	$9,601	$35,474	$1,446	$36,920
Net (loss) income	—	—	—	(12,820)	—	(12,820)	1,596	(11,224)
Other comprehensive loss	—	—	—	—	(931)	(931)	(145)	(1,076)
Exercise of warrants	3,279,945	—	14,803	—	—	14,803	—	14,803
Preferred stock dividends				(300)	—	(300)	—	(300)
Consolidation of 1347 Investors LLC	—	—	—	—	—		1,505	1,505
Forfeited options	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,239	—	—	1,239	—	1,239
Balance, December 31, 2014	19,709,706	$—	$340,844	$(312,050)	$8,670	$37,464	$4,402	$41,866
Deconsolidation of noncontrolling interest	—	—	—	2,342	—	2,342	(2,342)	—
Net income	—	—	—	1,107	—	1,107	162	1,269
Other comprehensive income (loss)	—	—	—	—	630	630	(470)	160
Preferred stock dividends, net of tax	—	—	—	(394)	—	(394)	—	(394)
Stock-based compensation	—	—	802	—	—	802	—	802
Balance, December 31, 2015	19,709,706	$—	$341,646	$(308,995)	$9,300	$41,951	$1,752	$43,703

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,269	$(11,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(11,267)	—
Equity in net loss of investee	339	190
Equity in net income of limited liability investments	(1,596)	(184)
Depreciation and amortization expense	1,845	1,635
Contingent consideration benefit	(1,139)	(2,223)
Stock-based compensation expense, net of forfeitures	802	1,239
Net realized gains	(1,197)	(5,041)
(Gain) loss on change in fair value of debt	(1,458)	10,953
Deferred income taxes	87	263
Other-than-temporary impairment loss	10	—
Amortization of fixed maturities premiums and discounts	323	618
Loss on disposal of subsidiary	—	1,244
Loss on disposal of asset held for sale	—	125
Loss on deconsolidation of subsidiary	4,420	—
Impairment of asset held for sale	—	1,180
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	1,848	3,001
Other receivables, net	1,356	(1,372)
Reinsurance recoverable	2,230	6,683
Prepaid reinsurance premiums	1	6,808
Deferred acquisition costs, net	54	195
Income taxes recoverable	13	(74)
Unpaid loss and loss adjustment expenses	(8,424)	(20,792)
Unearned premiums	(1,198)	(12,145)
Reinsurance payable	(380)	(508)
Deferred service fees	(777)	493
Other, net	(19,966)	2,597
Net cash used in operating activities	(32,805)	(16,339)
Investing activities:
Proceeds from sales and maturities of fixed maturities	27,480	27,655
Proceeds from sales of equity investments	819	8,047
Proceeds from sales of other investments	—	3,000
Purchases of fixed maturities	(26,351)	(36,902)
Purchases of equity investments	(9,564)	(14,462)
Net acquisition of limited liability investments	(10,312)	(2,703)
Net purchases of other investments	(600)	(3,600)
Net proceeds from (purchases of) short-term investments	4	(102)
Net proceeds from sale of discontinued operations	44,919	—
Acquisition of investee	—	(2,305)
Net (purchases) disposals of property and equipment	(203)	4,663
Net cash provided by (used in) investing activities	26,192	(16,709)
Financing activities:
Proceeds from issuance of preferred stock, net	—	6,330
Proceeds from exercise of warrants	—	14,803
Redemption of LROC preferred units	(12,920)	—
Redemption of senior unsecured debentures	—	(14,356)
Net cash (used in) provided by financing activities	(12,920)	6,777
Net decrease in cash and cash equivalents	(19,533)	(26,271)
Cash and cash equivalents at beginning of period	71,234	97,505
Cash and cash equivalents at end of period	$51,701	$71,234

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$24,249	$5,288
Income taxes	$—	$(736)
Non-cash investing and financing activities:
Fixed maturities received in connection with termination of MSA	$3,000	$—
Equity investments received in connection with termination of MSA	$960	$—
Accrued dividends on preferred stock	$329	$300

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
The accompanying information in the 2015 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net income (loss) or total shareholders' equity.
Subsidiaries
The Company's consolidated financial statements include the assets, liabilities, shareholders' equity, revenues, expenses and cash flows of the holding company and its subsidiaries and have been prepared on the basis of U.S. GAAP. A subsidiary is an entity which is controlled, directly or indirectly, through ownership of more than 50% of the outstanding voting rights, or where the Company has the power to govern the financial and operating policies so as to obtain benefits from its activities. Assessment of control is based on the substance of the relationship between the Company and the entity and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. The operating results of subsidiaries that have been disposed of are included up to the date control ceased and any difference between the fair value of the consideration received and the carrying value of the subsidiary are recognized in the consolidated statements of operations. All intercompany balances and transactions are eliminated in full.
The consolidated financial statements are prepared as of December 31, 2015 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly: 1347 Advisors LLC ("1347 Advisors"); 1347 Capital LLC; 1347 Investors LLC ("1347 Investors"); Appco Finance Corporation; American Country Underwriting Agency Inc.; ARM Holdings, Inc.; Boston General Agency, Inc.; Congress General Agency, Inc.; Hamilton Risk Management Company; Insurance Management Services Inc.; Itasca Capital Corp.; Itasca Investors LLC; IWS Acquisition Corporation ("IWS"); KAI Advantage Auto, Inc.; KFS Capital LLC ("KFS Capital"); Kingsway America II Inc.; Kingsway America Inc. ("KAI"); Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Reinsurance Corporation; Kingsway ROC GP; Mattoni Insurance Brokerage, Inc.; Mendakota Casualty Company (formerly Universal Casualty Company) ("MCC"); Mendakota Insurance Company ("Mendakota"); Mendota Insurance Agency, Inc.; Mendota Insurance Company ("Mendota"); MIC Insurance Agency Inc.; and Trinity Warranty Solutions LLC ("Trinity").
Noncontrolling interests
The Company has noncontrolling interests attributable to its subsidiaries, 1347 Investors and IWS. The Company previously had a noncontrolling interest attributable to Kingsway Linked Return of Capital Trust ("KLROC Trust") prior to its deconsolidation in June 2015. Refer to Note 4, "Disposition, Deconsolidation and Discontinued Operations," for information regarding the deconsolidation of KLROC Trust. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(b)	Use of estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.
(c)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary. Transactions settled in foreign currencies are translated to functional currencies at the exchange rate prevailing at the transaction dates. The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive income (loss) until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligations carried at fair value are included in the consolidated statements of operations.
Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive income. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency are reflected in foreign exchange losses, net in the consolidated statements of operations.

(d)	Business combinations:
The acquisition method of accounting is used to account for acquisitions of subsidiaries or other businesses. The results of acquired subsidiaries or other businesses are included in the consolidated statements of operations from the date of acquisition. The cost of an acquisition is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interests in the net assets of consolidated entities are reported separately in shareholders' equity.

(e)	Investments:
Investments in fixed maturities and equity investments in common stocks and warrants are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the consolidated statements of operations.
Limited liability investments include investments in limited liability companies and limited partnerships in which the Company's interests are not deemed minor and, therefore, are accounted for under the equity method of accounting. Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.
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

(f)	Derivative financial instruments:
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 24, "Related Party Transactions," for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.
The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of derivative financial instruments that are actively traded, in other comprehensive income (loss). Realized gains or losses are recognized upon settlement of the contracts.

(g)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with original maturities of three months or less that are readily convertible into cash.

(h)	Investment in investee:
The investment in common stock and private units of the Company's investee, 1347 Capital Corp. is accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets. Investment in investee is comprised of an investment in an entity where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. This investment is reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
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
Premiums and service fee receivables include balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums and service fee receivables are reported net of an estimated allowance for doubtful accounts.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

(l)	Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be thirty-nine years for buildings; three to six years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

(m)	Goodwill and intangible assets:
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

(n)	Unpaid loss and loss adjustment expenses:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

reviewed and adjusted as necessary, and such adjustments are included in current operations and accounted for as changes in estimates.

(o)	Debt:
The Company's Linked Return of Capital ("LROC") preferred units and subordinated debt are measured and reported at fair value. The fair value of the LROC preferred units was based on quoted market prices prior to redemption in June 2015, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs. Changes in fair value are reported in the consolidated statements of operations as (gain) loss on change in fair value of debt.

(p)	Contingent consideration:
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration benefit.

(q)	Income taxes:
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
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

(r)	Revenue recognition:
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
Service fee and commission income and deferred service fees
Service fee and commission income represents vehicle service agreement fees and warranty product and maintenance support fees based on terms of various agreements with credit unions, consumers and businesses.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Warranty product and maintenance support fees include the fees from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration equipment as well as the fees collected to administer equipment breakdown and maintenance support services. Warranty product and maintenance support fees are earned at the time the warranty product sales and equipment breakdown and maintenance support transactions are completed or services are rendered.
The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.

(s)	Cost of services sold:
Cost of services sold is comprised of direct costs incurred to generate maintenance support fee revenue. Cost of services sold includes payments to third-party contractors who service equipment breakdowns and perform maintenance support.

(t)	Stock-based compensation:
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
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. Effective January 1, 2015, the Company adopted ASU 2014-08. The adoption of the standard did not have an impact on the consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. Insurance contracts are not within the scope of ASU 2014-09, therefore this standard would not apply

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities while also eliminating the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption being permissible. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts ("ASU 2015-09"). ASU 2015-09 was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. Except for the increased disclosure requirements, the Company does not believe the adoption will have a material effect on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effects, by line item, if any, must be disclosed. The Company does not believe the adoption of ASU 2015-16 will have a material effect on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net income (loss). Adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income (loss), but could have a significant impact on the Company's results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 4 DISPOSITION, DECONSOLIDATION AND DISCONTINUED OPERATIONS
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
During the second quarter of 2014, PIH announced the closing and settlement of an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share. As a result of the issuance of additional shares of common stock, the Company's approximate voting percentage in PIH was reduced to 15.7% at June 30, 2014. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of PIH no longer qualified for the equity method of accounting. During the fourth quarter of 2014, the Company purchased additional shares of PIH which increased the Company's approximate voting percentage in PIH to 16.9% at December 31, 2014. The Company's investment in PIH common stock is included in equity investments and reported at its fair value of $8.2 million in the consolidated balance sheets at December 31, 2015.
(b)     Deconsolidation
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million through the issuance of 3,120,000 LROC 5% preferred units due June 30, 2015 (“LROC preferred units”), of which the Company was a promoter. KLROC Trust’s net proceeds of the public offering was C$74.1 million.
Beginning in 2009, KFS Capital began purchasing LROC preferred units. During 2009, KFS Capital acquired 833,715 LROC preferred units. During the second quarter of 2010, KFS Capital commenced the take-over bid (the “KLROC Offer”) to acquire up to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
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
During the second quarter of 2015, the Company's controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million for the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. The deconsolidation reduced consolidated shareholders’ equity by $2.8 million at June 30, 2015.
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential future earnout payments to the Company equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. The Company recorded a net gain on disposal of ARS, not including future earnout payments, of $11.3 million for the year ended December 31, 2015. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three months ended March 31, 2015 and the year ended December 31, 2014 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	Three months ended March 31,	Year ended December 31,
	2015	2014
Revenues:
Service fee and commission income	$8,342	$30,189
Other (expense) income	(20)	27
Total revenues	8,322	30,216
Expenses:
General and administrative expenses	6,462	25,611
Income from discontinued operations before income tax expense	1,860	4,605
Income tax expense	443	1,163
Income from discontinued operations, net of taxes	1,417	3,442
Gain on disposal of discontinued operations before income tax benefit	11,177	—
Income tax benefit	(90)	—
Gain on disposal of discontinued operations, net of taxes	11,267	—
Total gain from discontinued operations, net of taxes	$12,684	$3,442
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
For the three months ended March 31, 2015, ARS' net cash used in operating activities was $0.2 million. For the year ended December 31, 2014, ARS' net cash provided by operating activities was $1.7 million. ARS had no cash flows from investing activities for the three months ended March 31, 2015 and the year ended December 31, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 5 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at December 31, 2015 and December 31, 2014 are summarized in the tables shown below:

(in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$73	$63	$20,453
States, municipalities and political subdivisions	2,241	20	5	2,256
Mortgage-backed	7,997	25	59	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	4	21	6,023
Corporate	18,885	60	81	18,864
Total fixed maturities	55,606	182	229	55,559
Equity investments:
Common stock	25,177	3,464	2,055	26,586
Warrants	1,251	52	330	973
Total equity investments	26,428	3,516	2,385	27,559
Total fixed maturities and equity investments	$82,034	$3,698	$2,614	$83,118

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,436	$333	$10	$20,759
Canadian government	4,519	—	277	4,242
States, municipalities and political subdivisions	3,358	61	—	3,419
Mortgage-backed	5,330	37	15	5,352
Asset-backed securities and collateralized mortgage obligations	7,221	3	10	7,214
Corporate	15,136	103	30	15,209
Total fixed maturities	56,000	537	342	56,195
Equity investments:
Common stock	16,450	3,360	284	19,526
Warrants	129	—	37	92
Total equity investments	16,579	3,360	321	19,618
Total fixed maturities and equity investments	$72,579	$3,897	$663	$75,813
The table below summarizes the Company's fixed maturities at December 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,995	$10,078
Due after one year through five years	36,091	35,999
Due after five years through ten years	1,429	1,425
Due after ten years	8,091	8,057
Total	$55,606	$55,559

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,635	$63	$—	$—	$12,635	$63
States, municipalities and political subdivisions	745	5	—	—	745	5
Mortgage-backed	5,685	59	—	—	5,685	59
Asset-backed securities and collateralized mortgage obligations	5,035	21	—	—	5,035	21
Corporate	9,171	81	—	—	9,171	81
Total fixed maturities	33,271	229	—	—	33,271	229
Equity investments:
Common stock	15,711	2,055	—	—	15,711	2,055
Warrants	897	330	—	—	897	330
Total equity investments	16,608	2,385	—	—	16,608	2,385
Total	$49,879	$2,614	$—	$—	$49,879	$2,614

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,784	$10	$473	$—	$13,257	$10
Canadian government	—	—	4,242	277	4,242	277
States, municipalities and political subdivisions	250	—	—	—	250	—
Mortgage-backed	2,816	15	—	—	2,816	15
Asset-backed securities and collateralized mortgage obligations	5,097	10	—	—	5,097	10
Corporate	6,226	20	—	10	6,226	30
Total fixed maturities	27,173	55	4,715	287	31,888	342
Equity investments:
Common stock	4,164	284	—	—	4,164	284
Warrants	92	37	—	—	92	37
Total equity investments	4,256	321	—	—	4,256	321
Total	$31,429	$376	$4,715	$287	$36,144	$663
Fixed maturities and equity investments contain approximately 127 and 71 individual investments that were in unrealized loss positions as of December 31, 2015 and 2014, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write down of $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

December 31, 2015. The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014.
There were $0.0 million of other-than-temporary losses recognized in other comprehensive income for the year ended December 31, 2015. There were no other-than-temporary losses recognized in other comprehensive loss for the year ended December 31, 2014.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of December 31, 2015 and December 31, 2014, the carrying value of limited liability investments totaled $20.1 million and $7.3 million, respectively. At December 31, 2015, the Company has unfunded commitments totaling $2.0 million to fund limited liability investments.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of December 31, 2015 and December 31, 2014, the carrying value of other investments totaled $4.1 million and $3.6 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the years ended December 31, 2015 and 2014 were as follows:

(in thousands)	Years ended December 31,
	2015	2014
Gross realized gains	$1,198	$5,474
Gross realized losses	(1)	(433)
Total	$1,197	$5,041

Net investment income for the years ended December 31, 2015 and 2014, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2015	2014
Investment income
Interest from fixed maturities	$907	$1,084
Dividends	702	203
Income from limited liability investments	1,596	184
Loss on change in fair value of warrants	(216)	—
Other	186	372
Gross investment income	3,175	1,843
Investment expenses	(257)	(227)
Net investment income	$2,918	$1,616

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 6 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at December 31, 2015 and 2014 were as follows:

(in thousands, except for percentages)
December 31, 2015				December 31, 2014
	Equity percentage	Estimated Fair Value	Carrying value	Equity percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$12,369	$1,772	22.7%	$13,038	$2,115

Equity in net loss of investee was $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.
NOTE 7 REINSURANCE
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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. During 2015 and 2014, the Company entered into an excess of loss reinsurance arrangement to reduce its exposure to losses related to certain catastrophic events which may occur in any of the states in which the Company writes non-standard automobile business.
Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2015 and 2014 are summarized as follows:

(in thousands)	Years ended December 31,
	2015	2014
Ceded premiums written	$165	$(3,695)
Ceded premiums earned	166	1,104
Ceded loss and loss adjustment expenses	(571)	655
Ceded unpaid loss and loss adjustment expenses	1,207	3,203
Ceded unearned premiums	7	533
Ceding commissions	(138)	5

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The maximum amount of return commission, which would have been due to reinsurers if they or the Company had canceled all of the Company's reinsurance, with the return of the unearned premium, is as follows at December 31, 2015:

(in thousands)		December 31, 2015
	Unearned Premium Reserve	Commission Equity
Assumed	$5,041	$776
Ceded	7	—
Net	$5,034	$776
The amounts of assumed premiums written were $19.0 million and $20.1 million for the years ended December 31, 2015 and 2014, respectively. The amounts of assumed premiums earned were $19.8 million and $19.9 million for the years ended December 31, 2015 and 2014, respectively.
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
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2015 and 2014, respectively, are comprised as follows:

(in thousands)	Years ended December 31,
	2015	2014
Balance at January 1, net	$12,197	$12,392
Additions	26,307	26,627
Amortization	(26,361)	(25,779)
Acquisition costs disposed of during the year related to PIH	—	(1,043)
Balance at December 31, net	$12,143	$12,197
NOTE 9 GOODWILL
Goodwill was $10.1 million at each of December 31, 2015 and 2014, respectively. The Company's goodwill at December 31, 2015 and 2014 is attributable to the Insurance Services reportable segment.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2015 and 2014. Based on the assessment performed, no goodwill impairments were recognized in 2015 or 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 10 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,537	$3,381
Vehicle service agreements in-force	3,680	3,362	318
Customer-related relationships	3,611	1,040	2,571
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,009	$14,736

(in thousands)		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,045	$3,873
Vehicle service agreements in-force	3,680	2,975	705
Customer-related relationships	3,611	695	2,916
Non-compete agreement	70	50	20
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$4,765	$15,980
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $1.2 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.2 million for 2016, $1.0 million for 2017, $1.0 million for 2018, $0.8 million for 2019 and $0.7 million for 2020.
The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2015 or 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 11 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2015
	Cost	Accumulated Depreciation	Carrying Value
Land	$1,984	$—	$1,984
Building	4,565	1,669	2,896
Leasehold improvements	463	330	133
Furniture and equipment	2,588	2,318	270
Computer hardware	8,514	8,220	294
Total	$18,114	$12,537	$5,577

(in thousands)			December 31, 2014
	Cost	Accumulated Depreciation	Carrying Value
Land	$1,984	$—	$1,984
Building	4,565	1,539	3,026
Leasehold improvements	462	276	186
Furniture and equipment	2,743	2,442	301
Computer hardware	11,972	11,494	478
Total	$21,726	$15,751	$5,975

For the year ended December 31, 2015, depreciation expense on property and equipment of $0.4 million and $0.2 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2014, depreciation expense on property and equipment of $0.8 million and $0.0 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations.
Prior to the fourth quarter of 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. As a result of declines in the fair value of the property, the Company recorded an impairment write-down of $1.2 million related to the asset held for sale during the year ended December 31, 2014. On October 2, 2014, the Company completed a sale and leaseback transaction involving the building and land located in Miami, Florida. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. This transaction is accounted for as a financing because it does not qualify for sales recognition under the sale-leaseback accounting guidance due to the Company's continuing involvement with the property. As a result, at the date of the transaction, land and building with a carrying value of $5.2 million was reclassified from asset held for sale to property and equipment in the consolidated balance sheets, and the building is being depreciated over its estimated useful life. At December 31, 2015 and 2014, the carrying value of the land and building was $4.9 million and $5.0 million, respectively. See Note 14, "Finance Lease Obligation Liability," for further discussion.
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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2015 and December 31, 2014 were as follows:

(in thousands)		December 31,
	2015	2014
Balance at beginning of period, gross	$63,895	$84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	3,203	7,942
Balance at beginning of period, net	60,692	76,592
Incurred related to:
Current year	86,439	84,577
Prior years	616	(5,123)
Paid related to:
Current year	(54,415)	(52,521)
Prior years	(39,068)	(42,428)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	(405)
Balance at end of period, net	54,264	60,692
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203
Balance at end of period, gross	$55,471	$63,895
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $0.6 million in 2015 compared to favorable development of $5.1 million in 2014. The unfavorable development in 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. The favorable development in 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2015 and December 31, 2014 were as follows:

(in thousands)		December 31,
	2015	2014
Balance at beginning of period	$2,975	$3,128
Incurred related to:
Current year	5,757	6,773
Prior years	—	—
Paid related to:
Current year	(5,757)	(6,866)
Prior years	—	(60)
Balance at end of period	$2,975	$2,975

NOTE 13 DEBT
Debt consists of the following instruments:

(in thousands)				December 31,
	2015		2014
	Principal	Fair Value	Principal	Fair Value
LROC preferred units due 2015	$—	$—	$13,618	$13,618
Subordinated debt	90,500	39,898	90,500	40,659
Total	$90,500	$39,898	$104,118	$54,277

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Senior unsecured debentures:
On January 29, 2004, KAI completed the sale of $100.0 million 7.50% senior notes due 2014. The notes were fully and unconditionally guaranteed by the Company. In March 2004, an additional $25.0 million of these senior notes were issued. The notes were redeemable at KAI's option in whole at any time or in part from time to time on or after February 1, 2009, subject to the conditions stated in the trust indenture. Interest paid during the year ended December 31, 2014 was $0.5 million. KAI subsequently repurchased and retired most of the originally issued par value. In February 2014, KAI repaid the $14.4 million remaining amount outstanding on its senior unsecured debentures due February 1, 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)          LROC preferred units:
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million of LROC preferred units due June 30, 2015, of which the Company was a promoter. KLROC Trust's net proceeds of the public offering was C$74.1 million.
During 2009, KFS Capital acquired 833,715 LROC preferred units. On June 9, 2010, KFS Capital commenced the KLROC Offer to acquire up to 750,000 LROC preferred units at a price per unit of C$17.50 in cash. On July 9, 2010, KFS Capital increased the size and price of its previously announced KLROC Offer to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
As a result of these acquisitions, the Company beneficially owned and controlled 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units. At December 31, 2014, the Company's outstanding obligation was C$15.8 million. During the second quarter of 2015, the Company repaid its C$15.8 million outstanding on its LROC preferred units due June 30, 2015.
(c)          Subordinated debt:
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%. At December 31, 2015, the interest rates ranged from 4.27% to 4.61%. The Company has the right to call each of these securities at par value anytime after five years from their issuance until their maturity.
During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. On November 6, 2015, the Company paid $22.1 million to its Trust Preferred trustees to be used by the trustees to pay the interest which the Company had been deferring since the first quarter of 2011. At December 31, 2015 and 2014, deferred interest payable of zero and $17.4 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
NOTE 14 FINANCE LEASE OBLIGATION LIABILITY
As described in Note 11, "Property and Equipment," on October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida. The transaction does not qualify for sales recognition and is accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain of approximately $1.1 million that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At December 31, 2015 and 2014, finance lease obligation liability of $4.9 million and $4.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

NOTE 15 INCOME TAXES
Income tax expense (benefit) consists of the following:

(in thousands)	Years ended December 31,
	2015	2014

Current income tax expense (benefit)	$6	$(1,484)
Deferred income tax expense	87	263
Income tax expense (benefit)	$93	$(1,221)
Income tax expense (benefit) varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	Years ended December 31,
	2015	2014
Income tax benefit at United States statutory income tax rate	$(3,849)	$(5,402)
Deconsolidation of subsidiary	2,384	—
Valuation allowance	1,033	5,686
Non-taxable dividend income	(415)	(1,669)
Foreign operations subject to different tax rates	223	514
Indefinite life intangibles	88	88
Change in unrecognized tax benefits	—	(1,256)
Disposition of subsidiary	—	423
Prior year tax	—	(341)
Other	629	736
Income tax expense (benefit) for continuing operations	$93	$(1,221)
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2015	2014
Deferred income tax assets:
Losses carried forward	$295,320	$302,246
Unpaid loss and loss adjustment expenses and unearned premiums	5,314	5,693
Intangible assets	1,941	1,820
Debt issuance costs	983	1,004
Deferred revenue	297	319
Depreciable assets	117	82
Foreign exchange adjustment on note payable	—	1,449
Other	1,518	1,067
Valuation allowance	(283,636)	(287,151)
Deferred income tax assets	$21,854	$26,529
Deferred income tax liabilities:
Fair value of debt	$(17,205)	$(16,946)
Deferred acquisition costs	(4,129)	(4,147)
Indefinite life intangibles	(2,924)	(2,837)
Investments	(450)	(5,436)
Other	(70)	—
Deferred income tax liabilities	(24,778)	(29,366)
Net deferred income tax liabilities	$(2,924)	$(2,837)
The Company maintains a valuation allowance for its gross deferred income tax assets of $283.6 million (U.S. operations - $277.1 million; Other - $6.5 million) and $287.2 million (U.S. operations - $280.1 million; Other - $7.1 million) at December 31, 2015 and December 31, 2014, respectively. The Company's businesses have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income. The Company's operations, however, remain challenged, and, as a result, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2015 and December 31, 2014 net deferred income tax assets. The Company carries a deferred income tax liability of $2.9 million and $2.8 million at December 31, 2015 and December 31, 2014, respectively, all of which relates to indefinite life intangible assets.
Amounts, originating dates and expiration dates of the U.S. net operating loss carryforwards are as follows:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Year of net operating loss	Expiration date	Net operating loss (in thousands)
2000	2020	$485
2001	2021	186
2006	2026	5,607
2007	2027	62,308
2008	2028	55,917
2009	2029	515,335
2010	2030	92,095
2011	2031	45,311
2012	2032	34,131
2013	2033	31,049
2014	2034	7,342
2015	2035	118
The U.S. net operating loss carryforward amounts disclosed above contain consolidated and separate company net operating loss carryforwards, the most significant of which is the KAI Tax Group net operating loss carryforward of approximately $843.4 million. In addition, there are net operating loss carryforwards relating to the operations in Barbados in the amount of $85.3 million, which losses will expire by 2024, and net operating loss carry forwards relating to operations in Canada in the amount of $18.2 million, which losses will expire by 2035.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(in thousands)	December 31,
	2015	2014
Unrecognized tax benefits - beginning of year	$—	$3,201
Gross additions - current year tax positions	—	—
Gross additions - prior year tax positions	—	—
Gross reductions - prior year tax positions	—	(1,256)
Gross reductions - settlements with taxing authorities	—	(1,945)
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$—	$—
As of December 31, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense (benefit). During the years ended December 31, 2015 and 2014, the Company recognized a benefit of zero and $1.3 million, respectively, in interest and penalties. At December 31, 2015 and December 31, 2014, the Company had no accrual for the payment of interest and penalties.
The federal income tax returns of the Company's U.S. operations for the years through 2011 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2010 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian operations federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 16 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2015 and 2014:

(in thousands, except per share data)	Years ended December 31,
	2015	2014
Numerator:
Loss from continuing operations	$(11,415)	$(14,666)
Less: net income attributable to noncontrolling interests	(162)	(1,596)
Less: dividends on preferred stock	(329)	(300)
Loss from continuing operations attributable to common shareholders	$(11,906)	$(16,562)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,710	17,398
Weighted average diluted shares
Weighted average common shares outstanding	19,710	17,398
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	19,710	17,398
Basic loss from continuing operations per common share	$(0.60)	$(0.95)
Diluted loss from continuing operations per common share	$(0.60)	$(0.95)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the years ended December 31, 2015 and 2014, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 17 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company may grant new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares to key employees selected by the Company. No New Stock Options were granted during the year ended December 31, 2015.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. No Replacement Options were granted during the year ended December 31, 2015.
The exercise price of Replacement Options and New Stock Options (collectively, the "Stock Options") is equal to $4.50. The Stock Options are fully vested and exercisable at the date of grant and are exercisable for a period of four years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the stock option activity during the year ended December 31, 2015:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	611,875	$4.50	3.2	$642
Granted	—	—
Exercised	—	—
Expired or Forfeited	—	—
Outstanding at December 31, 2015	611,875	$4.50	2.2	$43
Exercisable at December 31, 2015	611,875	$4.50	2.2	$43
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2015 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
At December 31, 2015 and 2014, the number of options exercisable was 611,875 and 611,875, respectively, with weighted average prices of $4.50 and $4.50, respectively.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the year ended December 31, 2015. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the year ended December 31, 2014 were as follows:

Year ended December 31, 2014
Risk-free interest rate	0.06% - 1.4%
Dividend yield	—
Expected volatility	0.4%
Expected term (in years)	0.78 - 4
(b)     Restricted Stock Awards
Under the 2013 Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The aggregate number of common shares available for Restricted Stock awards was 1,972,345. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at December 31, 2015 was $6.7 million. The grant-date fair value of Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock during the year ended December 31, 2015:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	1,972,345	$4.14
Granted	—	—
Forfeited	(19,680)	4.14
Unvested at December 31, 2015	1,952,665	$4.14
Total stock-based compensation expense, net of forfeitures, was $0.8 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(c)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. In 2014, the ESPP Plan was amended and restated to allow qualifying employees to be eligible for matching Company contributions. The Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2015 and 2014 totaled $0.2 million and $0.1 million, respectively.
NOTE 18 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $18,000 and $17,500 in 2015 and 2014, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2015 and 2014 totaled $0.3 million and $0.3 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2015.

NOTE 19 CLASS A PREFERRED STOCK
On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors will have the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares will have priority over the common shares. There were 262,876 shares of Class A preferred stock outstanding at December 31, 2015 and 2014, respectively.
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
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2015 and 2014, accrued dividends of $0.6 million and $0.3 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
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
On July 8, 2014, the holders of the Company's series B warrants approved certain amendments to the terms of the Series B Warrant Agreement dated September 16, 2013. The Series B Warrant Agreement Amendments permitted the Company to issue up to 1,642,975 additional Series B Warrants and complete the Series C Warrant Exchange. Under the Series C Warrant Exchange, each class C purchase warrant was automatically exchanged for one Series B Warrant.

NOTE 20 SHAREHOLDERS' EQUITY
The Company is authorized to issue an unlimited number of zero par value common stock. There were 19,709,706 shares of common stock outstanding at December 31, 2015 and 2014, respectively.
There were no dividends declared during the years ended December 31, 2015 and 2014.
On August 18, 2014, the Company announced its intention to redeem its outstanding series A warrants, which were issued pursuant to the Company's September 2013 rights offering. Holders of series A warrants could exercise their outstanding series A warrants at $4.50 per common share. Any series A warrants that remained unexercised after September 19, 2014 were automatically redeemed by the Company at the redemption price of $0.25 per series A warrant. During the year ended December 31, 2014, series A warrants to purchase 3,279,945 shares of common stock were exercised, resulting in cash proceeds of $14.8 million. The 845 series A warrants that remained unexercised were redeemed by the Company at the redemption price of $0.25.
The following table summarizes information about warrants outstanding at December 31, 2015:

December 31, 2015
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	7.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	7.7	1,642,975
		Total:	7.7	4,923,765
NOTE 21 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive income (loss) present the components of other comprehensive income (loss), net of tax, only for the years ended December 31, 2015 and 2014 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance, January 1, 2014	$15,583	$(5,982)	$9,601

Other comprehensive (loss) income before reclassifications	(2,513)	30	(2,483)
Amounts reclassified from accumulated other comprehensive income	1,552	—	1,552
Net current-period other comprehensive (loss) income	(961)	30	(931)

Balance, December 31, 2014	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(2,884)	929	(1,955)
Amounts reclassified from accumulated other comprehensive income	1,342	1,243	2,585
Net current-period other comprehensive (loss) income	(1,542)	2,172	630

Balance, December 31, 2015	$13,080	$(3,780)	$9,300
Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2015 and 2014:

(in thousands)	Years ended December 31,
	2015	2014
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains	$(1,332)	$(1,552)
Other-than-temporary impairment loss	(10)	—
Loss from continuing operations before income tax expense (benefit)	(1,342)	(1,552)
Income tax expense (benefit)	—	—
Net income (loss)	(1,342)	(1,552)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Loss on deconsolidation of subsidiary	(1,243)	—
Loss from continuing operations before income tax expense (benefit)	(1,243)	—
Income tax expense (benefit)	—	—
Net income (loss)	(1,243)	—
Total reclassification from accumulated other comprehensive income to net income (loss)	$(2,585)	$(1,552)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 22 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, MCC, Amigo and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only nine states.
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
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: IWS and Trinity (collectively, "Insurance Services").
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the HVAC, standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2015	2014
Revenues:
Insurance Underwriting:
Net premiums earned	$117,433	$113,479
Other income	8,937	8,478
Total Insurance Underwriting	126,370	121,957
Insurance Services:
Service fee and commission income	22,966	24,659
Other income	368	407
Total Insurance Services	23,334	25,066
Total segment revenues	149,704	147,023
Net premiums earned not allocated to segments	—	4,114
Net investment income	2,918	1,616
Net realized gains	1,197	5,041
Other-than-temporary impairment loss	(10)	—
Other income not allocated to segments	6,157	430
Total revenues	$159,966	$158,224

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to the consolidated loss from continuing operations for the years ended December 31, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2015	2014
Segment operating (loss) income
Insurance Underwriting	$(1,147)	$1,290
Insurance Services	(628)	206
Total segment operating (loss) income	(1,775)	1,496
Net investment income	2,918	1,616
Net realized gains	1,197	5,041
Other-than-temporary impairment loss	(10)	—
Other income and expenses not allocated to segments, net	(3,753)	(4,887)
Amortization of intangible assets	(1,244)	(1,620)
Contingent consideration benefit	1,139	2,223
Impairment of asset held for sale	—	(1,180)
Interest expense	(5,278)	(5,645)
Foreign exchange losses, net	(1,215)	(419)
Gain (loss) on change in fair value of debt	1,458	(10,953)
Loss on disposal of subsidiary	—	(1,244)
Loss on disposal of asset held for sale	—	(125)
Loss on deconsolidation of subsidiary	(4,420)	—
Equity in net loss of investee	(339)	(190)
Loss from continuing operations before income tax expense (benefit)	(11,322)	(15,887)
Income tax expense (benefit)	93	(1,221)
Loss from continuing operations	$(11,415)	$(14,666)
Net premiums earned by line of business for the years ended December 31, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2015	2014
Insurance Underwriting:
Private passenger auto liability	$79,258	$76,031
Auto physical damage	38,175	37,448
Total Insurance Underwriting	117,433	113,479
Net premiums earned not allocated to segments:
Allied lines	—	1,944
Homeowners	—	2,159
Other	—	11
Total net premiums earned not allocated to segments	—	4,114
Total net premiums earned	$117,433	$117,593

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 24, "Related Party Transactions," for further details regarding the performance shares.
Debt - The fair value of the LROC preferred units was based on quoted market prices prior to redemption in June 2015, and the fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration benefit. As a result of the analysis performed in 2015 and 2014, the Company decreased contingent consideration liabilities by $1.5 million and $3.0 million, respectively, during the fourth quarters of 2015 and 2014, resulting in a total liability of $2.0 million and $3.1 million, respectively, at December 31, 2015 and 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The maximum the Company can pay in future contingent payments is $13.5 million, on an undiscounted basis.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 was as follows:

(in thousands)			December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,453	$—	$20,453	$—
States, municipalities and political subdivisions	2,256	—	2,256	—
Mortgage-backed	7,963	—	7,963	—
Asset-backed securities and collateralized mortgage obligations	6,023	—	6,023	—
Corporate	18,864	—	18,864	—
Total fixed maturities	55,559	—	55,559	—
Equity investments:
Common stock	26,586	26,586	—	—
Warrants	973	229	744	—
Total equity investments	27,559	26,815	744	—
Other investments	4,077	—	4,077	—
Short-term investments	400	—	400	—
Total assets	$87,595	$26,815	$60,780	$—

Liabilities:
Subordinated debt	$39,898	$—	$39,898	$—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$41,880	$—	$39,898	$1,982

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,759	$—	$20,759	$—
Canadian government	4,242	—	4,242	—
States, municipalities and political subdivisions	3,419	—	3,419	—
Mortgage-backed	5,352	—	5,352	—
Asset-backed securities and collateralized mortgage obligations	7,214	—	7,214	—
Corporate	15,209	—	15,209	—
Total fixed maturities	56,195	—	56,195	—
Equity investments:
Common stock	19,526	19,526	—	—
Warrants	92	92	—	—
Total equity investments	19,618	19,618	—	—
Other investments	3,576	—	3,576	—
Short-term investments	400	—	400	—
Total assets	$79,789	$19,618	$60,171	$—

Liabilities:
LROC preferred units	$13,618	$13,618	$—	$—
Subordinated debt	40,659	—	40,659	—
Contingent consideration	3,121	—	—	3,121
Total liabilities	$57,398	$13,618	$40,659	$3,121

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2015 and 2014:

(in thousands)	Years ended December 31,
	2015	2014
Liabilities:
Contingent consideration:
Beginning balance	$3,121	$5,344
Change in fair value of contingent consideration included in net income (loss)	(1,139)	(2,223)
Ending balance	$1,982	$3,121

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors entered into a Management Services Agreement ("MSA") with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, mandatorily redeemable in five years; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring in seven years. The Company recorded a gain of $6.0 million during 2015 related to the termination of the MSA, which is included in other income in the consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of December 31, 2015. Refer to Note 23, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of December 31, 2015. Refer to Note 23, "Fair Value of Financial Instruments," for further details regarding the performance shares.
During the second quarter of 2014, the Company made an investment in Itasca Golf Investors, LLC ("Itasca Golf") which is included in limited liability investments on the consolidated balance sheets. On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. On June 11, 2015, the line of credit was increased by $0.2 million. On June 11, 2015, the Company advanced $0.2 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. The line of credit bears interest at 3% and matures on August 28, 2016.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)         Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the consolidated financial statements at December 31, 2015.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At December 31, 2015, the unfunded commitment was $2.0 million.
(d) Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $12.9 million and $12.9 million were on deposit with state and provincial regulatory authorities at December 31, 2015 and December 31, 2014, respectively. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $15.8 million and $17.5 million at December 31, 2015 and December 31, 2014, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
(e) Future minimum lease payments:
The Company leases certain office space under non-cancelable leases, with initial terms typically ranging from three to ten years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from four to five years. Minimum rent is expensed on a straight-line basis over the term of the lease. Future minimum annual lease payments under operating leases for office space and equipment for the next five years and thereafter are:

(in thousands)
2016	$1,584
2017	1,561
2018	873
2019	666
2020	18
Thereafter	70

NOTE 26 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2015, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2015, Amigo's RBC was 873%.
The Company previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2015, MCC's RBC was 1,111%.
The Company's reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2015, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The Company's insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices. In converting from statutory to U.S. GAAP, typical adjustments include deferral of acquisition costs, the inclusion of statutory non-admitted assets in the balance sheets, the inclusion of net unrealized holding gains or losses related to fixed maturities in shareholders’ equity, and the inclusion of changes in deferred tax assets and liabilities in net income (loss).
Statutory capital and surplus and statutory net income for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2015	2014
Combined net income, statutory basis	$6,298	$2,725
Combined capital and surplus, statutory basis	$42,387	$39,042

The Company’s insurance subsidiaries are required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company's insurance subsidiaries collectively was $24.8 million at December 31, 2015. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
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
At December 31, 2015, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

KINGSWAY FINANCIAL SERVICES INC.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), as of the end of the period covered by this Annual Report.
Based on this evaluation, the Company's management concluded that, as of December 31, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with the Company's Audit Committee. The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation report is included below under the heading "Report of Independent Registered Public Accounting Firm," and is incorporated into this Item 9A by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2015, and ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
We have audited Kingsway Financial Services Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kingsway Financial Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Kingsway Financial Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 10, 2016

KINGSWAY FINANCIAL SERVICES INC.

Item 9B. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2015.
We have adopted a code of ethics applicable to our directors, chief executive officer, chief financial officer, and other senior financial personnel ("Code of Ethics for Senior Financial Personnel") which is posted in the "Corporate Governance" section of our website at www.kingsway-financial.com. Any future amendments to the Code of Ethics for Senior Financial Personnel and any grant of waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in the "Corporate Governance" section of our website.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2015.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2015.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements
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
Schedule IV    Reinsurance Schedule
Schedule V    Valuation and Qualifying Accounts
Schedule VI    Supplemental Information Concerning Property-Casualty Insurance Operations
(3) Exhibits. The exhibits listed in the accompanying "Index to Exhibits" that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2015
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$20,453	$20,453
States, municipalities and political subdivisions	2,241	2,256	2,256
Mortgage-backed	7,997	7,963	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	6,023	6,023
Corporate	18,885	18,864	18,864
Total fixed maturities	55,606	55,559	55,559
Equity investments:
Common stock	25,177	26,586	26,586
Warrants	1,251	973	973
Total equity investments	26,428	27,559	27,559
Limited liability investments	20,141	—	20,141
Other investments	4,077	—	4,077
Short-term investments	400	—	400
Total investments	$106,652	$83,118	$107,736
NOTE 1: Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2015	December 31, 2014

Assets
Investments in subsidiaries	$43,878	$38,599
Equity investments	2,555	—
Cash and cash equivalents	2,332	6,694
Other assets	2,503	3,251
Total Assets	$51,268	$48,544
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$1,171	$348
Total Liabilities	1,171	348

Class A preferred stock	6,394	6,330

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	341,646	340,844
Accumulated deficit	(308,995)	(312,050)
Accumulated other comprehensive income	9,300	8,670
Shareholders' equity attributable to common shareholders	41,951	37,464
Noncontrolling interests in consolidated subsidiaries	1,752	4,402
Total Shareholders' Equity	43,703	41,866
Total Liabilities and Shareholders' Equity	$51,268	$48,544
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2015	2014
Revenues:
Net investment income	$5	$7
Total revenues	5	7
Expenses:
General and administrative expenses	2,715	2,796
Foreign exchange losses, net	553	298
Total expenses	3,268	3,094
Loss from continuing operations before income tax benefit and equity in income (loss) of subsidiaries	(3,263)	(3,087)
Income tax benefit	—	(341)
Equity in income (loss) of subsidiaries	4,532	(8,478)
Net income (loss)	$1,269	$(11,224)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Income (Loss)

(in thousands)	Years ended December 31,
	2015	2014

Net income (loss)	$1,269	$(11,224)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized losses arising during the period	(588)	—
Reclassification adjustment for amounts included in net income (loss)	—	—
Foreign currency translation adjustments	—	(31)
Other comprehensive loss - parent only	(588)	(31)
Equity in other comprehensive income (loss) of subsidiaries	748	(1,045)
Other comprehensive income (loss)	160	(1,076)
Comprehensive income (loss)	$1,429	$(12,300)
(1) Net of income tax expense (benefit) of $0 and $0 in 2015 and 2014

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,269	$(11,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(4,532)	8,478
Stock-based compensation expense, net of forfeitures	802	1,239
Other, net	1,242	(146)
Net cash used in operating activities	(1,219)	(1,653)
Investing activities:
Purchases of equity investments	(3,143)	—
Net cash used in investing activities	(3,143)	—
Financing activities:
Proceeds from issuance of preferred stock, net	—	6,330
Proceeds from exercise of warrants	—	14,803
Capital contributions to subsidiaries	(500)	(19,500)
Cash dividends received from subsidiaries	500	2,152
Net cash provided by financing activities	—	3,785
Net (decrease) increase in cash and cash equivalents	(4,362)	2,132
Cash and cash equivalents at beginning of period	6,694	4,562
Cash and cash equivalents at end of period	$2,332	$6,694

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2015
Insurance Underwriting	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239

2014
Insurance Underwriting	$6,786	$63,895	$36,432	$113,479	$79,070	$21,713	$19,888	$118,021
Amounts not allocated to segments	—	—	—	4,114	384	881	563	5,357
Total	$6,786	$63,895	$36,432	$117,593	$79,454	$22,594	$20,451	$123,378
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.

NOTE 2: Amounts not allocated to segments represent balances related to the Company's disposed subsidiary, PIH.
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands, except for percentages)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2015	$97,414	$165	$18,990	$116,239	16.3%
2014	$99,540	$(3,695)	$20,143	$123,378	16.3%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE V. Valuation and Qualifying Accounts

(in thousands)
	Balance at Beginning of Year	Charged to Expense	Disposals and Other	Balance at End of Year
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2015	$287,151	$1,033	$(4,548)	$283,636
Year Ended December 31, 2014	$281,613	$5,686	$(148)	$287,151

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2015
	$6,696	$55,471	$35,234	$117,433	$2,811	$86,439	$616	$23,333	$93,483	$116,239

Year ended December 31, 2014
	$6,786	$63,895	$36,432	$117,593	$1,281	$84,577	$(5,123)	$22,594	$94,949	$123,378
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 10, 2016	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2016

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 10, 2016

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 10, 2016

/s/ Gregory Hannon Gregory Hannon	Director	March 10, 2016

/s/ Gary Schaevitz Gary Schaevitz	Director	March 10, 2016

/s/ Joseph Stilwell Joseph Stilwell	Director	March 10, 2016

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
2.1
Stock Purchase Agreement, dated April 1, 2015, by and between National General Holdings Corp., as Buyer, and Kingsway America Inc. and Mendota Insurance Company, as Sellers (included as Exhibit 2.1 to the Form 8-K, filed April 7, 2015, and incorporated herein by reference).

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

10.1
Amended and Restated Stock Option Plan of Kingsway Financial Services Inc., dated as of May 2001 and amended most recently as of May 2007 (included as Exhibit 10.1 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference). *

10.2
Purchase Agreement, dated January 25, 2010, between The Westaim Corporation and Kingsway Financial Services Inc. (included as Exhibit 10.2 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

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

10.16
Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2013, and incorporated herein by reference). *

10.17	Form of Subscription Agreement (included as Exhibit 10.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

10.18
Registration Rights Agreement, dated February 3, 2014, by and among the Company and the other parties signatory thereto (included as Exhibit 10.2 to the Form 8-K, filed February 4, 2014, and incorporated herein by reference).

10.19
Kingsway America Inc. Employee Share Purchase Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2014 and incorporated herein by reference). *

10.20
Agreement to Buyout and Release dated February 24, 2015 between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (included as Exhibit 10.1 to the Form 8-K, filed February 27, 2015, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

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

* Management contract or compensatory plan or arrangement.

