Form 10-Q
period 2016-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2016-05-05
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 5, 2016 was 19,855,906.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $61,589 and $55,606, respectively)	$62,012	$55,559
Equity investments, at fair value (cost of $26,185 and $26,428, respectively)	26,303	27,559
Limited liability investments	20,240	20,141
Other investments, at cost which approximates fair value	4,060	4,077
Short-term investments, at cost which approximates fair value	935	400
Total investments	113,550	107,736
Cash and cash equivalents	40,984	51,701
Investment in investee	1,702	1,772
Accrued investment income	506	594
Premiums receivable, net of allowance for doubtful accounts of $165 and $165, respectively	32,670	27,090
Service fee receivable, net of allowance for doubtful accounts of $283 and $276, respectively	765	911
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	3,452	3,789
Reinsurance recoverable	1,176	1,422
Prepaid reinsurance premiums	134	7
Deferred acquisition costs, net	13,440	12,143
Income taxes recoverable	60	61
Property and equipment, net of accumulated depreciation of $12,667 and $12,537, respectively	5,458	5,577
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $6,304 and $6,009, respectively	14,441	14,736
Other assets	3,128	3,405
Total Assets	$241,544	$241,022
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$52,870	$55,471
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	55,845	58,446
Unearned premiums	41,555	35,234
Reinsurance payable	272	145
Subordinated debt, at fair value	37,370	39,898
Deferred income tax liability	2,946	2,924
Deferred service fees	34,771	34,319
Accrued expenses and other liabilities	20,227	19,959
Total Liabilities	192,986	190,925

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at March 31, 2016 and December 31, 2015, respectively; redemption amount of $6,572	6,402	6,394

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,709,706 and 19,709,706 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	341,847	341,646
Accumulated deficit	(310,547)	(308,995)
Accumulated other comprehensive income	9,143	9,300
Shareholders' equity attributable to common shareholders	40,443	41,951
Noncontrolling interests in consolidated subsidiaries	1,713	1,752
Total Shareholders' Equity	42,156	43,703
Total Liabilities and Shareholders' Equity	$241,544	$241,022
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Net premiums earned	$29,427	$29,030
Service fee and commission income	5,322	5,398
Net investment (loss) income	(72)	1,313
Net realized losses	(171)	—
Other-than-temporary impairment loss	—	(10)
Other income	2,374	8,357
Total revenues	36,880	44,088
Operating expenses:
Loss and loss adjustment expenses	23,497	21,953
Commissions and premium taxes	5,598	5,747
Cost of services sold	773	663
General and administrative expenses	9,551	11,576
Amortization of intangible assets	295	317
Contingent consideration expense	—	144
Total operating expenses	39,714	40,400
Operating (loss) income	(2,834)	3,688
Other (revenues) expenses, net:
Interest expense	1,093	1,391
Foreign exchange losses, net	1	392
Gain on change in fair value of debt	(2,528)	(261)
Equity in net loss of investee	69	136
Total other (revenues) expenses, net	(1,365)	1,658
(Loss) income from continuing operations before income tax expense	(1,469)	2,030
Income tax expense	26	22
(Loss) income from continuing operations	(1,495)	2,008
Income from discontinued operations, net of taxes	—	1,426
Net (loss) income	(1,495)	3,434
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(39)	1,224
Less: dividends on preferred stock	82	81
Net (loss) income attributable to common shareholders	$(1,538)	$2,129
(Loss) earnings per share - continuing operations:
Basic:	$(0.08)	$0.04
Diluted:	$(0.08)	$0.03
Earnings per share - discontinued operations:
Basic:	$—	$0.07
Diluted:	$—	$0.07
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.08)	$0.11
Diluted:	$(0.08)	$0.10
Weighted average shares outstanding (in ‘000s):
Basic:	19,710	19,710
Diluted:	19,710	21,149

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015

Net (loss) income	$(1,495)	$3,434
Other comprehensive loss, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	275	(200)
Reclassification adjustment for amounts included in net (loss) income	(432)	13
Foreign currency translation adjustments	—	(26)
Other comprehensive loss	(157)	(213)
Comprehensive (loss) income	$(1,652)	$3,221
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(39)	927
Comprehensive (loss) income attributable to common shareholders	$(1,613)	$2,294
(1) Net of income tax expense of $0 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities:
Net (loss) income	$(1,495)	$3,434
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in net loss of investee	69	136
Equity in net loss (income) of limited liability investments	201	(929)
Depreciation and amortization expense	425	480
Contingent consideration expense	—	144
Stock-based compensation expense, net of forfeitures	201	201
Net realized losses	171	—
Gain on change in fair value of debt	(2,528)	(261)
Deferred income taxes	22	22
Other-than-temporary impairment loss	—	10
Amortization of fixed maturities premiums and discounts	75	79
Changes in operating assets and liabilities:
Premiums and service fee receivable	(5,434)	(4,856)
Other receivables	337	(69)
Reinsurance recoverable	246	405
Prepaid reinsurance premiums	(127)	(126)
Deferred acquisition costs, net	(1,297)	(1,006)
Income taxes recoverable	1	20
Unpaid loss and loss adjustment expenses	(2,601)	(4,373)
Unearned premiums	6,321	6,133
Reinsurance payable	127	260
Deferred service fees	452	(644)
Other, net	739	1,127
Net cash (used in) provided by operating activities	(4,095)	187
Investing activities:
Proceeds from sales and maturities of fixed maturities	2,582	1,195
Proceeds from sales of equity investments	1,607	308
Purchases of fixed maturities	(8,443)	(4,722)
Purchases of equity investments	(1,541)	(1,738)
Net acquisitions of limited liability investments	(300)	(2,859)
Net proceeds from other investments	17	—
Net purchases of short-term investments	(533)	—
Net purchases of property and equipment	(11)	(39)
Net cash used in investing activities	(6,622)	(7,855)
Net decrease in cash and cash equivalents	(10,717)	(7,668)
Cash and cash equivalents at beginning of period	51,701	71,234
Cash and cash equivalents at end of period	$40,984	$63,566
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2015 Annual Report") for the year ended December 31, 2015.
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
The fair values of the Company's investments in fixed maturities and equity investments, performance shares, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2015 Annual Report.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs")

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

or voting interest entities while also eliminating the presumption that a general partner should consolidate a limited partnership. Effective January 1, 2016, the Company adopted ASU 2015-02. The adoption of the standard did not have an impact on the consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effects, by line item, if any, must be disclosed. Effective January 1, 2016, the Company adopted ASU 2015-16. The adoption of the standard did not have an impact on the consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net (loss) income. Adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive (loss) income, but could have a significant impact on the Company's results of operations and (loss) earnings per share as changes in fair value will be presented in net (loss) income rather than other comprehensive loss.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 5 DISCONTINUED OPERATIONS
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential future earnout payments to the Company equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the unaudited consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three months ended March 31, 2015 is presented below:

(in thousands)	Three months ended March 31,
	2016	2015
Revenues:
Service fee and commission income	$—	$8,342
Other expense	—	(20)
Total revenues	—	8,322
Expenses:
General and administrative expenses	—	6,462
Income from discontinued operations before income tax expense	—	1,860
Income tax expense	—	434
Income from discontinued operations, net of taxes	$—	$1,426
For the three months ended March 31, 2016 and March 31, 2015, ARS' net cash used in operating activities was zero and $0.2 million, respectively. ARS had no cash flows from investing activities for the three months ended March 31, 2016 and March 31, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at March 31, 2016 and December 31, 2015 are summarized in the tables shown below:

(in thousands)	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$24,845	$130	$3	$24,972
States, municipalities and political subdivisions	2,334	31	—	2,365
Mortgage-backed	8,400	91	9	8,482
Asset-backed securities and collateralized mortgage obligations	6,586	15	5	6,596
Corporate	19,424	196	23	19,597
Total fixed maturities	61,589	463	40	62,012
Equity investments:
Common stock	24,934	3,402	2,577	25,759
Warrants	1,251	27	734	544
Total equity investments	26,185	3,429	3,311	26,303
Total fixed maturities and equity investments	$87,774	$3,892	$3,351	$88,315

(in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$73	$63	$20,453
States, municipalities and political subdivisions	2,241	20	5	2,256
Mortgage-backed	7,997	25	59	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	4	21	6,023
Corporate	18,885	60	81	18,864
Total fixed maturities	55,606	182	229	55,559
Equity investments:
Common stock	25,177	3,464	2,055	26,586
Warrants	1,251	52	330	973
Total equity investments	26,428	3,516	2,385	27,559
Total fixed maturities and equity investments	$82,034	$3,698	$2,614	$83,118

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

The table below summarizes the Company's fixed maturities at March 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,092	$13,157
Due after one year through five years	37,524	37,789
Due after five years through ten years	3,108	3,130
Due after ten years	7,865	7,936
Total	$61,589	$62,012

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of March 31, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$5,516	$3	$—	$—	$5,516	$3
Mortgage-backed	1,332	9	—	—	1,332	9
Asset-backed securities and collateralized mortgage obligations	2,866	5	—	—	2,866	5
Corporate	3,569	23	—	—	3,569	23
Total fixed maturities	13,283	40	—	—	13,283	40
Equity investments:
Common stock	9,586	2,577	—	—	9,586	2,577
Warrants	491	734	—	—	491	734
Total equity investments	10,077	3,311	—	—	10,077	3,311
Total	$23,360	$3,351	$—	$—	$23,360	$3,351

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

(in thousands)					December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,635	$63	$—	$—	$12,635	$63
States, municipalities and political subdivisions	745	5	—	—	745	5
Mortgage-backed	5,685	59	—	—	5,685	59
Asset-backed securities and collateralized mortgage obligations	5,035	21	—	—	5,035	21
Corporate	9,171	81	—	—	9,171	81
Total fixed maturities	33,271	229	—	—	33,271	229
Equity investments:
Common stock	15,711	2,055	—	—	15,711	2,055
Warrants	897	330	—	—	897	330
Total equity investments	16,608	2,385	—	—	16,608	2,385
Total	$49,879	$2,614	$—	$—	$49,879	$2,614
Fixed maturities and equity investments contain approximately 64 and 127 individual investments that were in unrealized loss positions as of March 31, 2016 and December 31, 2015, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

2016. For the three months ended March 31, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
There were no other-than-temporary losses recognized in other comprehensive loss for the three months ended March 31, 2016. There were $0.0 million of other-than-temporary losses recognized in other comprehensive loss for the three months ended March 31, 2015.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. As of March 31, 2016 and December 31, 2015, the carrying value of limited liability investments totaled $20.2 million and $20.1 million, respectively. At March 31, 2016, the Company has unfunded commitments totaling $2.3 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of March 31, 2016 and December 31, 2015, the carrying value of other investments totaled $4.1 million and $4.1 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three months ended March 31, 2016 and March 31, 2015 were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Gross realized gains	$34	$—
Gross realized losses	(205)	—
Net realized losses	$(171)	$—

Net investment (loss) income for the three months ended March 31, 2016 and March 31, 2015, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Investment income
Interest from fixed maturities	$218	$269
Dividends	266	147
(Loss) income from limited liability investments	(201)	929
Loss on change in fair value of warrants	(387)	—
Other	39	34
Gross investment (loss) income	(65)	1,379
Investment expenses	(7)	(66)
Net investment (loss) income	$(72)	$1,313
At March 31, 2016, fixed maturities and short-term investments with an estimated fair value of $12.7 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2016, the amount of such pledged securities was $15.8 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock and private units of 1347 Capital Corp. and is accounted for under the equity method. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in 1347 Capital Corp. at March 31, 2016 and December 31, 2015 were as follows:

(in thousands, except for percentages)
	March 31, 2016			December 31, 2015
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$12,447	$1,702	21.0%	$12,369	$1,772

Equity in net loss of investee was $0.1 million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
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
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2016 and 2015, respectively, are comprised as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Beginning balance, net	$12,143	$12,197
Additions	7,589	7,554
Amortization	(6,292)	(6,548)
Balance at March 31, net	$13,440	$13,203

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,660	$3,258
Vehicle service agreements in-force	3,680	3,410	270
Customer-related relationships	3,611	1,164	2,447
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,304	$14,441

(in thousands)		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,537	$3,381
Vehicle service agreements in-force	3,680	3,362	318
Customer-related relationships	3,611	1,040	2,571
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,009	$14,736
The Company's intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

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
Consequently, the process of determining the provision for unpaid loss and loss adjustment expenses necessarily involves risks that the actual loss and loss adjustment expenses incurred by Company will deviate, perhaps materially, from the estimates recorded.
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established.
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2016 and March 31, 2015 were as follows:

(in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period, gross	$55,471	$63,895
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203
Balance at beginning of period, net	54,264	60,692
Incurred related to:
Current year	22,039	20,472
Prior years	91	(76)
Paid related to:
Current year	(7,036)	(7,532)
Prior years	(17,517)	(16,740)
Balance at end of period, net	51,841	56,816
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,029	2,706
Balance at end of period, gross	$52,870	$59,522

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2016 and March 31, 2015 were as follows:

(in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$2,975	$2,975
Incurred related to:
Current year	1,367	1,557
Prior years	—	—
Paid related to:
Current year	(1,233)	(1,446)
Prior years	(134)	(111)
Balance at end of period	$2,975	$2,975

NOTE 11 DEBT
Debt consists of the following instrument:

(in thousands)	March 31, 2016		December 31, 2015
	Principal	Fair Value	Principal	Fair Value
Subordinated debt	$90,500	$37,370	$90,500	$39,898

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At March 31, 2016 and December 31, 2015, finance lease obligation liability of $4.9 million and $4.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

NOTE 13 INCOME TAXES
Income tax expense for the three months ended March 31, 2016 and March 31, 2015, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to (loss) income from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2016	2015
Income tax (benefit) expense at United States statutory income tax rate	$(499)	$690
Valuation allowance	389	(638)
Non-taxable dividend income	—	(424)
Foreign operations subject to different tax rates	36	122
Other	100	272
Income tax expense	$26	$22
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2016 and December 31, 2015. The Company's operations have generated substantial operating losses during the last several years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2016 and December 31, 2015 net deferred tax asset. The Company carries a deferred income tax liability of $2.9 million and $2.9 million at March 31, 2016 and December 31, 2015, respectively, all of which relates to indefinite life intangible assets.
As of March 31, 2016, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 14 (LOSS) EARNINGS PER SHARE FROM CONTINUING OPERATIONS
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share from continuing operations computation for the three months ended March 31, 2016 and March 31, 2015:

(in thousands, except per share data)	Three months ended March 31,
	2016	2015
Numerator:
(Loss) income from continuing operations	$(1,495)	$2,008
Plus (less): net loss (income) attributable to noncontrolling interests	39	(1,224)
Less: dividends on preferred stock	(82)	(81)
(Loss) income from continuing operations attributable to common shareholders	$(1,538)	$703
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,710	19,710
Weighted average diluted shares
Weighted average common shares outstanding	19,710	19,710
Effect of potentially dilutive securities
Stock options	—	130
Unvested restricted stock awards	—	689
Warrants	—	620
Convertible preferred stock	—	—
Total weighted average diluted shares	19,710	21,149
Basic (loss) earnings per common share from continuing operations	$(0.08)	$0.04
Diluted (loss) earnings per common share from continuing operations	$(0.08)	$0.03
(Loss) earnings per share from continuing operations is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock.
Since the Company is reporting a loss from continuing operations for the three months ended March 31, 2016, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share from continuing operations since their inclusion would have been anti-dilutive.
The dilutive effect of the stock options, unvested restricted stock awards and warrants are reflected in diluted earnings per share from continuing operations by application of the treasury stock method. The dilutive effect of the convertible preferred stock is reflected in diluted earnings per share from continuing operations by application of the if-converted method. The effects of these potentially dilutive securities are excluded from the computation of diluted earnings per share from continuing operations in periods in which the effect would be anti-dilutive. For the three months ended March 31, 2015, the convertible preferred stock was deemed to be anti-dilutive and was excluded from the calculation of diluted earnings per share from continuing operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2016:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	611,875	$4.50	2.2	$43
Granted	—	—
Expired	—	—
Outstanding at March 31, 2016	611,875	$4.50	2.0	$153
Exercisable at March 31, 2016	611,875	$4.50	2.0	$153
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2016 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2016.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at March 31, 2016 was $6.5 million. The grant-date fair value of the Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the three months ended March 31, 2016:

(in thousands, except for share data)
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at March 31, 2016	1,952,665	$4.14
Total stock-based compensation expense, net of forfeitures, was $0.2 million and $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016 and March 31, 2015 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2016 and March 31, 2015 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended March 31, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2016	$13,080	$(3,780)	$9,300

Other comprehensive income before reclassifications	275	—	275
Amounts reclassified from accumulated other comprehensive income	(432)	—	(432)
Net current-period other comprehensive loss	(157)	—	(157)

Balance at March 31, 2016	$12,923	$(3,780)	$9,143

(in thousands)		Three months ended March 31, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(108)	180	72
Amounts reclassified from accumulated other comprehensive income	13	—	13
Net current-period other comprehensive (loss) income	(95)	180	85

Balance at March 31, 2015	$14,527	$(5,772)	$8,755

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	2016	2015
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized losses	$432	$(3)
Other-than-temporary impairment loss	—	(10)
(Loss) income from continuing operations before income tax expense	432	(13)
Income tax expense	—	—
Net (loss) income	432	(13)
NOTE 17 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only nine states.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2016 and 2015 were:

(in thousands)	Three months ended March 31,
	2016	2015
Revenues:
Insurance Underwriting:
Net premiums earned	$29,427	$29,030
Other income	2,273	2,237
Total Insurance Underwriting	31,700	31,267
Insurance Services:
Service fee and commission income	5,322	5,398
Other income	54	97
Total Insurance Services	5,376	5,495
Total segment revenues	37,076	36,762
Net investment (loss) income	(72)	1,313
Net realized losses	(171)	—
Other-than-temporary impairment loss	—	(10)
Other income not allocated to segments	47	6,023
Total revenues	$36,880	$44,088
The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to the consolidated (loss) income from continuing operations for the three months ended March 31, 2016 and 2015 were:

(in thousands)	Three months ended March 31,
	2016	2015
Segment operating (loss) income
Insurance Underwriting	$(239)	$322
Insurance Services	(156)	(186)
Total segment operating (loss) income	(395)	136
Net investment (loss) income	(72)	1,313
Net realized losses	(171)	—
Other-than-temporary impairment loss	—	(10)
Other income and expenses not allocated to segments, net	(1,901)	2,710
Amortization of intangible assets	(295)	(317)
Contingent consideration expense	—	(144)
Interest expense	(1,093)	(1,391)
Foreign exchange losses, net	(1)	(392)
Gain on change in fair value of debt	2,528	261
Equity in net loss of investee	(69)	(136)
(Loss) income from continuing operations before income tax expense	(1,469)	2,030
Income tax expense	26	22
(Loss) income from continuing operations	$(1,495)	$2,008

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

Insurance Underwriting net premiums earned by line of business for the three months ended March 31, 2016 and 2015 were:

(in thousands)	Three months ended March 31,
	2016	2015
Insurance Underwriting:
Private passenger auto liability	$20,075	$19,339
Auto physical damage	9,352	9,691
Total net premiums earned	$29,427	$29,030
NOTE 18 RELATED PARTY TRANSACTIONS

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with 1347 Property Insurance Holdings, Inc. ("PIH") which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of March 31, 2016. Refer to Note 19, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of March 31, 2016. Refer to Note 19, "Fair Value of Financial Instruments," for further details regarding the performance shares.
During the second quarter of 2014, the Company made an investment in Itasca Golf Investors, LLC ("Itasca Golf") which is included in limited liability investments on the consolidated balance sheets. On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. On June 11, 2015, the line of credit was increased

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

by $0.2 million. On June 11, 2015, the Company advanced $0.2 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. The line of credit bears interest at 3% and matures on August 28, 2016.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

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
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's performance shares, subordinated debt and contingent consideration liabilities are measured and reported at fair value.
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
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 18, "Related Party Transactions," for further details regarding the performance shares.
Debt - The fair value of the subordinated debt is calculated by a third-party using a model based on significant market observable inputs.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 was as follows:

(in thousands)			March 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$24,972	$—	$24,972	$—
States, municipalities and political subdivisions	2,365	—	2,365	—
Mortgage-backed	8,482	—	8,482	—
Asset-backed securities and collateralized mortgage obligations	6,596	—	6,596	—
Corporate	19,597	—	19,597	—
Total fixed maturities	62,012	—	62,012	—
Equity investments:
Common stock	25,759	25,759	—	—
Warrants	544	187	357	—
Total equity investments	26,303	25,946	357	—
Other investments	4,060	—	4,060	—
Short-term investments	935	—	935	—
Total assets	$93,310	$25,946	$67,364	$—

Liabilities:
Subordinated debt	$37,370	$—	$37,370	$—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$39,352	$—	$37,370	$1,982

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

(in thousands)			December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,453	$—	$20,453	$—
States municipalities and political subdivisions	2,256	—	2,256	—
Mortgage-backed	7,963	—	7,963	—
Asset-backed securities and collateralized mortgage obligations	6,023	—	6,023	—
Corporate	18,864	—	18,864	—
Total fixed maturities	55,559	—	55,559	—
Equity investments:
Common stock	26,586	26,586	—	—
Warrants	973	229	744	—
Total equity investments	27,559	26,815	744	—
Other investments	4,077	—	4,077	—
Short-term investments	400	—	400	—
Total assets	$87,595	$26,815	$60,780	$—

Liabilities:
Subordinated debt	$39,898	$—	$39,898	$—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$41,880	$—	$39,898	$1,982

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2016 and March 31, 2015:

(in thousands)	Three months ended March 31,
	2016	2015
Contingent consideration:
Beginning balance	$1,982	$3,121
Change in fair value of contingent consideration included in net (loss) income	—	144
Ending balance	$1,982	$3,265

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2016

NOTE 20 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that an individual action may result in a loss having a material adverse effect on the Company's financial condition or results of operations.
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2016.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $4.5 million of capital to allow for participation in limited liability investments. At March 31, 2016, the unfunded commitment was $2.3 million.
NOTE 21 SUBSEQUENT EVENT
On April 21, 2016, the Company announced that it restructured its Insurance Services segment with the acquisition of Argo Management Group LLC ("Argo") and the formation of 1347 Warranty Holdings ("1347 Warranty"). Argo's primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund organized for purposes of making control-oriented equity investments in established lower middle market companies based in North America, with a focus on search fund investments. Mr. John T. Fitzgerald, the Managing Member of Argo, joined Kingsway as an Executive Vice President and is leading 1347 Warranty, a unit formed to manage Kingsway's warranty businesses, which comprise IWS and Trinity. On April 21, 2016, the Board of Directors of the Company appointed Mr. Fitzgerald as a new director.
As part of the agreement to purchase Argo, Mr. Fitzgerald will receive 160,000 common shares of the Company and 500,000 restricted stock units scheduled to vest on March 28, 2024 with other terms and conditions substantially similar to those pertaining to the Company's executive officers under the 2013 Equity Incentive Plan. The restricted stock units will be issued when certain conditions precedent are met including the purchase for $1.0 million by Mr. Fitzgerald of common shares of the Company either in open market purchases, or directly from the Company at $5.50 per share should the market price exceed $5.50 per share. Mr. Fitzgerald also received 40,000 options granted April 20, 2016, which were immediately vested and exercisable as of that date.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only nine states. For the three months ended March 31, 2016, production in the following states represented 86.8% of the Company's gross premiums written: Florida (27.0%), Texas (19.3%), Illinois (12.5%), Nevada (10.4%), California (9.6%) and Colorado (8.0%). For the three months ended March 31, 2016, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income from continuing operations before income tax expense which, in addition to operating (loss) income, includes net investment (loss) income, net realized losses, other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration expense, interest expense, foreign exchange losses, net, gain on change in fair value of debt and equity in net loss of investee. A reconciliation of segment operating (loss) income to (loss) income from continuing operations before income tax expense for the three months ended March 31, 2016 and 2015 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Annual Report. There has been no material change subsequent to

KINGSWAY FINANCIAL SERVICES INC.

December 31, 2015 to the information previously disclosed in the 2015 Annual Report with respect to these critical accounting estimates and assumptions.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating (loss) income to net (loss) income for the three months ended March 31, 2016 and 2015 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
For the three months ended March 31 (in thousands of dollars)

	For the three months ended March 31,
	2016	2015	Change
Segment operating (loss) income
Insurance Underwriting	(239)	322	(561)
Insurance Services	(156)	(186)	30
Total segment operating (loss) income	(395)	136	(531)
Net investment (loss) income	(72)	1,313	(1,385)
Net realized losses	(171)	—	(171)
Other-than-temporary impairment loss	—	(10)	10
Other income and expenses not allocated to segments, net	(1,901)	2,710	(4,611)
Amortization of intangible assets	(295)	(317)	22
Contingent consideration expense	—	(144)	144
Interest expense	(1,093)	(1,391)	298
Foreign exchange losses, net	(1)	(392)	391
Gain on change in fair value of debt	2,528	261	2,267
Equity in net loss of investee	(69)	(136)	67
(Loss) income from continuing operations before income tax expense	(1,469)	2,030	(3,499)
Income tax expense	26	22	4
(Loss) income from continuing operations	(1,495)	2,008	(3,503)
Income from discontinued operations, net of taxes	—	1,426	(1,426)
Net (loss) income	(1,495)	3,434	(4,929)
(Loss) Income from Continuing Operations and Net (Loss) Income
In the first quarter of 2016, we reported loss from continuing operations of $1.5 million compared to income from continuing operations of $2.0 million for first quarter of 2015. The loss from continuing operations for the three months ended March 31, 2016 is primarily attributable to operating loss in Insurance Underwriting and Insurance Services, other income and expenses not allocated to segments and interest expense, partially offset by a gain on change in fair value of debt. The income from continuing operations for the three months ended March 31, 2015 is primarily attributable to net investment income and other income and expenses not allocated to segments, partially offset by interest expense and foreign exchange losses.
For the three months ended March 31, 2016, we reported net loss of $1.5 million compared to net income of $3.4 million for the three months ended March 31, 2015.
Insurance Underwriting
In the first quarter of 2016, Insurance Underwriting gross premiums written were $35.8 million compared to $35.2 million in the first quarter of 2015, representing a 1.7% increase. Net premiums written increased 1.7% to $35.6 million in the first quarter of 2016 compared with $35.0 million in the first quarter of 2015. Net premiums earned increased 1.4% to $29.4 million in the first quarter of 2016 compared with $29.0 million in the first quarter of 2015. The increases in gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2016, compared to the same period in 2015, result primarily from increased premium written in Florida primarily offset by reduced premium written in California and Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015.

KINGSWAY FINANCIAL SERVICES INC.

The Insurance Underwriting operating loss was $0.2 million for the three months ended March 31, 2016 compared to operating income of $0.3 million for the three months ended March 31, 2015. The increase in operating loss is primarily attributable to an increase in loss and loss adjustment expenses, partially offset by an increase in net premiums earned and a decrease in general expenses for the three months ended March 31, 2016 compared to the same period in 2015.
The Insurance Underwriting loss and loss adjustment expense ratio for the first quarter of 2016 was 75.2% compared to 70.3% for the first quarter of 2015. The increase in the loss and loss adjustment expense ratio for the three months ended March 31, 2016 is primarily attributable to an increase in loss and loss adjustment expenses at Mendota and MCC.
The Insurance Underwriting expense ratio was 26.0% for the first quarter of 2016 compared to 29.3% for the first quarter of 2015. The decrease in the expense ratio is primarily due to an overall reduction in general expenses. The Insurance Underwriting expense ratio includes policy fee income of $2.1 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.
The Insurance Underwriting combined ratio was 101.2% in the first quarter of 2016 compared with 99.6% in the first quarter of 2015, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 1.9% to $5.3 million for the three months ended March 31, 2016 compared with $5.4 million for the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 is due to decreased service fee and commission income at IWS, partially offset by increased service fee and commission income at Trinity. The Insurance Services operating loss was $0.2 million for the three months ended March 31, 2016 compared with $0.2 million for the three months ended March 31, 2015.
Net Investment (Loss) Income
Net investment loss was $0.1 million in the first quarter of 2016 compared to net investment income of $1.3 million in the first quarter of 2015. The decrease for the three months ended March 31, 2016 is primarily due to a decrease in income from limited liability investments, as well as a decrease in fair value of derivative instrument warrants. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.
Net Realized Losses
Net realized losses were $0.2 million in the first quarter of 2016 compared to zero in the first quarter of 2015. The net realized losses for the three months ended March 31, 2016 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $1.9 million in the first quarter of 2016 compared to a net income of $2.7 million in the first quarter of 2015. The increase in net expense for the three months ended March 31, 2016 is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with 1347 Property Insurance Holdings, Inc., as further discussed in Note 18, "Related Party Transactions," to the unaudited consolidated interim financial statements, partially offset by less general expense for salaries and employee benefits during the first quarter of 2016 compared to the same period in 2015.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million for the first quarter of 2016 compared to $0.3 million in the first quarter of 2015.
Contingent Consideration Expense
Contingent consideration expense was zero for the first quarter of 2016 compared to $0.1 million in the first quarter of 2015. During the fourth quarter of 2015, the Company reevaluated its contingent consideration liabilities and recorded an adjustment to reduce the balance of its contingent consideration liabilities at December 31, 2015. As a result of the reevaluation, the Company concluded that the accretion pattern for its contingent consideration liabilities should be revised, leading the Company to record no contingent consideration expense during the first quarter of 2016.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense
Interest expense for the first quarter of 2016 was $1.1 million compared to $1.4 million in the first quarter of 2015. The decrease for the three months ended March 31, 2016 is primarily attributable to the repayment during June 2015 of the outstanding principal balance on the Company's LROC preferred units due June 30, 2015.
Foreign Exchange Losses, Net
During the first quarter of 2016, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.4 million in the first quarter of 2015. Foreign exchange losses, net for the three months ended March 31, 2015 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust"). The Company deconsolidated KLROC Trust in June 2015.
Gain on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $2.5 million in the first quarter of 2016 compared to $0.3 million in the first quarter of 2015. The gain for the first quarter of 2016 is due to a decrease in the fair value of the subordinated debt, whereas the gain for the first quarter of 2015 is primarily due to a decrease in the fair value of the Company's LROC preferred units partially offset by an increase in the fair value of the subordinated debt. For information regarding the Company's approach to determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
Equity in Net Loss of Investee
Equity in net loss of investee for the three months ended March 31, 2016 and 2015 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the first quarter of 2016 was $0.0 million compared to $0.0 million in the first quarter of 2015. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2016 and March 31, 2015, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At March 31, 2016, we held cash and cash equivalents and investments with a carrying value of $154.5 million. As of March 31, 2016, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2016	% of Total	December 31, 2015	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	24,972	16.2%	20,453	12.8%
States, municipalities and political subdivisions	2,365	1.5%	2,256	1.4%
Mortgage-backed	8,482	5.5%	7,963	5.0%
Asset-backed securities and collateralized mortgage obligations	6,596	4.3%	6,023	3.8%
Corporate	19,597	12.7%	18,864	11.8%
Total fixed maturities	62,012	40.2%	55,559	34.8%
Equity investments:
Common stock	25,759	16.7%	26,586	16.7%
Warrants	544	0.4%	973	0.6%
Total equity investments	26,303	17.1%	27,559	17.3%
Limited liability investments	20,240	13.1%	20,141	12.6%
Other investments	4,060	2.6%	4,077	2.6%
Short-term investments	935	0.6%	400	0.3%
Total investments	113,550	73.6%	107,736	67.6%
Cash and cash equivalents	40,984	26.4%	51,701	32.4%
Total	154,534	100.0%	159,437	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2016 and December 31, 2015.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars)

	March 31, 2016	% of Total	December 31, 2015	% of Total
Due in less than one year	13,157	21.2%	10,078	18.1%
Due in one through five years	37,789	60.9%	35,999	64.8%
Due after five through ten years	3,130	5.0%	1,425	2.6%
Due after ten years	7,936	12.9%	8,057	14.5%
Total	62,012	100.0%	55,559	100.0%

At March 31, 2016, 82.1% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
The Investment Committee of the Board of Directors is responsible for the oversight of key investment policies and limits. These policies and limits are subject to annual review and approval by the Investment Committee. The Investment Committee is also responsible for ensuring that these policies are implemented and that procedures are in place to manage and control credit risk.
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2016 and December 31, 2015, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 89.6% of those investments rated 'A' or better at March 31, 2016. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 18, "Related Party Transactions," to the unaudited consolidated interim financial statements. The preferred stock is not rated.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	March 31, 2016	December 31, 2015
AAA/Aaa	67.6%	61.9%
AA/Aa	5.7	10.5
A/A	16.3	18.4
Percentage rated A/A2 or better	89.6%	90.8%
BBB/Baa	5.5	3.7
Not rated	4.9	5.5
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
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

KINGSWAY FINANCIAL SERVICES INC.

position for different periods of time based on the underlying economic assumptions driving the investment manager’s valuation of the holding.
At March 31, 2016 and December 31, 2015, the gross unrealized losses for fixed maturities and equity investments amounted to $3.4 million and $2.6 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. The real estate investments yield between 7.5% - 8% minimum preferred return on invested capital. Table 5 below presents additional information pertaining to the limited liability investments at March 31, 2016 and December 31, 2015.
TABLE 5 Limited liability investments
(in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	March 31, 2016	March 31, 2016	December 31, 2015
Investments held through LLCs	1,987	19,595	19,449
Investments held through LPs and GP	300	645	692
Total	2,287	20,240	20,141
Investment in Investee
At March 31, 2016, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected as investment in investee in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2014, 1347 Capital Corp. completed an initial public offering. 1347 Capital Corp. has 24 months from the date of the initial public offering to complete a successful business combination. Had a successful business combination been consummated during the first quarter of 2016, and assuming the March 31, 2016 closing stock price for 1347 Capital Corp. common shares, the Company estimates the increase in its shareholders’ equity would have been approximately $5.9 million at March 31, 2016. On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. will merge with Limbach. The transaction is expected to close in June or July 2016. There can be no assurance that 1347 Capital Corp. will complete a successful business combination with Limbach or any other party. In the event 1347 Capital Corp. does not complete a successful business combination, the Company estimates its shareholders’ equity would decrease by approximately $1.7 million.
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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2016	December 31, 2015
Non-standard automobile	50,507	53,066
Commercial automobile	1,368	1,358
Other	995	1,047
Total	52,870	55,471
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	March 31, 2016	December 31, 2015
Non-standard automobile	49,558	51,937
Commercial automobile	1,288	1,280
Other	995	1,047
Total	51,841	54,264
Non-Standard Automobile
At March 31, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $50.5 million and $53.1 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and MCC.
Commercial Automobile
At March 31, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $1.4 million and $1.4 million, respectively.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2016	2015
Unfavorable (favorable) change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	91	(76)
For the three months ended March 31, 2016, the Company reported $0.1 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years compared with favorable development of $0.1 million for the three months ended March 31, 2015. The unfavorable development reported for the three months ended March 31, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota. The favorable development reported for the three months ended March 31, 2015 was primarily related to property and casualty loss and loss adjustment expenses at Amigo.
The Company cannot predict whether the provision for property and casualty unpaid loss and loss adjustment expenses will develop favorably or unfavorably from the amounts reported in the Company’s unaudited consolidated interim financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated equity but could have a material effect on the Company’s consolidated financial results for a given period.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.

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
Cash Flows
During the three months ended March 31, 2016, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $4.1 million. This use of cash can be explained primarily by the increase in premiums and service fee receivable of $5.4 million, the gain on change in fair value of debt of $2.5 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $2.6 million; partially offset by the increase in unearned premiums of $6.3 million.
During the three months ended March 31, 2016, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $6.6 million. This use of cash was driven primarily by purchases of fixed maturities, equity investments, limited liability investments and short-term investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the three months ended March 31, 2016 was $10.7 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. As a holding company, Kingsway funds its obligations, which primarily consist of interest payments on debt as well as holding company operating expenses, primarily through the sale of subsidiaries and other assets; issuance of debt and equity securities; and receipt of dividends from its non-insurance subsidiaries. On the other hand, the insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of March 31, 2016, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2015 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 5, 2016	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 5, 2016	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

