Form 10-Q
period 2016-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2016-08-04
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 4, 2016 was 19,842,806.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $62,397 and $55,606, respectively)	$63,003	$55,559
Equity investments, at fair value (cost of $21,121 and $26,428, respectively)	21,508	27,559
Limited liability investments	21,768	20,141
Other investments, at cost which approximates fair value	5,435	4,077
Short-term investments, at cost which approximates fair value	670	400
Total investments	112,384	107,736
Cash and cash equivalents	39,887	51,701
Investments in investees	4,018	1,772
Accrued investment income	496	594
Premiums receivable, net of allowance for doubtful accounts of $135 and $165, respectively	31,915	27,090
Service fee receivable, net of allowance for doubtful accounts of $288 and $276, respectively	950	911
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	3,107	3,789
Reinsurance recoverable	959	1,422
Prepaid reinsurance premiums	91	7
Deferred acquisition costs, net	13,824	12,143
Income taxes recoverable	66	61
Property and equipment, net of accumulated depreciation of $12,632 and $12,537, respectively	5,373	5,577
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $6,541 and $6,009, respectively	14,865	14,736
Other assets	3,124	3,405
Total Assets	$241,137	$241,022
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$52,195	$55,471
Vehicle service agreements	2,975	2,975
Total unpaid loss and loss adjustment expenses	55,170	58,446
Unearned premiums	41,122	35,234
Reinsurance payable	284	145
Subordinated debt, at fair value	36,302	39,898
Deferred income tax liability	2,968	2,924
Deferred service fees	35,999	34,319
Accrued expenses and other liabilities	20,456	19,959
Total Liabilities	192,301	190,925

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at June 30, 2016 and December 31, 2015, respectively; redemption amount of $6,572	6,411	6,394

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,842,806 and 19,709,706 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	342,864	341,646
Accumulated deficit	(311,292)	(308,995)
Accumulated other comprehensive income	9,500	9,300
Shareholders' equity attributable to common shareholders	41,072	41,951
Noncontrolling interests in consolidated subsidiaries	1,353	1,752
Total Shareholders' Equity	42,425	43,703
Total Liabilities and Shareholders' Equity	$241,137	$241,022
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Net premiums earned	$31,813	$30,200	$61,240	$59,230
Service fee and commission income	5,394	5,848	10,716	11,246
Net investment income	1,072	528	1,000	1,841
Net realized gains (losses)	67	53	(104)	53
Other-than-temporary impairment loss	—	—	—	(10)
Other income	2,791	2,514	5,165	10,871
Total revenues	41,137	39,143	78,017	83,231
Operating expenses:
Loss and loss adjustment expenses	24,838	24,187	48,335	46,140
Commissions and premium taxes	6,103	5,799	11,701	11,546
Cost of services sold	770	1,058	1,543	1,721
General and administrative expenses	10,826	10,175	20,377	21,751
Amortization of intangible assets	307	313	602	630
Contingent consideration (benefit) expense	(657)	110	(657)	254
Total operating expenses	42,187	41,642	81,901	82,042
Operating (loss) income	(1,050)	(2,499)	(3,884)	1,189
Other expenses (revenues), net:
Interest expense	1,108	1,414	2,201	2,805
Foreign exchange losses, net	9	760	10	1,152
(Gain) loss on change in fair value of debt	(1,068)	1,228	(3,596)	967
Loss on deconsolidation of subsidiary	—	4,420	—	4,420
Equity in net loss of investee	874	71	943	207
Total other expenses (revenues), net	923	7,893	(442)	9,551
Loss from continuing operations before income tax expense	(1,973)	(10,392)	(3,442)	(8,362)
Income tax expense	26	34	52	56
Loss from continuing operations	(1,999)	(10,426)	(3,494)	(8,418)
Income from discontinued operations, net of taxes	—	—	—	1,426
Gain on disposal of discontinued operations, net of taxes	1,124	11,259	1,124	11,259
Net (loss) income	(875)	833	(2,370)	4,267
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(361)	(1,064)	(400)	160
Less: dividends on preferred stock	82	82	164	163
Net (loss) income attributable to common shareholders	$(596)	$1,815	$(2,134)	$3,944
Loss per share - continuing operations:
Basic:	$(0.09)	$(0.48)	$(0.16)	$(0.44)
Diluted:	$(0.09)	$(0.48)	$(0.16)	$(0.44)
Earnings per share - discontinued operations:
Basic:	$0.06	$0.57	$0.06	$0.64
Diluted:	$0.06	$0.57	$0.06	$0.64
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.03)	$0.09	$(0.11)	$0.20
Diluted:	$(0.03)	$0.09	$(0.11)	$0.20
Weighted average shares outstanding (in ‘000s):
Basic:	19,818	19,710	19,764	19,710
Diluted:	19,818	19,710	19,764	19,710

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(875)	$833	$(2,370)	$4,267
Other comprehensive income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	430	(1,068)	705	(1,268)
Reclassification adjustment for amounts included in net (loss) income	(73)	1,451	(505)	1,464
Foreign currency translation adjustments	—	719	—	693
Recognition of currency translation loss on deconsolidation of subsidiary	—	1,243	—	1,243
Other comprehensive income	357	2,345	200	2,132
Comprehensive (loss) income	(518)	3,178	(2,170)	6,399
Less: comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	(360)	(1,237)	(399)	(310)
Comprehensive (loss) income attributable to common shareholders	$(158)	$4,415	$(1,771)	$6,709
(1) Net of income tax expense of $0 and $0 for the three and six months ended June 30, 2016 and June 30, 2015, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities:
Net (loss) income	$(2,370)	$4,267
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,124)	(11,259)
Equity in net loss of investee	943	207
Equity in net income of limited liability investments	(310)	(995)
Depreciation and amortization expense	697	954
Contingent consideration (benefit) expense	(657)	254
Stock-based compensation expense, net of forfeitures	474	405
Net realized losses (gains)	104	(53)
(Gain) loss on change in fair value of debt	(3,596)	967
Deferred income taxes	44	43
Other-than-temporary impairment loss	—	10
Amortization of fixed maturities premiums and discounts	133	164
Loss on deconsolidation of subsidiary	—	4,420
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(4,864)	(1,058)
Other receivables, net	682	(1,707)
Reinsurance recoverable	463	2,147
Prepaid reinsurance premiums	(84)	(83)
Deferred acquisition costs, net	(1,681)	(420)
Income taxes recoverable	(5)	17
Unpaid loss and loss adjustment expenses	(3,276)	(5,676)
Unearned premiums	5,888	1,416
Reinsurance payable	139	32
Deferred service fees	1,680	(400)
Other, net	1,408	(1,235)
Net cash used in operating activities	(5,312)	(7,583)
Investing activities:
Proceeds from sales and maturities of fixed maturities	13,349	18,861
Proceeds from sales of equity investments	3,721	307
Purchases of fixed maturities	(19,781)	(19,727)
Purchases of equity investments	(1,541)	(4,281)
Net acquisitions of limited liability investments	(1,017)	(4,495)
Net purchases of other investments	(1,357)	—
Net (purchases of) proceeds from short-term investments	(533)	4
Net proceeds from sale of discontinued operations	1,404	44,919
Net purchases of property and equipment and intangible assets	(622)	(144)
Net cash (used in) provided by investing activities	(6,377)	35,444
Financing activities:
Repurchase of common stock for cancellation	(125)	—
Redemption of LROC preferred units	—	(12,920)
Net cash used in financing activities	(125)	(12,920)
Net (decrease) increase in cash and cash equivalents	(11,814)	14,941
Cash and cash equivalents at beginning of period	51,701	71,234
Cash and cash equivalents at end of period	$39,887	$86,175
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.
The fair values of the Company's investments in fixed maturities and equity investments, performance shares, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investments in investees is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2015 Annual Report. The Company has added the following significant account policy, effective beginning with the second quarter of 2016.
Revenue recognition:
Contingent revenue
The terms of the sale of one of the Company's subsidiaries includes potential receipt by the Company of future earnout payments. The gain related to the earnout payments is recorded when the consideration is determined to be realizable and is reported in the statements of operations as gain on disposal of discontinued operations, net of taxes.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the requirements

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

for reporting and disclosing discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. Effective January 1, 2015, the Company adopted ASU 2014-08. The adoption of the standard did not have an impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 simplifies the transition to equity method accounting by requiring an equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016 and should be applied prospectively upon the effective date. Early adoption is permitted. Effective January 1, 2016, the Company adopted ASU 2016-07. The adoption of the standard did not have a material impact on the consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. Insurance contracts are not within the scope of ASU 2014-09; therefore, this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income. Adoption of ASU 2016-01 will require the changes in fair value on equity investments

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

with readily determinable fair values to be recorded in net (loss) income. Adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive (loss) income, but could have a significant impact on the Company's results of operations and (loss) earnings per share as changes in fair value will be presented in net (loss) income rather than other comprehensive (loss) income.
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
NOTE 5 ACQUISITION, DECONSOLIDATION AND DISCONTINUED OPERATIONS
(a)     Acquisition
Effective April 21, 2016, the Company issued 160,000 shares of its common stock to acquire Argo Management Group LLC ("Argo"). The Argo purchase price of $0.7 million was determined using the closing price of Kingsway common stock on the date the 160,000 shares were issued. The consolidated statements of operations include the earnings of Argo from the date of acquisition. No supplemental proforma revenue and earnings information related to the acquisition has been presented for the three and six months ended June 30, 2016, as the impact is immaterial. Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund organized for purposes of making control-oriented equity investments in established lower middle market companies based in North America, with a focus on search fund investments.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. During the second quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Separately identifiable intangible assets of $0.7 million were recognized resulting from the valuations of contract-based management fee and promote fee revenues. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
April 21, 2016
Cash and cash equivalents	$5
Other receivables	17
Intangible assets - subject to amortization	731
Other assets	5
Total assets	$758

Accrued expenses and other liabilities	$14
Total liabilities	$14

Purchase price	$744
(b)     Deconsolidation
On July 14, 2005, Kingsway Linked Return of Capital Trust ("KLROC Trust") completed its public offering of C$78.0 million through the issuance of 3,120,000 LROC 5% preferred units due June 30, 2015 ("LROC preferred units"), of which the Company was a promoter. KLROC Trust’s net proceeds of the public offering was C$74.1 million.
Beginning in 2009, the Company began purchasing LROC preferred units. During 2009, the Company acquired 833,715 LROC preferred units. During the second quarter of 2010, the Company commenced the take-over bid (the "KLROC Offer") to acquire up to 1,500,000 units at a price per unit of C$20.00 in cash. The KLROC Offer expired on July 23, 2010, and 1,525,150 units were tendered, of which 1,500,000 were purchased on a pro-rata basis. The tender was paid for using available cash.
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
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2016, the Company received cash consideration of $1.4 million, representing the first annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.1 million for the three and six months ended June 30, 2016. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the unaudited consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and six months ended June 30, 2016 and June 30, 2015 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Service fee and commission income	$—	$—	$—	$8,342
Other expense	—	—	—	(20)
Total revenues	—	—	—	8,322
Expenses:
General and administrative expenses	—	—	—	6,462
Income from discontinued operations before income tax expense	—	—	—	1,860
Income tax expense	—	—	—	434
Income from discontinued operations, net of taxes	—	—	$—	$1,426
Gain on disposal of discontinued operations before income tax benefit	1,124	11,010	1,124	11,010
Income tax benefit	—	(249)	—	(249)
Gain on disposal of discontinued operations, net of taxes	1,124	11,259	1,124	11,259
Total gain from discontinued operations, net of taxes	$1,124	$11,259	$1,124	$12,685
For the six months ended June 30, 2016 and June 30, 2015, ARS' net cash used in operating activities was zero and $0.2 million, respectively. ARS had no cash flows from investing activities for the six months ended June 30, 2016 and June 30, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at June 30, 2016 and December 31, 2015 are summarized in the tables shown below:

(in thousands)	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$27,501	$215	$—	$27,716
States, municipalities and political subdivisions	3,892	23	—	3,915
Mortgage-backed	7,236	118	4	7,350
Asset-backed securities and collateralized mortgage obligations	4,595	23	2	4,616
Corporate	19,173	251	18	19,406
Total fixed maturities	62,397	630	24	63,003
Equity investments:
Common stock	19,870	2,988	2,045	20,813
Warrants	1,251	18	574	695
Total equity investments	21,121	3,006	2,619	21,508
Total fixed maturities and equity investments	$83,518	$3,636	$2,643	$84,511

(in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$73	$63	$20,453
States, municipalities and political subdivisions	2,241	20	5	2,256
Mortgage-backed	7,997	25	59	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	4	21	6,023
Corporate	18,885	60	81	18,864
Total fixed maturities	55,606	182	229	55,559
Equity investments:
Common stock	25,177	3,464	2,055	26,586
Warrants	1,251	52	330	973
Total equity investments	26,428	3,516	2,385	27,559
Total fixed maturities and equity investments	$82,034	$3,698	$2,614	$83,118

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

The table below summarizes the Company's fixed maturities at June 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,686	$8,702
Due after one year through five years	42,813	43,258
Due after five years through ten years	3,378	3,418
Due after ten years	7,520	7,625
Total	$62,397	$63,003

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of June 30, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$701	$—	$—	$—	$701	$—
States, municipalities and political subdivisions	160	—	—	—	160	—
Mortgage-backed	981	3	146	1	1,127	4
Asset-backed securities and collateralized mortgage obligations	1,587	1	252	1	1,839	2
Corporate	2,623	13	745	5	3,368	18
Total fixed maturities	6,052	17	1,143	7	7,195	24
Equity investments:
Common stock	8,461	1,657	982	388	9,443	2,045
Warrants	651	542	1	32	652	574
Total equity investments	9,112	2,199	983	420	10,095	2,619
Total	$15,164	$2,216	$2,126	$427	$17,290	$2,643

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(in thousands)					December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,635	$63	$—	$—	$12,635	$63
States, municipalities and political subdivisions	745	5	—	—	745	5
Mortgage-backed	5,685	59	—	—	5,685	59
Asset-backed securities and collateralized mortgage obligations	5,035	21	—	—	5,035	21
Corporate	9,171	81	—	—	9,171	81
Total fixed maturities	33,271	229	—	—	33,271	229
Equity investments:
Common stock	15,711	2,055	—	—	15,711	2,055
Warrants	897	330	—	—	897	330
Total equity investments	16,608	2,385	—	—	16,608	2,385
Total	$49,879	$2,614	$—	$—	$49,879	$2,614
Fixed maturities and equity investments contain approximately 61 and 127 individual investments that were in unrealized loss positions as of June 30, 2016 and December 31, 2015, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

June 30, 2016. For the three months ended June 30, 2015, there were no write-downs for other-than-temporary impairments related to investments. For the six months ended June 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
There were no other-than-temporary losses recognized in other comprehensive loss for the three and six months ended June 30, 2016, or for the three months ended June 30, 2015. There were $0.0 million of other-than-temporary losses recognized in other comprehensive income for the six months ended June 30, 2015.
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
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate-related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2016 and December 31, 2015, the carrying value of limited liability investments totaled $21.8 million and $20.1 million, respectively. At June 30, 2016, the Company has unfunded commitments totaling $1.8 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of June 30, 2016 and December 31, 2015, the carrying value of other investments totaled $5.4 million and $4.1 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross realized gains	$214	$53	$248	$53
Gross realized losses	(147)	—	(352)	—
Net realized gains (losses)	$67	$53	$(104)	$53

Net investment income for the three and six months ended June 30, 2016 and June 30, 2015, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income
Interest from fixed maturities	$242	$124	$460	$393
Dividends	126	201	392	348
Income from limited liability investments	511	66	310	995
Gain (loss) on change in fair value of warrants	141	165	(246)	165
Other	100	32	139	66
Gross investment income	1,120	588	1,055	1,967
Investment expenses	(48)	(60)	(55)	(126)
Net investment income	$1,072	$528	$1,000	$1,841
At June 30, 2016, fixed maturities and short-term investments with an estimated fair value of $13.4 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges investments to third-parties as a deposit or to collateralize liabilities incurred under its policies of insurance. At June 30, 2016, the amount of such pledged securities was $17.3 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 7 INVESTMENTS IN INVESTEES
Investments in investees includes the Company's investments in the common stock and private units of 1347 Capital Corp. and the common stock of Itasca Capital Ltd. ("ICL"). Investments in investees are accounted for under the equity method. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company has determined that its investment in the common stock of ICL qualifies for the equity method of accounting and, thus, is included in investments in investees in the consolidated balance sheet at June 30, 2016. The Company's investment in ICL will be recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investments in investees at June 30, 2016 and December 31, 2015 were as follows:

(in thousands, except for percentages)
	June 30, 2016			December 31, 2015
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	21.0%	$11,654	$828	21.0%	$12,369	$1,772
ICL	31.2%	$3,190	$3,190	—%	$—	$—
Total		$14,844	$4,018		$12,369	$1,772

For the three months ended June 30, 2016 and June 30, 2015, equity in net loss of investee represents the Company's investment in 1347 Capital Corp. and was $0.9 million and $0.1 million, respectively ($0.9 million and $0.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively).
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
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2016 and 2015, respectively, are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance, net	$13,440	$13,203	$12,143	$12,197
Additions	7,180	6,164	14,769	13,718
Amortization	(6,796)	(6,750)	(13,088)	(13,298)
Balance at June 30, net	$13,824	$12,617	$13,824	$12,617

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,783	$3,135
Vehicle service agreements in-force	3,680	3,458	222
Customer-related relationships	3,611	1,287	2,324
Contract-based revenues	731	13	718
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$21,406	$6,541	$14,865

(in thousands)		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,537	$3,381
Vehicle service agreements in-force	3,680	3,362	318
Customer-related relationships	3,611	1,040	2,571
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,009	$14,736
As further discussed in Note 5, "Acquisition, Deconsolidation and Discontinued Operations," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2016 and June 30, 2015, respectively ($0.6 million and $0.6 million for the six months ended June 30, 2016 and June 30, 2015, respectively). The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 10 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is, therefore, a complex and dynamic process influenced by a large variety of factors. These factors include the Company's experience with similar cases and historical trends involving loss payment patterns, pending levels of unpaid loss and loss adjustment expenses, product mix or concentration, loss severity and loss frequency patterns.
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
Consequently, the process of determining the provision for unpaid loss and loss adjustment expenses necessarily involves risks that the actual loss and loss adjustment expenses incurred by the Company will deviate, perhaps materially, from the estimates recorded.
The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established.
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2016 and June 30, 2015 were as follows:

(in thousands)	June 30, 2016	June 30, 2015
Balance at beginning of period, gross	$55,471	$63,895
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203
Balance at beginning of period, net	54,264	60,692
Incurred related to:
Current year	45,614	43,610
Prior years	67	(484)
Paid related to:
Current year	(22,060)	(21,418)
Prior years	(26,535)	(26,009)
Balance at end of period, net	51,350	56,391
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	845	1,828
Balance at end of period, gross	$52,195	$58,219

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2016 and June 30, 2015 were as follows:

(in thousands)	June 30, 2016	June 30, 2015
Balance at beginning of period	$2,975	$2,975
Incurred related to:
Current year	2,654	3,014
Prior years	—	—
Paid related to:
Current year	(2,502)	(2,904)
Prior years	(152)	(110)
Balance at end of period	$2,975	$2,975

NOTE 11 DEBT
Debt consists of the following:

(in thousands)	June 30, 2016		December 31, 2015
	Principal	Fair Value	Principal	Fair Value
Subordinated debt	$90,500	$36,302	$90,500	$39,898

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At June 30, 2016 and December 31, 2015, finance lease obligation liability of $5.0 million and $4.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At June 30, 2016 and December 31, 2015, the carrying value of the land and building of $4.8 million and $4.9 million, respectively, is included in property and equipment in the consolidated balance sheets.

NOTE 13 INCOME TAXES
Income tax expense for the three and six months ended June 30, 2016 and June 30, 2015, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax benefit at United States statutory income tax rate	$(671)	$(3,533)	$(1,170)	$(2,843)
Non-deductible compensation	381	70	449	138
Valuation allowance	251	1,172	640	533
Foreign operations subject to different tax rates	38	33	74	155
Deconsolidation of subsidiary	—	2,391	—	2,391
Non-taxable dividend income	—	9	—	(415)
Other	27	(108)	59	97
Income tax expense	$26	$34	$52	$56
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2016 and December 31, 2015. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2016 and December 31, 2015 net deferred tax asset. The Company carries a deferred income tax liability of $3.0 million and $2.9 million at June 30, 2016 and December 31, 2015, respectively, all of which relates to indefinite life intangible assets.
As of June 30, 2016, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 14 LOSS PER SHARE FROM CONTINUING OPERATIONS
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share from continuing operations computation for the three and six months ended June 30, 2016 and June 30, 2015:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(1,999)	$(10,426)	$(3,494)	$(8,418)
Plus (less): net loss (income) attributable to noncontrolling interests	361	1,064	400	(160)
Less: dividends on preferred stock	(82)	(82)	(164)	(163)
Loss from continuing operations attributable to common shareholders	$(1,720)	$(9,444)	$(3,258)	$(8,741)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,818	19,710	19,764	19,710
Weighted average diluted shares
Weighted average common shares outstanding	19,818	19,710	19,764	19,710
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	19,818	19,710	19,764	19,710
Basic loss per common share from continuing operations	$(0.09)	$(0.48)	$(0.16)	$(0.44)
Diluted loss per common share from continuing operations	$(0.09)	$(0.48)	$(0.16)	$(0.44)
Loss per share from continuing operations is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the three and six months ended June 30, 2016 and June 30, 2015, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share from continuing operations since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2016:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	611,875	$4.50	2.2	$43
Granted	40,000	4.67
Expired	—	—
Outstanding at June 30, 2016	651,875	$4.51	1.9	$560
Exercisable at June 30, 2016	611,875	$4.51	1.9	$560
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2016 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the six months ended June 30, 2016 were as follows:

Six months ended June 30, 2016
Risk-free interest rate	1.1%
Dividend yield	—
Expected volatility	0.5%
Expected term (in years)	4.0
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock ("Restricted Stock") to certain officers of the Company. The Restricted Stock vests after a ten-year period and is subject to the officer's continued employment through the vesting date. The Restricted Stock is amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested awards at June 30, 2016 was $6.3 million. The grant-date fair value of the Restricted Stock was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock for the six months ended June 30, 2016:

(in thousands, except for share data)
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at June 30, 2016	1,952,665	$4.14
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively ($0.5 million and $0.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

NOTE 16 STOCKHOLDER'S EQUITY
In November 2015, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 5% of its currently issued and outstanding common stock through November 2016. During the three and six months ended June 30, 2016, the Company repurchased 26,900 shares for an aggregate purchase price of $0.1 million, including fees and commissions, under its share repurchase program. All repurchased common stock was cancelled. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.
On April 21, 2016, the Company issued 160,000 shares of common stock as consideration for the acquisition of Argo. Refer to Note 5, "Acquisition, Deconsolidation and Discontinued Operations," for further details regarding the Argo acquisition.
NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2016 and June 30, 2015 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive income, net of tax, only for the three and six months ended June 30, 2016 and June 30, 2015 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended June 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at April 1, 2016	$12,923	$(3,780)	$9,143

Other comprehensive income before reclassifications	430	—	430
Amounts reclassified from accumulated other comprehensive income	(73)	—	(73)
Net current-period other comprehensive income	357	—	357

Balance at June 30, 2016	$13,280	$(3,780)	$9,500

(in thousands)		Three months ended June 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at April 1, 2015	$14,527	$(5,772)	$8,755

Other comprehensive (loss) income before reclassifications	(1,068)	1,114	46
Amounts reclassified from accumulated other comprehensive income	1,227	1,243	2,470
Net current-period other comprehensive income	159	2,357	2,516

Balance at June 30, 2015	$14,686	$(3,415)	$11,271

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(in thousands)		Six months ended June 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2016	$13,080	$(3,780)	$9,300

Other comprehensive income before reclassifications	705	—	705
Amounts reclassified from accumulated other comprehensive income	(505)	—	(505)
Net current-period other comprehensive income	200	—	200

Balance at June 30, 2016	$13,280	$(3,780)	$9,500

(in thousands)		Six months ended June 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(1,176)	1,294	118
Amounts reclassified from accumulated other comprehensive income	1,240	1,243	2,483
Net current-period other comprehensive income	64	2,537	2,601

Balance at June 30, 2015	$14,686	$(3,415)	$11,271

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains (losses)	$73	$(1,227)	$505	$(1,230)
Other-than-temporary impairment loss	—	—	—	(10)
Loss from continuing operations before income tax expense	73	(1,227)	505	(1,240)
Income tax expense	—	—	—	—
Net (loss) income	73	(1,227)	505	(1,240)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Loss on deconsolidation of subsidiary	—	(1,243)	—	(1,243)
Loss from continuing operations before income tax expense	—	(1,243)	—	(1,243)
Income tax expense	—	—	—	—
Net (loss) income	—	(1,243)	—	(1,243)
Total reclassification from accumulated other comprehensive income to net (loss) income	$73	$(2,470)	$505	$(2,483)
NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following two reportable segments: Insurance Underwriting and Insurance Services.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan which was approved by its respective state of domicile. Kingsway continues to manage Amigo in a manner consistent with its run-off plan. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
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
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.
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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2016 and 2015 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Insurance Underwriting:
Net premiums earned	$31,813	$30,200	$61,240	$59,230
Other income	2,665	2,364	4,938	4,601
Total Insurance Underwriting	34,478	32,564	66,178	63,831
Insurance Services:
Service fee and commission income	5,394	5,848	10,716	11,246
Other income	62	107	116	204
Total Insurance Services	5,456	5,955	10,832	11,450
Total segment revenues	39,934	38,519	77,010	75,281
Net investment income	1,072	528	1,000	1,841
Net realized gains (losses)	67	53	(104)	53
Other-than-temporary impairment loss	—	—	—	(10)
Other income not allocated to segments	64	43	111	6,066
Total revenues	$41,137	$39,143	$78,017	$83,231

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

The operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs.
Segment operating (loss) income reconciled to the consolidated loss from continuing operations for the three and six months ended June 30, 2016 and 2015 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment operating (loss) income
Insurance Underwriting	$181	$(480)	$(58)	$(158)
Insurance Services	(780)	(102)	(936)	(288)
Total segment operating loss	(599)	(582)	(994)	(446)
Net investment income	1,072	528	1,000	1,841
Net realized gains (losses)	67	53	(104)	53
Other-than-temporary impairment loss	—	—	—	(10)
Other income and expenses not allocated to segments, net	(1,940)	(2,075)	(3,841)	635
Amortization of intangible assets	(307)	(313)	(602)	(630)
Contingent consideration benefit (expense)	657	(110)	657	(254)
Interest expense	(1,108)	(1,414)	(2,201)	(2,805)
Foreign exchange losses, net	(9)	(760)	(10)	(1,152)
Gain (loss) on change in fair value of debt	1,068	(1,228)	3,596	(967)
Loss on deconsolidation of subsidiary	—	(4,420)	—	(4,420)
Equity in net loss of investee	(874)	(71)	(943)	(207)
Loss from continuing operations before income tax expense	(1,973)	(10,392)	(3,442)	(8,362)
Income tax expense	26	34	52	56
Loss from continuing operations	$(1,999)	$(10,426)	$(3,494)	$(8,418)
Insurance Underwriting net premiums earned by line of business for the three and six months ended June 30, 2016 and 2015 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Insurance Underwriting:
Private passenger auto liability	$21,656	$20,292	$41,731	$39,631
Auto physical damage	10,157	9,908	19,509	19,599
Total net premiums earned	$31,813	$30,200	$61,240	$59,230
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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with 1347 Property Insurance Holdings, Inc. ("PIH") which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of June 30, 2016. Refer to Note 20, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of June 30, 2016. Refer to Note 20, "Fair Value of Financial Instruments," for further details regarding the performance shares.
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
On April 20, 2016, John T. Fitzgerald, the Managing Member of Argo, joined the Company as an Executive Vice President. As part of the agreement to purchase Argo, Mr. Fitzgerald received 160,000 common shares of the Company. On April 21, 2016, the Board of Directors appointed Mr. Fitzgerald as a new director. Mr. Fitzgerald is an investor in 1347 Investors LLC ("1347 Investors"), a 61.0% majority-owned subsidiary of the Company.

Effective June 10, 2016, the Company entered into a management services agreement with ICL, formerly Kobex Capital Corp. At June 30, 2016, the Company owns 31.2% of ICL, as further discussed in Note 7, "Investments in Investees." The management services agreement provides that the Company shall provide management and administrative services to ICL, as well as the non-exclusive use and services of appropriately qualified individuals to serve as the Chief Executive Officer, Chief Financial Officer and Corporate Secretary of ICL. Pursuant to the management services agreement, Larry G. Swets, Jr. was appointed Chief Executive Officer of ICL and Hassan Baqar was appointed Chief Financial Officer and Corporate Secretary of ICL. Mr. Swets is the Chief Executive Officer and a director of the Company. Mr. Baqar is a Vice President of the Company.

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
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
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 19, "Related Party Transactions," for further details regarding the performance shares.
Debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Changes in fair value are reported in the unaudited consolidated statements of operations as contingent consideration (benefit) expense. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 was as follows:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(in thousands)			June 30, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$27,716	$—	$27,716	$—
States, municipalities and political subdivisions	3,915	—	3,915	—
Mortgage-backed	7,350	—	7,350	—
Asset-backed securities and collateralized mortgage obligations	4,616	—	4,616	—
Corporate	19,406	—	19,406	—
Total fixed maturities	63,003	—	63,003	—
Equity investments:
Common stock	20,813	20,813	—	—
Warrants	695	197	498	—
Total equity investments	21,508	21,010	498	—
Other investments	5,435	—	5,435	—
Short-term investments	670	—	670	—
Total assets	$90,616	$21,010	$69,606	$—

Liabilities:
Subordinated debt	$36,302	$—	$36,302	$—
Contingent consideration	325	—	—	325
Total liabilities	$36,627	$—	$36,302	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

(in thousands)			December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,453	$—	$20,453	$—
States municipalities and political subdivisions	2,256	—	2,256	—
Mortgage-backed	7,963	—	7,963	—
Asset-backed securities and collateralized mortgage obligations	6,023	—	6,023	—
Corporate	18,864	—	18,864	—
Total fixed maturities	55,559	—	55,559	—
Equity investments:
Common stock	26,586	26,586	—	—
Warrants	973	229	744	—
Total equity investments	27,559	26,815	744	—
Other investments	4,077	—	4,077	—
Short-term investments	400	—	400	—
Total assets	$87,595	$26,815	$60,780	$—

Liabilities:
Subordinated debt	$39,898	$—	$39,898	$—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$41,880	$—	$39,898	$1,982

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2016 and June 30, 2015:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Contingent consideration:
Beginning balance	$1,982	$3,265	$1,982	$3,121
Settlement of contingent consideration liabilities	(1,000)	—	(1,000)	—
Change in fair value of contingent consideration included in net (loss) income	(657)	110	(657)	254
Ending balance	$325	$3,375	$325	$3,375

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

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
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2016.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments. At June 30, 2016, the unfunded commitment was $1.8 million.

NOTE 22 SUBSEQUENT EVENTS
(a)     Acquisition of CMC Industries, Inc.
On July 14, 2016, the Company acquired 81.0% of the issued and outstanding capital stock of CMC Industries, Inc., a Texas corporation ("CMC") for a purchase price of $1.5 million in cash. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage in the principal amount of approximately $180 million (the "Mortgage"). The Mortgage is non-recourse indebtedness with respect to CMC and its subsidiaries (including the Property Owner), and the Mortgage is not, nor will it be, guaranteed by the Company or its affiliates. All lease income generated by the Real Property is applied to make principal and interest payments on the Mortgage. As a result, the Company does not expect any positive cash flow to be available from CMC to help the Company meet its holding company obligations until the occurrence of one of the three events described in the next paragraph that would trigger payment of service fees. See "Liquidity and Capital Resources" in Management's Discussion and Analysis for a description of holding company liquidity.
Pursuant to the terms of the Management Services Agreement entered into at closing, an affiliate of the seller (the "Service Provider") will provide certain services to CMC and its subsidiaries in exchange for service fees. Such services (collectively, the "Services") will include (i) causing an affiliate of the Service Provider to guaranty certain obligations of the Property Owner (pursuant to an Indemnity and Guaranty Agreement between such affiliate and the holder of the Mortgage (the "Mortgagor")), (ii) providing certain individuals to serve as members of the board of directors and/or certain executive officers of CMC and/or its subsidiaries and (iii) providing asset management services with respect to the Real Property. In exchange for the Services, the Property Owner will pay certain fees to the Service Provider. The payment of such service fees will be triggered by (i) a sale of the Real Property, (ii) a restructuring of the lease to which the Real Property is subject or (iii) a refinancing or restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event).

CMC's balance sheet and results of operations will be included in the unaudited consolidated interim financial statements of the Company, beginning with the third quarter of 2016. During the third quarter of 2016, the Company will begin its fair value analysis on the assets acquired and liabilities assumed and will include an estimate of these assets and liabilities in the consolidated balance sheet at September 30, 2016, along with any additional disclosure deemed necessary. The Company intends to finalize by December 31, 2016 its fair value analysis of the assets acquired and liabilities assumed.
(b)     Investment in 1347 Investors
At June 30, 2016, the Company owns 61.0% of the outstanding units of 1347 Investors. Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2016

1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected in investments in investees in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2014, 1347 Capital Corp. completed an initial public offering. 1347 Capital Corp. had 24 months from the date of the initial public offering to complete a successful business combination. On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. would merge with Limbach. On July 21, 2016, Limbach announced the closing of the previously announced merger and 1347 Capital Corp. was renamed Limbach Holdings, Inc. As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced to approximately 27% at the transaction date. As a result of this change in ownership, the Company expects that it will no longer consolidate 1347 Investors and will instead account for its investment in 1347 Investors under the equity method of accounting, beginning with the third quarter of 2016.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, and on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.
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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. For the three months ended June 30, 2016, production in the following states represented 89.9% of the Company's gross premiums written: Florida (27.0%), Texas (17.7%), Illinois (15.2%), Nevada (10.9%), California (10.8%) and Colorado (8.3%). For the six months ended June 30, 2016, production in the following states represented 88.1% of the Company's gross premiums written: Florida (27.0%), Texas (18.5%), Illinois (13.8%), Nevada (10.6%), California (10.1%) and Colorado (8.1%). For the three and six months ended June 30, 2016, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan which was approved by its respective state of domicile. Kingsway continues to manage Amigo in a manner consistent with its run-off plan. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
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
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS has been classified as discontinued operations, and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Insurance Services segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Insurance Services segment.

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
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense which, in addition to segment operating (loss) income, includes net investment income, net realized gains (losses), other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration benefit (expense), interest expense, foreign exchange losses, net, gain (loss) on change in fair value of debt, loss on deconsolidation of subsidiary and equity in net loss of investee. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax expense for the three and six months ended June 30, 2016 and 2015 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for debt obligations; and contingent consideration.

KINGSWAY FINANCIAL SERVICES INC.

The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Annual Report. There has been no material change subsequent to December 31, 2015 to the information previously disclosed in the 2015 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating loss to net (loss) income for the three and six months ended June 30, 2016 and 2015 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
For the three and six months ended June 30 (in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Change	2016	2015	Change
Segment operating (loss) income
Insurance Underwriting	181	(480)	661	(58)	(158)	100
Insurance Services	(780)	(102)	(678)	(936)	(288)	(648)
Total segment operating loss	(599)	(582)	(17)	(994)	(446)	(548)
Net investment income	1,072	528	544	1,000	1,841	(841)
Net realized gains (losses)	67	53	14	(104)	53	(157)
Other-than-temporary impairment loss	—	—	—	—	(10)	10
Other income and expenses not allocated to segments, net	(1,940)	(2,075)	135	(3,841)	635	(4,476)
Amortization of intangible assets	(307)	(313)	6	(602)	(630)	28
Contingent consideration benefit (expense)	657	(110)	767	657	(254)	911
Interest expense	(1,108)	(1,414)	306	(2,201)	(2,805)	604
Foreign exchange losses, net	(9)	(760)	751	(10)	(1,152)	1,142
Gain (loss) on change in fair value of debt	1,068	(1,228)	2,296	3,596	(967)	4,563
Loss on deconsolidation of subsidiary	—	(4,420)	4,420	—	(4,420)	4,420
Equity in net loss of investee	(874)	(71)	(803)	(943)	(207)	(736)
Loss from continuing operations before income tax expense	(1,973)	(10,392)	8,419	(3,442)	(8,362)	4,920
Income tax expense	26	34	(8)	52	56	(4)
Loss from continuing operations	(1,999)	(10,426)	8,427	(3,494)	(8,418)	4,924
Income from discontinued operations, net of taxes	—	—	—	—	1,426	(1,426)
Gain on disposal of discontinued operations, net of taxes	1,124	11,259	(10,135)	1,124	11,259	(10,135)
Net (loss) income	(875)	833	(1,708)	(2,370)	4,267	(6,637)
Loss from Continuing Operations and Net (Loss) Income
In the second quarter of 2016, we reported loss from continuing operations of $2.0 million compared to $10.4 million in the second quarter of 2015. For the six months ended June 30, 2016, we reported loss from continuing operations of $3.5 million compared to $8.4 million for the six months ended June 30, 2015. The loss from continuing operations for the three and six months ended June 30, 2016 is primarily attributable to operating loss in Insurance Services, other income and expenses not allocated to segments and interest expense, partially offset by net investment income and gain on change in fair value of debt. The loss from continuing operations for the three months ended June 30, 2015 is primarily attributable to other income and expenses not allocated to segments, interest expense, loss on change in fair value of debt and loss on deconsolidation of subsidiary. The loss from continuing operations for the six months ended June 30, 2015 is primarily attributable to interest expense, foreign exchange losses, net, loss on change in fair value of debt and loss on deconsolidation of subsidiary, partially offset by net investment income.

KINGSWAY FINANCIAL SERVICES INC.

For the three months ended June 30, 2016, we reported net loss of $0.9 million compare to net income of $0.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we reported net loss of $2.4 million compared to net income of $4.3 million for the six months ended June 30, 2015.
Insurance Underwriting
In the second quarter of 2016, Insurance Underwriting gross premiums written were $31.4 million compared to $25.5 million in the second quarter of 2015, representing a 23.1% increase ($67.2 million year to date compared to $60.7 million prior year to date, representing a 10.7% increase). Net premiums written increased 23.1% to $31.4 million in the second quarter of 2016 compared with $25.5 million in the second quarter of 2015 ($67.0 million year to date compared to $60.6 million prior year to date, representing a 10.6% increase). Net premiums earned increased 5.3% to $31.8 million in the second quarter of 2016 compared with $30.2 million in the second quarter of 2015 ($61.2 million year to date compared to $59.2 million prior year to date, representing a 3.4% increase). The increases in gross premiums written, net premiums written and net premiums earned for the three and six months ended June 30, 2016, compared to the same periods in 2015, reflect a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company has recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015, and Mississippi.
The Insurance Underwriting operating income was $0.2 million for the three months ended June 30, 2016 (operating loss of $0.1 million year to date) compared to operating loss of $0.5 million for the three months ended June 30, 2015 (operating loss of $0.2 million prior year to date). The increase in operating income for the three months ended June 30, 2016 and the decrease in operating loss for the six months ended June 30, 2016 are primarily attributable to the increase in net premiums earned and an increase in policy fee income, which more than offset a related increase in loss and loss adjustment expenses and other variable expenses tied to the increase in net premiums earned.
The Insurance Underwriting loss and loss adjustment expense ratio for the second quarter of 2016 was 74.0% compared to 75.3% for the second quarter of 2015 (74.6% for the six months ended June 30, 2016 compared with 72.8% for the same period in 2015). The decrease in the loss and loss adjustment expense ratio for the three months ended June 30, 2016 is primarily attributable to the increase in net premiums earned in the second quarter of 2016 compared to the same period in 2015. The increase in the loss and loss adjustment expense ratio for the six months ended June 30, 2016 is attributable to decreased loss and loss adjustment expenses at Amigo during the six months ended June 30, 2015, which was reflective of continued favorable development on unpaid loss and loss adjustment expenses as part of Amigo's voluntary run-off.
The Insurance Underwriting expense ratio was 25.8% for the second quarter of 2016 compared to 27.0% for the second quarter of 2015 (25.9% for the six months ended June 30, 2016 compared with 28.1% for the same period in 2015). The decrease in the expense ratio is primarily due to the increase in net premiums earned and policy fee income for the three and six months ended June 30, 2016, compared to the same periods in 2015. The Insurance Underwriting expense ratio includes policy fee income of $2.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively ($4.7 million and $4.2 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 99.8% in the second quarter of 2016 compared with 102.3% in the second quarter of 2015 (100.5% for the six months ended June 30, 2016 compared with 100.9% for the same period in 2015), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income decreased 6.9% to $5.4 million for the three months ended June 30, 2016 compared with $5.8 million for the three months ended June 30, 2015 ($10.7 million year to date compared to $11.2 million prior year to date, representing a 4.5% decrease). The decrease for the three and six months ended June 30, 2016 is due to decreased service fee and commission income at IWS and Trinity. The Insurance Services operating loss was $0.8 million for the three months ended June 30, 2016 compared with $0.1 million for the three months ended June 30, 2015 ($0.9 million year to date compared with $0.3 million prior year to date). The increase in operating loss for the three and six months ended June 30, 2016 is primarily due to severance expenses recorded at IWS as well as additional IWS expenses related to an agreement executed with the former owners of IWS. These additional IWS operating expenses were largely offset by the $0.7 million contingent consideration benefit recorded by IWS also related to the agreement executed with the former owners of IWS. See Contingent Consideration Benefit (Expense) section below for further information.

KINGSWAY FINANCIAL SERVICES INC.

Net Investment Income
Net investment income was $1.1 million in the second quarter of 2016 compared to $0.5 million in the second quarter of 2015 ($1.0 million year to date compared to $1.8 million prior year to date). The increase for the three months ended June 30, 2016 is primarily due to an increase in income from limited liability investments. The decrease for the six months ended June 30, 2016 is primarily due a decrease in income from limited liability investments, as well as a decrease in fair value of derivative instrument warrants. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.
Net Realized Gains (Losses)
Net realized gains were $0.1 million in the second quarter of 2016 compared to $0.1 million in the second quarter of 2015 (net realized losses of $0.1 million year to date compared to net realized gains of $0.1 million prior year to date).
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $1.9 million in the second quarter of 2016 compared to $2.1 million in the second quarter of 2015 ($3.8 million year to date compared to a net income of $0.6 million prior year to date). The decrease in net expense for the three months ended June 30, 2016 is primarily due to a decrease in corporate general expenses during the second quarter of 2016 compared to the second quarter of 2015. The increase in net expense for the six months ended June 30, 2016 is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with 1347 Property Insurance Holdings, Inc., as further discussed in Note 19, "Related Party Transactions," to the unaudited consolidated interim financial statements, partially offset by less general expense for salaries and employee benefits during the six months ended June 30, 2016 compared to the same period in 2015.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million for the second quarter of 2016 compared to $0.3 million in the second quarter of 2015 ($0.6 million year to date compared to $0.6 million prior year to date).
Contingent Consideration Benefit (Expense)
Contingent consideration benefit was $0.7 million for the second quarter of 2016 compared to expense of $0.1 million in the second quarter of 2015 (benefit of $0.7 million year to date compared to expense of $0.3 million prior year to date). The benefit recorded for the three and six months ended June 30, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The asset purchase agreement executed by the Company in 2012 related to the acquisition of IWS provided that additional payments were due to the former owners of IWS contingent upon the achievement of certain targets over future reporting periods. Refer to Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements, for further information. The parties to the agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments.
Interest Expense
Interest expense for the second quarter of 2016 was $1.1 million compared to $1.4 million in the second quarter of 2015 ($2.2 million year to date compared to $2.8 million prior year to date). The decrease for the three and six months ended June 30, 2016 is primarily attributable to the repayment during June 2015 of the outstanding principal balance on the Company's LROC preferred units due June 30, 2015.
Foreign Exchange Losses, Net
During the second quarter of 2016, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.8 million in the second quarter of 2015 ($0.0 million year to date compared to $1.2 million prior year to date). Foreign exchange losses, net for the three and six months ended June 30, 2015 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust"). The Company deconsolidated KLROC Trust in June 2015.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $1.1 million in the second quarter of 2016 compared to a loss of $1.2 million in the second quarter of 2015 (gain of $3.6 million year to date compared to a loss of $1.0 million prior year to date). The gain for the second quarter of 2016 is due to a decrease in the fair value of the subordinated debt, whereas the loss for the second quarter of 2015 is due to an increase in the fair value of the subordinated debt and LROC preferred units. The 2016 year to date gain is

KINGSWAY FINANCIAL SERVICES INC.

due to a decrease in the fair value of the subordinated debt, whereas the 2015 year to date loss is primarily due to an increase in the fair value of the subordinated debt, partially offset by a decrease in the fair value of the LROC preferred units. See "Debt" section for further information.
Loss on Deconsolidation of Subsidiary
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. Refer to Note 5, "Acquisition, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.
Equity in Net Loss of Investee
Equity in net loss of investee for the three and six months ended June 30, 2016 and 2015 represents the Company's investment in 1347 Capital Corp. See Note 7, "Investments in Investees," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the second quarter of 2016 was $0.0 million compared to $0.0 million in the second quarter of 2015 ($0.1 million year to date compare to $0.1 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At June 30, 2016, we held cash and cash equivalents and investments with a carrying value of $152.3 million. As of June 30, 2016, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2016	% of Total	December 31, 2015	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	27,716	18.2%	20,453	12.8%
States, municipalities and political subdivisions	3,915	2.6%	2,256	1.4%
Mortgage-backed	7,350	4.8%	7,963	5.0%
Asset-backed securities and collateralized mortgage obligations	4,616	3.0%	6,023	3.8%
Corporate	19,406	12.7%	18,864	11.8%
Total fixed maturities	63,003	41.3%	55,559	34.8%
Equity investments:
Common stock	20,813	13.7%	26,586	16.7%
Warrants	695	0.5%	973	0.6%
Total equity investments	21,508	14.2%	27,559	17.3%
Limited liability investments	21,768	14.3%	20,141	12.6%
Other investments	5,435	3.6%	4,077	2.6%
Short-term investments	670	0.4%	400	0.3%
Total investments	112,384	73.8%	107,736	67.6%
Cash and cash equivalents	39,887	26.2%	51,701	32.4%
Total	152,271	100.0%	159,437	100.0%
Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2016 and December 31, 2015.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars)

	June 30, 2016	% of Total	December 31, 2015	% of Total
Due in less than one year	8,702	13.8%	10,078	18.1%
Due in one through five years	43,258	68.7%	35,999	64.8%
Due after five through ten years	3,418	5.4%	1,425	2.6%
Due after ten years	7,625	12.1%	8,057	14.5%
Total	63,003	100.0%	55,559	100.0%

At June 30, 2016, 82.5% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality, liquid investments in the portfolios provide us with sufficient liquidity.

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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2016 and December 31, 2015, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 91.3% of those investments rated 'A' or better at June 30, 2016. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 19, "Related Party Transactions," to the unaudited consolidated interim financial statements. The preferred stock is not rated.
TABLE 4 Credit ratings of fixed maturities

Rating (S&P/Moody's)	June 30, 2016	December 31, 2015
AAA/Aaa	62.9%	61.9%
AA/Aa	13.9	10.5
A/A	14.5	18.4
Percentage rated A/A2 or better	91.3%	90.8%
BBB/Baa	3.9	3.7
Not rated	4.8	5.5
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended June 30, 2016. For the three months ended June 30, 2015, there were no write-downs for other-than-temporary impairments related to investments. For the six months ended June 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
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
At June 30, 2016 and December 31, 2015, the gross unrealized losses for fixed maturities and equity investments amounted to $2.6 million and $2.6 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 5 below presents additional information pertaining to the limited liability investments at June 30, 2016 and December 31, 2015.
TABLE 5 Limited liability investments
(in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	June 30, 2016	June 30, 2016	December 31, 2015
Investments held through LLCs	1,598	20,987	19,449
Investments held through LPs and GP	225	781	692
Total	1,823	21,768	20,141
Investment in Investee
At June 30, 2016, the Company owns 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owns more than 50% of the outstanding units, 1347 Investors is included in the unaudited consolidated interim financial statements of the Company. 1347 Investors has an investment in the common stock and private units of 1347 Capital Corp. which is reflected in investments in investees in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2014, 1347 Capital Corp. completed an initial public offering. 1347 Capital Corp. had 24 months from the date of the initial public offering to complete a successful business combination. On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. would merge with Limbach. On July 21, 2016, Limbach announced the closing of the previously announced merger, and 1347 Capital Corp. was renamed Limbach Holdings, Inc. As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced to approximately 27% at the transaction date. As a result of this change in ownership, the Company expects that it will no longer consolidate 1347 Investors and will instead account for its investment in 1347 Investors under the equity method of accounting, beginning with the third quarter of 2016.
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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2016	December 31, 2015
Non-standard automobile	50,133	53,066
Commercial automobile	1,095	1,358
Other	967	1,047
Total	52,195	55,471
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable(in thousands of dollars)

Line of Business	June 30, 2016	December 31, 2015
Non-standard automobile	49,354	51,937
Commercial automobile	1,029	1,280
Other	967	1,047
Total	51,350	54,264
Non-Standard Automobile
At June 30, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $50.1 million and $53.1 million, respectively. The decrease is primarily due to the continuing voluntary run-offs of Amigo and MCC.
Commercial Automobile
At June 30, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $1.1 million and $1.4 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8 (Decrease) increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(Favorable) unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(24)	(408)	67	(484)
For the three months ended June 30, 2016, the Company reported $0.0 million of favorable development for property and casualty loss and loss adjustment expenses from prior accident years (unfavorable development of $0.1 million year to date) compared with favorable development of $0.4 million for the three months ended June 30, 2015 ($0.5 million prior year to date). The favorable development reported for the three months ended June 30, 2016 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, partially offset by an increase in property and casualty unpaid loss and loss adjustment expenses at Mendota. The unfavorable development reported for the six months ended June 30, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota, partially offset by a decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo. The favorable development reported for the three and six months ended June 30, 2015 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, offset by an increase in property and casualty unpaid loss and loss adjustment expenses at Mendota.
The Company cannot predict whether the provision for property and casualty unpaid loss and loss adjustment expenses will develop favorably or unfavorably from the amounts reported in the Company’s unaudited consolidated interim financial statements. The

KINGSWAY FINANCIAL SERVICES INC.

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
DEBT
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits, plus spreads ranging from 3.85% to 4.20%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
The Company's subordinated debt is measured and reported at fair value. At June 30, 2016, the carrying value of the subordinated debt is $36.3 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the six months ended June 30, 2016, the Company experienced an increase in the credit spread assumption developed by the third-party and a decrease in the market observable swap rates. The increase in the credit spread assumption has resulted in a decrease in fair value of debt of $1.2 million and the decrease in the market observable swap rates has resulted in a decrease in fair value of $2.9 million during the six months ended June 30, 2016. These two variables have primarily contributed to the $3.6 million decrease in fair value of the Company’s subordinated debt between December 31, 2015 and June 30, 2016. This decrease in fair value is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations. Alternatively, a decrease in the credit spread assumption or an increase in the market observable swap rates would have the effect of increasing the fair value of the Company’s subordinated debt, resulting in loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The fair value of the Company’s subordinated debt increased by $0.5 million between December 31, 2015 and June 30, 2016 as a result of the passage of time. Though the changes in the model assumptions will continue to introduce volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, the fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

For a description of each of the Company's six subsidiary trusts, see Note 11, "Debt," to the unaudited consolidated interim financial statements.

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

KINGSWAY FINANCIAL SERVICES INC.

Cash Flows
During the six months ended June 30, 2016, the net cash used in operating activities as reported on the unaudited consolidated statements of cash flows was $5.3 million. This use of cash can be explained primarily by the increase in premiums and service fee receivable of $4.9 million, the gain on change in fair value of debt of $3.6 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $3.3 million; partially offset by the increase in unearned premiums of $5.9 million.
During the six months ended June 30, 2016, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $6.4 million. This use of cash was driven primarily by purchases of fixed maturities, equity investments, limited liability investments, other investments and short-term investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During the six months ended June 30, 2016, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $0.1 million. This use of cash is due to the Company's repurchase of its common stock for cancellation during the second quarter of 2016.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the six months ended June 30, 2016 was $11.8 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income.
The liquidity of the holding company is managed separately from its subsidiaries. The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.8 million and $13.2 million at June 30, 2016 and December 31, 2015, respectively. These amounts are reflected in the cash and cash equivalents of $39.9 million and $51.7 million reported at June 30, 2016 and December 31, 2015, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represents restricted and unrestricted cash held by the Company’s Insurance Underwriting and Insurance Services subsidiaries and is not considered to be available to meet holding company obligations, which primarily consist of interest payments on debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $5.8 million at June 30, 2016 represents approximately six months of interest payments on debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities or any other extraordinary demands on the holding company. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of illiquid passive investments; sale of subsidiaries; issuance of equity securities; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, which right the Company previously exercised during the period from the first quarter of 2011 through the fourth quarter of 2015. Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations. While the Company believes it has sources of liquidity available to allow it to continue to meet its holding company obligations, there can be no assurance that such sources of liquidity will be available when needed.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of June 30, 2016, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2015 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

2.1
Stock Purchase Agreement, dated as of May 17, 2016 by and among CMC Acquisition, LLC, CRIC TRT Acquisition LLC and BNSF-Delpres Investments Ltd. (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2016, and incorporated herein by reference).

2.2
Amendment to Stock Purchase Agreement, dated as of June 17, 2016, by and among CMC Acquisition, LLC, CRIC TRT Acquisition LLC, and BNSF-Delpres Investments Ltd. (included as Exhibit 2.1 to the Form 8-K, filed June 17, 2016, and incorporated herein by reference).

10.1
Stockholders’ Agreement, dated as of July 14, 2016, by and between CMC Industries, Inc., CMC Acquisition LLC and CRIC TRT Acquisition LLC (included as Exhibit 10.1 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.2
Management Services Agreement, dated as of July 14, 2016, by and between TRT LeaseCo, LLC and DGI-BNSF Corp. (included as Exhibit 10.2 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.3	TRT LeaseCo, LLC 4.07% Senior Secured Note, Due May 15, 2034.

10.4
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated as of March 12, 2015, from TRT LeaseCo, LLC to Malcolm Morris, as Deed of Trust Trustee for the benefit of Wells Fargo Bank Northwest, N.A., as trustee.

10.5	Lease between TRT LeaseCo, LLC, as Landlord, and BNSF Railway Company (f/k/a The Burlington Northern and Santa Fe Railway Company), as Tenant, dated as of June 1, 2014.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 4, 2016	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 4, 2016	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

