Form 10-Q
period 2016-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2016-11-03
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 3, 2016 was 19,842,806.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $60,934 and $55,606, respectively)	$61,326	$55,559
Equity investments, at fair value (cost of $21,145 and $26,428, respectively)	21,518	27,559
Limited liability investments	29,091	20,141
Other investments, at cost which approximates fair value	7,251	4,077
Short-term investments, at cost which approximates fair value	670	400
Total investments	119,856	107,736
Cash and cash equivalents	30,705	51,701
Investments in investees	3,129	1,772
Accrued investment income	535	594
Premiums receivable, net of allowance for doubtful accounts of $135 and $165, respectively	33,570	27,090
Service fee receivable, net of allowance for doubtful accounts of $295 and $276, respectively	1,278	911
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	4,979	3,789
Reinsurance recoverable	830	1,422
Prepaid reinsurance premiums	49	7
Deferred acquisition costs, net	14,553	12,143
Income taxes recoverable	—	61
Property and equipment, net of accumulated depreciation of $9,613 and $12,537, respectively	91,239	5,577
Goodwill	10,078	10,078
Intangible assets, net of accumulated amortization of $7,320 and $6,009, respectively	123,178	14,736
Other assets	4,823	3,405
Total Assets	$438,802	$241,022
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$48,991	$55,471
Vehicle service agreements	3,055	2,975
Total unpaid loss and loss adjustment expenses	52,046	58,446
Unearned premiums	42,650	35,234
Reinsurance payable	241	145
Note payable	190,931	—
Subordinated debt, at fair value	38,774	39,898
Deferred income tax liability	6,086	2,924
Deferred service fees	36,641	34,319
Income taxes payable	2,031	—
Accrued expenses and other liabilities	20,411	19,959
Total Liabilities	389,811	190,925

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at September 30, 2016 and December 31, 2015, respectively; redemption amount of $6,572	6,419	6,394

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 19,842,806 and 19,709,706 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	343,106	341,646
Accumulated deficit	(310,493)	(308,995)
Accumulated other comprehensive income	9,195	9,300
Shareholders' equity attributable to common shareholders	41,808	41,951
Noncontrolling interests in consolidated subsidiaries	764	1,752
Total Shareholders' Equity	42,572	43,703
Total Liabilities and Shareholders' Equity	$438,802	$241,022
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Net premiums earned	$32,949	$29,197	$94,189	$88,427
Service fee and commission income	6,330	6,184	17,046	17,430
Rental income	2,426	—	2,426	—
Net investment income	1,036	791	2,036	2,632
Net realized gains (losses)	46	83	(58)	136
Other-than-temporary impairment loss	—	—	—	(10)
Other income	3,038	2,303	8,203	13,174
Total revenues	45,825	38,558	123,842	121,789
Operating expenses:
Loss and loss adjustment expenses	26,804	22,914	75,139	69,054
Commissions and premium taxes	5,928	5,653	17,629	17,199
Cost of services sold	1,381	1,408	2,924	3,129
General and administrative expenses	9,949	9,997	30,326	31,748
Amortization of intangible assets	779	307	1,381	937
Contingent consideration (benefit) expense	—	110	(657)	364
Total operating expenses	44,841	40,389	126,742	122,431
Operating income (loss)	984	(1,831)	(2,900)	(642)
Other (revenues) expenses, net:
Interest expense	2,448	1,248	4,649	4,053
Foreign exchange losses, net	4	58	14	1,210
Loss (gain) on change in fair value of debt	2,472	(2,458)	(1,124)	(1,491)
(Gain) loss on deconsolidation of subsidiary	(5,643)	—	(5,643)	4,420
Equity in net loss of investees	61	192	1,004	399
Total other (revenues) expenses, net	(658)	(960)	(1,100)	8,591
Income (loss) from continuing operations before income tax expense	1,642	(871)	(1,800)	(9,233)
Income tax expense	55	23	107	79
Income (loss) from continuing operations	1,587	(894)	(1,907)	(9,312)
Income from discontinued operations, net of taxes	—	—	—	1,426
Gain on disposal of discontinued operations, net of taxes	—	—	1,124	11,259
Net income (loss)	1,587	(894)	(783)	3,373
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	48	(86)	(352)	74
Less: dividends on preferred stock	110	83	274	246
Net income (loss) attributable to common shareholders	$1,429	$(891)	$(705)	$3,053
Earnings (loss) per share - continuing operations:
Basic:	$0.07	$(0.05)	$(0.09)	$(0.49)
Diluted:	$0.06	$(0.05)	$(0.09)	$(0.49)
Earnings per share - discontinued operations:
Basic:	$—	$—	$0.06	$0.64
Diluted:	$—	$—	$0.06	$0.64
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.07	$(0.05)	$(0.04)	$0.15
Diluted:	$0.06	$(0.05)	$(0.04)	$0.15
Weighted average shares outstanding (in ‘000s):
Basic:	19,843	19,710	19,791	19,710
Diluted:	22,958	19,710	19,791	19,710

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income (loss)	$1,587	$(894)	$(783)	$3,373
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(328)	(2,271)	377	(3,704)
Reclassification adjustment for amounts included in net income (loss)	21	90	(484)	1,554
Foreign currency translation adjustments	—	—	—	858
Recognition of currency translation loss on deconsolidation of subsidiary	—	—	—	1,243
Other comprehensive loss	(307)	(2,181)	(107)	(49)
Comprehensive income (loss)	1,280	(3,075)	(890)	3,324
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	45	(85)	(354)	(395)
Comprehensive income (loss) attributable to common shareholders	$1,235	$(2,990)	$(536)	$3,719
(1) Net of income tax expense of $0 and $0 for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities:
Net (loss) income	$(783)	$3,373
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,124)	(11,259)
Equity in net loss of investees	1,004	399
Equity in net income of limited liability investments	(800)	(1,590)
Depreciation and amortization expense	1,962	1,400
Contingent consideration (benefit) expense	(657)	364
Stock-based compensation expense, net of forfeitures	716	598
Net realized losses (gains)	58	(136)
Gain on change in fair value of debt	(1,124)	(1,491)
Deferred income taxes	76	66
Other-than-temporary impairment loss	—	10
Amortization of fixed maturities premiums and discounts	176	245
Amortization of note payable premium	(203)	—
(Gain) loss on deconsolidation of subsidiary	(5,643)	4,420
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(6,847)	(1,591)
Other receivables, net, adjusted for CMC assets acquired	773	(670)
Reinsurance recoverable	592	1,965
Prepaid reinsurance premiums	(42)	(41)
Deferred acquisition costs, net	(2,410)	(344)
Income taxes recoverable	61	18
Unpaid loss and loss adjustment expenses	(6,400)	(8,457)
Unearned premiums	7,416	1,320
Reinsurance payable	96	(73)
Deferred service fees	2,322	(363)
Other, net, adjusted for CMC assets acquired and liabilities assumed	(345)	1,299
Net cash used in operating activities	(11,126)	(10,538)
Investing activities:
Proceeds from sales and maturities of fixed maturities	19,805	23,302
Proceeds from sales of equity investments	3,721	617
Purchases of fixed maturities	(24,816)	(25,788)
Purchases of equity investments	(1,541)	(7,666)
Net acquisitions of limited liability investments	(2,870)	(6,604)
Net purchases of other investments	(3,173)	(600)
Net (purchases of) proceeds from short-term investments	(533)	4
Net proceeds from sale of discontinued operations	1,404	44,919
Acquisition of business, net of cash acquired	(494)	—
Net purchases of property and equipment, adjusted for CMC assets acquired	(641)	(175)
Net cash (used in) provided by investing activities	(9,138)	28,009
Financing activities:
Repurchase of common stock for cancellation	(125)	—
Principal payments on note payable assumed in CMC acquisition	(607)	—
Redemption of LROC preferred units	—	(12,920)
Net cash used in financing activities	(732)	(12,920)
Net (decrease) increase in cash and cash equivalents	(20,996)	4,551
Cash and cash equivalents at beginning of period	51,701	71,234
Cash and cash equivalents at end of period	$30,705	$75,785
See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and contingent consideration.
The fair values of the Company's investments in fixed maturities and equity investments, performance shares, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair values of the Company's investments in investees are based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2015 Annual Report. The Company has added the following significant accounting policies during 2016.
Revenue recognition:
Contingent revenue
The terms of the sale of one of the Company's subsidiaries includes potential receipt by the Company of future earnout payments. The gain related to the earnout payments is recorded when the consideration is determined to be realizable and is reported in the consolidated statements of operations as gain on disposal of discontinued operations, net of taxes.
Rental income
Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income recognized in excess of amounts contractually due and collected pursuant to the underlying lease is recorded in other receivables in the consolidated balance sheets.
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
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). Insurance contracts are not within the scope of ASU 2014-09; therefore, this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net (loss) income. Adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, cash flows or total comprehensive income (loss), but could have a significant impact on the Company's results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive loss.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. The Company does not believe the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 5 ACQUISITIONS, DECONSOLIDATIONS AND DISCONTINUED OPERATIONS
(a)     Acquisitions
CMC Industries, Inc.:

On July 14, 2016, the Company completed the acquisition of 81% of CMC Industries, Inc. ("CMC") for cash consideration of $1.5 million.  The consolidated statements of operations include the earnings of CMC from the date of acquisition. As further discussed in Note 18, "Segmented Information," CMC is included in the Leased Real Estate segment. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage in the principal amount of $180.0 million (the "Mortgage") at the date of acquisition. The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries (including the Property Owner), and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates. All cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage.  The Mortgage is recorded as note payable on the consolidated balance sheets.
The Company intends to finalize by December 31, 2016 its fair value analysis of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed are recorded in the unaudited consolidated interim financial statements at their estimated fair market values. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair market values of the assets acquired and liabilities assumed may not agree with the estimates included in the unaudited consolidated interim financial statements. The following is an estimated allocation of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
July 14, 2016
Cash and cash equivalents	$1,006
Other receivables	1,963
Property and equipment	86,333
Intangible asset - subject to amortization	109,092
Other assets	1,385
Total assets	$199,779

Note payable	$191,741
Deferred income tax liability	3,086
Income taxes payable	2,056
Accrued expenses and other liabilities	1,097
Noncontrolling interest in CMC	299
Total liabilities and noncontrolling interest	$198,279

Purchase price	$1,500
The consolidated statements of operations include the earnings of CMC from the date of acquisition. From the date of acquisition through September 30, 2016, CMC earned revenue of $2.4 million and net income of $0.2 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the nine months ended September 30, 2016 and September 30, 2015 as if CMC had been acquired on January 1, 2015. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2015 or project our results of operations as of any future date or for any future period, as applicable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(in thousands, except per share data)	Nine months ended September 30,
	2016	2015
Revenues	$130,464	$130,799
Loss from continuing operations attributable to common shareholders	$(466)	$(8,768)
Basic loss per share - continuing operations	$(0.02)	$(0.44)
Diluted loss per share - continuing operations	$(0.02)	$(0.44)

Argo Management Group LLC:

Effective April 21, 2016, the Company issued 160,000 shares of its common stock to acquire Argo Management Group LLC ("Argo"). The Argo purchase price of $0.7 million was determined using the closing price of Kingsway common stock on the date the 160,000 shares were issued. The consolidated statements of operations include the earnings of Argo from the date of acquisition. No supplemental pro forma revenue and earnings information related to the acquisition has been presented for the nine months ended September 30, 2016 and September 30, 2015, as the impact is immaterial. Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund organized for purposes of making control-oriented equity investments in established lower middle market companies based in North America, with a focus on search fund investments.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the second quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Separately identifiable intangible assets of $0.7 million were recognized resulting from the valuations of contract-based management fee and promote fee revenues. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
April 21, 2016
Cash and cash equivalents	$5
Other receivables	17
Intangible assets - subject to amortization	731
Other assets	5
Total assets	$758

Accrued expenses and other liabilities	$14
Total liabilities	$14

Purchase price	$744
(b)     Deconsolidations
1347 Investors LLC:
At June 30, 2016, the Company owned 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital Corp. which was reflected in investments in investees in the consolidated balance sheets. 1347 Capital Corp., which completed an initial public offering on July 21, 2014 and which had 24 months from the date of the initial public offering to complete a successful business combination, was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. would merge with Limbach. On July 21, 2016, Limbach announced the closing of the previously

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

announced merger, and 1347 Capital Corp. was renamed Limbach Holdings, Inc. As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced to 26.7% at the transaction date, leading the Company to record a non-cash gain of $5.6 million during the third quarter of 2016 related to the deconsolidation of 1347 Investors. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Subsequent to the transaction date, the Company will account for its remaining noncontrolling investment in 1347 Investors under the equity method of accounting.
Kingsway Linked Return of Capital Trust:
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
During the second quarter of 2015, the Company's controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of KLROC Trust of $4.4 million during the second quarter of 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets.
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2016, the Company received cash consideration of $1.4 million, representing the first annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.1 million for the nine months ended September 30, 2016. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the unaudited consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and nine months ended September 30, 2016 and September 30, 2015 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Service fee and commission income	$—	$—	$—	$8,342
Other expense	—	—	—	(20)
Total revenues	—	—	—	8,322
Expenses:
General and administrative expenses	—	—	—	6,462
Income from discontinued operations before income tax expense	—	—	—	1,860
Income tax expense	—	—	—	434
Income from discontinued operations, net of taxes	$—	$—	$—	$1,426
Gain on disposal of discontinued operations before income tax benefit	—	—	1,124	11,010
Income tax benefit	—	—	—	(249)
Gain on disposal of discontinued operations, net of taxes	—	—	1,124	11,259
Total gain from discontinued operations, net of taxes	$—	$—	$1,124	$12,685
For the nine months ended September 30, 2016 and September 30, 2015, ARS' net cash used in operating activities was zero and $0.2 million, respectively. ARS had no cash flows from investing activities for the nine months ended September 30, 2016 and September 30, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2016 and December 31, 2015 are summarized in the tables shown below:

(in thousands)	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$23,850	$114	$11	$23,953
States, municipalities and political subdivisions	2,898	13	3	2,908
Mortgage-backed	9,698	79	15	9,762
Asset-backed securities and collateralized mortgage obligations	4,560	23	1	4,582
Corporate	19,928	220	27	20,121
Total fixed maturities	60,934	449	57	61,326
Equity investments:
Common stock	19,868	3,053	2,182	20,739
Warrants	1,277	55	553	779
Total equity investments	21,145	3,108	2,735	21,518
Total fixed maturities and equity investments	$82,079	$3,557	$2,792	$82,844

(in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$73	$63	$20,453
States, municipalities and political subdivisions	2,241	20	5	2,256
Mortgage-backed	7,997	25	59	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	4	21	6,023
Corporate	18,885	60	81	18,864
Total fixed maturities	55,606	182	229	55,559
Equity investments:
Common stock	25,177	3,464	2,055	26,586
Warrants	1,251	52	330	973
Total equity investments	26,428	3,516	2,385	27,559
Total fixed maturities and equity investments	$82,034	$3,698	$2,614	$83,118

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

The table below summarizes the Company's fixed maturities at September 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,257	$7,263
Due after one year through five years	42,517	42,830
Due after five years through ten years	3,646	3,670
Due after ten years	7,514	7,563
Total	$60,934	$61,326

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,843	$11	$—	$—	$4,843	$11
States, municipalities and political subdivisions	1,652	3	—	—	1,652	3
Mortgage-backed	4,341	15	110	—	4,451	15
Asset-backed securities and collateralized mortgage obligations	1,107	1	—	—	1,107	1
Corporate	3,653	23	447	4	4,100	27
Total fixed maturities	15,596	53	557	4	16,153	57
Equity investments:
Common stock	1,156	419	7,265	1,763	8,421	2,182
Warrants	104	86	525	467	629	553
Total equity investments	1,260	505	7,790	2,230	9,050	2,735
Total	$16,856	$558	$8,347	$2,234	$25,203	$2,792

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(in thousands)					December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,635	$63	$—	$—	$12,635	$63
States, municipalities and political subdivisions	745	5	—	—	745	5
Mortgage-backed	5,685	59	—	—	5,685	59
Asset-backed securities and collateralized mortgage obligations	5,035	21	—	—	5,035	21
Corporate	9,171	81	—	—	9,171	81
Total fixed maturities	33,271	229	—	—	33,271	229
Equity investments:
Common stock	15,711	2,055	—	—	15,711	2,055
Warrants	897	330	—	—	897	330
Total equity investments	16,608	2,385	—	—	16,608	2,385
Total	$49,879	$2,614	$—	$—	$49,879	$2,614
Fixed maturities and equity investments contain approximately 84 and 127 individual investments that were in unrealized loss positions as of September 30, 2016 and December 31, 2015, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

September 30, 2016. For the three months ended September 30, 2015, there were no write-downs for other-than-temporary impairments related to investments. For the nine months ended September 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
There were no other-than-temporary losses recognized in other comprehensive loss for the three and nine months ended September 30, 2016, or for the three months ended September 30, 2015. There were $0.0 million of other-than-temporary losses recognized in other comprehensive loss for the nine months ended September 30, 2015.
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
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate-related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2016 and December 31, 2015, the carrying value of limited liability investments totaled $29.1 million and $20.1 million, respectively. At September 30, 2016, the Company has unfunded commitments totaling $1.8 million to fund limited liability investments. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of September 30, 2016 and December 31, 2015, the carrying value of other investments totaled $7.3 million and $4.1 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross realized gains	$47	$84	$295	$137
Gross realized losses	(1)	(1)	(353)	(1)
Net realized gains (losses)	$46	$83	$(58)	$136

Net investment income for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment income
Interest from fixed maturities	$189	$255	$649	$648
Dividends	132	169	524	517
Income from limited liability investments	490	595	800	1,590
Gain (loss) on change in fair value of warrants	27	(222)	(219)	(57)
Other	234	40	373	106
Gross investment income	1,072	837	2,127	2,804
Investment expenses	(36)	(46)	(91)	(172)
Net investment income	$1,036	$791	$2,036	$2,632
Fixed maturities and short-term investments with an estimated fair value of $13.3 million and $12.9 million were on deposit with state and provincial regulatory authorities at September 30, 2016 and December 31, 2015, respectively. Also, from time to time, the Company pledges investments to third-parties as deposits or to collateralize liabilities incurred under its policies of insurance.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

The amount of such pledged securities was $17.3 million and $15.8 million at September 30, 2016 and December 31, 2015, respectively.
NOTE 7 INVESTMENTS IN INVESTEES
At September 30, 2016, investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined that its investment in the common stock of ICL qualifies for the equity method of accounting and, thus, is included in investments in investees in the consolidated balance sheet at September 30, 2016. The Company's investment in ICL is recorded on a three-month lag basis.
At December 31, 2015, investment in investee includes 1347 Investors' investment in the common stock and private units of 1347 Capital Corp. As discussed in Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," during the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7% and the Company deconsolidated 1347 Investors. As a result of removing the net assets of 1347 Investors from the Company’s consolidated balance sheets, the Company no longer has a direct investment in the common stock and private units of 1347 Capital Corp. at September 30, 2016.
Investments in investees are accounted for under the equity method. The carrying value, estimated fair value and approximate equity percentage for each of the Company's investments in investees at September 30, 2016 and December 31, 2015 were as follows:

(in thousands, except for percentages)
	September 30, 2016			December 31, 2015
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	—%	$—	$—	21.0%	$12,369	$1,772
ICL	31.2%	$3,474	$3,129	—%	$—	$—
Total		$3,474	$3,129		$12,369	$1,772

The estimated fair value of the Company's investment in ICL at September 30, 2016 in the table above is calculated based on the published closing price of ICL at June 30, 2016 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at September 30, 2016 is $4.3 million.
For the three months ended September 30, 2016 and September 30, 2015, equity in net loss of investees was $0.1 million and $0.2 million, respectively ($1.0 million and $0.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively).
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2016 and 2015, respectively, are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance, net	$13,824	$12,617	$12,143	$12,197
Additions	7,565	5,843	22,334	19,561
Amortization	(6,836)	(5,919)	(19,924)	(19,217)
Balance at September 30, net	$14,553	$12,541	$14,553	$12,541
NOTE 9 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Acquired lease	$109,092	$473	$108,619
Database	4,918	1,906	3,012
Vehicle service agreements in-force	3,680	3,506	174
Customer-related relationships	3,611	1,404	2,207
Contract-based revenues	731	31	700
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$130,498	$7,320	$123,178

(in thousands)		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,537	$3,381
Vehicle service agreements in-force	3,680	3,362	318
Customer-related relationships	3,611	1,040	2,571
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,009	$14,736
As further discussed in Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," during the third quarter of 2016, the Company recorded a $109.1 million separately identifiable intangible asset for acquired lease as part of the acquisition of CMC. The acquired lease intangible asset is being amortized on a straight-line basis over its estimated useful life of 48 years. The Company intends to finalize by December 31, 2016 its fair value analysis of the assets acquired and liabilities assumed as

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

part of the acquisition of CMC. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair market values of the assets acquired and liabilities assumed may not agree with the estimates included in the unaudited consolidated interim financial statements.
As further discussed in Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from three to fifteen years.
Amortization of intangible assets was $0.8 million and $0.3 million for the three months ended September 30, 2016 and September 30, 2015, respectively ($1.4 million and $0.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively). The insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2016 and September 30, 2015 were as follows:

(in thousands)	September 30, 2016	September 30, 2015
Balance at beginning of period, gross	$55,471	$63,895
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203
Balance at beginning of period, net	54,264	60,692
Incurred related to:
Current year	71,193	64,893
Prior years	(207)	(299)
Paid related to:
Current year	(42,672)	(37,378)
Prior years	(34,293)	(33,993)
Balance at end of period, net	48,285	53,915
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	706	1,523
Balance at end of period, gross	$48,991	$55,438
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of September 30, 2016 and September 30, 2015 were as follows:

(in thousands)	September 30, 2016	September 30, 2015
Balance at beginning of period	$2,975	$2,975
Incurred related to:
Current year	4,153	4,460
Prior years	—	—
Paid related to:
Current year	(3,920)	(4,350)
Prior years	(153)	(110)
Balance at end of period	$3,055	$2,975

NOTE 11 DEBT
Debt consists of the following:

(in thousands)	September 30, 2016		December 31, 2015
	Principal	Carrying Value	Principal	Carrying Value
Note payable	$179,395	$190,931	$—	$—
Subordinated debt	90,500	38,774	90,500	39,898
Total	$269,895	$229,705	$90,500	$39,898

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

As further discussed in Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," as part of the acquisition of CMC, the Company assumed a note payable with a principal amount of $180.0 million on the date of acquisition that matures on May 15, 2034 and has a fixed interest rate of 4.07%. The note payable was recorded at the date of acquisition at its estimated fair market value, which includes an estimated premium of $11.7 million. This estimated premium is being amortized through the maturity date of the note payable using the effective interest rate method. The carrying value of the note payable at September 30, 2016 represents its estimated amortized cost. These estimates are subject to change as we obtain further information; therefore, the final fair market value of the note payable assumed and the amortization of the premium may not agree with the estimates included in the unaudited consolidated interim financial statements.

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain of approximately $1.1 million that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At September 30, 2016 and December 31, 2015, finance lease obligation liability of $5.0 million and $4.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At September 30, 2016 and December 31, 2015, the carrying value of the land and building of $4.8 million and $4.9 million, respectively, is included in property and equipment in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 13 INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to income (loss) from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit) at United States statutory income tax rate	$558	$(296)	$(612)	$(3,139)
Non-deductible compensation	82	65	531	203
Valuation allowance	(501)	128	139	661
Foreign operations subject to different tax rates	36	31	110	186
Deconsolidation of subsidiary	—	(7)	—	2,384
Non-taxable dividend income	—	—	—	(415)
Other	(120)	102	(61)	199
Income tax expense	$55	$23	$107	$79
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2016 and December 31, 2015. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2016 and December 31, 2015 net deferred tax asset.
The Company carries a deferred income tax liability of $6.1 million at September 30, 2016, $3.1 million of which relates to deferred income tax liabilities reversing in periods after the expiration of the Company's loss carryforwards and $3.0 million of which relates to indefinite life intangible assets. The Company carries a deferred income tax liability of $2.9 million at December 31, 2015, all of which relates to indefinite life intangible assets. The Company considered tax planning strategies in arriving at its September 30, 2016 deferred income tax liability.
As of September 30, 2016 and December 31, 2015, the Company carried a liability for unrecognized tax benefits of $1.3 million and zero, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the three months ended September 30, 2016 and September 30, 2015, the Company recognized an expense for interest and penalties of $0.0 million and zero, respectively ($0.0 million and zero for the nine months ended September 30, 2016 and September 30, 2015, respectively). At September 30, 2016 and December 31, 2015, the Company carried an accrual for the payment of interest and penalties of $0.3 million and zero, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 14 EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share from continuing operations computation for the three and nine months ended September 30, 2016 and September 30, 2015:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$1,587	$(894)	$(1,907)	$(9,312)
(Less) plus: net (income) loss attributable to noncontrolling interests	(48)	86	352	(74)
Less: dividends on preferred stock	(110)	(83)	(274)	(246)
Income (loss) from continuing operations attributable to common shareholders	$1,429	$(891)	$(1,829)	$(9,632)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	19,843	19,710	19,791	19,710
Weighted average diluted shares
Weighted average common shares outstanding	19,843	19,710	19,791	19,710
Effect of potentially dilutive securities:
Stock options	122	—	—	—
Unvested restricted stock awards	862	—	—	—
Unvested restricted stock units	—	—	—	—
Warrants	488	—	—	—
Convertible preferred stock	1,643	—	—	—
Total weighted average diluted shares	22,958	19,710	19,791	19,710
Basic earnings (loss) per common share from continuing operations	$0.07	$(0.05)	$(0.09)	$(0.49)
Diluted earnings (loss) per common share from continuing operations	$0.06	$(0.05)	$(0.09)	$(0.49)
Earnings (loss) per share from continuing operations is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock.
The dilutive effect of the stock options, unvested restricted stock awards, unvested restricted stock units and warrants are reflected in diluted earnings from continuing operations per share by application of the treasury stock method. The effects of these potentially dilutive securities are excluded from the computation of diluted earnings per share from continuing operations in periods in which the effect would be anti-dilutive. Separately, the dilutive effect of the convertible preferred stock is reflected in diluted earnings from continuing operations per share by application of the if-converted method; however the effects of potentially dilutive convertible preferred stock are excluded from the computation of diluted earnings per share from continuing operations in periods in which the amount of preferred dividend declared or accumulated per common share obtainable upon conversion of the convertible preferred stock exceeds diluted earnings per share from continuing operations after giving effect to the potential dilution from the stock options, unvested restricted stock awards, unvested restricted stock units and warrants.
Since the Company is reporting a loss from continuing operations for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share from continuing operations since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2016:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	611,875	$4.50	2.2	$43
Granted	40,000	4.67
Expired	—	—
Outstanding at September 30, 2016	651,875	$4.51	1.6	$802
Exercisable at September 30, 2016	651,875	$4.51	1.6	$802
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2016 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the September 30, 2016 market price exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the nine months ended September 30, 2016 were as follows:

Nine months ended September 30, 2016
Risk-free interest rate	1.1%
Dividend yield	—
Expected volatility	0.5%
Expected term (in years)	4.0
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company. The Restricted Stock Awards vest after a ten-year period and are subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at September 30, 2016 was $6.1 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the nine months ended September 30, 2016:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at September 30, 2016	1,952,665	$4.14

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at September 30, 2016 was $2.8 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the nine months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	—	$—
Granted	500,000	5.73
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2016	500,000	$5.73

Total stock-based compensation expense, net of forfeitures, was $0.2 million and $0.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively ($0.7 million and $0.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively).

NOTE 16 STOCKHOLDER'S EQUITY
In November 2015, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 5% of its currently issued and outstanding common stock through November 2016. During the three and nine months ended September 30, 2016, the Company repurchased zero and 26,900 shares, respectively, for an aggregate purchase price of zero and $0.1 million, respectively, including fees and commissions, under its share repurchase program. All repurchased common stock was cancelled. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.
On April 21, 2016, the Company issued 160,000 shares of common stock as consideration for the acquisition of Argo. Refer to Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," for further details regarding the Argo acquisition.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2016 and September 30, 2015 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive loss, net of tax, only for the three and nine months ended September 30, 2016 and September 30, 2015 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended September 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at July 1, 2016	$13,280	$(3,780)	$9,500

Other comprehensive loss before reclassifications	(326)	—	(326)
Amounts reclassified from accumulated other comprehensive income	21	—	21
Net current-period other comprehensive loss	(305)	—	(305)

Balance at September 30, 2016	$12,975	$(3,780)	$9,195

(in thousands)		Three months ended September 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at July 1, 2015	$14,686	$(3,415)	$11,271

Other comprehensive loss before reclassifications	(2,271)	—	(2,271)
Amounts reclassified from accumulated other comprehensive income	90	—	90
Net current-period other comprehensive loss	(2,181)	—	(2,181)

Balance at September 30, 2015	$12,505	$(3,415)	$9,090

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(in thousands)		Nine months ended September 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2016	$13,080	$(3,780)	$9,300

Other comprehensive income before reclassifications	379	—	379
Amounts reclassified from accumulated other comprehensive income	(484)	—	(484)
Net current-period other comprehensive loss	(105)	—	(105)

Balance at September 30, 2016	$12,975	$(3,780)	$9,195

(in thousands)		Nine months ended September 30, 2015
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income

Balance at January 1, 2015	$14,622	$(5,952)	$8,670

Other comprehensive (loss) income before reclassifications	(3,447)	1,294	(2,153)
Amounts reclassified from accumulated other comprehensive income	1,330	1,243	2,573
Net current-period other comprehensive (loss) income	(2,117)	2,537	420

Balance at September 30, 2015	$12,505	$(3,415)	$9,090

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains (losses)	$(21)	$(90)	$484	$(1,320)
Other-than-temporary impairment loss	—	—	—	(10)
Income (loss) from continuing operations before income tax expense	(21)	(90)	484	(1,330)
Income tax expense	—	—	—	—
Net income (loss)	(21)	(90)	484	(1,330)

Reclassification of accumulated other comprehensive income from foreign currency translation adjustments to:
Gain (loss) on deconsolidation of subsidiary	—	—	—	(1,243)
Income (loss) from continuing operations before income tax expense	—	—	—	(1,243)
Income tax expense	—	—	—	—
Net income (loss)	—	—	—	(1,243)
Total reclassification from accumulated other comprehensive income to net income (loss)	$(21)	$(90)	$484	$(2,573)
NOTE 18 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following three reportable segments: Insurance Underwriting, Insurance Services and Leased Real Estate.
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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states to their members.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

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

Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns the Real Property which is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage.

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
Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2016 and 2015 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Insurance Underwriting:
Net premiums earned	$32,949	$29,197	$94,189	$88,427
Other income	2,698	2,162	7,636	6,763
Total Insurance Underwriting	35,647	31,359	101,825	95,190
Insurance Services:
Service fee and commission income	6,330	6,184	17,046	17,430
Other income	125	95	241	299
Total Insurance Services	6,455	6,279	17,287	17,729
Leased Real Estate:
Rental income	2,426	—	2,426	—
Other income	6	—	6	—
Total Leased Real Estate	2,432	—	2,432	—
Total segment revenues	44,534	37,638	121,544	112,919
Net investment income	1,036	791	2,036	2,632
Net realized gains (losses)	46	83	(58)	136
Other-than-temporary impairment loss	—	—	—	(10)
Other income not allocated to segments	209	46	320	6,112
Total revenues	$45,825	$38,558	$123,842	$121,789

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

The operating income (loss) of each segment in the following table is before income taxes and includes revenues and direct segment costs. Segment operating income (loss) reconciled to the consolidated income (loss) from continuing operations for the three and nine months ended September 30, 2016 and 2015 was:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment operating income (loss)
Insurance Underwriting	$(140)	$(216)	$(198)	$(374)
Insurance Services	558	(185)	(378)	(473)
Leased Real Estate	735	—	735	—
Total segment operating income (loss)	1,153	(401)	159	(847)
Net investment income	1,036	791	2,036	2,632
Net realized gains (losses)	46	83	(58)	136
Other-than-temporary impairment loss	—	—	—	(10)
Amortization of intangible assets	(779)	(307)	(1,381)	(937)
Contingent consideration benefit (expense)	—	(110)	657	(364)
Interest expense not allocated to segments	(1,129)	(1,248)	(3,330)	(4,053)
Other income and expenses not allocated to segments, net	(1,791)	(1,887)	(5,632)	(1,252)
Foreign exchange losses, net	(4)	(58)	(14)	(1,210)
(Loss) gain on change in fair value of debt	(2,472)	2,458	1,124	1,491
Gain (loss) on deconsolidation of subsidiary	5,643	—	5,643	(4,420)
Equity in net loss of investees	(61)	(192)	(1,004)	(399)
Income (loss) from continuing operations before income tax expense	1,642	(871)	(1,800)	(9,233)
Income tax expense	55	23	107	79
Income (loss) from continuing operations	$1,587	$(894)	$(1,907)	$(9,312)
Insurance Underwriting net premiums earned by line of business for the three and nine months ended September 30, 2016 and 2015 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Insurance Underwriting:
Private passenger auto liability	$22,325	$19,745	$64,056	$59,376
Auto physical damage	10,624	9,452	30,133	29,051
Total net premiums earned	$32,949	$29,197	$94,189	$88,427
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
On February 11, 2014, the Company's subsidiary, 1347 Advisors LLC ("1347 Advisors") entered into a Management Services Agreement ("MSA") with 1347 Property Insurance Holdings, Inc. ("PIH") which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the MSA. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. The Company recorded a gain of $6.0 million during the first quarter of 2015 related to the termination of the MSA, which is included in other income in the unaudited consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of September 30, 2016. Refer to Note 20, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of September 30, 2016. Refer to Note 20, "Fair Value of Financial Instruments," for further details regarding the performance shares.
During the second quarter of 2014, the Company made an investment in Itasca Golf Investors, LLC ("Itasca Golf") which is included in limited liability investments on the consolidated balance sheets. On August 28, 2014, the Company entered into a $0.5 million line of credit with Itasca Golf. On August 29, 2014, the Company advanced $0.5 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. On June 11, 2015, the line of credit was increased by $0.2 million. On June 11, 2015, the Company advanced $0.2 million to Itasca Golf under the line of credit which is included in other receivables on the consolidated balance sheets. The line of credit bore interest at 3%. On July 28, 2016, the line of credit was repaid.

On April 20, 2016, John T. Fitzgerald, the Managing Member of Argo, joined the Company as an Executive Vice President. As part of the agreement to purchase Argo, Mr. Fitzgerald received 160,000 common shares of the Company. On April 21, 2016, the Board of Directors appointed Mr. Fitzgerald as a new director.

Effective June 10, 2016, the Company entered into a management services agreement with ICL, formerly Kobex Capital Corp. At September 30, 2016, the Company owns 31.2% of ICL, as further discussed in Note 7, "Investments in Investees." The management services agreement provides that the Company shall provide management and administrative services to ICL, as well as the non-exclusive use and services of appropriately qualified individuals to serve as the Chief Executive Officer, Chief Financial Officer and Corporate Secretary of ICL. Pursuant to the management services agreement, Larry G. Swets, Jr. was appointed Chief Executive Officer of ICL and Hassan Baqar was appointed Chief Financial Officer and Corporate Secretary of ICL. Mr. Swets is the Chief Executive Officer and a director of the Company. Mr. Baqar is a Vice President of the Company.

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
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
Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 was as follows:

(in thousands)			September 30, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$23,953	$—	$23,953	$—
States, municipalities and political subdivisions	2,908	—	2,908	—
Mortgage-backed	9,762	—	9,762	—
Asset-backed securities and collateralized mortgage obligations	4,582	—	4,582	—
Corporate	20,121	—	20,121	—
Total fixed maturities	61,326	—	61,326	—
Equity investments:
Common stock	20,739	20,739	—	—
Warrants	779	254	525	—
Total equity investments	21,518	20,993	525	—
Other investments	7,251	—	7,251	—
Short-term investments	670	—	670	—
Total assets	$90,765	$20,993	$69,772	$—

Liabilities:
Subordinated debt	$38,774	$—	$38,774	$—
Contingent consideration	325	—	—	325
Total liabilities	$39,099	$—	$38,774	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

(in thousands)			December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,453	$—	$20,453	$—
States municipalities and political subdivisions	2,256	—	2,256	—
Mortgage-backed	7,963	—	7,963	—
Asset-backed securities and collateralized mortgage obligations	6,023	—	6,023	—
Corporate	18,864	—	18,864	—
Total fixed maturities	55,559	—	55,559	—
Equity investments:
Common stock	26,586	26,586	—	—
Warrants	973	229	744	—
Total equity investments	27,559	26,815	744	—
Other investments	4,077	—	4,077	—
Short-term investments	400	—	400	—
Total assets	$87,595	$26,815	$60,780	$—

Liabilities:
Subordinated debt	$39,898	$—	$39,898	$—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$41,880	$—	$39,898	$1,982

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2016 and September 30, 2015:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Contingent consideration:
Beginning balance	$325	$3,375	$1,982	$3,121
Settlement of contingent consideration liabilities	—	—	(1,000)	—
Change in fair value of contingent consideration included in net income (loss)	—	110	(657)	364
Ending balance	$325	$3,485	$325	$3,485

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2016

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
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2016.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments. At September 30, 2016, the unfunded commitment was $1.8 million.

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
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following three reportable segments: Insurance Underwriting, Insurance Services and Leased Real Estate.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company, Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. For the three months ended September 30, 2016, production in the following states represented 90.6% of the Company's gross premiums written: Florida (28.2%), Texas (18.0%), Illinois (13.1%), Nevada (12.3%), California (10.0%) and Colorado (9.0%). For the nine months ended September 30, 2016, production in the following states represented 88.9% of the Company's gross premiums written: Florida (27.4%), Texas (18.3%), Illinois (13.5%), Nevada (11.2%), California (10.1%) and Colorado (8.4%). For the three and nine months ended September 30, 2016, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states to their members.
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

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"), which was acquired on July 14, 2016. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage (the "Mortgage"). Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

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
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is income (loss) from continuing operations before income tax expense which, in addition to segment operating income (loss), includes net investment income, net realized gains (losses), other-than-temporary impairment loss, other income not allocated to segments, general and administrative expenses, amortization of intangible assets, contingent consideration benefit (expense), interest expense not allocated to segments, foreign exchange losses, net, (loss) gain on change in fair value of debt, gain (loss) on deconsolidation of subsidiary and equity in net loss of investees. A reconciliation of segment operating income (loss) to income (loss) from continuing operations before income tax expense for the three and nine months ended September 30, 2016 and 2015 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions

KINGSWAY FINANCIAL SERVICES INC.

are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and contingent consideration.
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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net income (loss) for the three and nine months ended September 30, 2016 and 2015 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the three and nine months ended September 30 (in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Segment operating income (loss)
Insurance Underwriting	(140)	(216)	76	(198)	(374)	176
Insurance Services	558	(185)	743	(378)	(473)	95
Leased Real Estate	735	—	735	735	—	735
Total segment operating income (loss)	1,153	(401)	1,554	159	(847)	1,006
Net investment income	1,036	791	245	2,036	2,632	(596)
Net realized gains (losses)	46	83	(37)	(58)	136	(194)
Other-than-temporary impairment loss	—	—	—	—	(10)	10
Amortization of intangible assets	(779)	(307)	(472)	(1,381)	(937)	(444)
Contingent consideration benefit (expense)	—	(110)	110	657	(364)	1,021
Interest expense not allocated to segments	(1,129)	(1,248)	119	(3,330)	(4,053)	723
Other income and expenses not allocated to segments, net	(1,791)	(1,887)	96	(5,632)	(1,252)	(4,380)
Foreign exchange losses, net	(4)	(58)	54	(14)	(1,210)	1,196
(Loss) gain on change in fair value of debt	(2,472)	2,458	(4,930)	1,124	1,491	(367)
Gain (loss) on deconsolidation of subsidiary	5,643	—	5,643	5,643	(4,420)	10,063
Equity in net loss of investees	(61)	(192)	131	(1,004)	(399)	(605)
Income (loss) from continuing operations before income tax expense	1,642	(871)	2,513	(1,800)	(9,233)	7,433
Income tax expense	55	23	32	107	79	28
Income (loss) from continuing operations	1,587	(894)	2,481	(1,907)	(9,312)	7,405
Income from discontinued operations, net of taxes	—	—	—	—	1,426	(1,426)
Gain on disposal of discontinued operations, net of taxes	—	—	—	1,124	11,259	(10,135)
Net income (loss)	1,587	(894)	2,481	(783)	3,373	(4,156)
Income (Loss) from Continuing Operations and Net Income (Loss)
In the third quarter of 2016, we reported income from continuing operations of $1.6 million compared to loss from continuing operations of $0.9 million in the third quarter of 2015. For the nine months ended September 30, 2016, we reported loss from continuing operations of $1.9 million compared to $9.3 million for the nine months ended September 30, 2015. The income from continuing operations for the three months ended September 30, 2016 is primarily attributable to operating income in Insurance

KINGSWAY FINANCIAL SERVICES INC.

Services and Leased Real Estate, net investment income and gain on deconsolidation of subsidiary, partially offset by interest expense not allocated to segments, other income and expenses not allocated to segments and loss on change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2016 is primarily attributable to interest expense not allocated to segments and other income and expenses not allocated to segments, partially offset by gain on deconsolidation of subsidiary and net investment income. The loss from continuing operations for the three months ended September 30, 2015 is primarily attributable to interest expense not allocated to segments and other income and expenses not allocated to segments, partially offset by gain on change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2015 is primarily attributable to interest expense not allocated to segments, other income and expenses not allocated to segments, foreign exchange losses and loss on deconsolidation of subsidiary, partially offset by gain on change in fair value of debt and net investment income.
For the three months ended September 30, 2016, we reported net income of $1.6 million compare to net loss of $0.9 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported net loss of $0.8 million compared to net income of $3.4 million for the nine months ended September 30, 2015.
Insurance Underwriting
In the third quarter of 2016, Insurance Underwriting gross premiums written were $34.5 million compared to $29.1 million in the third quarter of 2015, representing an 18.6% increase ($101.7 million year to date compared to $89.9 million prior year to date, representing a 13.1% increase). Net premiums written increased 18.6% to $34.5 million in the third quarter of 2016 compared with $29.1 million in the third quarter of 2015 ($101.5 million year to date compared to $89.7 million prior year to date, representing a 13.2% increase). Net premiums earned increased 12.7% to $32.9 million in the third quarter of 2016 compared with $29.2 million in the third quarter of 2015 ($94.2 million year to date compared to $88.4 million prior year to date, representing a 6.6% increase). The increases in gross premiums written, net premiums written and net premiums earned for the three and nine months ended September 30, 2016, compared to the same periods in 2015, reflect a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company has recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015, and Mississippi.
The Insurance Underwriting operating loss was $0.1 million for the three months ended September 30, 2016 ($0.2 million year to date) compared to $0.2 million for the three months ended September 30, 2015 ($0.4 million prior year to date). The decrease in operating loss for the three and nine months ended September 30, 2016 are primarily attributable to the increase in net premiums earned and an increase in policy fee income, which more than offset a related increase in loss and loss adjustment expenses and other variable expenses tied to the increase in net premiums earned.
The Insurance Underwriting loss and loss adjustment expense ratio for the third quarter of 2016 was 76.8% compared to 73.5% for the third quarter of 2015 (75.4% for the nine months ended September 30, 2016 compared with 73.1% for the same period in 2015). The increase in the loss and loss adjustment expense ratio is attributable to increased loss and loss adjustment expenses at Mendota and MCC during the three and nine months ended September 30, 2016, compared to the same periods in 2015, which more than offset favorable loss reserve development recorded by Amigo during the third quarter of 2016.
The Insurance Underwriting expense ratio was 24.1% for the third quarter of 2016 compared to 27.6% for the third quarter of 2015 (25.3% for the nine months ended September 30, 2016 compared with 28.0% for the same period in 2015). The decrease in the expense ratio is primarily due to the increase in net premiums earned and policy fee income for the three and nine months ended September 30, 2016, compared to the same periods in 2015, as well as a one-time benefit of $0.5 million recorded in the third quarter of 2016 related to the settlement of outstanding litigation. The Insurance Underwriting expense ratio includes policy fee income of $2.6 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively ($7.2 million and $6.3 million, respectively, year to date and prior year to date).
The Insurance Underwriting combined ratio was 100.9% in the third quarter of 2016 compared with 101.1% in the third quarter of 2015 (100.7% for the nine months ended September 30, 2016 compared with 101.1% for the same period in 2015), reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 1.6% to $6.3 million for the three months ended September 30, 2016 compared with $6.2 million for the three months ended September 30, 2015 ($17.0 million year to date compared to $17.4 million prior year to date, representing a 2.3% decrease). The increase for the three months ended September 30, 2016 is due to increased service fee and commission income at IWS and Trinity. The decrease for the nine months ended September 30, 2016 is due to decreased service fee and commission income at IWS, partially offset by an increase at Trinity. The Insurance Services

KINGSWAY FINANCIAL SERVICES INC.

operating income was $0.6 million for the three months ended September 30, 2016 compared with operating loss of $0.2 million for the three months ended September 30, 2015 (operating loss of $0.4 million year to date compared with operating loss of $0.5 million prior year to date). The increase in operating income for the three months ended September 30, 2016 is primarily due to increased service fee and commission income, combined with decreased commissions and general and administrative expenses at IWS and Trinity. The decrease in operating loss for the nine months ended September 30, 2016 is primarily due to decreases in cost of services sold and loss and loss adjustment expenses, which more than offset the decrease in service fee and commission income for the period.
Leased Real Estate
In the third quarter of 2016, Leased Real Estate rental income was $2.4 million compared to zero in the third quarter of 2015 ($2.4 million year to date compared to zero prior year to date). The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The Leased Real Estate operating income was $0.7 million for the three months ended September 30, 2016 compared with zero for the three months ended September 30, 2015 ($0.7 million year to date compared with zero prior year to date). Leased Real Estate operating income includes interest expense of $1.3 million and zero for the three months ended September 30, 2016 and 2015, respectively ($1.3 million year to date compared to zero prior year to date).
Net Investment Income
Net investment income was $1.0 million in the third quarter of 2016 compared to $0.8 million in the third quarter of 2015 ($2.0 million year to date compared to $2.6 million prior year to date). The increase for the three months ended September 30, 2016 is primarily due to an increase in the fair value of derivative instrument warrants and other investment income, partially offset by a decrease in income from limited liability investments. The decrease for the nine months ended September 30, 2016 is primarily due a decrease in income from limited liability investments, as well as a decrease in fair value of derivative instrument warrants, partially offset by an increase in other investment income. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.
Net Realized Gains (Losses)
Net realized gains were $0.0 million in the third quarter of 2016 compared to $0.1 million in the third quarter of 2015 (net realized losses of $0.1 million year to date compared to net realized gains of $0.1 million prior year to date).
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.8 million in the third quarter of 2016 compared to $0.3 million in the third quarter of 2015 ($1.4 million year to date compared to $0.9 million prior year to date). The increase in amortization expense for the three and nine months ended September 30, 2016 is related to amortization of an acquired lease intangible asset in conjunction with the Company's acquisition of CMC during the third quarter of 2016. The acquired lease intangible asset is being amortized on a straight-line basis over its estimated useful life of 48 years. The Company intends to finalize by December 31, 2016 its fair value analysis of the assets acquired and liabilities assumed in its acquisition of CMC. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair market values of the assets acquired and liabilities assumed may not agree with the estimates included in the unaudited consolidated interim financial statements. See Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
Contingent Consideration Benefit (Expense)
Contingent consideration was zero for the third quarter of 2016 compared to expense of $0.1 million in the third quarter of 2015 (benefit of $0.7 million year to date compared to expense of $0.4 million prior year to date). The benefit recorded for the nine months ended September 30, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The asset purchase agreement executed by the Company in 2012 related to the acquisition of IWS provided that additional payments were due to the former owners of IWS contingent upon the achievement of certain targets over future reporting periods. Refer to Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements, for further information. The parties to the agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2016 was $1.1 million compared to $1.2 million in the third quarter of 2015 ($3.3 million year to date compared to $4.1 million prior year to date). The decrease for the nine months ended

KINGSWAY FINANCIAL SERVICES INC.

September 30, 2016 is primarily attributable to the repayment during June 2015 of the outstanding principal balance on the Company's LROC preferred units due June 30, 2015.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $1.8 million in the third quarter of 2016 compared to $1.9 million in the third quarter of 2015 ($5.6 million year to date compared to $1.3 million prior year to date). The decrease in net expense for the three months ended September 30, 2016 is primarily due to an increase in other income during the third quarter of 2016 compared to the third quarter of 2015. The increase in net expense for the nine months ended September 30, 2016 is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's Management Services Agreement with 1347 Property Insurance Holdings, Inc., as further discussed in Note 19, "Related Party Transactions," to the unaudited consolidated interim financial statements, partially offset by less general expense for salaries and employee benefits during the nine months ended September 30, 2016 compared to the same period in 2015.
Foreign Exchange Losses, Net
During the third quarter of 2016, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.1 million in the third quarter of 2015 ($0.0 million year to date compared to $1.2 million prior year to date). Foreign exchange losses, net for the nine months ended September 30, 2015 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust"). The Company deconsolidated KLROC Trust in June 2015.
(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $2.5 million in the third quarter of 2016 compared to a gain of $2.5 million in the third quarter of 2015 (gain of $1.1 million year to date compared to a gain of $1.5 million prior year to date). The loss for the third quarter of 2016 is due to an increase in the fair value of the subordinated debt, whereas the gain for the third quarter of 2015 is due to a decrease in the fair value of the subordinated debt. The 2016 year to date gain is due to a decrease in the fair value of the subordinated debt, whereas the 2015 year to date gain is due to a decrease in the fair values of the subordinated debt and LROC preferred units. See "Debt" section for further information.
Gain (Loss) on Deconsolidation of Subsidiary
Prior to the third quarter of 2016, the Company owned 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. During the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7%. As a result of this change in ownership, the Company recorded a non-cash gain on deconsolidation of 1347 Investors of $5.6 million during the third quarter of 2016. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Refer to Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million during the nine months ended September 30, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. Refer to Note 5, "Acquisitions, Deconsolidations and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.
Equity in Net Loss of Investees
Equity in net loss of investees for the third quarter of 2016 was $0.1 million compared to $0.2 million in the third quarter of 2015 ($1.0 million year to date compared to $0.4 million prior year to date). Equity in net loss of investees represents the Company's investments in Itasca Capital Ltd. and 1347 Capital Corp. See Note 7, "Investments in Investees," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax Expense
Income tax expense for the third quarter of 2016 was $0.1 million compared to $0.0 million in the third quarter of 2015 ($0.1 million year to date compared to $0.1 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2016, we held cash and cash equivalents and investments with a carrying value of $150.6 million. As of September 30, 2016, we held an investments portfolio comprised primarily of fixed maturities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2016	% of Total	December 31, 2015	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	23,953	15.9%	20,453	12.8%
States, municipalities and political subdivisions	2,908	1.9%	2,256	1.4%
Mortgage-backed	9,762	6.5%	7,963	5.0%
Asset-backed securities and collateralized mortgage obligations	4,582	3.0%	6,023	3.8%
Corporate	20,121	13.4%	18,864	11.8%
Total fixed maturities	61,326	40.7%	55,559	34.8%
Equity investments:
Common stock	20,739	13.8%	26,586	16.7%
Warrants	779	0.5%	973	0.6%
Total equity investments	21,518	14.3%	27,559	17.3%
Limited liability investments	29,091	19.3%	20,141	12.6%
Other investments	7,251	4.8%	4,077	2.6%
Short-term investments	670	0.5%	400	0.3%
Total investments	119,856	79.6%	107,736	67.6%
Cash and cash equivalents	30,705	20.4%	51,701	32.4%
Total	150,561	100.0%	159,437	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2016 and December 31, 2015.
TABLE 3 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	September 30, 2016	% of Total	December 31, 2015	% of Total
Due in less than one year	7,263	11.8%	10,078	18.1%
Due in one through five years	42,830	69.8%	35,999	64.8%
Due after five through ten years	3,670	6.0%	1,425	2.6%
Due after ten years	7,563	12.4%	8,057	14.5%
Total	61,326	100.0%	55,559	100.0%

At September 30, 2016, 81.6% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality investments in the portfolios provide us with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2016 and December 31, 2015, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.2% of those investments rated 'A' or better at September 30, 2016. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020, related to the termination of the Company's Management Services Agreement with PIH, as further discussed in Note 19, "Related Party Transactions," to the unaudited consolidated interim financial statements. The preferred stock is not rated.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 4 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2016	December 31, 2015
AAA/Aaa	67.4%	61.9%
AA/Aa	7.2	10.5
A/A	15.6	18.4
Percentage rated A/A2 or better	90.2%	90.8%
BBB/Baa	3.8	3.7
BB/Ba	1.0	—
Not rated	5.0	5.5
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended September 30, 2016. For the three months ended September 30, 2015, there were no write-downs for other-than-temporary impairments related to investments. For the nine months ended September 30, 2015, the Company recorded a write-down of $0.0 million for other-than-temporary impairment related to fixed maturities.
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
At September 30, 2016 and December 31, 2015, the gross unrealized losses for fixed maturities and equity investments amounted to $2.8 million and $2.6 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in the LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 5 below presents additional information pertaining to the limited liability investments at September 30, 2016 and December 31, 2015.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 5 Limited liability investments
(in thousands of dollars)

	Unfunded Commitment	Carrying Value
Limited liability investments:	September 30, 2016	September 30, 2016	December 31, 2015
Investments held through LLCs	1,598	28,283	19,449
Investments held through LPs and GP	225	808	692
Total	1,823	29,091	20,141
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
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2016	December 31, 2015
Non-standard automobile	47,049	53,066
Commercial automobile	1,011	1,358
Other	931	1,047
Total	48,991	55,471
TABLE 7 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable(in thousands of dollars)

Line of Business	September 30, 2016	December 31, 2015
Non-standard automobile	46,409	51,937
Commercial automobile	945	1,280
Other	931	1,047
Total	48,285	54,264
Non-Standard Automobile
At September 30, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $47.0 million and $53.1 million, respectively. The decrease is primarily due to an increase in paid loss and loss adjustment expenses at Mendota and Amigo in 2016 compared to 2015.
Commercial Automobile
At September 30, 2016 and December 31, 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $1.0 million and $1.4 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 8 (Decrease) increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(Favorable) unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years:	(274)	185	(207)	(299)
For the three months ended September 30, 2016, the Company reported $0.3 million of favorable development for property and casualty loss and loss adjustment expenses from prior accident years (favorable development of $0.2 million year to date) compared with unfavorable development of $0.2 million for the three months ended September 30, 2015 (favorable development of $0.3 million prior year to date). The favorable development reported for the three and nine months ended September 30, 2016 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, partially offset by an increase in property and casualty loss and loss adjustment expenses at Mendota. The unfavorable development reported for the three months ended September 30, 2015 was primarily related to the increase in property and casualty loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty loss and loss adjustment expenses at Amigo. The favorable development reported for the nine months ended September 30, 2015 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, offset by an increase in property and casualty loss and loss adjustment expenses at Mendota.
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
The Company's subordinated debt is measured and reported at fair value. At September 30, 2016, the carrying value of the subordinated debt is $38.8 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the nine months ended September 30, 2016, the Company experienced a decrease in the credit spread assumption developed by the third-party and a decrease in the market observable swap rates. The decrease in the credit spread assumption has resulted in an increase in fair value of debt of $0.7 million and the decrease in the market observable swap rates has resulted in a decrease in fair value of $2.5 million during the nine months ended September 30, 2016. These two variables have primarily contributed to the $1.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2015 and September 30, 2016. This decrease in fair value is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations. Alternatively, an increase in the credit spread assumption would have the effect of decreasing the fair value and an increase in the market observable swap rates would have the effect of increasing the fair value of the Company’s subordinated debt.
The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The fair value of the Company’s subordinated debt increased by $0.8 million between December 31, 2015 and September 30, 2016 as a result of the passage of time. Though the changes in the model assumptions will continue to introduce volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, the fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption

KINGSWAY FINANCIAL SERVICES INC.

date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

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
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and loss adjustment expense payments, debt servicing and other operating expenses. The timing and amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows
During the nine months ended September 30, 2016, the Company reported on the unaudited consolidated statements of cash flows $11.1 million of net cash used in operating activities. The reconciliation between the Company's reported net loss of $0.8 million and the net cash used in operating activities of $11.1 million can be explained primarily by the increase in premiums and service fee receivable of $6.8 million, the non-cash gain on deconsolidation of subsidiary of $5.6 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $6.4 million, partially offset by the increase in unearned premiums of $7.4 million.
During the nine months ended September 30, 2016, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $9.1 million. This use of cash was driven primarily by purchases of fixed maturities, equity investments, limited liability investments, other investments and short-term investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During the nine months ended September 30, 2016, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $0.7 million. This use of cash was due to the Company's repurchase of its common stock for cancellation during the second quarter of 2016 and principal repayments on the Company's note payable.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the nine months ended September 30, 2016 was $21.0 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income.
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
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
Receipt of dividends from the Leased Real Estate segment is not generally considered a source of liquidity for the holding company. All cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. As a result, the Company does not expect any positive cash flow to be available from the Leased Real Estate segment to help the Company meet its holding company obligations until the occurrence of one of the three events described in the next paragraph

KINGSWAY FINANCIAL SERVICES INC.

that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.
Pursuant to the terms of the Management Services Agreement entered into at the closing of the acquisition of CMC, an affiliate of the seller (the "Service Provider") will provide certain services to CMC and its subsidiaries in exchange for service fees. Such services (collectively, the "Services") will include (i) causing an affiliate of the Service Provider to guaranty certain obligations of the Property Owner (pursuant to an Indemnity and Guaranty Agreement between such affiliate and the holder of the Mortgage (the "Mortgagor")), (ii) providing certain individuals to serve as members of the board of directors and/or certain executive officers of CMC and/or its subsidiaries and (iii) providing asset management services with respect to the Real Property. In exchange for the Services, the Property Owner will pay certain fees to the Service Provider. The payment of such service fees will be triggered by (i) a sale of the Real Property, (ii) a restructuring of the lease to which the Real Property is subject or (iii) a refinancing or restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event).
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $6.2 million and $13.2 million at September 30, 2016 and December 31, 2015, respectively. These amounts are reflected in the cash and cash equivalents of $30.7 million and $51.7 million reported at September 30, 2016 and December 31, 2015, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represents restricted and unrestricted cash held by the Company’s Insurance Underwriting, Insurance Services and Leased Real Estate subsidiaries and is not considered to be available to meet holding company obligations, which primarily consist of interest payments on debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $6.2 million at September 30, 2016 represents approximately six months of interest payments on debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities or any other extraordinary demands on the holding company.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of September 30, 2016, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, which excluded CMC due to its recent acquisition, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
Effective July 14, 2016, the Company acquired 81% of CMC. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, CMC has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above with respect to CMC.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 3, 2016	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 3, 2016	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

