Form 10-K
period 2016-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2017-03-13
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☒ Non-accelerated filer     ☐     Smaller reporting company     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2016, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $68,251,572 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 13, 2017 was 21,458,190.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2016 Annual Report on Form 10-K (the "2016 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2016 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2016 Annual Report.

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
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. Kingsway conducts its business through the following three reportable segments: Insurance Underwriting, Insurance Services and Leased Real Estate. Insurance Underwriting, Insurance Services and Leased Real Estate conduct their business and distribute their products in the United States. Certain of the business descriptions below, particularly "Investments," "Reinsurance" and "Regulatory Environment," are principally or exclusively related to Insurance Underwriting.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2016, 2015 and 2014 is contained in the following sections of this 2016 Annual Report: (i) Note 25, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its Consolidated Financial Statements as of and for the years ended December 31, 2015 and December 31, 2014. In addition, the Company has restated the balances for the years ended December 31, 2015 and December 31, 2014 included in the first table to Note 24, “Accumulated Other Comprehensive Loss.” The restatements reflect immaterial corrections of errors identified by management during the fourth quarter of 2016 in the Company’s intercompany eliminations related to accumulated other comprehensive loss and accumulated deficit. No change to shareholders’ equity attributable to common shareholders, total shareholders’ equity, the consolidated statements of operations or the consolidated statements of cash flows for the periods presented in the 2016 Annual Report results from the restatements. The restatements are more fully discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements.
Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended. All amounts in this 2016 Annual Report affected by the restatements reflect such amounts as restated.
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency are reflected in foreign exchange losses, net in the consolidated statements of operations.
All of the dollar amounts in this 2016 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Acquisitions
CMC Industries, Inc.:
On July 14, 2016, the Company completed the acquisition of 81.0% of CMC Industries, Inc. ("CMC") for cash consideration of $1.5 million.  CMC is included in the Leased Real Estate segment. CMC owns, through an indirect wholly owned subsidiary, a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage in the principal

KINGSWAY FINANCIAL SERVICES INC.

amount of $180.0 million (the "Mortgage") at the date of acquisition. Further information is contained in Note 5, "Acquisitions," to the Consolidated Financial Statements.
Argo Management Group LLC:
Effective April 21, 2016, the Company issued 160,000 shares of its common stock to acquire Argo Management Group LLC ("Argo"). The Argo purchase price of $0.7 million was determined using the closing price of Kingsway common stock on the date the 160,000 shares were issued. Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund organized for purposes of making control-oriented equity investments in established lower middle market companies based in North America, with a focus on search fund investments. Further information is contained in Note 5, "Acquisitions," to the Consolidated Financial Statements.
Deconsolidation
During the third quarter of 2016, the Company's ownership percentage in 1347 Investors LLC ("1347 Investors") was reduced to 26.7%. As a result, the Company recorded a non-cash gain of $5.6 million during the third quarter of 2016 related to the deconsolidation of 1347 Investors. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors. Further information is contained in Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements.
Private Placement
On November 16, 2016, the Company closed with non-affiliate investors a private placement of 1,615,384 shares of its common stock at a purchase price of $6.50 per share with gross proceeds to the Company of $10.5 million. Net proceeds to the Company were $10.5 million after deducting expenses.
INSURANCE UNDERWRITING SEGMENT
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting").
The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only 8 states. In 2016, the following states accounted for 89.0% of Insurance Underwriting's gross premiums written: Florida (27.4%), Texas (17.7%), Illinois (13.3%), Nevada (11.3%), California (10.9%) and Colorado (8.4%).
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
Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2016, 2015 and 2014.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in thousands of dollars, except for percentages)

	2016	% of Total	2015	% of Total	2014	% of Total
Private passenger auto liability	90,114	67.9%	78,811	67.7%	76,487	67.1%
Auto physical damage	42,575	32.1%	37,592	32.3%	37,515	32.9%
Total gross premiums written	132,689	100.0%	116,403	100.0%	114,002	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in thousands of dollars, except for percentages)

	2016	% of Total	2015	% of Total	2014	% of Total
Florida	36,378	27.4%	27,935	24.0%	21,440	18.8%
Texas	23,525	17.7%	18,989	16.3%	20,142	17.7%
Illinois	17,644	13.3%	18,265	15.7%	17,786	15.6%
California	14,429	10.9%	12,046	10.3%	11,363	10.0%
Nevada	15,015	11.3%	11,572	9.9%	10,863	9.5%
Colorado	11,122	8.4%	10,027	8.6%	11,033	9.7%
Other	14,576	11.0%	17,569	15.2%	21,375	18.7%
Total gross premiums written	132,689	100.0%	116,403	100.0%	114,002	100.0%
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

KINGSWAY FINANCIAL SERVICES INC.

coverage in the voluntary market. Participation in these pools in most jurisdictions is in proportion to voluntary writings of selected lines of business in those jurisdictions.
Non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written in 2016, 2015 and 2014. For the year ended December 31, 2016, gross premiums written for non-standard automobile insurance increased 14.0% to $132.7 million as compared to $116.4 million in 2015. For the year ended December 31, 2015, gross premium written for non-standard automobile insurance increased 2.1% to $116.4 million as compared to $114.0 million in 2014. The increase in gross premiums written during 2016 compared to 2015 reflects a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company has recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015. The increase in gross premiums written during 2015 compared to 2014, resulted primarily from increased premium volumes written in Florida during the year ended December 31, 2015 compared to prior year.
Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 3,800 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our underwriting guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Insurance Underwriting primarily employs its own claims adjusters who are responsible for investigating and settling claims. Our goal is to settle claims fairly for the benefit of our insureds in a manner that is consistent with the insurance policy language and our regulatory and legal obligations.
In addition to claims adjusters, our operating subsidiaries also employ appraisers, special investigators and salvage, subrogation and other personnel who are responsible for helping us reduce the net cost of claim-handling, particularly with respect to identifying instances of fraud. We also outsource certain of these activities when we believe outsourcing represents a more efficient approach to performing these activities. We aggressively combat fraud and have processes in place to investigate suspicious claim activity. We may also engage independent appraisers, private investigators, various experts and legal counsel to assist us in adjusting claims. When necessary, we defend litigation against our insureds generally by retaining outside legal counsel.
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
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Insurance Services segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Insurance Services segment. Further information is contained in Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

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
Marketing and Distribution
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 23 states.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Trinity claims on warranty products are managed by the insurance companies with which Trinity partners. Trinity may, at times, act as a third-party administrator of such claims; however, at no time does Trinity bear the loss of claims on warranty products.
LEASED REAL ESTATE SEGMENT
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns, through an indirect wholly owned subsidiary, the Real Property, which is subject to a long-term triple net lease agreement. The Real Property is also subject to the Mortgage. All cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Rollforward of Property and Casualty Unpaid Loss and Loss Adjustment Expenses
Table 3 shows a rollforward of the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers. The effect on the Company's net loss (income) during the past three years due to changes in estimates

KINGSWAY FINANCIAL SERVICES INC.

of prior year property and casualty unpaid loss and loss adjustment expenses is shown as the "prior years" contribution to incurred losses. The consolidated financial statements are presented on a calendar year basis for all data. Calendar year results reflect payments and re-estimation of the provision that have been recorded in the consolidated financial statements during the applicable reporting period without regard to the periods in which the original losses were incurred. Calendar year results do not change after the end of the applicable reporting period, even as new information develops.
TABLE 3 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31 (in thousands of dollars)

	2016	2015	2014
Balance at beginning of period, gross	55,471	63,895	84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203	7,942
Balance at beginning of period, net	54,264	60,692	76,592
Incurred related to:
Current year	96,289	86,439	84,577
Prior years	8,095	616	(5,123)
Paid related to:
Current year	(62,978)	(54,415)	(52,521)
Prior years	(42,556)	(39,068)	(42,428)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	—	(405)
Balance at end of period, net	53,114	54,264	60,692
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207	3,203
Balance at end of period, gross	53,795	55,471	63,895
INVESTMENTS
We manage our investments to support the liabilities of our insurance operations, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. The Investment Committee of the Board of Directors is responsible for monitoring the performance of our investments and compliance with the Company's investment policies and guidelines, which it reviews annually. We are also subject to the applicable state regulations that prescribe the type, quality and concentration of investments that individual insurance companies can make.
For further descriptions of the Company's investments, see our disclosures under the headings "Net Investment Income," "Net Realized Gains," "Investments," "Liquidity and Capital Resources" and "Critical Accounting Estimates and Assumptions" in the MD&A and Note 7, "Investments," and Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REINSURANCE
For most of the non-standard automobile business that we write, our exposure is generally limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. We have from time to time, though, entered into different types of reinsurance arrangements as part of the management of our non-standard automobile business. For 2016 and 2015, we entered into an excess of loss reinsurance arrangement to reduce our exposure to losses related to certain catastrophic events which may occur in any of the states in which we write non-standard automobile business. Upon the expiration in January, 2017 of this excess of loss reinsurance arrangement, we concluded not to renew it.
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
As of December 31, 2016, we had $0.8 million recoverable from third-party reinsurers. As shown in Table 4 below, at December 31, 2016, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 4 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2016

A+	53.0%
A-	47.0%
Total	100.0%
DEBT
Debt consists of the following instruments:
TABLE 5 Debt
As of December 31 (in thousands of dollars)

	2016		2015
	Principal	Fair Value	Principal	Fair Value
Note payable	178,781	190,074	—	—
Subordinated debt	90,500	43,619	90,500	39,898
Total	269,281	233,693	90,500	39,898
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

KINGSWAY FINANCIAL SERVICES INC.

The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, which right the Company previously exercised during the period from the first quarter of 2011 through the fourth quarter of 2015.
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
Receipt of dividends from the Leased Real Estate segment is not generally considered a source of liquidity for the holding company. All cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. As a result, the Company does not expect any positive cash flow to be available from the Leased Real Estate segment to help the Company meet its holding company obligations until the occurrence of one of the three events defined in the management services agreement entered into at the time of the acquisition of CMC. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section of MD&A for further discussion.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2016, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
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
EMPLOYEES
At December 31, 2016, we employed 299 personnel supporting our continuing operations, of which 292 were full-time employees.
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
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2016 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.

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
We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2016, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December, 2032. Because of our substantial outstanding recourse debt:

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
Our outstanding recourse debt of $90.5 million principal value bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. As of December 31, 2016, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Investment Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company.
The Real Property is leased pursuant to a long-term triple net lease and the failure of the tenant to satisfy its obligations under the lease may adversely affect the condition of the Real Property or the results of the Leased Real Estate segment.
Because the Real Property is leased pursuant to a long-term triple net lease, we depend on the tenant to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities.  There can be no assurance that the tenant will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under the lease.  The inability or unwillingness of the tenant to meet its rent obligations to CMC or to satisfy its other obligations, including indemnification obligations, could materially adversely affect the business, financial position or results of operations of our Leased Real Estate segment.  Furthermore, the inability or unwillingness of the tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Real Property.
Our triple net lease agreement requires that the tenant maintain comprehensive liability and hazard insurance.  However, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable.  Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed.  In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the property as well as the anticipated future cash flows from the property.

We may not be able to realize our investment objectives, which could significantly reduce our earnings and liquidity.

We depend on our investments, particularly our fixed maturities, for a substantial portion of our liquidity. As of December 31, 2016, the fair value of our investments included $61.8 million of fixed maturities. Given the low interest rate environment which exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities which has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $859.5 million as of December 31, 2016. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.
We have generated U.S. NOLs, but our ability to preserve and use these U.S. NOLs may be limited or impaired by future ownership changes.
Our ability to utilize the U.S. NOLs after an "ownership change" is subject to the rules of Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("Section 382"). An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the Internal Revenue Service. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs. In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our U.S. NOLs would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

KINGSWAY FINANCIAL SERVICES INC.

Expiration of our tax benefit preservation plan may increase the probability that we will experience an ownership change as defined under Section 382.
In order to reduce the likelihood that we would experience an ownership change without the approval of our Board of Directors, our shareholders ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Company and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the U.S. NOLs. The Plan expired on September 28, 2013. There can be no assurance that our Board of Directors will recommend to our shareholders that a similar tax benefit preservation plan be approved to replace the expired Plan; furthermore, there can be no assurance that our shareholders would approve any new tax benefit preservation plan were our Board of Directors to present one for shareholder approval. The expiration of the Plan, without a new tax benefit preservation plan, exposes us to certain changes in share ownership which we would not be able to prevent as we would have been able to prevent under the Plan. Such changes in share ownership could trigger an ownership change as defined under Section 382 resulting in restrictions on the use of NOLs in future periods, as discussed above.
We will only be able to utilize our U.S. NOLs against the future taxable income generated by companies we acquire if we are able to include the acquired companies in our U.S. consolidated tax return group.
We have in the past acquired companies and expect to do so in the future. Our ability to include acquired companies in our U.S. consolidated tax return group is subject to the rules of Section 1504 of the U.S. Internal Revenue Code of 1986, as amended. If it were ever determined that an acquired company did not qualify to be included in our U.S. consolidated tax return group, such acquired company would be required to file a U.S. tax return separate and apart from our U.S. consolidated tax return group. In that instance, the acquired company would be required to pay U.S. income tax on its taxable income despite the existence of our U.S. NOLs, which would be a use of cash at the acquired company; furthermore, were the income tax obligation of the acquired company in such instance to be greater than its available cash, we could be obligated to contribute cash to our subsidiary to meet its income tax obligation. There can be no assurance that an acquired company will generate taxable income and, if an acquired company does generate taxable income, there can be no assurance that the acquired company will be allowed to be included in our U.S. consolidated tax return group.
Our being registered as a Canadian domestic company subjects us to being taxed in Canada on foreign accrual property income that cannot be offset by our U.S. NOLs.
Canadian domestic companies are subject to taxation on certain non-Canadian sourced income called foreign accrual property income ("FAPI"). FAPI is traditionally comprised of passive income (i.e. interest, dividends, rents, capital gains and income generated from triple net leases). As a result, our investment portfolio, triple net lease and merchant banking activities are generally deemed to be sources of FAPI. Active trades or businesses are generally not considered sources of FAPI; however, pursuant to current Canadian tax law, our U.S. property-casualty insurance companies may be considered sources of FAPI. Our FAPI is subject to taxation in Canada regardless of whether we separately utilize our U.S. NOLs to offset that same income for U.S. income tax purposes. As a result, we could be required to pay Canadian income tax on FAPI despite the existence of our U.S. NOLs. We are currently in a position to offset some amount of FAPI using available Canadian NOLs and foreign accrual property losses ("FAPLs") that have been generated based upon our prior year loss activity. In the event that we do not have sufficient Canadian NOLs and FAPLs to offset future FAPI, however, we would be required to pay Canadian income tax, which would have a negative effect on our cash flow. There can be no assurance that our available Canadian NOLs and FAPLs will offset our future FAPI. In order for us to avoid paying Canadian income tax on future FAPI, we would have to redomesticate to a non-Canadian jurisdiction.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

We have identified a material weakness in our internal control over financial reporting, which could, if not sufficiently remediated, result in material misstatements in our consolidated financial statements.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this 2016 Annual Report, we have identified a material weakness as of December 31, 2016 in our internal control over financial reporting related to income tax accounting for non-routine transactions.
Our management plans to enhance its internal control over financial reporting related to non-routine transactions by supplementing with outside resources as necessary and enhancing the design and documentation of management review controls. Although we plan to take steps intended to remediate this material weakness, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Our company has executive officers who also serve as directors and executive officers for 1347 Property Insurance Holdings, Inc., Atlas Financial Holdings, Inc., Limbach Holdings, Inc., Itasca Capital Ltd. and 1347 Energy Holdings LLC, entities in which we hold investments, which may lead to conflicting interests.
As a result of our having previously spun off 1347 Property Insurance Holdings, Inc. ("PIH") and Atlas Financial Holdings, Inc. ("Atlas"); formed 1347 Capital Corp., which later entered into a business combination with Limbach Holdings, Inc. ("Limbach"); and invested in Itasca Capital Ltd. ("ICL") and 1347 Energy Holdings LLC ("1347 Energy"), entities in which we hold investments, we have executive officers who also serve as directors for PIH, Atlas, Limbach, ICL and 1347 Energy and who serve as executive officers, pursuant to a management services agreement, for ICL. Our executive officers and members of our Company's board of directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at PIH, Atlas, Limbach, ICL and 1347 Energy have fiduciary duties to those companies’ stockholders. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our executive officers who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our executive officers who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. Our Audit Committee reviews potential conflicts that may arise on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each entity. From time to time, we may enter into transactions with or participate jointly in investments with PIH, Atlas, Limbach, ICL or 1347 Energy. There can be no assurance that we will not create new situations where our directors or executive officers serve as directors or executive officers in future investment holdings of our Company.
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

KINGSWAY FINANCIAL SERVICES INC.

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
For the year ended December 31, 2016, 100.0% of the gross premiums written from our Insurance Underwriting segment were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.

KINGSWAY FINANCIAL SERVICES INC.

We derive the majority of our non-standard automobile insurance gross premiums written from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas.
Certain jurisdictions, specifically Florida, Texas, Illinois, California, Colorado and Nevada, generated 89.0% of our non-standard automobile insurance gross premiums written during 2016.
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
In the past, we have purchased reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of operations. As of December 31, 2016, we had $1.5 million recoverable from third-party reinsurers, including reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses.
The amount and cost of reinsurance available to our insurance companies are subject, in large part, to prevailing market conditions beyond our control. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis may depend in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. If we determine in the future that access to reinsurance facilities is desirable or necessary in order for us to conduct business, we cannot assure that we will be able to obtain reinsurance in adequate amounts and at favorable rates. If this were to occur, we may need to modify our underwriting practices or reduce our underwriting commitments.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 68,274 at four locations in four states. The latest expiration date of the existing leases is in November 2019.
Insurance Services leases facilities with an aggregate square footage of approximately 14,361 at two locations in two states. The latest expiration date of the existing leases is in November 2019.
The Company leases facilities for its corporate offices with an aggregate square footage of approximately 8,086 at two locations in one state. The latest expiration date of the existing leases is in November 2020.
The properties described above are in good condition. We consider our office facilities suitable and adequate for our current levels of operations.

KINGSWAY FINANCIAL SERVICES INC.

Owned Properties
Leased Real Estate owns the Real Property, which is subject to a long-term triple net lease agreement. The Real Property includes rail car tracks which provide rail car storage spaces and has 72 miles of double-ended rail track. The Real Property also contains a 5,760 square foot office building with an attached observation tower comprised of 1,150 square feet.

The Company also owns two buildings located in Illinois consisting of approximately 4,636 square feet. The buildings are used for rental purposes and corporate offices.
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

KINGSWAY FINANCIAL SERVICES INC.

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2016
Quarter 4	C$	8.36	C$	7.42	$6.25	$5.45
Quarter 3	7.63		6.65		5.79	5.23
Quarter 2	6.90		5.59		5.37	4.48
Quarter 1	6.34		5.33		4.79	3.72
2015
Quarter 4	6.51		5.43		4.90	4.09
Quarter 3	7.62		5.95		5.97	4.43
Quarter 2	7.62		6.69		6.12	5.47
Quarter 1	7.49		6.44		5.94	5.41
Shareholders of Record
As of March 10, 2017, the closing sales price of our common shares as reported by the TSX was C$7.80 per share and as reported by the NYSE was $5.75 per share.
As of March 13, 2017, we had 21,458,190 common shares issued and outstanding, held by approximately 3,700 shareholders of record.

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
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2016, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to key officers of the Company and its subsidiaries, namely our 2013 Equity Incentive Plan (the "2013 Plan") adopted by the Board of Directors in 2013. The 2013 Plan has been approved by the shareholders of the Company.
The following summary information is presented with respect to shares of our common stock that may be issued under our equity compensation plan as of December 31, 2016:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	651,875	$4.51	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	651,875	$4.51	—

KINGSWAY FINANCIAL SERVICES INC.

Recent Sales of Unregistered Securities
On November 9, 2016, the Company entered into separate Stock Purchase Agreements with GrizzlyRock Institutional Value Partners, LP, W.H.I. Growth Fund Q.P., L.P. and Yorkmont Capital Partners, LP for the private placement (the "Private Placement") of 1,615,384 shares of its common stock at a purchase price of $6.50 per share with gross proceeds to the Company of $10.5 million. No brokerage, finder’s, placement agent or investment banking fees or commissions were payable by the Company in connection with the Private Placement. The Private Placement closed on November 16, 2016.
Issuer Purchases of Equity Securities
In November 2015, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 5% of its currently issued and outstanding common stock through November 2016. Refer to Note 23, "Shareholders' Equity," to the Consolidated Financial Statements for further discussion related to the share repurchase program. During the three months ended December 31, 2016, we did not have any repurchases of our equity securities.

KINGSWAY FINANCIAL SERVICES INC.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return on the Company's common stock for the period beginning on December 31, 2011 and ending on December 31, 2016 with cumulative total return of the Russell MicroCap Index and the SNL MicroCap U.S. Financial Services Index. Kingsway is not a constituent of either of these two indices. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming all dividends have been reinvested.

	Years ended December 31,
Company/Index	2011	2012	2013	2014	2015	2016
Kingsway	$100	$183	$188	$267	$220	$300
Russell MicroCap	$100	$120	$174	$181	$171	$206
SNL Micro Cap U.S. Financial Services	$100	$123	$148	$148	$108	$106

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Selected Financial Data
The following table has selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and should be read in conjunction with the Consolidated Financial Statements and MD&A included in this 2016 Annual Report. Historical results are not necessarily indicative of future results.
For the years ended December 31 (in thousands of dollars, except per share data)

	2016	2015	2014	2013	2012

Consolidated Statements of Operations Data (1):
Net premiums earned	127,608	117,433	117,593	109,608	114,937
Service fee and commission income	24,232	22,966	24,659	49,543	35,491
Rental income	5,419	—	—	—	—
Net investment income	8,200	2,918	1,616	2,186	3,165
Net realized gains	360	1,197	5,041	3,505	1,084
Loss from continuing operations	(733)	(11,415)	(14,666)	(43,311)	(53,278)
Basic loss per share - continuing operations	(0.04)	(0.60)	(0.95)	(3.12)	(3.96)
Diluted loss per share - continuing operations	(0.04)	(0.60)	(0.95)	(3.12)	(3.96)

Consolidated Balance Sheet Data:
Cash and invested assets	163,519	159,437	158,317	167,784	168,813
Total Assets	501,021	241,022	301,722	324,639	372,800
Note payable	190,074	—	—	—	—
LROC preferred units, at fair value	—	—	13,618	14,854	13,655
Senior unsecured debentures, at fair value	—	—	—	14,356	23,730
Subordinated debt, at fair value	43,619	39,898	40,659	28,471	23,774
Total Liabilities	437,759	190,925	253,526	287,719	307,386
Total Shareholders' Equity	56,835	43,703	41,866	36,920	65,414
(1) The Company disposed of its subsidiary, ARS, on April 1, 2015. The financial results of ARS are presented as discontinued operations for the years ended December 31, 2015 and 2014. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
The Company disposed of its majority interest in its subsidiary, PIH, effective March 31, 2014. The earnings of PIH are included in the consolidated statements of operations for the three months ended March 31, 2014 and for the years ended December 31, 2013 and 2012. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
The Company acquired its subsidiary, Trinity, effective May 22, 2013. The consolidated statements of operations include the earnings of Trinity from the date of acquisition.
The Company acquired its subsidiary, IWS, effective November 16, 2012. The consolidated statements of operations include the earnings of IWS from the date of acquisition.

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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however new business is accepted in only 8 states. In 2016, production in the following states represented 89.0% of Insurance Underwriting's gross premiums written: Florida (27.4%), Texas (17.7%), Illinois (13.3%), Nevada (11.3%), California (10.9%) and Colorado (8.4%). For the year ended December 31, 2016, non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written.
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
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2016 Annual Report, the term "Insurance Services" is used to refer to this segment.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2016 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income (loss), we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are segment operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 25, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense which, in addition to segment operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, amortization of intangible assets, contingent consideration benefit, impairment of asset held for sale, interest expense not allocated to segments, other income not allocated to segments, general and administrative expenses, foreign exchange losses, net, (loss) gain on change in fair value of debt, loss on disposal of subsidiary, loss on disposal of asset held for sale, gain (loss) on deconsolidation of subsidiaries and equity in net loss of investees. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014 is presented in Tables 1 and 2 of the "Results of Continuing Operations" section of MD&A.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

recoverability; deferred acquisition costs; fair value assumptions for derivative financial instruments; fair value assumptions for subordinated debt obligations; and contingent consideration.
Provision for Unpaid Loss and Loss Adjustment Expenses
A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for unpaid loss and loss adjustment expenses. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's actuaries. Further information regarding estimates used in determining our provision for unpaid loss and loss adjustment expenses is discussed in the “Unpaid Loss and Loss Adjustment Expenses” section of Part I, Item 1 of this 2016 Annual Report and Note 14, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
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
Valuation of Fixed Maturities and Equity Investments
Our equity investments, including warrants, are recorded at fair value using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist. For fixed maturities, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any fixed maturities and equity investments in our portfolio which require us to use unobservable inputs.
Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of operations. Premium and discount on investments are amortized and accredited using the interest method and charged or credited to net investment income.
Impairment Assessment of Investments
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015. The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014.
Valuation of Limited Liability Investment, at Fair Value
In connection with the deconsolidation of 1347 Investors LLC ("1347 Investors") during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company has made an irrevocable election to account for this investment at fair value with changes in fair value reported in the consolidated statements of operations. The fair value of this investment is calculated based on an internally developed model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2016, the Company maintains a valuation allowance of $276.6 million, $269.7 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
Future events may result in the valuation allowance being adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

assets would meet the more likely than not standard, the valuation allowance would be reversed in the period that such a conclusion was reached.
Valuation and Impairment Assessment of Intangible Assets
Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of vehicle service agreements in-force ("VSA in-force"), database, customer relationships, contract-based revenues and in-place lease. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Indefinite-lived intangible assets consist of a tenant relationship, insurance licenses and trade name. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded. Additional information regarding our intangible assets is included in Note 12, "Intangible Assets," to the Consolidated Financial Statements.
Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of the implied fair value of goodwill of a reporting unit requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying value. For reporting units with a negative book value, qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Additional information regarding our goodwill is included in Note 11, "Goodwill," to the Consolidated Financial Statements.
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
Derivative Financial Instruments
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 27, "Related Party Transactions," to the Consolidated Financial Statements, for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.

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
Fair Value Assumptions for Subordinated Debt Obligations
Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.
Contingent Consideration
The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes reported in the consolidated statements of operations as contingent consideration benefit or expense. The fair value of contingent consideration liabilities is estimated using valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at the estimated fair value at the balance sheet date. We revalue these contingent consideration liabilities each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and an impact on the payout of contingent consideration liabilities. Additional information regarding our contingent consideration liabilities is included in Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

Comparison of the Years Ended December 31, 2016 and 2015:
A reconciliation of total segment operating loss to net income (loss) for the years ended December 31, 2016 and 2015 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income for the Years Ended December 31, 2016 and 2015
For the years ended December 31 (in thousands of dollars)

	2016	2015	Change
Segment operating (loss) income
Insurance Underwriting	(8,202)	(1,147)	(7,055)
Insurance Services	506	(628)	1,134
Leased Real Estate	627	—	627
Total segment operating loss	(7,069)	(1,775)	(5,294)
Net investment income	8,200	2,918	5,282
Net realized gains	360	1,197	(837)
Other-than-temporary impairment loss	(157)	(10)	(147)
Amortization of intangible assets	(1,242)	(1,244)	2
Contingent consideration benefit	657	1,139	(482)
Interest expense not allocated to segments	(4,496)	(5,278)	782
Other income and expenses not allocated to segments, net	(7,596)	(3,753)	(3,843)
Foreign exchange losses, net	(15)	(1,215)	1,200
(Loss) gain on change in fair value of debt	(3,721)	1,458	(5,179)
Gain (loss) on deconsolidation of subsidiaries	5,643	(4,420)	10,063
Equity in net loss of investees	(1,017)	(339)	(678)
Loss from continuing operations before income tax expense	(10,453)	(11,322)	869
Income tax (benefit) expense	(9,720)	93	(9,813)
Loss from continuing operations	(733)	(11,415)	10,682
Income from discontinued operations, net of taxes	—	1,417	(1,417)
Gain on disposal of discontinued operations, net of taxes	1,255	11,267	(10,012)
Net income (loss)	522	1,269	(747)
Loss from Continuing Operations, Net Income (Loss) and Diluted Earnings (Loss) per Share
For the year ended December 31, 2016, we incurred a loss from continuing operations of $0.7 million ($0.04 per diluted share) compared to $11.4 million ($0.60 per diluted share) for the year ended December 31, 2015. The loss from continuing operations for the year ended December 31, 2016 is primarily attributable to operating loss in Insurance Underwriting, income and expenses not allocated to segments, interest expense not allocated to segments, and loss on change in fair value of debt, partially offset by net investment income, gain on deconsolidation of subsidiary and income tax benefit. The loss from continuing operations for the year ended December 31, 2015 is primarily attributable to operating losses in Insurance Underwriting and Insurance Services, interest expense not allocated to segments, income and expenses not allocated to segments and loss on deconsolidation of subsidiary, partially offset by net investment income, and gain on change in fair value of debt.
For the year ended December 31, 2016, we reported net income of 0.5 million ($0.02 per diluted share) compared to net income of $1.3 million ($0.04 per diluted share) for the year ended December 31, 2015.
Insurance Underwriting
For the year ended December 31, 2016, Insurance Underwriting gross premiums written were $132.7 million compared to$116.4 million for the year ended December 31, 2015, representing a 14.0% increase. Net premiums written increased 14.0% to $132.5

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

million for the year ended December 31, 2016 compared with $116.2 million for the year ended December 31, 2015. Net premiums earned increased 8.7% to $127.6 million for the year ended December 31, 2016 compared with $117.4 million for the year ended December 31, 2015. The increase in gross premiums written, net premiums written and net premiums earned reflect a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company has recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015.
The Insurance Underwriting operating loss increased to $8.2 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015. The increase in operating loss is primarily attributed to an increase in loss and loss adjustment expenses, partially offset by an increase in net premiums earned in 2016 as compared to 2015. During the fourth quarter of 2016, the Company recorded unfavorable development of approximately $9.1 million related to accident years 2015 and prior in the Company’s continuing operations, while approximately $1.5 million of favorable development was recorded during the fourth quarter related to the continuing run-offs at Amigo and MCC. In response to industry trends of increasing frequency and severity, Mendota and MCC have been aggressively increasing premium rates throughout the second half of 2016 and into 2017. During this same period, the Company has hired several new members to the Insurance Underwriting management team, including a new President and two new Vice Presidents to supervise the Claim Department. The new management team has already launched a number of initiatives related to increasing policy fee income, reducing bad debt expense, outsourcing the first notice of loss function, outsourcing much of the salvage and subrogation function and entering into an agreement with an outside vendor to migrate to a new policy administration and claim-handling operating platform sometime in 2017.
The Insurance Underwriting loss and loss adjustment expense ratio for 2016 was 81.8% compared to 74.1% in 2015. The increase in the loss and loss adjustment expense ratio is primarily attributable to the increased loss and loss adjustment expenses recorded in the fourth quarter of 2016 related to accident years 2015 and prior as described above.
The Insurance Underwriting expense ratio was 24.3% in 2016 compared with 27.4% in 2015. The decrease in the expense ratio is primarily due to the increase in net premiums earned and policy fee income for 2016 as compared to 2015. The Insurance Underwriting expense ratio includes policy fee income of $9.8 million and $8.3 million, respectively, for the years ended December 31, 2016 and December 31, 2015.
The Insurance Underwriting combined ratio was 106.1% in 2016 compared with 101.5% in 2015, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 5.2% to $24.2 million for the year ended December 31, 2016 compared with $23.0 million for the year ended December 31, 2015. This increase was due to increased service fee and commission income at both IWS and Trinity. The Insurance Services operating income was $0.5 million for the year ended December 31, 2016 compared with operating loss of $0.6 million for the year ended December 31, 2015. The increase in operating income is primarily related to lower staff-related expenses at Trinity along with increased service fee and commission income at both IWS and Trinity for the year ended December 31, 2016 compared to the same period in 2015.
Leased Real Estate
Leased Real Estate rental income was $5.4 million for the year ended December 31, 2016 compared to zero for the year ended December 31, 2015. The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The Leased Real Estate operating income was $0.6 million for the year ended December 31, 2016 compared to zero for the year ended December 31, 2015. Leased Real Estate operating income includes interest expense of $2.9 million and zero for the years ended December 31, 2016 and 2015, respectively. See "Investments" section below for further discussion.
Net Investment Income
Net investment income increased to $8.2 million in 2016 compared to $2.9 million in 2015. The increase in 2016 is primarily due to income from the Company's limited liability investment at fair value. During 2016, the Company recorded net investment income related to this investment of $4.7 million.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Net Realized Gains
The Company incurred net realized gains of $0.4 million in 2016 compared to $1.2 million in 2015. The net realized gains in 2016 resulted primarily from the liquidation of equity investments in Insurance Underwriting. The net realized gains in 2015 resulted primarily from the liquidation of limited liability investments in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.2 million in 2016 compared to $1.2 million in 2015.
Contingent Consideration Benefit
Contingent consideration benefit was $0.7 million in 2016 compared to $1.1 million in 2015. Contingent consideration liabilities resulting from the acquisitions of IWS and Trinity were estimated at their respective acquisition dates using valuation models designed to estimate the probability of such contingent payments based on various assumptions. The valuation models assume certain achievement of targets, discount rates related to riskiness of the projections used and the time value of money to calculate the net present value of future consideration payments. Each reporting period, the Company reevaluates its contingent consideration liabilities and, if significant, makes adjustments to the recorded liabilities.
The benefit recorded for the year ended December 31, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The asset purchase agreement executed by the Company in 2012 related to the acquisition of IWS provided that additional payments were due to the former owners of IWS contingent upon the achievement of certain targets over future reporting periods. The parties to the agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments. The benefit recorded for the year ended December 31, 2015 is the result of the Company's evaluation of its contingent consideration liabilities. At December 31, 2016 and 2015, the Company has total contingent liabilities of $0.3 million and $2.0 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements, for further details.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2016 was $4.5 million compared to $5.3 million in 2015. The decrease is attributable to the repayment during June 2015 of the outstanding principal balance on the LROC preferred units due June 30, 2015.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $7.6 million in 2016 compared to $3.8 million in 2015. The increase in net expense is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's management services agreement with PIH, as further discussed in Note 27, "Related Party Transactions," to the Consolidated Financial Statements, partially offset by less general expense for salaries in 2016 as compared to 2015.
Foreign Exchange Losses, Net
During 2016, the Company incurred foreign exchange losses, net of $0.0 million compared to $1.2 million in 2015. Foreign exchange losses, net for the year ended December 31, 2015 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust"). The Company deconsolidated KLROC Trust in June 2015.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $3.7 million in 2016 compared to a gain of $1.5 million in 2015. The 2016 loss is due to an increase in the fair value of the subordinated debt, whereas the 2015 gain is due to a decrease in the fair values of the subordinated debt and LROC preferred units. See "Debt" section below for further information.
Gain (Loss) on Deconsolidation of Subsidiaries
Prior to the third quarter of 2016, the Company owned 61.0% of the outstanding units of 1347 Investors. Because the Company owned more than 50% of the outstanding units, the Company had been consolidating the financial statements of 1347 Investors. During the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7%. As a result of this change in ownership, the Company recorded a non-cash gain on deconsolidation of 1347 Investors of $5.6 million during the third quarter of 2016. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Refer to the "Investments" section below and Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million during the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
Equity in Net Loss of Investees
Equity in net loss of investees of $1.0 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, represents the loss related to the Company's investments in Itasca Capital Ltd. and 1347 Capital Corp. See Note 8, "Investments in Investees," to the Consolidated Financial Statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for 2016 was $9.7 million compared to income tax expense of $0.1 million in 2015. The 2016 income tax benefit is related to the partial release of the Company’s valuation allowance carried against its deferred income tax assets as a result of its acquisition of CMC. See Note 18, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax (benefit) expense recorded for the years ended December 31, 2016 and 2015, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Comparison of the Years Ended December 31, 2015 and 2014:
A reconciliation of total segment operating (loss) income to net income (loss) for the years ended December 31, 2015 and 2014 is presented in Table 2 below:
Table 2 Segment Operating (Loss) Income for the Years Ended December 31, 2015 and 2014
For the years ended December 31 (in thousands of dollars)

	2015	2014	Change
Segment operating (loss) income
Insurance Underwriting	(1,147)	1,290	(2,437)
Insurance Services	(628)	206	(834)
Total segment operating (loss) income	(1,775)	1,496	(3,271)
Net investment income	2,918	1,616	1,302
Net realized gains	1,197	5,041	(3,844)
Other-than-temporary impairment loss	(10)	—	(10)
Amortization of intangible assets	(1,244)	(1,620)	376
Contingent consideration benefit	1,139	2,223	(1,084)
Impairment of asset held for sale	—	(1,180)	1,180
Interest expense not allocated to segments	(5,278)	(5,645)	367
Other income and expenses not allocated to segments, net	(3,753)	(4,887)	1,134
Foreign exchange losses, net	(1,215)	(419)	(796)
Gain (loss) on change in fair value of debt	1,458	(10,953)	12,411
Loss on disposal of subsidiary	—	(1,244)	1,244
Loss on disposal of asset held for sale	—	(125)	125
Loss on deconsolidation of subsidiary	(4,420)	—	(4,420)
Equity in net loss of investee	(339)	(190)	(149)
Loss from continuing operations before income tax expense (benefit)	(11,322)	(15,887)	4,565
Income tax expense (benefit)	93	(1,221)	1,314
Loss from continuing operations	(11,415)	(14,666)	3,251
Income from discontinued operations, net of taxes	1,417	3,442	(2,025)
Gain on disposal of discontinued operations, net of taxes	11,267	—	11,267
Net income (loss)	1,269	(11,224)	12,493
Loss from Continuing Operations, Net Income (Loss) and Diluted Earnings (Loss) per Share
For the year ended December 31, 2015, we incurred a loss from continuing operations of $11.4 million ($0.60 per diluted share) compared to $14.7 million ($0.95 per diluted share) for the year ended December 31, 2014. The loss from continuing operations for the year ended December 31, 2015 is primarily attributable to operating loss in Insurance Underwriting and Insurance Services, interest expense not allocated to segments, income and expenses not allocated to segments and loss on deconsolidation of subsidiary, partially offset by net investment income and gain on change in fair value of debt. The loss from continuing operations for the year ended December 31, 2014 is attributable to impairment of asset held for sale, interest expense not allocated to segments, income and expenses not allocated to segments, loss on change in fair value of debt and loss on disposal of subsidiary, partially offset by net realized gains, contingent consideration benefit and operating income in Insurance Services and Insurance Underwriting.
For the year ended December 31, 2015, we reported net income of $1.3 million ($0.04 per diluted share) compared to net loss of $11.2 million ($0.75 per diluted share) for the year ended December 31, 2014.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
Contingent Consideration Benefit
Contingent consideration benefit was $1.1 million in 2015 compared to $2.2 million in 2014. Contingent consideration liabilities resulting from the acquisitions of IWS and Trinity were estimated at their respective acquisition dates using valuation models designed to estimate the probability of such contingent payments based on various assumptions. Each reporting period, the Company reevaluates its contingent consideration liabilities and, if significant, makes adjustments to the recorded liabilities. As a result of the analyses performed in 2015 and 2014, the Company decreased contingent consideration liabilities by $1.5 million

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

and $3.0 million, respectively, during the fourth quarters of 2015 and 2014, resulting in a total liability of $2.0 million and $3.1 million, respectively, at December 31, 2015 and 2014, which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements, for further details.
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
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2015 was $5.3 million compared to $5.6 million in 2014. The decrease is attributable to the repayment during June 2015 of the outstanding principal balance on the LROC preferred units due June 30, 2015.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $3.8 million in 2015 compared to $4.9 million in 2014. The decrease in net expense is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's management services agreement with PIH, as further discussed in Note 27, "Related Party Transactions," to the Consolidated Financial Statements, partially offset by less general expense for salaries, employee benefits and professional fees in 2014 as compared to 2015, and $2.3 million of income reported during the first quarter of 2014 related to PIH. As further discussed in Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, effective March 31, 2014, PIH completed an initial public offering of its common stock. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. Prior to the transaction, PIH was included in the Insurance Underwriting segment. As a result of the disposal of the Company's majority interest in PIH on March 31, 2014, all segmented information has been restated to exclude PIH from the Insurance Underwriting segment and to include its earnings in other income and expenses not allocated to segments, net.
Foreign Exchange Losses, Net
During 2015, the Company incurred foreign exchange losses, net of $1.2 million compared to $0.4 million in 2014. Foreign exchange losses, net for the years ended December 31, 2015 and 2014 were incurred primarily related to conversion of the net Canadian dollar assets of KLROC Trust.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $1.5 million in 2015 compared to a loss of $11.0 million in 2014. The 2015 gain is primarily due to a decrease in the fair values of the subordinated debt and LROC preferred units, whereas the 2014 loss is due to an increase in the fair value of the Company's subordinated debt, partially offset by a decrease in the fair value of the LROC preferred units. For information regarding the Company's approach to determining fair value of debt, see Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
Loss on Disposal of Subsidiary
Effective March 31, 2014, the Company's wholly owned subsidiary, PIH, completed an initial public offering of its common stock. Upon completion of the transaction, the Company maintained a minority ownership interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million in 2014. See Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further details.
Loss on Disposal of Asset Held for Sale
During the fourth quarter of 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. See Note 13, "Property and Equipment," to the Consolidated Financial Statements, for further details.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Loss on Deconsolidation of Subsidiary
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million during the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
Equity in Net Loss of Investee
Equity in net loss of investee of $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, represents the loss related to the Company's investment in 1347 Capital Corp. See Note 8, "Investments in Investees," to the Consolidated Financial Statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for 2015 was $0.1 million compared to a tax benefit of $1.2 million in 2014. See Note 18, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax expense (benefit) recorded for the years ended December 31, 2015 and 2014, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2016, we held cash and cash equivalents and investments with a carrying value of $163.5 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 3 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 3 Carrying value of investments, including cash and cash equivalents
As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2016	% of Total	2015	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	28,148	17.2%	20,453	12.8%
States, municipalities and political subdivisions	3,088	1.9%	2,256	1.4%
Mortgage-backed	8,506	5.2%	7,963	5.0%
Asset-backed securities and collateralized mortgage obligations	3,467	2.1%	6,023	3.8%
Corporate	18,555	11.3%	18,864	11.8%
Total fixed maturities	61,764	37.7%	55,559	34.8%
Equity investments:
Common stock	21,426	13.1%	26,586	16.7%
Warrants	1,804	1.1%	973	0.6%
Total equity investments	23,230	14.2%	27,559	17.3%
Limited liability investments	22,974	14.0%	20,141	12.6%
Limited liability investment, at fair value	10,700	6.5%	—	—%
Other investments	7,975	4.9%	4,077	2.6%
Short-term investments	401	0.2%	400	0.3%
Total investments	127,044	77.5%	107,736	67.6%
Cash and cash equivalents	36,475	22.5%	51,701	32.4%
Total	163,519	100.0%	159,437	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015. The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014.
The length of time a fixed maturity investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of a fixed maturity investment where the investment manager determines that

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
At December 31, 2016 and 2015, the gross unrealized losses for fixed maturities and equity investments amounted to $1.0 million and $2.6 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 4 below presents additional information pertaining to the limited liability investments at December 31, 2016 and 2015.
TABLE 4 Limited liability investments
As of December 31 (in thousands of dollars)

	Carrying Value
	2016	2015
Triple net lease limited liability investments	12,190	10,809
Other real estate related limited liability investments	3,904	4,108
Non-real estate limited liability investments	6,880	5,224
Total	22,974	20,141
Triple Net Lease Investments
Table 5 below presents total income from triple net lease investments included in the Company’s loss from continuing operations for the years ended December 31, 2016, 2015 and 2014.
TABLE 5 Income from triple net lease investments included in loss from continuing operations
As of December 31 (in thousands of dollars)

	2016	2015	2014
Income from triple net lease limited liability investments	1,381	1,701	140
Income from CMC operations	519	—	—
Consolidated income tax benefit as a result of CMC acquisition	9,915	—	—
Total income included in loss from continuing operations as a result of triple net lease investments and CMC acquisition	11,815	1,701	140

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The Company has been increasing its exposure to triple net lease investments. These can take the form of limited liability investments as well as the Company’s investment in CMC. See Note 5, "Acquisitions," to the Consolidated Financial Statements for further discussion regarding CMC.
Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Income from CMC operations is consolidated, and for the year ended December 31, 2016, is comprised of segment income of $0.6 million, amortization of intangible assets of $0.0 million and income tax expense of $0.1 million.
Consolidated income tax benefit as a result of CMC acquisition is related to the partial release of the Company's valuation allowance carried against its deferred income tax assets as a result of the acquisition of CMC.
Given that the Company has now completed its fair value analysis of its acquisition of CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage and depreciation and amortization of certain of the assets acquired. Over the next four years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $1.3 to $1.6 million per year related to its ownership of CMC. The Company does not expect any positive cash flow to be available from its ownership of CMC given that all cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. Any material cash flow to the Company is likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets. As of December 31, 2016 and December 31, 2015, the carrying value of the Company's limited liability investment, at fair value was $10.7 million and zero, respectively. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.
Originally, the Company owned 61.0% of the outstanding units of 1347 Investors. Because the Company owned more than 50% of the outstanding units, 1347 Investors had been included in the consolidated financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital Corp. which was reflected in investments in investees in the consolidated balance sheets. 1347 Capital Corp. was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On July 21, 2016, Limbach Holdings LLC announced the closing of its previously announced merger with 1347 Capital Corp. and was renamed Limbach Holdings, Inc. ("Limbach"). As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced from 61.0% to 26.7%, leading the Company to record a $5.6 million gain during the third quarter of 2016 related to the deconsolidation of 1347 Investors. This gain resulted from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, and recording the fair value at the time of the transaction of the Company's 26.7% retained investment in 1347 Investors. At the time of the transaction, the noncontrolling interest representing 39.0% of 1347 Investors had been carried by the Company at $1.5 million.
As a result of recording a gain of $5.6 million in the consolidated statements of operations and a reduction to shareholders’ equity of $1.5 million from the removal of the noncontrolling interest in 1347 Investors, the Company reported a net increase in its shareholders' equity of $4.1 million during the third quarter of 2016 related to the closing of the Limbach merger and the related deconsolidation of 1347 Investors. Following the transaction, the principal asset of 1347 Investors is its holdings of Limbach common shares.
During the fourth quarter of 2016, the Company made an irrevocable election to account for its remaining 26.7% investment in 1347 Investors at fair value, with any changes in fair value to be reported in net investment income in the consolidated statements of operations. The fair value of this investment is calculated based on an internally developed model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. As a result of this election, the Company recorded net investment income of $4.7 million during the fourth quarter of 2016. Since the close of the Limbach merger with 1347 Capital Corp. on July 21, 2016, the Company has recorded $10.3 million in its consolidated statements of operations, and its shareholders’ equity has increased by $8.8 million.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in thousands of dollars)

Line of Business	2016	2015
Non-standard automobile	52,115	53,066
Commercial automobile	918	1,358
Other	762	1,047
Total	53,795	55,471
TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in thousands of dollars)

Line of Business	2016	2015
Non-standard automobile	51,497	51,937
Commercial automobile	855	1,280
Other	762	1,047
Total	53,114	54,264
Non-Standard Automobile
At December 31, 2016 and 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $52.1 million and $53.1 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo, partially offset by an increase in unpaid loss and loss adjustment expenses at MCC.
Commercial Automobile
At December 31, 2016 and 2015, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.9 million and $1.4 million, respectively. This decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2016 (in thousands of dollars)

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2011 & prior	(193)	201	17	25
2012	338	325	—	663
2013	205	(224)	—	(19)
2014	1,524	—	—	1,524
2015	5,902	—	—	5,902
Total	7,776	302	17	8,095

For the year ended December 31, 2015 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2010 & prior	(457)	(406)	120	(743)
2011	(451)	(7)	—	(458)
2012	1,018	(432)	—	586
2013	(935)	(134)	—	(1,069)
2014	2,300	—	—	2,300
Total	1,475	(979)	120	616
For the year ended December 31, 2014 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2009 & prior	(2,560)	(109)	(845)	(3,514)
2010	(724)	(381)	(8)	(1,113)
2011	(1,981)	(56)	—	(2,037)
2012	557	(161)	—	396
2013	1,401	(180)	(76)	1,145
Total	(3,307)	(887)	(929)	(5,123)
The net movements in prior years' provisions for property and casualty unpaid loss and loss adjustment expenses, net of reinsurance, was an increase of $8.1 million and $0.6 million, respectively, for the years ended December 31, 2016 and 2015 and a decrease of $5.1 million for the year ended December 31, 2014. Table 8 identifies the relative contribution of the increases (decreases) in the provisions for property and casualty unpaid loss and loss adjustment expenses attributable to the respective lines of business and accident years.
The unfavorable development in 2016 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota and MCC, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. Refer to the "Results of Continuing Operations, Insurance Underwriting" section above for further discussion. The unfavorable development in 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. The favorable development in 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
DEBT
Note Payable
As part of the acquisition of CMC, the Company assumed a note payable with a principal amount of $180.0 million on the date of acquisition that matures on May 15, 2034 and has a fixed interest rate of 4.07%. The note payable was recorded at the date of acquisition at its estimated fair market value, which includes a premium of 11.7 million. This premium is being amortized through

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

the maturity date of the note payable using the effective interest rate method. The carrying value of the note payable at December 31, 2016 of $190.1 million represents its amortized cost.

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
The Company's subordinated debt is measured and reported at fair value. At December 31, 2016, the carrying value of the subordinated debt is $43.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 26, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
During the year ended December 31, 2016, the Company experienced a decrease in the credit spread assumption developed by the third-party and an increase in the market observable swap rates. A decrease in the credit spread assumption has the effect of increasing the fair value of the Company’s subordinated debt while an increase in the credit spread assumption has the effect of decreasing the fair value. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing fair value while an increase in the risk-free swap rates has the effect of decreasing fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables throughout 2016, along with the passage of time, contributed to the $3.7 million increase in fair value of the Company’s subordinated debt between December 31, 2015 and December 31, 2016. This increase in fair value is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.
Though the changes in the model assumptions will continue to introduce volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, the fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts. As a result, it should be expected that, on average, the Company will continue to report quarterly and annual losses on change in fair value of debt and that from time to time these quarterly and annual losses may be material to the Company’s results of operations.

For a description of each of the Company's six subsidiary trusts, see Note 15, "Debt," to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities and income and other returns received on investments or from the sale of investments. Cash provided from these sources is used primarily for making investments and for loss and loss adjustment expense payments, debt servicing and other operating expenses. The timing and amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows
During 2016, the net cash used in operating activities as reported on the consolidated statements of cash flows was $15.6 million. The reconciliation between the Company's reported net income of $0.5 million and the net cash used in operating activities of $15.6 million can be explained primarily by the gain on change in fair value of investments of $5.1 million, deferred income tax

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

expense of $9.8 million, the increase in premiums and service fee receivable of $4.9 million and the gain on deconsolidation of subsidiary of $5.6 million, partially offset by the loss on change in fair value of debt of $3.7 million and the increase in unearned premiums of $4.9 million.
During 2016, the net cash used in investing activities as reported on the consolidated statements of cash flows was $8.8 million. This use of cash was driven primarily by purchases of fixed maturities, equity investments, limited liability investments, other investments and short-term investments in excess of proceeds from sales and maturities of fixed maturities and equity investments.
During 2016, the net cash provided by financing activities as reported on the consolidated statements of cash flows was $9.1 million. This source of cash is attributed to the private placement of 1,615,384 shares of common stock at a purchase price of $6.50 per share with net proceeds to the Company of $10.5 million, offset by the Company's repurchase of its common stock for cancellation in the amount of $0.1 million during the second quarter of 2016 and principal repayments of $1.2 million on the Company's note payable.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during 2016 was $15.2 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Insurance Services subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income.
The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, which right the Company previously exercised during the period from the first quarter of 2011 through the fourth quarter of 2015.
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $14.9 million and $13.2 million at December 31, 2016 and December 31, 2015, respectively. These amounts are reflected in the cash and cash equivalents of $36.5 million and $51.7 million reported at December 31, 2016 and December 31, 2015, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Insurance Services and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $14.9 million at December 31, 2016 represents approximately 18 months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company.
While the Company believes it has sources of liquidity available to allow it to continue to meet its holding company obligations, there can be no assurance that such sources of liquidity will be available when needed.
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2016, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2016, Amigo's RBC was 1,541%.
Kingsway previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2016, MCC's RBC was 833%.
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2016, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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
TABLE 9 Cash payments related to contractual obligations projected by period
As of December 31, 2016 (in thousands of dollars)

	2017	2018	2019	2020	2021	Thereafter	Total
Note payable	2,645	2,981	3,337	3,712	4,108	161,998	178,781
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	11,905	11,791	11,663	11,520	11,362	114,511	172,752
Unpaid loss and loss adjustment expenses	38,046	10,900	4,646	1,797	759	562	56,710
Future minimum lease payments	1,605	906	713	72	3	—	3,299
Total	54,201	26,578	20,359	17,101	16,232	367,571	502,042

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
The Company has an off-balance sheet arrangement related to a guarantee, which is further described in Note 28, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. We have exposure to market risk through our investment activities and our financing activities.
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
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities. Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay loss and loss adjustment expenses.

Table 10 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2016 and 2015.
TABLE 10 Fair value of fixed maturities by contractual maturity date
As of December 31 (in thousands of dollars, except for percentages)

	2016	% of Total	2015	% of Total
Due in less than one year	6,561	10.6%	10,078	18.1%
Due in one through five years	40,750	66.0%	35,999	64.8%
Due after five through ten years	4,552	7.4%	1,425	2.6%
Due after ten years	9,901	16.0%	8,057	14.5%
Total	61,764	100.0%	55,559	100.0%
At December 31, 2016, 76.6% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event that additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 11 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).
TABLE 11 Sensitivity analysis on fixed maturities
As of December 31 (in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of December 31, 2016
Estimated fair value	$63,303	$61,764	$60,225
Estimated increase (decrease) in fair value	$1,539	$—	$(1,539)

As of December 31, 2015
Estimated fair value	$56,758	$55,559	$54,359
Estimated increase (decrease) in fair value	$1,199	$—	$(1,200)

KINGSWAY FINANCIAL SERVICES INC.

We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of December 31, 2016, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
Equity Risk
Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices results from our holdings of common stock. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques and by continuously evaluating market conditions.

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
Table 12 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2016 and 2015, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.2% of those investments rated 'A' or better at December 31, 2016. During the first quarter of 2015, the Company received $3.0 million of 8% preferred stock of PIH, redeemable on February 24, 2020, related to the termination of the Company's management services agreement with PIH, as further discussed in Note 27, "Related Party Transactions," to the Consolidated Financial Statements. The preferred stock, which is included in fixed maturities, is not rated.
TABLE 12 Credit ratings of fixed maturities
As of December 31

Rating (S&P/Moody's)	2016	2015
AAA/Aaa	69.5%	61.9%
AA/Aa	6.4	10.5
A/A	14.3	18.4
Percentage rated A/A2 or better	90.2%	90.8%
BBB/Baa	3.8	3.7
BB/Ba	1.0	—
Not rated	5.0	5.5
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsway Financial Services Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kingsway Financial Services Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2017 expressed an adverse opinion thereon.

/s/ BDO USA LLP
Grand Rapids, Michigan
March 13, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
		(as restated)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $62,136 and $55,606, respectively)	$61,764	$55,559
Equity investments, at fair value (cost of $19,099 and $26,428, respectively)	23,230	27,559
Limited liability investments	22,974	20,141
Limited liability investment, at fair value	10,700	—
Other investments, at cost which approximates fair value	7,975	4,077
Short-term investments, at cost which approximates fair value	401	400
Total investments	127,044	107,736
Cash and cash equivalents	36,475	51,701
Investments in investees	3,116	1,772
Accrued investment income	790	594
Premiums receivable, net of allowance for doubtful accounts of $115 and $165, respectively	31,564	27,090
Service fee receivable, net of allowance for doubtful accounts of $274 and $276, respectively	1,320	911
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	4,692	3,789
Reinsurance recoverable	784	1,422
Deferred acquisition costs, net	13,609	12,143
Income taxes recoverable	—	61
Property and equipment, net of accumulated depreciation of $10,603 and $12,537, respectively	116,961	5,577
Goodwill	71,061	10,078
Intangible assets, net of accumulated amortization of $7,181 and $6,009, respectively	89,017	14,736
Other assets	4,588	3,412
Total Assets	$501,021	$241,022
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$53,795	$55,471
Vehicle service agreements	2,915	2,975
Total unpaid loss and loss adjustment expenses	56,710	58,446
Unearned premiums	40,176	35,234
Reinsurance payable	100	145
Note payable	190,074	—
Subordinated debt, at fair value	43,619	39,898
Deferred income tax liability	48,720	2,924
Deferred service fees	35,822	34,319
Income taxes payable	2,051	—
Accrued expenses and other liabilities	20,487	19,959
Total Liabilities	437,759	190,925

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at December 31, 2016 and December 31, 2015, respectively; redemption amount of $6,572	6,427	6,394

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,458,190 and 19,709,706 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	353,882	341,646
Accumulated deficit	(297,668)	(297,209)
Accumulated other comprehensive loss	(208)	(2,486)
Shareholders' equity attributable to common shareholders	56,006	41,951
Noncontrolling interests in consolidated subsidiaries	829	1,752
Total Shareholders' Equity	56,835	43,703
Total Liabilities and Shareholders' Equity	$501,021	$241,022
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues:
Net premiums earned	$127,608	$117,433	$117,593
Service fee and commission income	24,232	22,966	24,659
Rental income	5,419	—	—
Net investment income	8,200	2,918	1,616
Net realized gains	360	1,197	5,041
Other-than-temporary impairment loss	(157)	(10)	—
Other income	10,968	15,462	9,315
Total revenues	176,630	159,966	158,224
Operating expenses:
Loss and loss adjustment expenses	109,609	92,812	86,227
Commissions and premium taxes	24,562	22,773	23,238
Cost of services sold	4,193	4,044	3,880
General and administrative expenses	41,629	41,760	41,613
Leased real estate segment interest expense	2,899	—	—
Amortization of intangible assets	1,242	1,244	1,620
Contingent consideration benefit	(657)	(1,139)	(2,223)
Impairment of asset held for sale	—	—	1,180
Total operating expenses	183,477	161,494	155,535
Operating (loss) income	(6,847)	(1,528)	2,689
Other (revenues) expenses, net:
Interest expense not allocated to segments	4,496	5,278	5,645
Foreign exchange losses, net	15	1,215	419
Loss (gain) on change in fair value of debt	3,721	(1,458)	10,953
Loss on disposal of subsidiary	—	—	1,244
Loss on disposal of asset held for sale	—	—	125
(Gain) loss on deconsolidation of subsidiaries	(5,643)	4,420	—
Equity in net loss of investees	1,017	339	190
Total other expenses, net	3,606	9,794	18,576
Loss from continuing operations before income tax (benefit) expense	(10,453)	(11,322)	(15,887)
Income tax (benefit) expense	(9,720)	93	(1,221)
Loss from continuing operations	(733)	(11,415)	(14,666)
Income from discontinued operations, net of taxes	—	1,417	3,442
Gain on disposal of discontinued operations, net of taxes	1,255	11,267	—
Net income (loss)	522	1,269	(11,224)
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(281)	162	1,596
Less: dividends on preferred stock	398	329	300
Net income (loss) attributable to common shareholders	$405	$778	$(13,120)
Loss per share - continuing operations:
Basic:	$(0.04)	$(0.60)	$(0.95)
Diluted:	$(0.04)	$(0.60)	$(0.95)
Earnings per share - discontinued operations:
Basic:	$0.06	$0.64	$0.20
Diluted:	$0.06	$0.64	$0.20
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.02	$0.04	$(0.75)
Diluted:	$0.02	$0.04	$(0.75)
Weighted average shares outstanding (in ‘000s):
Basic:	20,003	19,710	17,398
Diluted:	20,003	19,710	17,398

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years ended December 31,
	2016	2015	2014

Net income (loss)	$522	$1,269	$(11,224)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	2,764	(3,505)	(2,597)
Reclassification adjustment for amounts included in net income (loss)	(494)	1,564	1,552
Foreign currency translation adjustments	—	858	(31)
Recognition of currency translation loss on deconsolidation of subsidiary	—	1,243	—
Other comprehensive income (loss)	2,270	160	(1,076)
Comprehensive income (loss)	$2,792	$1,429	$(12,300)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(289)	(308)	1,451
Comprehensive income (loss) attributable to common shareholders	$3,081	$1,737	$(13,751)
(1) Net of income tax (benefit) expense of $0, $0 and $0 in 2016, 2015 and 2014, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2014, as reported	16,429,761	$—	$324,803	$(298,930)	$9,601	$35,474	$1,446	$36,920
Correction of prior period errors	—	—	—	11,042	(11,042)	—	—	—
Balance, January 1, 2014, as restated	16,429,761	—	324,803	(287,888)	(1,441)	35,474	1,446	36,920
Net (loss) income	—	—	—	(12,820)	—	(12,820)	1,596	(11,224)
Other comprehensive loss	—	—	—	—	(931)	(931)	(145)	(1,076)
Exercise of warrants	3,279,945	—	14,803	—	—	14,803	—	14,803
Preferred stock dividends				(300)	—	(300)	—	(300)
Consolidation of 1347 Investors LLC	—	—	—	—	—	—	1,505	1,505
Forfeited options	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,239	—	—	1,239	—	1,239
Balance, December 31, 2014, as restated	19,709,706	$—	$340,844	$(301,008)	$(2,372)	$37,464	$4,402	$41,866
Correction of prior period error	—	—	—	744	(744)	—	—	—
Deconsolidation of noncontrolling interest	—	—	—	2,342	—	2,342	(2,342)	—
Net income	—	—	—	1,107	—	1,107	162	1,269
Other comprehensive income (loss)	—	—	—	—	630	630	(470)	160
Preferred stock dividends, net of tax				(394)	—	(394)	—	(394)
Stock-based compensation	—	—	802	—	—	802	—	802
Balance, December 31, 2015, as restated	19,709,706	$—	$341,646	$(297,209)	$(2,486)	$41,951	$1,752	$43,703
Deconsolidation of 1347 Investors LLC	—	—	—	(572)	—	(572)	(933)	(1,505)
Net income (loss)	—	—	—	803	—	803	(281)	522
Other comprehensive income (loss)	—	—	—	—	2,278	2,278	(8)	2,270
Common stock issued, net	1,775,384	—	11,221	—	—	11,221	—	11,221

KINGSWAY FINANCIAL SERVICES INC.

Repurchases of common stock for cancellation	(26,900)	—	—	(125)	—	(125)	—	(125)
Consolidation of CMC Industries, Inc.	—	—	—	—	—	—	299	299
Preferred stock dividends, net of tax	—	—	—	(565)	—	(565)	—	(565)
Stock-based compensation	—	—	1,015	—	—	1,015	—	1,015
Balance, December 31, 2016	21,458,190	$—	$353,882	$(297,668)	$(208)	$56,006	$829	$56,835

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$522	$1,269	$(11,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,255)	(11,267)	—
Equity in net loss of investees	1,017	339	190
Equity in net income of limited liability investments	(1,157)	(1,596)	(184)
(Gain) loss on change in fair value of investments	(5,100)	216	—
Depreciation and amortization expense	2,780	1,845	1,635
Contingent consideration benefit	(657)	(1,139)	(2,223)
Stock-based compensation expense, net of forfeitures	1,015	802	1,239
Net realized gains	(360)	(1,197)	(5,041)
Loss (gain) on change in fair value of debt	3,721	(1,458)	10,953
Deferred income taxes	(9,807)	87	263
Other-than-temporary impairment loss	157	10	—
Amortization of fixed maturities premiums and discounts	218	323	618
Amortization of note payable premium	(447)	—	—
Loss on disposal of subsidiary	—	—	1,244
Loss on disposal of asset held for sale	—	—	125
(Gain) loss on deconsolidation of subsidiaries	(5,643)	4,420	—
Impairment of asset held for sale	—	—	1,180
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(4,883)	1,848	3,001
Other receivables, net, adjusted for CMC assets acquired	1,068	1,356	(1,372)
Reinsurance recoverable	638	2,230	6,683
Deferred acquisition costs, net	(1,466)	54	195
Income taxes recoverable	61	13	(74)
Unpaid loss and loss adjustment expenses	(1,736)	(8,424)	(20,792)
Unearned premiums	4,942	(1,198)	(12,145)
Reinsurance payable	(45)	(380)	(508)
Deferred service fees	1,503	(777)	493
Other, net, adjusted for CMC assets acquired and liabilities assumed	(675)	(20,181)	9,405
Net cash used in operating activities	(15,589)	(32,805)	(16,339)
Investing activities:
Proceeds from sales and maturities of fixed maturities	26,063	27,480	27,655
Proceeds from sales of equity investments	7,807	819	8,047
Purchases of fixed maturities	(32,297)	(26,351)	(36,902)
Purchases of equity investments	(3,178)	(9,564)	(14,462)
Net acquisitions of limited liability investments	(3,118)	(10,312)	(2,703)
Net purchases of other investments	(3,898)	(600)	(600)
Net (purchases of) proceeds from short-term investments	(264)	4	(102)
Net proceeds from sale of discontinued operations	1,255	44,919	—
Acquisition of business, net of cash acquired	(494)	—	—
Acquisition of investee	—	—	(2,305)
Net (purchases) disposals of property and equipment and intangible assets, adjusted for CMC assets acquired	(645)	(203)	4,663
Net cash (used in) provided by investing activities	(8,769)	26,192	(16,709)
Financing activities:
Proceeds from issuance of preferred stock, net	—	—	6,330
Proceeds from issuance of common stock, net	10,477	—	—
Repurchase of common stock for cancellation	(125)	—	—
Proceeds from exercise of warrants	—	—	14,803
Principal payments on note payable assumed in CMC acquisition	(1,220)	—	—
Redemption of LROC preferred units	—	(12,920)	—
Redemption of senior unsecured debentures	—	—	(14,356)
Net cash provided by (used in) financing activities	9,132	(12,920)	6,777
Net decrease in cash and cash equivalents	(15,226)	(19,533)	(26,271)
Cash and cash equivalents at beginning of period	51,701	71,234	97,505
Cash and cash equivalents at end of period	$36,475	$51,701	$71,234

KINGSWAY FINANCIAL SERVICES INC.

Supplemental disclosures of cash flows information:
Cash paid (received) during the year for:
Interest	$7,298	$24,249	$5,288
Income taxes	$10	$—	$(736)
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Argo	$744	$—	$—
Fixed maturities received in connection with termination of PIH management services agreement	$—	$3,000	$—
Equity investments received in connection with termination of PIH management services agreement	$—	$960	$—
Accrued dividends on Class A preferred stock issued	$398	$329	$300

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
The accompanying information in the 2016 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
The consolidated financial statements are prepared as of December 31, 2016 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly: 1347 Advisors LLC ("1347 Advisors"); 1347 Capital LLC; Appco Finance Corporation; American Country Underwriting Agency Inc.; Argo Management Group, LLC ("Argo"); ARM Holdings, Inc.; CMC Industries, Inc. ("CMC"); Congress General Agency, Inc.; Insurance Management Services Inc.; Itasca Capital Corp.; Itasca Investors LLC; IWS Acquisition Corporation ("IWS"); KAI Advantage Auto, Inc.; KFS Capital LLC ("KFS Capital"); Kingsway America II Inc.; Kingsway America Inc.; Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Reinsurance Corporation; Kingsway ROC GP; Kingsway ROC LLC; Lens MSP LLC; Mattoni Insurance Brokerage, Inc.; Mendakota Casualty Company ("MCC"); Mendakota Insurance Company ("Mendakota"); Mendota Insurance Agency, Inc.; Mendota Insurance Company ("Mendota"); MIC Insurance Agency Inc.; and Trinity Warranty Solutions LLC ("Trinity").
Noncontrolling interests
The Company has noncontrolling interests attributable to its subsidiaries, CMC and IWS. The Company previously had noncontrolling interests attributable to 1347 Investors LLC ("1347 Investors") and Kingsway Linked Return of Capital Trust ("KLROC Trust") prior to the deconsolidation of these subsidiaries in July 2016 and June 2015, respectively. Refer to Note 6, "Disposition, Deconsolidations and Discontinued Operations," for information regarding the deconsolidations of 1347 Investors and KLROC Trust. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(b)	Use of estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and contingent consideration.
(c)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive loss. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary. Transactions settled in foreign currencies are translated to functional currencies at the exchange rate prevailing at the transaction dates. The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive income (loss) until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligations carried at fair value are included in the consolidated statements of operations.
Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency are reflected in foreign exchange losses, net in the consolidated statements of operations.

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
Investments in fixed maturities and equity investments in common stocks are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the consolidated statements of operations.
Limited liability investments include investments in limited liability companies and limited partnerships in which the Company's interests are not deemed minor and, therefore, are accounted for under the equity method of accounting.
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. The Company has made an irrevocable election to account for this investment at fair value with changes in fair value reported in the consolidated statements of operations.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance.
Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized gains.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Dividends and interest income are included in net investment income. Investment income is recorded as it accrues. Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income. Income from limited liability investment, at fair value is included in net investment income.
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
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 27, "Related Party Transactions," for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.
The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations, or, in the case of derivative financial instruments that are publicly traded, in other accumulated other comprehensive loss. Realized gains or losses are recognized upon settlement of the contracts.

(g)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with original maturities of three months or less that are readily convertible into cash.

(h)	Investments in investees:
At December 31, 2016, investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). At December 31, 2015, investment in investee includes the investment in the common stock and private units of 1347 Capital Corp. These investments are accounted for under the equity method of accounting and reported as investments in investees in the consolidated balance sheets. Investment in investee is comprised of an investment in an entity where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. This investment is reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be thirty to forty years for buildings; five to fifty years for site improvements; four to ten years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The Company's note payable is reported at amortized cost. The note payable includes a premium which is being amortized through the maturity date of the note payable using the effective interest rate method.
The Company's subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. Changes in fair value are reported in the consolidated statements of operations as loss (gain) on change in fair value of debt.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(r)	Leases
Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income recognized in excess of amounts contractually due and collected pursuant to the underlying lease is recorded in other receivables in the consolidated balance sheets. Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization. Below market lease liabilities recorded in connection with the acquisition method of accounting are amortized on a straight-line basis over the remaining term of the lease, as determined at the acquisition date, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Amortization of below market lease liabilities is included in rental income in the consolidated statements of operations.

(s)	Revenue recognition:
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

(t)	Cost of services sold:
Cost of services sold is comprised of direct costs incurred to generate maintenance support fee revenue. Cost of services sold includes payments to third-party contractors who service equipment breakdowns and perform maintenance support.

(u)	Stock-based compensation:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.

(v)	Fair value of financial instruments:
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investment, at fair value, performance shares, subordinated debt and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investments in investees is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
NOTE 3 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its consolidated financial statements as of and for the years ended December 31, 2015 and December 31, 2014. In addition, the Company has restated the balances for the years ended December 31, 2015 and December 31, 2014 included in the first table to Note 24, “Accumulated Other Comprehensive Loss.” The restatements reflect immaterial corrections of errors identified by management during the fourth quarter of 2016 in the Company’s intercompany eliminations related to accumulated other comprehensive income and accumulated deficit. No change to shareholders’ equity attributable to common shareholders, total shareholders’ equity, the consolidated statements of operations or the consolidated statements of cash flows for the periods presented in the 2016 Annual Report results from the restatements. The nature and impact of these restatements are described below and detailed in the table below.
Intercompany Eliminations
During the fourth quarter of 2016, the Company identified items in its accumulated other comprehensive income balance primarily related to subsidiaries that were disposed of in 2009 and 2010, a subsidiary that was liquidated in 2013 and a subsidiary that was deconsolidated in 2015. These errors resulted in overstatements of accumulated other comprehensive income and understatements of accumulated deficit.
The errors from the 2009 and 2010 disposals of subsidiaries resulted from entries that were recorded against accumulated deficit instead of accumulated other comprehensive income at the time the accounting for the disposals occurred. The recording of these errors resulted in no change to loss from continuing operations, net loss or total shareholders’ equity for the years ended December 31, 2010 and December 31, 2009.
The error from the 2013 liquidation of subsidiary resulted from tax on foreign exchange related to the liquidated entity. The tax on foreign exchange was not reversed from accumulated other comprehensive income at the time the accounting for the liquidation occurred. The recording of this error related to the liquidation of subsidiary resulted in no change to loss from continuing operations, a decrease to net loss of approximately $1.9 million and no change to shareholders’ equity attributable to common shareholders or total shareholders’ equity for the year ended December 31, 2013.
The restatements described above relate to periods prior to 2014. The cumulative effect of those restatements prior to 2014 resulted in a reduction to accumulated other comprehensive income and an increase to accumulated deficit of approximately $11.0 million, which has been reflected as a correction of prior period errors as of January 1, 2014 in the consolidated statements of shareholders’ equity.
The error from the 2015 deconsolidation of subsidiary resulted from an entry that was recorded against accumulated other comprehensive income instead of accumulated deficit at the time the accounting for the deconsolidation occurred. The recording of this error resulted in no change to loss from continuing operations, net income, shareholders’ equity attributable to common shareholders or total shareholders’ equity for the year ended December 31, 2015.
The restatement related to the year ended December 31, 2015 resulted in a reduction to accumulated other comprehensive income and an increase to accumulated deficit of approximately $0.8 million, which has been reflected as a correction of prior period error for the year ended December 31, 2015 in the consolidated statements of shareholders’ equity.
The cumulative effect of the restatements identified over the restated periods resulted in a reduction to accumulated other comprehensive income and an increase to accumulated deficit of approximately $11.8 million and no change to shareholders’ equity attributable to common shareholders or total shareholders’ equity as reported in the consolidated balance sheets at December 31, 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The restated consolidated balance sheet as of December 31, 2015 is presented below:

(in thousands)			December 31, 2015
	As Previously Reported on Form 10-K	Intercompany Elimination Restatements	As Restated
Assets:
Investments:
Fixed maturities, at fair value	$55,559	$—	$55,559
Equity investments, at fair value	27,559	—	27,559
Limited liability investments	20,141	—	20,141
Other investments, at cost which approximates fair value	4,077	—	4,077
Short-term investments, at cost which approximates fair value	400	—	400
Total investments	107,736	—	107,736
Cash and cash equivalents	51,701	—	51,701
Investment in investee	1,772	—	1,772
Accrued investment income	594	—	594
Premiums receivable, net	27,090	—	27,090
Service fee receivable, net	911	—	911
Other receivables, net	3,789	—	3,789
Reinsurance recoverable	1,422	—	1,422
Deferred acquisition costs, net	12,143	—	12,143
Income taxes recoverable	61	—	61
Property and equipment, net	5,577	—	5,577
Goodwill	10,078	—	10,078
Intangible assets, net	14,736	—	14,736
Other assets	3,412	—	3,412
Total Assets	$241,022	$—	$241,022
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$55,471	$—	$55,471
Vehicle service agreements	2,975	—	2,975
Total unpaid loss and loss adjustment expenses	58,446	—	58,446
Unearned premiums	35,234	—	35,234
Reinsurance payable	145	—	145
Subordinated debt, at fair value	39,898	—	39,898
Deferred income tax liability	2,924	—	2,924
Deferred service fees	34,319	—	34,319
Accrued expenses and other liabilities	19,959	—	19,959
Total Liabilities	190,925	—	190,925

Class A preferred stock, no par value	6,394	—	6,394

Shareholders' Equity:
Common stock, no par value	—	—	—
Additional paid-in capital	341,646	—	341,646
Accumulated deficit	(308,995)	11,786	(297,209)
Accumulated other comprehensive income (loss)	9,300	(11,786)	(2,486)
Shareholders' equity attributable to common shareholders	41,951	—	41,951
Noncontrolling interests in consolidated subsidiaries	1,752	—	1,752
Total Shareholders' Equity	43,703	—	43,703
Total Liabilities and Shareholders' Equity	$241,022	$—	$241,022

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts ("ASU 2015-09"). ASU 2015-09 was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. Except for the increased disclosure requirements, the adoption of ASU 2015-09 did not impact the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

accumulated other comprehensive income. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net income (loss). Subsequent to adoption, ASU 2016-01 could have a significant impact on the Company's results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss).
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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not believe the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

NOTE 5 ACQUISITIONS
(a)     Acquisitions
CMC Industries, Inc.:

On July 14, 2016, the Company completed the acquisition of 81.0% of CMC for cash consideration of $1.5 million.  The consolidated statements of operations include the earnings of CMC from the date of acquisition. As further discussed in Note 25, "Segmented Information," CMC is included in the Leased Real Estate segment. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage in the principal amount of $180.0 million (the "Mortgage") at the date of acquisition. The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries (including the Property Owner), and the Mortgage is not, nor will it be, guaranteed by

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Kingsway or its affiliates. All cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage.  The Mortgage is recorded as note payable on the consolidated balance sheets.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $61.0 million was recognized in addition to $74.8 million of separately identifiable intangible assets resulting from the valuations of in-place lease and a tenant relationship. The goodwill is not deductible for tax purposes. Refer to Note 12, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The Company also recognized a below market lease liability of $0.9 million, which is included in accrued expenses and other liabilities. The below market lease liability resulted from the terms of the acquired operating lease contract being unfavorable relative to market terms of comparable leases on the date of acquisition. The below market lease liability is amortized on a straight-line basis over the remaining term of the lease, as determined at the acquisition date. Amortization of below market lease liabilities is included in rental income in the consolidated statements of operations.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
July 14, 2016
Cash and cash equivalents	$1,006
Other receivables	1,971
Property and equipment	113,008
Intangible asset - subject to amortization	1,125
Intangible asset - not subject to amortization	73,667
Other assets	1,385
Goodwill	60,983
Total assets	$253,145

Note payable	$191,741
Deferred income tax liability	55,603
Income taxes payable	2,018
Accrued expenses and other liabilities	1,984
Noncontrolling interest in CMC	299
Total liabilities and noncontrolling interest	$251,645

Purchase price	$1,500
The consolidated statements of operations include the earnings of CMC from the date of acquisition. From the date of acquisition through December 31, 2016, CMC earned revenue of $5.4 million and net income of $0.5 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the years ended December 31, 2016 and December 31, 2015 as if CMC had been acquired on January 1, 2015. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2015 or project our results of operations as of any future date or for any future period, as applicable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands, except per share data)	Years ended December 31,
	2016	2015
Revenues	$183,294	$172,320
Income (loss) from continuing operations attributable to common shareholders	$538	$(10,884)
Basic earnings (loss) per share - continuing operations	$0.03	$(0.55)
Diluted earnings (loss) per share - continuing operations	$0.03	$(0.55)

Argo Management Group LLC:

Effective April 21, 2016, the Company issued 160,000 shares of its common stock to acquire Argo. The Argo purchase price of $0.7 million was determined using the closing price of Kingsway common stock on the date the 160,000 shares were issued. The consolidated statements of operations include the earnings of Argo from the date of acquisition. No supplemental pro forma revenue and earnings information related to the acquisition has been presented for the years ended December 31, 2016 and December 31, 2015, as the impact is immaterial. Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund organized for purposes of making control-oriented equity investments in established lower middle market companies based in North America, with a focus on search fund investments.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the second quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Separately identifiable intangible assets of $0.7 million were recognized resulting from the valuations of contract-based management fee and promote fee revenues. Refer to Note 12, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
April 21, 2016
Cash and cash equivalents	$5
Other receivables	17
Intangible assets - subject to amortization	731
Other assets	5
Total assets	$758

Accrued expenses and other liabilities	$14
Total liabilities	$14

Purchase price	$744

NOTE 6 DISPOSITION, DECONSOLIDATIONS AND DISCONTINUED OPERATIONS
(a)     Disposition
Effective March 31, 2014, the Company's wholly owned subsidiary, 1347 Property Insurance Holdings, Inc. ("PIH"), formerly known as Maison Insurance Holdings, Inc., completed an initial public offering of its common stock. Total consideration to the Company as a result of this transaction was $7.7 million, consisting of a 28.7% interest in the common shares of PIH. As a result of the disposal, the Company recognized a loss of $1.2 million during the first quarter of 2014. The earnings of PIH are included in the consolidated statements of operations through the March 31, 2014 transaction date. The Company's approximate voting percentage in PIH is 16.4% at December 31, 2016. The Company's investment in PIH common stock is included in equity investments and reported at its fair value of $7.6 million in the consolidated balance sheets at December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)     Deconsolidations
1347 Investors LLC:
At June 30, 2016, the Company owned 61.0% of the outstanding units of 1347 Investors. Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the consolidated financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital Corp. which was reflected in investments in investees in the consolidated balance sheets. 1347 Capital Corp., which completed an initial public offering on July 21, 2014 and which had 24 months from the date of the initial public offering to complete a successful business combination, was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. would merge with Limbach. On July 21, 2016, Limbach announced the closing of the previously announced merger, and 1347 Capital Corp. was renamed Limbach Holdings, Inc. As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced to 26.7% at the transaction date, leading the Company to record a non-cash gain of $5.6 million during 2016 related to the deconsolidation of 1347 Investors. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Subsequent to the transaction date, the Company is accounting for its remaining noncontrolling investment in 1347 Investors at fair value.
Kingsway Linked Return of Capital Trust:
On July 14, 2005, KLROC Trust completed its public offering of C$78.0 million through the issuance of 3,120,000 LROC 5% preferred units due June 30, 2015 (“LROC preferred units”), of which the Company was a promoter. KLROC Trust’s net proceeds of the public offering was C$74.1 million.
During 2009 and 2010, KFS Capital began purchasing LROC preferred units. As a result of these acquisitions, the Company beneficially owned and controlled 2,333,715 units, representing 74.8% of the issued and outstanding LROC preferred units and began consolidating the financial statements of KLROC Trust effective July 23, 2010.
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
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During 2016, the Company received cash consideration of $1.5 million, before expenses, consisting of the first annual installment earnout payment of $1.4 million and $0.1 million related to state tax overpayments. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million for the year ended December 31, 2016. The Company recorded a net gain on disposal of ARS, not including future earnout payments, of $11.3 million for the year ended December 31, 2015. As a result of the sale, ARS, previously disclosed as part of the Insurance Services segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the years ended December 31, 2016, 2015 and 2014 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2016	2015	2014
Revenues:
Service fee and commission income	$—	$8,342	$30,189
Other (expense) income	—	(20)	27
Total revenues	—	8,322	30,216
Expenses:
General and administrative expenses	—	6,462	25,611
Income from discontinued operations before income tax expense	—	1,860	4,605
Income tax expense	—	443	1,163
Income from discontinued operations, net of taxes	—	1,417	3,442
Gain on disposal of discontinued operations before income tax benefit	1,255	11,177	—
Income tax benefit	—	(90)	—
Gain on disposal of discontinued operations, net of taxes	1,255	11,267	—
Total gain/income from discontinued operations, net of taxes	$1,255	$12,684	$3,442
For the years ended December 31, 2016 and 2015, ARS' net cash used in operating activities was zero and $0.2 million, respectively. For the year ended December 31, 2014, ARS' net cash provided by operating activities was $1.7 million. ARS had no cash flows from investing activities for the years ended December 31, 2016, 2015 and 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 7 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at December 31, 2016 and December 31, 2015 are summarized in the tables shown below:

(in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$22	$186	$28,148
States, municipalities and political subdivisions	3,131	1	44	3,088
Mortgage-backed	8,610	12	116	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	4	5	3,467
Corporate	18,615	94	154	18,555
Total fixed maturities	62,136	133	505	61,764
Equity investments:
Common stock	17,701	4,156	431	21,426
Warrants - publicly traded	438	279	53	664
Warrants - not publicly traded	960	180	—	1,140
Total equity investments	19,099	4,615	484	23,230
Total fixed maturities and equity investments	$81,235	$4,748	$989	$84,994

(in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$20,443	$73	$63	$20,453
States, municipalities and political subdivisions	2,241	20	5	2,256
Mortgage-backed	7,997	25	59	7,963
Asset-backed securities and collateralized mortgage obligations	6,040	4	21	6,023
Corporate	18,885	60	81	18,864
Total fixed maturities	55,606	182	229	55,559
Equity investments:
Common stock	25,177	3,464	2,055	26,586
Warrants - publicly traded	291	28	90	229
Warrants - not publicly traded	960	24	240	744
Total equity investments	26,428	3,516	2,385	27,559
Total fixed maturities and equity investments	$82,034	$3,698	$2,614	$83,118

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Net unrealized gains and losses in the tables above are reported as other comprehensive income with the exception of net unrealized gains of $0.2 million, at December 31, 2016, and net unrealized losses of $0.2 million, at December 31, 2015, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at December 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,565	$6,561
Due after one year through five years	40,995	40,750
Due after five years through ten years	4,665	4,552
Due after ten years	9,911	9,901
Total	$62,136	$61,764

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$18,509	$186	$—	$—	$18,509	$186
States, municipalities and political subdivisions	2,594	44	—	—	2,594	44
Mortgage-backed	7,709	116	58	—	7,767	116
Asset-backed securities and collateralized mortgage obligations	1,830	5	44	—	1,874	5
Corporate	10,956	154	—	—	10,956	154
Total fixed maturities	41,598	505	102	—	41,700	505
Equity investments:
Common stock	900	293	868	138	1,768	431
Warrants	31	20	—	33	31	53
Total equity investments	931	313	868	171	1,799	484
Total	$42,529	$818	$970	$171	$43,499	$989

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,635	$63	$—	$—	$12,635	$63
States, municipalities and political subdivisions	745	5	—	—	745	5
Mortgage-backed	5,685	59	—	—	5,685	59
Asset-backed securities and collateralized mortgage obligations	5,035	21	—	—	5,035	21
Corporate	9,171	81	—	—	9,171	81
Total fixed maturities	33,271	229	—	—	33,271	229
Equity investments:
Common stock	15,711	2,055	—	—	15,711	2,055
Warrants	897	330	—	—	897	330
Total equity investments	16,608	2,385	—	—	16,608	2,385
Total	$49,879	$2,614	$—	$—	$49,879	$2,614
Fixed maturities and equity investments contain approximately 173 and 127 individual investments that were in unrealized loss positions as of December 31, 2016 and 2015, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

impairment related to fixed maturities for the year ended December 31, 2015. The Company did not recognize any impairment related to its investments that was considered other-than-temporary for the year ended December 31, 2014.
There were $0.1 million and $0.0 million of other-than-temporary losses recognized in other comprehensive income for the years ended December 31, 2016 and 2015. There were no other-than-temporary losses recognized in other comprehensive loss for the year ended December 31, 2014.
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
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of December 31, 2016 and December 31, 2015, the carrying value of limited liability investments totaled $23.0 million and $20.1 million, respectively. At December 31, 2016, the Company has unfunded commitments totaling $1.6 million to fund limited liability investments.
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. In connection with the deconsolidation of 1347 Investors during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company has made an irrevocable election to account for this investment at fair value. As of December 31, 2016 and December 31, 2015, the carrying value of the Company's limited liability investment, at fair value was $10.7 million and zero, respectively. At December 31, 2016, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of December 31, 2016 and December 31, 2015, the carrying value of other investments totaled $8.0 million and $4.1 million, respectively.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in thousands)	Years ended December 31,
	2016	2015	2014
Gross realized gains	$764	$1,198	$5,474
Gross realized losses	(404)	(1)	(433)
Total	$360	$1,197	$5,041

Net investment income for the years ended December 31, 2016, 2015 and 2014, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2016	2015	2014
Investment income
Interest from fixed maturities	$794	$907	$1,084
Dividends	682	702	203
Income from limited liability investments	1,157	1,596	184
Gain on change in fair value of limited liability investment, at fair value	4,720	—	—
Gain (loss) on change in fair value of warrants - not publicly traded	380	(216)	—
Other	609	186	372
Gross investment income	8,342	3,175	1,843
Investment expenses	(142)	(257)	(227)
Net investment income	$8,200	$2,918	$1,616

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 8 INVESTMENTS IN INVESTEES
At December 31, 2016, investment in investee includes the Company's investment in the common stock of ICL. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined that its investment in the common stock of ICL qualifies for the equity method of accounting and, thus, is included in investments in investees in the consolidated balance sheet at December 31, 2016. The Company's investment in ICL is recorded on a three-month lag basis.
At December 31, 2015, investment in investee includes 1347 Investors' investment in the common stock and private units of 1347 Capital Corp. As discussed in Note 6, "Disposition, Deconsolidations and Discontinued Operations," during the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7% and the Company deconsolidated 1347 Investors. As a result of removing the net assets of 1347 Investors from the Company’s consolidated balance sheets, the Company no longer has a direct investment in the common stock and private units of 1347 Capital Corp. at December 31, 2016.
Investments in investees are accounted for under the equity method. The carrying value, estimated fair value and approximate equity percentage for each of the Company's investments in investees at December 31, 2016 and December 31, 2015 were as follows:

(in thousands, except for percentages)
	December 31, 2016			December 31, 2015
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
1347 Capital Corp.	—%	$—	$—	21.0%	$12,369	$1,772
ICL	31.2%	$4,251	$3,116	—%	$—	$—
Total		$4,251	$3,116		$12,369	$1,772

The estimated fair value of the Company's investment in ICL at December 31, 2016 in the table above is calculated based on the published closing price of ICL at September 30, 2016 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at December 31, 2016 is $3.6 million.
Equity in net loss of investees was $1.0 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 9 REINSURANCE
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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events which may simultaneously affect many of our policyholders. During 2016 and 2015, the Company entered into an excess of loss reinsurance arrangement to reduce its exposure to losses related to certain catastrophic events which may occur in any of the states in which the Company writes non-standard automobile business.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(in thousands)	Years ended December 31,
	2016	2015	2014
Ceded premiums written	$141	$165	$(3,695)
Ceded premiums earned	141	166	1,104
Ceded loss and loss adjustment expenses	111	(571)	655
Ceded unpaid loss and loss adjustment expenses	681	1,207	3,203
Ceded unearned premiums	7	7	533
Ceding commissions	—	(138)	5

The maximum amount of return commission and return of unearned premium which would have been due if all of the Company's reinsurance had been canceled is as follows at December 31, 2016:

(in thousands)		December 31, 2016
	Unearned Premium Reserve	Commission Equity
Assumed	$5,747	$912
Ceded	7	—
Net	$5,740	$912

The amounts of assumed premiums written were $23.5 million, $19.0 million and $20.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amounts of assumed premiums earned were $22.8 million, $19.8 million and $19.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 10 DEFERRED ACQUISITION COSTS
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
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2016, 2015 and 2014, respectively, are comprised as follows:

(in thousands)	Years ended December 31,
	2016	2015	2014
Balance at January 1, net	$12,143	$12,197	$12,392
Additions	29,288	26,307	26,627
Amortization	(27,822)	(26,361)	(25,779)
Acquisition costs disposed of during the year related to PIH	—	—	(1,043)
Balance at December 31, net	$13,609	$12,143	$12,197
NOTE 11 GOODWILL
Goodwill was $71.1 million and $10.1 million at December 31, 2016 and 2015, respectively. As further discussed in Note 5, "Acquisitions," the Company recorded goodwill of $61.0 million related to the acquisition of CMC on July 14, 2016. The Company's goodwill at December 31, 2016 is attributable to the Insurance Services and Leased Real Estate reportable segments. The Company's goodwill at December 31, 2015 is attributable to the Insurance Services reportable segment.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2016, 2015 and 2014. Based on the assessment performed, no goodwill impairments were recognized in 2016, 2015 or 2014.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 12 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$2,029	$2,889
Vehicle service agreements in-force	3,680	3,554	126
Customer relationships	3,611	1,521	2,090
In-place lease	1,125	29	1,096
Contract-based revenues	731	48	683
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$96,198	$7,181	$89,017

(in thousands)		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$1,537	$3,381
Vehicle service agreements in-force	3,680	3,362	318
Customer relationships	3,611	1,040	2,571
Non-compete agreement	70	70	—
Intangible assets not subject to amortization
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$20,745	$6,009	$14,736
As further discussed in Note 5, "Acquisitions," during 2016, the Company recorded $74.8 million of separately identifiable intangible assets related to in-place lease and tenant relationship, as part of the acquisition of CMC. The in-place lease intangible asset of $1.1 million is being amortized on a straight-line basis over its estimated useful life of approximately 18 years, which is based on the term of the existing operating lease. The tenant relationship intangible asset of $73.7 million relates to a single long-term tenant relationship. The Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of the tenant relationship; therefore the tenant relationship intangible asset is deemed to have an indefinite useful life and is not amortized.
As further discussed in Note 5, "Acquisitions," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the pattern in which the economic benefits of the intangible asset are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to fifteen years. Amortization of intangible assets was $1.2 million, $1.2 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.2 million for 2017, $1.1 million for 2018, $0.9 million for 2019, $0.8 million for 2020 and $0.8 million for 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2016, 2015 or 2014.
NOTE 13 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2016
	Cost	Accumulated Depreciation	Carrying Value
Land	$23,355	$—	$23,355
Site improvements	91,308	1,894	89,414
Buildings	5,533	1,828	3,705
Leasehold improvements	540	392	148
Furniture and equipment	2,149	1,952	197
Computer hardware	4,679	4,537	142
Total	$127,564	$10,603	$116,961

(in thousands)			December 31, 2015
	Cost	Accumulated Depreciation	Carrying Value
Land	$1,984	$—	$1,984
Building	4,565	1,669	2,896
Leasehold improvements	463	330	133
Furniture and equipment	2,588	2,318	270
Computer hardware	8,514	8,220	294
Total	$18,114	$12,537	$5,577

For the year ended December 31, 2016, depreciation expense on property and equipment of $2.3 million and $0.2 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2015, depreciation expense on property and equipment of $0.4 million and $0.2 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2014, depreciation expense on property and equipment of $0.8 million and $0.0 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations.
Prior to the fourth quarter of 2014, property consisting of building and land located in Miami, Florida with a carrying value of $5.2 million was classified as held for sale. As a result of declines in the fair value of the property, the Company recorded an impairment write-down of $1.2 million related to the asset held for sale during the year ended December 31, 2014. On October 2, 2014, the Company completed a sale and leaseback transaction involving the building and land located in Miami, Florida. Net proceeds were $4.3 million after deducting direct costs of the transaction. The Company recognized a loss of $0.1 million equal to the difference between the fair market value and the carrying value of the property at the date of the transaction. This transaction is accounted for as a financing because it does not qualify for sales recognition under the sale-leaseback accounting guidance due to the Company's continuing involvement with the property. As a result, at the date of the transaction, land and building with a carrying value of $5.2 million was reclassified from asset held for sale to property and equipment in the consolidated balance sheets, and the building is being depreciated over its estimated useful life. At December 31, 2016 and 2015, the carrying value of the land and building was $4.8 million and $4.9 million, respectively. See Note 16, "Finance Lease Obligation Liability," for further discussion.
NOTE 14 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is, therefore, a complex and dynamic process influenced by a large variety of factors. These factors include

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2016 , December 31, 2015 and December 31, 2014 were as follows:

(in thousands)		December 31,
	2016	2015	2014
Balance at beginning of period, gross	$55,471	$63,895	$84,534
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,207	3,203	7,942
Balance at beginning of period, net	54,264	60,692	76,592
Incurred related to:
Current year	96,289	86,439	84,577
Prior years	8,095	616	(5,123)
Paid related to:
Current year	(62,978)	(54,415)	(52,521)
Prior years	(42,556)	(39,068)	(42,428)
Disposal of unpaid loss and loss adjustment expenses related to PIH	—	—	(405)
Balance at end of period, net	53,114	54,264	60,692
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207	3,203
Balance at end of period, gross	$53,795	$55,471	$63,895
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $8.1 million and $0.6 million in 2016 and 2015, respectively, and favorable development of $5.1 million in 2014. The unfavorable development in 2016 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota and MCC, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development in 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. The favorable development in 2014 was primarily related to the decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following tables contain information about property and casualty incurred and paid loss and loss adjustment expenses development as of and for the year December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported property and casualty unpaid loss and loss adjustment expenses included within the net incurred losses and allocated loss adjustment expenses amounts. The information about property and casualty incurred and paid loss and loss adjustment expenses development for the years ended December 31, 2007 through 2015, and the average annual percentage payout of incurred claims by age as of December 31, 2016, is presented as supplementary information.

Non-standard automobile insurance
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2016
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2007	186,902	199,988	203,203	208,109	207,872	207,398	223,317	222,939	223,213	224,127	938	52
2008		169,011	178,901	186,086	188,375	190,835	201,902	201,448	201,472	201,476	154	39
2009			182,829	184,499	184,989	186,769	196,085	195,366	195,123	194,876	60	34
2010				167,682	173,657	176,234	185,768	184,930	184,613	184,214	58	35
2011					106,834	106,744	114,291	112,087	111,672	111,380	10	25
2012						63,333	72,792	73,400	74,327	74,607	523	17
2013							69,974	71,274	70,133	70,681	280	26
2014								74,320	76,676	78,463	549	26
2015									74,431	79,818	1,015	29
2016										83,835	3,249	33

Total										1,303,477

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016

2007	123,645	173,197	189,648	200,655	204,502	205,302	222,354	222,676	223,021	223,177
2008		105,842	156,504	175,729	183,505	185,724	200,301	200,832	201,094	201,249
2009			103,882	157,090	172,990	176,305	192,464	194,206	194,575	194,675
2010				95,490	148,631	161,756	179,144	182,306	183,464	183,727
2011					63,908	90,303	106,760	109,238	110,481	110,985
2012						34,045	63,701	70,298	72,652	73,722
2013							40,456	61,555	66,388	69,543
2014								44,897	67,964	74,954
2015									44,828	71,048
2016										52,687

									Total	1,255,767

		Liabilities for non-standard automobile unpaid loss and loss adjustment expenses prior to 2007, net of reinsurance								115

		Total liabilities for non-standard automobile unpaid loss and loss adjustment expenses, net of reinsurance								47,825

The following table reconciles the non-standard automobile unpaid loss and loss adjustment expenses, net of reinsurance presented in the tables above to the property and casualty unpaid loss and loss adjustment expenses reported in the consolidated balance sheet at December 31, 2016:

(in thousands)	December 31, 2016

Liabilities for property and casualty loss and loss adjustment expenses, net of reinsurance
Non-standard automobile	47,825
Commercial automobile and other	1,333
Total	49,158

Reinsurance recoverable on unpaid loss and loss adjustment expenses
Non-standard automobile	619
Commercial automobile and other	62
Total	681

Unallocated loss adjustment expenses	3,956

Total gross liability for property and casualty unpaid loss and loss adjustment expenses	53,795

The following is supplementary information about average historical incurred loss duration as of December 31, 2016.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard automobile	67.8%	19.4%	8.0%	2.9%	1.1%	0.5%	0.2%	0.1%	—%	—%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2016, December 31, 2015 and December 31, 2014 were as follows:

(in thousands)		December 31,
	2016	2015	2014
Balance at beginning of period	$2,975	$2,975	$3,128
Incurred related to:
Current year	5,225	5,757	6,773
Prior years	—	—	—
Paid related to:
Current year	(5,321)	(5,757)	(6,866)
Prior years	36	—	(60)
Balance at end of period	$2,915	$2,975	$2,975
NOTE 15 DEBT
Debt consists of the following instruments:

(in thousands)				December 31,
	2016		2015
	Principal	Fair Value	Principal	Fair Value
Note payable	$178,781	$190,074	$—	$—
Subordinated debt	90,500	43,619	90,500	39,898
Total	$269,281	$233,693	$90,500	$39,898

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Note payable:
As further discussed in Note 5, "Acquisitions," as part of the acquisition of CMC, the Company assumed a note payable with a principal amount of $180.0 million on the date of acquisition that matures on May 15, 2034 and has a fixed interest rate of 4.07%. The note payable was recorded at the date of acquisition at its estimated fair market value, which includes a premium of 11.7 million. This premium is being amortized through the maturity date of the note payable using the effective interest rate method.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)          Subordinated debt:
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%. At December 31, 2016, the interest rates ranged from 4.84% to 5.13%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
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
NOTE 16 FINANCE LEASE OBLIGATION LIABILITY
As described in Note 13, "Property and Equipment," on October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida. The transaction does not qualify for sales recognition and is accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain of approximately $1.1 million that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At December 31, 2016 and 2015, finance lease obligation liability of $5.1 million and $4.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

NOTE 17 LEASES
As further discussed in Note 5, "Acquisitions," the Company owns Real Property which is subject to a long-term triple net lease agreement with a third party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. In addition, the Company leases a property to a third party under an operating lease, where we are the lessor. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes amortization of below market lease liabilities of $0.0 million, zero and zero for the years ended December 31, 2016, 2015 and 2014. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2017, $0.1 million for 2018, $0.1 million for 2019, $0.1 million for 2020 and $0.1 million for 2021.
Assets leased to third parties under operating leases, where the Company is the lessor, that are included in property and equipment, net on the consolidated balance sheet, are as follows:

(in thousands)	As of December 31,
2016
Land	$21,183
Site improvements	91,308
Buildings	811
Gross property and equipment leased	113,302
Accumulation depreciation	(1,915)
Net property and equipment leased	$111,387

The Company also leases certain office space under non-cancelable leases, with initial terms typically ranging from two to ten years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

cancelable operating leases, with initial terms typically ranging from four to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.

Future minimum annual lease payments and lease receipts under operating leases for the next five years and thereafter are:

(in thousands)	Lease Commitments	Lease Receipts
2017	$1,605	$19,480
2018	906	10,102
2019	713	10,329
2020	72	10,562
2021	3	10,779
Thereafter	—	156,133

NOTE 18 INCOME TAXES
Income tax (benefit) expense consists of the following:

(in thousands)	Years ended December 31,
	2016	2015	2014

Current income tax expense (benefit)	$87	$6	$(1,484)
Deferred income tax (benefit) expense	(9,807)	87	263
Income tax (benefit) expense	$(9,720)	$93	$(1,221)
Income tax (benefit) expense varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2016	2015	2014
Income tax benefit at United States statutory income tax rate	$(3,554)	$(3,849)	$(5,402)
Valuation allowance	(6,743)	1,033	5,686
Non-deductible compensation	345	273	421
Foreign operations subject to different tax rates	145	223	514
Indefinite life intangibles	108	88	88
Change in unrecognized tax benefits	51	—	(1,256)
Deconsolidation of subsidiary	—	2,384	423
Non-taxable dividend income	—	(415)	(1,669)
Prior year tax	—	—	(341)
Other	(72)	356	315
Income tax (benefit) expense for continuing operations	$(9,720)	$93	$(1,221)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2016	2015
Deferred income tax assets:
Losses carried forward	$301,339	$295,320
Unpaid loss and loss adjustment expenses and unearned premiums	5,609	5,314
Investments	1,828	449
Debt issuance costs	1,621	983
Deferred rent	1,395	172
Intangible assets	1,135	1,941
Deferred revenue	385	297
Depreciation and amortization	—	117
Other	1,134	738
Valuation allowance	(276,590)	(283,636)
Deferred income tax assets	$37,856	$21,695
Deferred income tax liabilities:
Depreciation and amortization	$(28,620)	$—
Indefinite life intangibles	(28,079)	(2,925)
Fair value of debt	(12,100)	(17,205)
Land	(7,181)	—
Investments	(5,969)	(360)
Deferred acquisition costs	(4,627)	(4,129)
Deferred income tax liabilities	(86,576)	(24,619)
Net deferred income tax liabilities	$(48,720)	$(2,924)
The Company maintains a valuation allowance for its gross deferred income tax assets of $276.6 million (U.S. operations - $269.7 million; Other - $6.9 million) and $283.6 million (U.S. operations - $277.1 million; Other - $6.5 million) at December 31, 2016 and December 31, 2015, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2016 and December 31, 2015 net deferred income tax assets, excluding the deferred income tax liability amounts set forth in the paragraph below. In 2016, the Company released into income $9.9 million of its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries a deferred income tax liability of $48.7 million at December 31, 2016, $13.4 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $35.3 million of which relates to land and indefinite life intangible assets. The Company carries a deferred income tax liability of $2.9 million at December 31, 2015, all of which relates to indefinite life intangible assets. The Company considered a tax planning strategy in arriving at its December 31, 2016 deferred income tax liability.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Amounts, originating dates and expiration dates of the KAI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $859.5 million, are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)
2006	2026	8,321
2007	2027	62,308
2008	2028	53,895
2009	2029	512,499
2010	2030	92,058
2011	2031	45,238
2012	2032	33,756
2013	2033	30,780
2014	2034	7,245
2016	2036	13,391
In addition, not reflected in the table above, are net operating loss carryforwards of (i) $6.5 million relating to separate U.S. tax returns, which losses will expire over various years through 2036; (ii) $85.4 million, relating to operations in Barbados, of which $59.8 million will expire in 2017, $24.2 million will expire in 2018 and $1.4 million will expire over various years through 2025; and (iii) $20.4 million relating to operations in Canada, which losses will expire over various years through 2036.
A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2016	2015	2014
Unrecognized tax benefits - beginning of year	$—	$—	$1,772
Gross additions - current year tax positions	—	—	—
Gross additions - prior year tax positions	1,274	—	—
Gross reductions - prior year tax positions	—	—	—
Gross reductions - settlements with taxing authorities	—	—	(1,772)
Impact due to expiration of statute of limitations	—	—	—
Unrecognized tax benefits - end of year	$1,274	$—	$—
The amount of unrecognized tax benefits that, if recognized as of December 31, 2016 and December 31, 2015 would affect the Company's effective tax rate, was an expense of $0.1 million and zero, respectively. The amount of unrecognized tax benefits that, if recognized as of December 31, 2014 would affect the Company's effective tax rate, was a benefit of $1.3 million.
As of December 31, 2016 and December 31, 2015, the Company carried a liability for unrecognized tax benefits of $1.3 million and zero, respectfully, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2016 and December 31, 2015, the Company recognized an expense for interest and penalties of $0.1 million and zero, respectively. During the year ended December 31, 2014, the Company recognized a benefit for interest and penalties of $1.3 million. At December 31, 2016 and December 31, 2015, the Company carried an accrual for the payment of interest and penalties of $0.4 million and zero, respectively.
The federal income tax returns of the Company's U.S. operations for the years through 2012 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2011 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian operations federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 19 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2016, 2015 and 2014:

(in thousands, except per share data)	Years ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(733)	$(11,415)	$(14,666)
Plus (less): net loss (income) attributable to noncontrolling interests	281	(162)	(1,596)
Less: dividends on preferred stock	(398)	(329)	(300)
Loss from continuing operations attributable to common shareholders	$(850)	$(11,906)	$(16,562)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	20,003	19,710	17,398
Weighted average diluted shares
Weighted average common shares outstanding	20,003	19,710	17,398
Effect of potentially dilutive securities	—	—	—
Total weighted average diluted shares	20,003	19,710	17,398
Basic loss from continuing operations per common share	$(0.04)	$(0.60)	$(0.95)
Diluted loss from continuing operations per common share	$(0.04)	$(0.60)	$(0.95)
Loss from continuing operations per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Since the Company is reporting a loss from continuing operations for the years ended December 31, 2016, 2015 and 2014, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 20 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company reserved for issuance to key employees selected by the Company new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares. During the year ended December 31, 2016, the Company granted 40,000 New Stock Options to an employee of the Company. There are no New Stock Options remaining for future grants.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. No Replacement Options were granted during the year ended December 31, 2016. There are no Replacement Options remaining for future grants.
The Replacement Options and New Stock Options (collectively, the "Stock Options") are fully vested and exercisable at the date of grant and are exercisable for a period of four years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the stock option activity during the year ended December 31, 2016:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	611,875	$4.50	2.2	$43
Granted	40,000	4.67
Exercised	—	—
Expired or Forfeited	—	—
Outstanding at December 31, 2016	651,875	$4.51	1.4	$1,134
Exercisable at December 31, 2016	651,875	$4.51	1.4	$1,134
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2016 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
At December 31, 2016, 2015 and 2014, the number of options exercisable was 651,875, 611,875 and 611,875, respectively, with weighted average prices of $4.51, $4.50 and $4.50, respectively. No options were exercised during the years ended December 31, 2016, 2015 and 2014.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the year ended December 31, 2015. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the years ended December 31, 2016 and December 31, 2014 were as follows:

	Year ended December 31, 2016	Year ended December 31, 2014
Risk-free interest rate	1.1%	0.06% - 1.4%
Dividend yield	—	—
Expected volatility	0.5%	0.4%
Expected term (in years)	4.0	0.78 - 4
(b)     Restricted Stock Awards
Under the 2013 Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company. The Restricted Stock Awards vest after a ten-year period and are subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at December 31, 2016 was $5.9 million. The grant-date fair value of Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards during the year ended December 31, 2016:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at December 31, 2016	1,952,665	$4.14

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at December 31, 2016 was $2.7 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the year ended December 31, 2016:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2015	—	$—
Granted	500,000	5.73
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2016	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $1.0 million, $0.8 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(d)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. In 2014, the ESPP Plan was amended and restated to allow qualifying employees to be eligible for matching Company contributions. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2016, 2015 and 2014 totaled $0.2 million, $0.2 million and $0.1 million, respectively.
NOTE 21 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $18,000 in each of 2016 and 2015. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2016, 2015 and 2014 totaled $0.3 million, $0.3 million and $0.3 million respectively. All Company obligations to the plans were fully funded as of December 31, 2016.

NOTE 22 CLASS A PREFERRED STOCK
On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors will have the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares will have priority over the common shares. There were 262,876 shares of Class A preferred stock outstanding at December 31, 2016 and 2015, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

any time at the option of the holder prior to April 1, 2021. The maximum number of common shares issuable upon conversion of the Preferred Shares is 1,642,975 common shares. Each warrant will entitle the subscriber to purchase one common share of Kingsway at a price of $5.00 per common share at any time after September 16, 2016 and prior to expiry on September 15, 2023.
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2016 and 2015, accrued dividends of $1.0 million and $0.6 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
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
NOTE 23 SHAREHOLDERS' EQUITY
The Company is authorized to issue an unlimited number of zero par value common stock. There were 21,458,190 and 19,709,706 shares of common stock outstanding at December 31, 2016 and 2015, respectively.
There were no dividends declared during the years ended December 31, 2016, 2015 and 2014.
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

In November 2015, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 5% of its currently issued and outstanding common stock through November 2016. During the year ended December 31, 2016, the Company repurchased 26,900 shares for an aggregate purchase price of $0.1 million, including fees and commissions, under its share repurchase program. All repurchased common stock was cancelled. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.

On April 21, 2016, the Company issued 160,000 shares of common stock as consideration for the acquisition of Argo. Refer to Note 5, "Acquisitions," for further details regarding the Argo acquisition.
On November 16, 2016, the Company closed with non-affiliate investors a private placement of 1,615,384 shares of common stock at a purchase price of $6.50 per share with net proceeds to the Company of $10.5 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes information about warrants outstanding at December 31, 2016:

December 31, 2016
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	6.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	6.7	1,642,975
		Total:	6.7	4,923,765
NOTE 24 ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2016, 2015 and 2014 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive income (loss) present the components of other comprehensive income (loss), net of tax, only for the years ended December 31, 2016, 2015 and 2014 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014, as reported	$15,583	$(5,982)	$9,601
Correction of prior period errors	(11,042)	—	(11,042)
Balance, January 1, 2014, as restated	4,541	(5,982)	(1,441)

Other comprehensive (loss) income before reclassifications	(2,513)	30	(2,483)
Amounts reclassified from accumulated other comprehensive income (loss)	1,552	—	1,552
Net current-period other comprehensive (loss) income	(961)	30	(931)

Balance, December 31, 2014, as restated	$3,580	$(5,952)	$(2,372)

Correction of prior period error	(744)	—	(744)
Other comprehensive (loss) income before reclassifications	(2,884)	929	(1,955)
Amounts reclassified from accumulated other comprehensive loss	1,342	1,243	2,585
Net current-period other comprehensive (loss) income	(2,286)	2,172	(114)

Balance, December 31, 2015, as restated	$1,294	$(3,780)	$(2,486)

Other comprehensive income before reclassifications	2,772	—	2,772
Amounts reclassified from accumulated other comprehensive loss	(494)	—	(494)
Net current-period other comprehensive income	2,278	—	2,278

Balance, December 31, 2016	$3,572	$(3,780)	$(208)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Components of accumulated other comprehensive loss were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	Years ended December 31,
	2016	2015	2014
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains	$527	$(1,332)	$(1,552)
Other-than-temporary impairment loss	(33)	(10)	—
Loss from continuing operations before income tax (benefit) expense	494	(1,342)	(1,552)
Income tax (benefit) expense	—	—	—
Net income (loss)	494	(1,342)	(1,552)

Reclassification of accumulated other comprehensive loss from foreign currency translation adjustments to:
Loss on deconsolidation of subsidiary	—	(1,243)	—
Loss from continuing operations before income tax (benefit) expense	—	(1,243)	—
Income tax (benefit) expense	—	—	—
Net income (loss)	—	(1,243)	—
Total reclassification from accumulated other comprehensive loss to net income (loss)	$494	$(2,585)	$(1,552)
NOTE 25 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following three reportable segments: Insurance Underwriting, Insurance Services and Leased Real Estate.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, MCC, Amigo and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only 8 states.
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
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns the Real Property which is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to a mortgage, which is recorded as note payable in the Company's consolidated balance sheet. When assessing and measuring the operational and financial performance of the segment, interest expense related to the Company's note payable is included in the Leased Real Estate's segment operating income.

Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2016, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2016	2015	2014
Revenues:
Insurance Underwriting:
Net premiums earned	$127,608	$117,433	$113,479
Other income	10,272	8,937	8,478
Total Insurance Underwriting	137,880	126,370	121,957
Insurance Services:
Service fee and commission income	24,232	22,966	24,659
Other income	283	368	407
Total Insurance Services	24,515	23,334	25,066
Leased Real Estate:
Rental income	5,419	—	—
Other income	50	—	—
Total Leased Real Estate	5,469	—	—
Total segment revenues	167,864	149,704	147,023
Net premiums earned not allocated to segments	—	—	4,114
Net investment income	8,200	2,918	1,616
Net realized gains	360	1,197	5,041
Other-than-temporary impairment loss	(157)	(10)	—
Other income not allocated to segments	363	6,157	430
Total revenues	$176,630	$159,966	$158,224

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The segment operating (loss) income of each segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating (loss) income reconciled to the consolidated loss from continuing operations for the years ended December 31, 2016, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2016	2015	2014
Segment operating (loss) income
Insurance Underwriting	$(8,202)	$(1,147)	$1,290
Insurance Services	506	(628)	206
Leased Real Estate	627	—	—
Total segment operating (loss) income	(7,069)	(1,775)	1,496
Net investment income	8,200	2,918	1,616
Net realized gains	360	1,197	5,041
Other-than-temporary impairment loss	(157)	(10)	—
Amortization of intangible assets	(1,242)	(1,244)	(1,620)
Contingent consideration benefit	657	1,139	2,223
Impairment of asset held for sale	—	—	(1,180)
Interest expense not allocated to segments	(4,496)	(5,278)	(5,645)
Other income and expenses not allocated to segments, net	(7,596)	(3,753)	(4,887)
Foreign exchange losses, net	(15)	(1,215)	(419)
(Loss) gain on change in fair value of debt	(3,721)	1,458	(10,953)
Loss on disposal of subsidiary	—	—	(1,244)
Loss on disposal of asset held for sale	—	—	(125)
Gain (loss) on deconsolidation of subsidiaries	5,643	(4,420)	—
Equity in net loss of investees	(1,017)	(339)	(190)
Loss from continuing operations before income tax (benefit) expense	(10,453)	(11,322)	(15,887)
Income tax (benefit) expense	(9,720)	93	(1,221)
Loss from continuing operations	$(733)	$(11,415)	$(14,666)
Net premiums earned by line of business for the years ended December 31, 2016, 2015 and 2014 were:

(in thousands)	Years ended December 31,
	2016	2015	2014
Insurance Underwriting:
Private passenger auto liability	$69,086	$79,258	$76,031
Auto physical damage	58,522	38,175	37,448
Total Insurance Underwriting	127,608	117,433	113,479
Net premiums earned not allocated to segments:
Allied lines	—	—	1,944
Homeowners	—	—	2,159
Other	—	—	11
Total net premiums earned not allocated to segments	—	—	4,114
Total net premiums earned	$127,608	$117,433	$117,593

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 26 FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company classifies its investments in fixed maturities and equity investments as available-for-sale and reports these investments at fair value. The Company's limited liability investment, at fair value, performance shares, subordinated debt and contingent consideration liabilities are measured and reported at fair value.
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
Limited liability investment, at fair value - The fair value of the limited liability investment, at fair value is calculated based on an internally developed model that distributes that net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined that its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 27, "Related Party Transactions," for further details regarding the performance shares.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 was as follows:

(in thousands)			December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$28,148	$—	$28,148	$—
States, municipalities and political subdivisions	3,088	—	3,088	—
Mortgage-backed	8,506	—	8,506	—
Asset-backed securities and collateralized mortgage obligations	3,467	—	3,467	—
Corporate	18,555	—	18,555	—
Total fixed maturities	61,764	—	61,764	—
Equity investments:
Common stock	21,426	21,426	—	—
Warrants	1,804	664	1,140	—
Total equity investments	23,230	22,090	1,140	—
Limited liability investment, at fair value	10,700		10,700
Other investments	7,975	—	7,975	—
Short-term investments	401	—	401	—
Total assets	$104,070	$22,090	$81,980	$—

Liabilities:
Subordinated debt	$43,619	$—	$43,619	$—
Contingent consideration	325	—	—	325
Total liabilities	$43,944	$—	$43,619	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2015
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$20,453	$—	$20,453	$—
States, municipalities and political subdivisions	2,256	—	2,256	—
Mortgage-backed	7,963	—	7,963	—
Asset-backed securities and collateralized mortgage obligations	6,023	—	6,023	—
Corporate	18,864	—	18,864	—
Total fixed maturities	55,559	—	55,559	—
Equity investments:
Common stock	26,586	26,586	—	—
Warrants	973	229	744	—
Total equity investments	27,559	26,815	744	—
Other investments	4,077	—	4,077	—
Short-term investments	400	—	400	—
Total assets	$87,595	$26,815	$60,780	$—

Liabilities:
Subordinated debt	39,898	—	39,898	—
Contingent consideration	1,982	—	—	1,982
Total liabilities	$41,880	$—	$39,898	$1,982

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	Years ended December 31,
	2016	2015	2014
Liabilities:
Contingent consideration:
Beginning balance	$1,982	$3,121	$5,344
Settlements of contingent consideration liabilities	(1,000)	—	—
Change in fair value of contingent consideration included in net income (loss)	(657)	(1,139)	(2,223)
Ending balance	$325	$1,982	$3,121

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 27 RELATED PARTY TRANSACTIONS
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
On February 11, 2014, the Company's subsidiary, 1347 Advisors entered into a management services agreement with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the management services agreement. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. The Company recorded a gain of $6.0 million during 2015 related to the termination of the management services agreement, which is included in other income in the consolidated statements of operations. To the extent shares of PIH common stock are granted to the Company under the Performance Shares Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Shares Grant Agreement as of December 31, 2016. Refer to Note 26, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with PIH, whereby the Company will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). To the extent shares of PIH common stock are granted to the Company under the Performance Share Grant Agreement, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under the Performance Share Grant Agreement as of December 31, 2016. Refer to Note 26, "Fair Value of Financial Instruments," for further details regarding the performance shares.
On April 20, 2016, John T. Fitzgerald, the Managing Member of Argo, joined the Company as an Executive Vice President. As part of the agreement to purchase Argo, Mr. Fitzgerald received 160,000 common shares of the Company. On April 21, 2016, the Board of Directors appointed Mr. Fitzgerald as a new director.

Effective June 10, 2016, the Company entered into a management services agreement with ICL, formerly Kobex Capital Corp. At December 31, 2016, the Company owns 31.2% of ICL, as further discussed in Note 8, "Investments in Investees." The management services agreement provides that the Company shall provide management and administrative services to ICL, as well as the non-exclusive use and services of appropriately qualified individuals to serve as the Chief Executive Officer, Chief Financial Officer and Corporate Secretary of ICL. Pursuant to the management services agreement, Larry G. Swets, Jr. was appointed Chief Executive Officer of ICL and Hassan Baqar was appointed Chief Financial Officer and Corporate Secretary of ICL. Mr. Swets is the Chief Executive Officer and a director of the Company. Mr. Baqar is a Vice President of the Company.

On December 14, 2016, the Company sold 100,000 shares of PIH common stock to Ballantyne Strong, Inc. ("Ballantyne") at a price of $7.57 per share. Kyle Cerminara is the Chief Executive Officer of Ballantyne and Fundamental Global Investors (FGI). FGI is a greater than 5% shareholder of the Company.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 28 COMMITMENTS AND CONTINGENT LIABILITIES
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
(b)         Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the consolidated financial statements at December 31, 2016. No assurances can be given that the Company will not be required to perform under this agreement in a manner that has a material adverse effect on the Company's business, results of operations and financial condition.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments which invest principally in income-producing real estate. At December 31, 2016, the unfunded commitment was $1.6 million.
(d) Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $13.1 million and $12.9 million were on deposit with state and provincial regulatory authorities at December 31, 2016 and December 31, 2015, respectively. Also, from time to time, the Company pledges investments to third-parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $16.4 million and $15.8 million at December 31, 2016 and December 31, 2015, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
NOTE 29 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2016, surplus as regards policyholders reported by each of our insurance subsidiaries exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the OIR, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2016, Amigo's RBC was 1,541%.
The Company previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2016, MCC's RBC was 833%.
The Company's reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2016, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
NOTE 30 STATUTORY INFORMATION AND POLICIES
The Company's insurance subsidiaries prepare statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Departments of Insurance in states in which they are domiciled. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Statutory capital and surplus and statutory net (loss) income for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2016	2015	2014
Combined net (loss) income, statutory basis	$(7,528)	$6,298	$2,725
Combined capital and surplus, statutory basis	$41,330	$42,387	$39,042

The Company’s insurance subsidiaries are required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company's insurance subsidiaries collectively was $27.8 million at December 31, 2016. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
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
At December 31, 2016, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 31 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	2016
	Q4	Q3	Q2	Q1
Net premiums earned	$33,419	$32,949	$31,813	$29,427
Service fee and commission income	7,186	6,330	5,394	5,322
Rental income	2,993	2,426	—	—
Total revenues	52,788	45,825	41,137	36,880
Total operating expenses	55,415	46,161	42,187	39,714
Operating loss	(2,627)	(336)	(1,050)	(2,834)
Income (loss) from continuing operations	1,174	1,587	(1,999)	(1,495)
Net income (loss)	1,305	1,587	(875)	(1,495)
Net income (loss) attributable to common shareholders	1,110	1,429	(596)	(1,538)
Earnings (loss) per share - continuing operations:
Basic:	0.05	0.07	(0.09)	(0.08)
Diluted:	0.04	0.06	(0.09)	(0.08)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	0.05	0.07	(0.03)	(0.08)
Diluted:	0.05	0.06	(0.03)	(0.08)

(in thousands, except per share data)	2015
	Q4	Q3	Q2	Q1
Net premiums earned	$29,006	$29,197	$30,200	$29,030
Service fee and commission income	5,536	6,184	5,848	5,398
Rental income	—	—	—	—
Total revenues	38,177	38,558	39,143	44,088
Total operating expenses	39,063	40,389	41,642	40,400
Operating (loss) income	(886)	(1,831)	(2,499)	3,688
(Loss) income from continuing operations	(2,103)	(894)	(10,426)	2,008
Net (loss) income	(2,104)	(894)	833	3,434
Net (loss) income attributable to common shareholders	(2,275)	(891)	1,815	2,129
(Loss) earnings per share - continuing operations:
Basic:	(0.12)	(0.05)	(0.48)	0.04
Diluted:	(0.12)	(0.05)	(0.48)	0.03
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	(0.12)	(0.05)	0.09	0.11
Diluted:	(0.12)	(0.05)	0.09	0.10

KINGSWAY FINANCIAL SERVICES INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective as a result of a material weakness in the Company’s internal control over financial reporting related to income tax accounting for non-routine transactions, as further described below.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective because of the existence of the material weakness in internal control over financial reporting related to income tax accounting for non-routine transactions described below.

Material Weakness in Internal Control Over Financial Reporting

The material weakness in internal control over financial reporting resulted from the inadequate design and operation of internal controls related to income tax accounting for non-routine transactions. Specifically, the execution of the controls over the application of the accounting literature to changes in the Company’s valuation allowance against its deferred income tax assets at the time of a business combination did not operate effectively with respect to (1) the recognition as income tax benefit of the partial release of its valuation allowance due to net deferred income tax liabilities, created as a result of the Company’s acquisition of CMC, that are expected to reverse during the period in which the Company will have deferred income tax assets available; and (2) the netting of deferred income tax liabilities created as a result of the Company’s acquisition of CMC against goodwill created in that same acquisition.  The matters were discovered during the course of the 2016 external audit of the accounts and related controls and were reviewed with the Company's Audit Committee. The misstatements in the consolidated financial statements were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2016. Notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2016 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP. In addition, the material weakness described above did not result in any restatements of the Company’s audited and unaudited consolidated financial statements or disclosures for any previously reported periods.

KINGSWAY FINANCIAL SERVICES INC.

Remediation Process

The Company’s management plans to enhance its internal control over financial reporting related to non-routine transactions by supplementing with outside resources as necessary and enhancing the design and documentation of management review controls.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation report is included below under the heading "Report of Independent Registered Public Accounting Firm," and is incorporated into this Item 9A by reference.
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
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2016, and ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to CMC and the material weakness described above.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
We have audited Kingsway Financial Services Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kingsway Financial Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and operate internal controls related to income tax accounting for non-routine transactions has been described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 13, 2017 on those financial statements.
In our opinion, Kingsway Financial Services Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kingsway Financial Services Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion therein.
/s/ BDO USA LLP
Grand Rapids, Michigan
March 13, 2017

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

Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2016.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2016 Annual Report on Form 10-K.
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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2016
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$28,148	$28,148
States, municipalities and political subdivisions	3,131	3,088	3,088
Mortgage-backed	8,610	8,506	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	3,467	3,467
Corporate	18,615	18,555	18,555
Total fixed maturities	62,136	61,764	61,764
Equity investments:
Common stock	17,701	21,426	21,426
Warrants	1,398	1,804	1,804
Total equity investments	19,099	23,230	23,230
Limited liability investments	22,974	—	22,974
Limited liability investments, at fair value	10,700	10,700	10,700
Other investments	7,975	—	7,975
Short-term investments	401	—	401
Total investments	$123,285	$84,994	$127,044
NOTE 1: Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2016	December 31, 2015

Assets
Investments in subsidiaries	$47,729	$43,878
Equity investments	—	2,555
Cash and cash equivalents	11,469	2,332
Investment in investee	3,116	—
Other assets	2,254	2,503
Total Assets	$64,568	$51,268
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$1,306	$1,171
Total Liabilities	1,306	1,171

Class A preferred stock	6,427	6,394

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	353,882	341,646
Accumulated deficit	(297,668)	(297,209)
Accumulated other comprehensive loss	(208)	(2,486)
Shareholders' equity attributable to common shareholders	56,006	41,951
Noncontrolling interests in consolidated subsidiaries	829	1,752
Total Shareholders' Equity	56,835	43,703
Total Liabilities and Shareholders' Equity	$64,568	$51,268
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$6	$5	$7
Net realized gains	47	—	—
Total revenues	53	5	7
Expenses:
General and administrative expenses	2,147	2,715	2,796
Foreign exchange (gains) losses, net	(58)	553	298
Equity in net loss of investee	74	—	—
Total expenses	2,163	3,268	3,094
Loss from continuing operations before income tax benefit and equity in income (loss) of subsidiaries	(2,110)	(3,263)	(3,087)
Income tax benefit	—	—	(341)
Equity in income (loss) of subsidiaries	2,632	4,532	(8,478)
Net income (loss)	$522	$1,269	$(11,224)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Income (Loss)

(in thousands)	Years ended December 31,
	2016	2015	2014

Net income (loss)	$522	$1,269	$(11,224)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized gains (losses) arising during the period	588	(588)	—
Reclassification adjustment for amounts included in net (loss) income	—	—
Foreign currency translation adjustments	—	—	(31)
Other comprehensive income (loss) - parent only	588	(588)	(31)
Equity in other comprehensive income (loss) of subsidiaries	1,682	748	(1,045)
Other comprehensive income (loss)	2,270	160	(1,076)
Comprehensive income (loss)	$2,792	$1,429	$(12,300)
(1) Net of income tax (benefit) expense of $0, $0 and $0 in 2016, 2015 and 2014

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$522	$1,269	$(11,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(2,632)	(4,532)	8,478
Equity in net loss of investee	74	—	—
Stock-based compensation expense, net of forfeitures	1,015	802	1,239
Net realized gains	(47)	—	—
Other, net	(147)	1,242	(146)
Net cash used in operating activities	(1,215)	(1,219)	(1,653)
Investing activities:
Purchases of equity investments	—	(3,143)	—
Net cash used in investing activities	—	(3,143)	—
Financing activities:
Proceeds from issuance of preferred stock, net	—	—	6,330
Proceeds from issuance of common stock, net	10,477	—	—
Repurchase of common stock for cancellation	(125)	—	—
Proceeds from exercise of warrants	—	—	14,803
Capital contributions to subsidiaries	—	(500)	(19,500)
Cash dividends received from subsidiaries	—	500	2,152
Net cash provided by financing activities	10,352	—	3,785
Net increase (decrease) in cash and cash equivalents	9,137	(4,362)	2,132
Cash and cash equivalents at beginning of period	2,332	6,694	4,562
Cash and cash equivalents at end of period	$11,469	$2,332	$6,694

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2016
Insurance Underwriting	$7,782	$53,795	$40,176	$127,608	$104,384	$24,154	$17,543	$132,550
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$7,782	$53,795	$40,176	$127,608	$104,384	$24,154	$17,543	$132,550

2015
Insurance Underwriting	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239

2014
Insurance Underwriting	$6,786	$63,895	$36,432	$113,479	$79,070	$21,713	$19,888	$118,021
Amounts not allocated to segments	—	—	—	4,114	384	881	563	5,357
Total	$6,786	$63,895	$36,432	$117,593	$79,454	$22,594	$20,451	$123,378
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.

NOTE 2: Amounts not allocated to segments represent balances related to the Company's disposed subsidiary, PIH.
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands, except for percentages)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2016	$109,165	$141	$23,526	$132,550	17.7%
2015	$97,414	$165	$18,990	$116,239	16.3%
2014	$99,540	$(3,695)	$20,143	$123,378	16.3%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE V. Valuation and Qualifying Accounts

(in thousands)
	Balance at Beginning of Year	Charged to Income Tax (Benefit) Expense	Disposals and Other	Balance at End of Year
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2016	$283,636	$(6,743)	$(303)	$276,590
Year Ended December 31, 2015	$287,151	$1,033	$(4,548)	$283,636
Year Ended December 31, 2014	$281,613	$5,686	$(148)	$287,151

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2016
	$7,782	$53,795	$40,176	$127,608	$5,530	$96,289	$8,095	$24,154	$105,534	$132,550

Year ended December 31, 2015
	$6,696	$55,471	$35,234	$117,433	$2,811	$86,439	$616	$23,333	$93,483	$116,239

Year ended December 31, 2014
	$6,786	$63,895	$36,432	$117,593	$1,281	$84,577	$(5,123)	$22,594	$94,949	$123,378
(1) Consolidated property-casualty insurance operations
See accompanying report of independent registered accounting firm.

Item 16.     Form 10-K Summary

None.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 13, 2017	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Chief Executive Officer and Director (principal executive officer)	March 13, 2017

/s/ John T. Fitzgerald John T. Fitzgerald	President, Chief Operating Officer and Director	March 13, 2017

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2017

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 13, 2017

/s/ Gregory Hannon Gregory Hannon	Director	March 13, 2017

/s/ Gary Schaevitz Gary Schaevitz	Director	March 13, 2017

/s/ Joseph Stilwell Joseph Stilwell	Director	March 13, 2017

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
2.1
Stock Purchase Agreement, dated April 1, 2015, by and between National General Holdings Corp., as Buyer, and Kingsway America Inc. and Mendota Insurance Company, as Sellers (included as Exhibit 2.1 to the Form 8-K, filed April 7, 2015, and incorporated herein by reference).

2.2
Stock Purchase Agreement, dated as of May 17, 2016 by and among CMC Acquisition, LLC, CRIC TRT Acquisition LLC and BNSF-Delpres Investments Ltd. (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2016, and incorporated herein by reference).

2.3
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

10.21
Stockholders’ Agreement, dated as of July 14, 2016, by and between CMC Industries, Inc., CMC Acquisition LLC and CRIC TRT Acquisition LLC (included as Exhibit 10.1 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.22
Management Services Agreement, dated as of July 14, 2016, by and between TRT LeaseCo, LLC and DGI-BNSF Corp. (included as Exhibit 10.2 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.23	TRT LeaseCo, LLC 4.07% Senior Secured Note, Due May 15, 2034 (included as Exhibit 10.3 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.24
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated as of March 12, 2015, from TRT LeaseCo, LLC to Malcolm Morris, as Deed of Trust Trustee for the benefit of Wells Fargo Bank Northwest, N.A., as trustee (included as Exhibit 10.4 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.25
Lease between TRT LeaseCo, LLC, as Landlord, and BNSF Railway Company (f/k/a The Burlington Northern and Santa Fe Railway Company), as Tenant, dated as of June 1, 2014 (included as Exhibit 10.5 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.26
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and GrizzlyRock Institutional Value Partners, LP. (included as Exhibit 10.1 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.27
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.2 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.28
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and Yorkmont Capital Partners, LP. (included as Exhibit 10.3 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.29
Registration Rights Agreement, dated as of November 16, 2016 by and among the Company, GrizzlyRock Institutional Value Partners, LP and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.4 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.30
Registration Rights Agreement, dated as of November 16, 2016 by and between the Company and Yorkmont Capital Partners, LP. (included as Exhibit 10.5 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.31
Right of First Offer Agreement, dated as of November 16, 2016 by and between the Company and GrizzlyRock Institutional Value Partners, LP. (included as Exhibit 10.6 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.32
Right of First Offer Agreement, dated as of November 16, 2016 by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.7 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

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

