Form 10-Q
period 2017-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2017-05-05
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2017
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
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 5, 2017 was 23,410,855.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $58,936 and $62,136, respectively)	$58,640	$61,764
Equity investments, at fair value (cost of $17,430 and $19,099, respectively)	21,045	23,230
Limited liability investments	23,424	22,974
Limited liability investment, at fair value	10,333	10,700
Other investments, at cost which approximates fair value	7,349	7,975
Short-term investments, at cost which approximates fair value	151	401
Total investments	120,942	127,044
Cash and cash equivalents	33,687	36,475
Investment in investee	5,501	3,116
Accrued investment income	728	790
Premiums receivable, net of allowance for doubtful accounts of $115 and $115, respectively	33,561	31,564
Service fee receivable, net of allowance for doubtful accounts of $279 and $274, respectively	1,559	1,320
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	7,014	4,692
Reinsurance recoverable	679	784
Deferred acquisition costs, net	14,113	13,609
Property and equipment, net of accumulated depreciation of $11,752 and $10,603, respectively	115,855	116,961
Goodwill	71,061	71,061
Intangible assets, net of accumulated amortization of $7,471 and $7,181, respectively	88,477	89,017
Other assets	4,530	4,588
Total Assets	$497,707	$501,021
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$48,201	$53,795
Vehicle service agreements	2,773	2,915
Total unpaid loss and loss adjustment expenses	50,974	56,710
Unearned premiums	44,041	40,176
Reinsurance payable	100	100
Note payable	189,213	190,074
Subordinated debt, at fair value	45,508	43,619
Deferred income tax liability	48,668	48,720
Deferred service fees	35,952	35,822
Income taxes payable	2,283	2,051
Accrued expenses and other liabilities	19,781	20,487
Total Liabilities	436,520	437,759

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at March 31, 2017 and December 31, 2016, respectively; redemption amount of $6,572	6,436	6,427

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,458,190 and 21,458,190 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	354,127	353,882
Accumulated deficit	(299,432)	(297,668)
Accumulated other comprehensive loss	(879)	(208)
Shareholders' equity attributable to common shareholders	53,816	56,006
Noncontrolling interests in consolidated subsidiaries	935	829
Total Shareholders' Equity	54,751	56,835
Total Liabilities and Shareholders' Equity	$497,707	$501,021

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Net premiums earned	$32,922	$29,427
Service fee and commission income	6,562	5,322
Rental income	3,341	—
Net investment income (loss)	703	(72)
Net realized gains (losses)	398	(171)
Other income	2,815	2,374
Total revenues	46,741	36,880
Operating expenses:
Loss and loss adjustment expenses	26,410	23,497
Commissions and premium taxes	6,278	5,598
Cost of services sold	1,304	773
General and administrative expenses	11,272	9,551
Leased real estate segment interest expense	1,574	—
Amortization of intangible assets	291	295
Impairment of intangible assets	250	—
Total operating expenses	47,379	39,714
Operating loss	(638)	(2,834)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,159	1,093
Foreign exchange losses, net	4	1
Loss (gain) on change in fair value of debt	1,889	(2,528)
Equity in net (income) loss of investee	(2,385)	69
Total other expenses (revenues), net	667	(1,365)
Loss before income tax expense	(1,305)	(1,469)
Income tax expense	179	26
Net loss	(1,484)	(1,495)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	105	(39)
Less: dividends on preferred stock	121	82
Net loss attributable to common shareholders	$(1,710)	$(1,538)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.08)	$(0.08)
Diluted:	$(0.08)	$(0.08)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,458	19,710
Diluted:	21,458	19,710

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016

Net loss	$(1,484)	$(1,495)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(163)	275
Reclassification adjustment for amounts included in net loss	(507)	(432)
Other comprehensive loss	(670)	(157)
Comprehensive loss	(2,154)	(1,652)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	106	(39)
Comprehensive loss attributable to common shareholders	$(2,260)	$(1,613)
(1) Net of income tax expense of $0 and $0 for the three months ended March 31, 2017 and March 31,2016, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities:
Net loss	$(1,484)	$(1,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of investee	(2,385)	69
Equity in net (income) loss of limited liability investments	(300)	201
Loss on change in fair value of investments	122	387
Depreciation and amortization expense	1,440	425
Stock-based compensation expense, net of forfeitures	292	201
Net realized (gains) losses	(398)	171
Loss (gain) on change in fair value of debt	1,889	(2,528)
Deferred income taxes	(53)	22
Intangible asset impairment	250	—
Amortization of fixed maturities premiums and discounts	58	75
Amortization of note payable premium	(242)	—
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(2,236)	(5,434)
Other receivables, net	(2,322)	337
Reinsurance recoverable	105	246
Deferred acquisition costs, net	(504)	(1,297)
Unpaid loss and loss adjustment expenses	(5,736)	(2,601)
Unearned premiums	3,865	6,321
Reinsurance payable	—	127
Deferred service fees	130	452
Other, net	(323)	226
Net cash used in operating activities	(7,832)	(4,095)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,898	2,582
Proceeds from sales of equity investments	2,488	1,607
Purchases of fixed maturities	(2,731)	(8,443)
Purchases of equity investments	(675)	(1,541)
Net acquisitions of limited liability investments	(150)	(300)
Net proceeds from other investments	626	17
Net proceeds from (purchases of) short-term investments	250	(533)
Net purchases of property and equipment	(43)	(11)
Net cash provided by (used in) investing activities	5,663	(6,622)
Financing activities:
Principal payments on note payable	(619)	—
Net cash used in financing activities	(619)	—
Net decrease in cash and cash equivalents	(2,788)	(10,717)
Cash and cash equivalents at beginning of period	36,475	51,701
Cash and cash equivalents at end of period	$33,687	$40,984

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2016 Annual Report") for the year ended December 31, 2016.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and contingent consideration.
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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2016 Annual Report.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities while also eliminating the presumption a general partner should consolidate a limited partnership. Effective January 1, 2016, the Company adopted ASU 2015-02. The adoption of the standard did not affect the Company's consolidated financial statements.
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts ("ASU 2015-09"). ASU 2015-09 was issued to enhance disclosures about an entity’s insurance liabilities, including the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

nature, amount, timing and uncertainty of cash flows related to those liabilities. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. Except for the increased disclosure requirements, the adoption of ASU 2015-09 did not affect the Company's consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effects, by line item, if any, must be disclosed. Effective January 1, 2016, the Company adopted ASU 2015-16. The adoption of the standard did not affect the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 simplifies the transition to equity method accounting by requiring an equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016 and should be applied prospectively upon the effective date. Early adoption is permitted. Effective January 1, 2016, the Company adopted ASU 2016-07. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires, prospectively, all tax effects related to share-based payments be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. Effective January 1, 2017, the Company adopted ASU 2016-09. The adoption of the standard did not affect the Company's consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). Insurance contracts are not within the scope of ASU 2014-09; therefore, this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the potential effect of the adoption of ASU 2014-09 on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

accumulated other comprehensive loss. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net income (loss). Subsequent to adoption, ASU 2016-01 could have a significant effect on the Company's results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the potential effect of the adoption of ASU 2016-02 on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption of ASU 2016-15 is permitted. The Company does not believe the adoption of ASU 2016-15 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not believe the adoption of ASU 2017-04 will have a material effect on its consolidated financial statements.

NOTE 5 ACQUISITIONS AND DECONSOLIDATION
(a)     Acquisitions
CMC Industries, Inc.:

On July 14, 2016, the Company completed the acquisition of 81.0% of CMC Industries, Inc. ("CMC") for cash consideration of $1.5 million. As further discussed in Note 17, "Segmented Information," CMC is included in the Leased Real Estate segment. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. Effective beginning the first quarter of 2017, the Company executed a lease amendment between CMC and its tenant under which the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries (including the Property Owner), and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $61.0 million was recognized. The goodwill is not deductible for tax purposes. Separately identifiable intangible assets of $74.8 million were recognized resulting from the valuations of in-place lease and a tenant relationship. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The Mortgage was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. Refer to Note 11, "Debt," for further discussion of the Mortgage. The Company also recognized a below market lease liability of $0.9 million, which is included in accrued expenses and other liabilities. The below market lease liability resulted from the terms of the acquired operating lease contract being unfavorable relative to market terms of comparable leases on the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

date of acquisition. The below market lease liability is amortized on a straight-line basis over the remaining term of the lease, as determined at the acquisition date. Amortization of below market lease liabilities is included in rental income in the consolidated statements of operations.
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
(b)     Deconsolidation
1347 Investors LLC:
At June 30, 2016, the Company owned 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital Corp., which was reflected in investment in investee in the consolidated balance sheets. 1347 Capital Corp., which completed an initial public offering on July 21, 2014 and had 24 months from the date of the initial public offering to complete a successful business combination, was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
On March 23, 2016, 1347 Capital Corp. announced the signing of a definitive agreement with Limbach Holdings LLC ("Limbach"), in which 1347 Capital Corp. would merge with Limbach. On July 21, 2016, Limbach announced the closing of the previously announced merger, and 1347 Capital Corp. was renamed Limbach Holdings, Inc. As a result of this transaction, the Company's ownership percentage in 1347 Investors was reduced to 26.7% at the transaction date. Subsequent to the transaction date, the Company is accounting for its remaining noncontrolling investment in 1347 Investors at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at March 31, 2017 and December 31, 2016 are summarized in the tables shown below:

(in thousands)	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$26,541	$19	$170	$26,390
States, municipalities and political subdivisions	4,157	7	39	4,125
Mortgage-backed	8,424	10	109	8,325
Asset-backed securities and collateralized mortgage obligations	2,720	3	8	2,715
Corporate	17,094	100	109	17,085
Total fixed maturities	58,936	139	435	58,640
Equity investments:
Common stock	16,027	3,569	432	19,164
Warrants - publicly traded	443	126	73	496
Warrants - not publicly traded	960	425	—	1,385
Total equity investments	17,430	4,120	505	21,045
Total fixed maturities and equity investments	$76,366	$4,259	$940	$79,685

(in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$22	$186	$28,148
States, municipalities and political subdivisions	3,131	1	44	3,088
Mortgage-backed	8,610	12	116	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	4	5	3,467
Corporate	18,615	94	154	18,555
Total fixed maturities	62,136	133	505	61,764
Equity investments:
Common stock	17,701	4,156	431	21,426
Warrants - publicly traded	438	279	53	664
Warrants - not publicly traded	960	180	—	1,140
Total equity investments	19,099	4,615	484	23,230
Total fixed maturities and equity investments	$81,235	$4,748	$989	$84,994

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

Net unrealized gains and losses in the tables above are reported as other comprehensive loss with the exception of net unrealized gains of $0.4 million, at March 31, 2017, and $0.2 million, at December 31, 2016, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at March 31, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,114	$7,105
Due after one year through five years	42,023	41,850
Due after five years through ten years	3,476	3,432
Due after ten years	6,323	6,253
Total	$58,936	$58,640

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of March 31, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$20,043	$170	$—	$—	$20,043	$170
States, municipalities and political subdivisions	2,233	39	—	—	2,233	39
Mortgage-backed	6,572	107	222	2	6,794	109
Asset-backed securities and collateralized mortgage obligations	1,753	8	9	—	1,762	8
Corporate	8,764	109	—	—	8,764	109
Total fixed maturities	39,365	433	231	2	39,596	435
Equity investments:
Common stock	1,282	209	164	223	1,446	432
Warrants	231	27	1	46	232	73
Total equity investments	1,513	236	165	269	1,678	505
Total	$40,878	$669	$396	$271	$41,274	$940

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

(in thousands)					December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$18,509	$186	$—	$—	$18,509	$186
States, municipalities and political subdivisions	2,594	44	—	—	2,594	44
Mortgage-backed	7,709	116	58	—	7,767	116
Asset-backed securities and collateralized mortgage obligations	1,830	5	44	—	1,874	5
Corporate	10,956	154	—	—	10,956	154
Total fixed maturities	41,598	505	102	—	41,700	505
Equity investments:
Common stock	900	293	868	138	1,768	431
Warrants	31	20	—	33	31	53
Total equity investments	931	313	868	171	1,799	484
Total	$42,529	$818	$970	$171	$43,499	$989
Fixed maturities and equity investments contain approximately 174 and 173 individual investments that were in unrealized loss positions as of March 31, 2017 and December 31, 2016, respectively.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances management believes may affect the recoverability of the unrealized loss positions;

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2017 and March 31, 2016.
The Company has reviewed currently available information regarding investments with estimated fair values less than their carrying amounts and believes these unrealized losses are not other-than-temporary and are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell those investments, and it is not likely it will be required to sell those investments before recovery of its amortized cost.
The Company does not have any exposure to subprime mortgage-backed investments.
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2017 and December 31, 2016, the carrying value of limited liability investments totaled $23.4 million and $23.0 million, respectively. At March 31, 2017, the Company has unfunded commitments totaling $1.6 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income (loss).
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. In connection with the deconsolidation of 1347 Investors during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company made an irrevocable election to account for this investment at fair value. As of March 31, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and $10.7 million, respectively. At March 31, 2017, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of March 31, 2017 and December 31, 2016, the carrying value of other investments totaled $7.3 million and $8.0 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under either of the performance share grant agreements as of March 31, 2017. Refer to Note 18, "Fair Value of Financial Instruments," for further details regarding the performance shares.
Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the three months ended March 31, 2017 and March 31, 2016, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Gross realized gains	$424	$34
Gross realized losses	(26)	(205)
Net realized gains (losses)	$398	$(171)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

Net investment income (loss) for the three months ended March 31, 2017 and March 31, 2016, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Investment income (loss):
Interest from fixed maturities	$206	$218
Dividends	142	266
Income (loss) from limited liability investments	300	(201)
Loss on change in fair value of limited liability investment, at fair value	(367)	—
Gain (loss) on change in fair value of warrants - not publicly traded	245	(387)
Other	210	39
Gross investment income (loss)	736	(65)
Investment expenses	(33)	(7)
Net investment income (loss)	$703	$(72)
Fixed maturities and short-term investments with an estimated fair value of $13.1 million and $13.1 million were on deposit with state and provincial regulatory authorities at March 31, 2017 and December 31, 2016, respectively. From time to time, the Company pledges investments to third-parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $17.4 million and $16.4 million at March 31, 2017 and December 31, 2016, respectively.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined its investment in the common stock of ICL qualified for the equity method of accounting and, thus, is included in investment in investee in the consolidated balance sheets at March 31, 2017 and December 31, 2016. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in ICL at March 31, 2017 and December 31, 2016 were as follows:

(in thousands, except for percentages)
	March 31, 2017			December 31, 2016
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	31.2%	$3,646	$5,501	31.2%	$4,251	$3,116

The estimated fair value of the Company's investment in ICL at March 31, 2017 in the table above is calculated based on the published closing price of ICL at December 31, 2016 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at March 31, 2017 is $4.2 million.
For the three months ended March 31, 2017, equity in net income of investee of $2.4 million relates to the Company's investment in ICL. The Company previously had an investment in the common stock and private units of 1347 Capital Corp., which was included in investment in investee in the consolidated balance sheet at March 31, 2016. For the three months ended March 31, 2016, equity in net loss of investee of $0.1 million relates to the Company's investment in 1347 Capital Corp.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2017 and March 31, 2016, respectively, are comprised as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Beginning balance, net	$13,609	$12,143
Additions	7,687	7,589
Amortization	(7,183)	(6,292)
Balance at March 31, net	$14,113	$13,440
NOTE 9 INTANGIBLE ASSETS
Intangible assets at March 31, 2017 and December 31, 2016 are comprised as follows:

(in thousands)		March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,152	$2,766
Vehicle service agreements in-force	3,680	3,576	104
Customer relationships	3,611	1,633	1,978
In-place lease	1,125	45	1,080
Contract-based revenues	731	65	666
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$7,471	$88,477

(in thousands)		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,029	$2,889
Vehicle service agreements in-force	3,680	3,554	126
Customer relationships	3,611	1,521	2,090
In-place lease	1,125	29	1,096
Contract-based revenues	731	48	683
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$96,198	$7,181	$89,017
As further discussed in Note 5, "Acquisitions and Deconsolidation," during 2016, the Company recorded $74.8 million of separately identifiable intangible assets related to in-place lease and tenant relationship, as part of the acquisition of CMC. The in-place lease intangible asset of $1.1 million is being amortized on a straight-line basis over its estimated useful life of approximately 18 years, which is based on the term of the existing operating lease. The tenant relationship intangible asset of $73.7 million relates to a single long-term tenant relationship. The Company has determined there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of the tenant relationship; therefore, the tenant relationship intangible asset is deemed to have an indefinite useful life and is not amortized.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

As further discussed in Note 5, "Acquisitions and Deconsolidation," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to fifteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. During the first quarter of 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota Insurance Company ("Mendota") and Mendakota Insurance Company ("Mendakota") surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2017 and March 31, 2016 were as follows:

(in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period, gross	$53,795	$55,471
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207
Balance at beginning of period, net	53,114	54,264
Incurred related to:
Current year	24,979	22,039
Prior years	212	91
Paid related to:
Current year	(7,225)	(7,036)
Prior years	(23,468)	(17,517)
Balance at end of period, net	47,612	51,841
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	589	1,029
Balance at end of period, gross	$48,201	$52,870
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $0.2 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The unfavorable development for the three months ended March 31, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The unfavorable development reported for the three months ended March 31, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota.
(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2017 and March 31, 2016 were as follows:

(in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$2,915	$2,975
Incurred related to:
Current year	1,219	1,367
Prior years	—	—
Paid related to:
Current year	(1,225)	(1,233)
Prior years	(136)	(134)
Balance at end of period	$2,773	$2,975

NOTE 11 DEBT
Debt consists of the following instruments at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017			December 31, 2016
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$178,162	$189,213	$186,924	$178,781	$190,074	$190,074
Subordinated debt	90,500	45,508	45,508	90,500	43,619	43,619
Total	$268,662	$234,721	$232,432	$269,281	$233,693	$233,693

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

As further discussed in Note 5, "Acquisitions and Deconsolidation," as part of the acquisition of CMC, the Mortgage, which is recorded as note payable in the consolidated balance sheets, was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities.

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 18, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Subordinated debt consists of the following trust preferred debt instruments:

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

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the five-year lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount. At the end of the lease term, the Company will no longer have continuing involvement with the property and will then recognize the sale of the property as well as the gain of approximately $1.1 million that will result from removing the net book value of the land and building and finance lease obligation liability from the consolidated balance sheets. At March 31, 2017 and December 31, 2016, finance lease obligation liability of $5.1 million and $5.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At March 31, 2017 and December 31, 2016, the carrying value of the land and building of $4.7 million and $4.8 million, respectively, is included in property and equipment in the consolidated balance sheets.

NOTE 13 INCOME TAXES
Income tax expense for the three months ended March 31, 2017 and March 31, 2016, respectively, varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2017	2016
Income tax benefit at United States statutory income tax rate	$(444)	$(499)
Valuation allowance	544	389
Change in unrecognized tax benefits	212	—
Foreign operations subject to different tax rates	(139)	36
Other	6	100
Income tax expense	$179	$26

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2017 and December 31, 2016. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2017 and December 31, 2016 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below.
The Company carries a deferred income tax liability of $48.7 million and $48.7 million at March 31, 2017 and December 31, 2016, respectively. At each of March 31, 2017 and December 31, 2016, $13.4 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $35.3 million relates to land and indefinite lived intangible assets. The Company considered a tax planning strategy in arriving at its March 31, 2017 and December 31, 2016 deferred income tax liability.
As of March 31, 2017 and December 31, 2016, the Company carried a liability for unrecognized tax benefits of $1.3 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2017 and March 31, 2016, the Company recognized an expense for interest and penalties of $0.2 million and zero, respectively. At March 31, 2017 and December 31, 2016, the Company carried an accrual for the payment of interest and penalties of $0.6 million and $0.4 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 14 LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three months ended March 31, 2017 and March 31, 2016:

(in thousands, except per share data)	Three months ended March 31,
	2017	2016
Numerator:
Net loss	$(1,484)	$(1,495)
(Less) plus: net (income) loss attributable to noncontrolling interests	(105)	39
Less: dividends on preferred stock	(121)	(82)
Net loss attributable to common shareholders	$(1,710)	$(1,538)
Denominator:
Weighted-average common shares outstanding	21,458	19,710
Effect of potentially dilutive securities	—	—
Weighted-average diluted shares	21,458	19,710
Basic loss per share	$(0.08)	$(0.08)
Diluted loss per share	$(0.08)	$(0.08)
Basic loss per share is calculated using weighted-average common shares outstanding. Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a net loss for the three months ended March 31, 2017 and March 31, 2016, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2017:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2016	651,875	$4.51	1.4	$1,134
Granted	—	—
Expired	—	—
Outstanding at March 31, 2017	651,875	$4.51	1.1	$841
Exercisable at March 31, 2017	651,875	$4.51	1.1	$841
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2017 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2017.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company. The Restricted Stock Awards vest after a ten-year period and are subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at March 31, 2017 was $5.7 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the three months ended March 31, 2017:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at March 31, 2017	1,952,665	$4.14
(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at March 31, 2017 was $2.6 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the three months ended March 31, 2017:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2017	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below detail the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and March 31, 2016 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2017 and March 31, 2016 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended March 31, 2017
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(164)	—	(164)
Amounts reclassified from accumulated other comprehensive loss	(507)	—	(507)
Net current-period other comprehensive loss	(671)	—	(671)

Balance at March 31, 2017	$2,901	$(3,780)	$(879)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

(in thousands)		Three months ended March 31, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2016	$1,294	$(3,780)	$(2,486)

Other comprehensive income arising during the period	275	—	275
Amounts reclassified from accumulated other comprehensive loss	(432)	—	(432)
Net current-period other comprehensive loss	(157)	—	(157)

Balance at March 31, 2016	$1,137	$(3,780)	$(2,643)
Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016:

(in thousands)	Three months ended March 31,
	2017	2016
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains (losses)	$507	$432
Other-than-temporary impairment loss	—	—
Loss before income tax expense	507	432
Income tax expense	—	—
Net loss	$507	$432
NOTE 17 SEGMENTED INFORMATION
The Company operates as a merchant bank primarily engaged, through its subsidiaries, in the property and casualty insurance business. The Company conducts its business through the following three reportable segments: Insurance Underwriting, Insurance Services and Leased Real Estate.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan that was approved by its respective state of domicile. Kingsway continues to manage Amigo and MCC in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
Insurance Services Segment
Insurance Services includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity") (collectively, "Insurance Services").

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states to their members.
Trinity is a provider of warranty products and maintenance support to consumers and businesses in the heating, ventilation, air conditioning, standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns the Real Property, which is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

Revenues and Operating Income (Loss) by Reportable Segment
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the unaudited consolidated interim financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2017 and March 31, 2016 were:

(in thousands)	Three months ended March 31,
	2017	2016
Revenues:
Insurance Underwriting:
Net premiums earned	$32,922	$29,427
Other income	2,473	2,273
Total Insurance Underwriting	35,395	31,700
Insurance Services:
Service fee and commission income	6,562	5,322
Other income	85	54
Total Insurance Services	6,647	5,376
Leased Real Estate:
Rental income	3,341	—
Other income	212	—
Total Leased Real Estate	3,553	—
Total segment revenues	45,595	37,076
Net investment income (loss)	703	(72)
Net realized gains (losses)	398	(171)
Other income not allocated to segments	45	47
Total revenues	$46,741	$36,880

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

The operating income (loss) by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income (loss) reconciled to the consolidated net loss for the three months ended March 31, 2017 and March 31, 2016 were:

(in thousands)	Three months ended March 31,
	2017	2016
Segment operating income (loss):
Insurance Underwriting	$(742)	$(239)
Insurance Services	586	(156)
Leased Real Estate	918	—
Total segment operating income (loss)	762	(395)
Net investment income (loss)	703	(72)
Net realized gains (losses)	398	(171)
Amortization of intangible assets	(291)	(295)
Impairment of intangible assets	(250)	—
Interest expense not allocated to segments	(1,159)	(1,093)
Other income and expenses not allocated to segments, net	(1,960)	(1,901)
Foreign exchange losses, net	(4)	(1)
(Loss) gain on change in fair value of debt	(1,889)	2,528
Equity in net income (loss) of investee	2,385	(69)
Loss before income tax expense	(1,305)	(1,469)
Income tax expense	179	26
Net loss	$(1,484)	$(1,495)
Insurance Underwriting net premiums earned by line of business for the three months ended March 31, 2017 and March 31, 2016 were:

(in thousands)	Three months ended March 31,
	2017	2016
Insurance Underwriting:
Private passenger auto liability	$22,376	$20,075
Auto physical damage	10,546	9,352
Total net premiums earned	$32,922	$29,427
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

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
Limited liability investment, at fair value - The fair value of the limited liability investment, at fair value is calculated based on an internally developed model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 6, "Investments," for further details regarding the performance shares.
Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.
Contingent consideration - The consideration for certain of the Company's acquisitions includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the unaudited consolidated statements of operations as contingent consideration expense. The maximum the Company can pay in future contingent payments is $2.4 million, on an undiscounted basis.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 was as follows:

(in thousands)			March 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$26,390	$—	$26,390	$—
States, municipalities and political subdivisions	4,125	—	4,125	—
Mortgage-backed	8,325	—	8,325	—
Asset-backed securities and collateralized mortgage obligations	2,715	—	2,715	—
Corporate	17,085	—	17,085	—
Total fixed maturities	58,640	—	58,640	—
Equity investments:
Common stock	19,164	19,164	—	—
Warrants	1,881	496	1,385	—
Total equity investments	21,045	19,660	1,385	—
Limited liability investment, at fair value	10,333	—	10,333	—
Other investments	7,349	—	7,349	—
Short-term investments	151	—	151	—
Total assets	$97,518	$19,660	$77,858	$—

Liabilities:
Subordinated debt	$45,508	$—	$45,508	$—
Contingent consideration	325	—	—	325
Total liabilities	$45,833	$—	$45,508	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

(in thousands)			December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$28,148	$—	$28,148	$—
States municipalities and political subdivisions	3,088	—	3,088	—
Mortgage-backed	8,506	—	8,506	—
Asset-backed securities and collateralized mortgage obligations	3,467	—	3,467	—
Corporate	18,555	—	18,555	—
Total fixed maturities	61,764	—	61,764	—
Equity investments:
Common stock	21,426	21,426	—	—
Warrants	1,804	664	1,140	—
Total equity investments	23,230	22,090	1,140	—
Limited liability investment, at fair value	10,700	—	10,700	—
Other investments	7,975	—	7,975	—
Short-term investments	401	—	401	—
Total assets	$104,070	$22,090	$81,980	$—

Liabilities:
Subordinated debt	$43,619	$—	$43,619	$—
Contingent consideration	325	—	—	325
Total liabilities	$43,944	$—	$43,619	$325

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2017 and March 31, 2016:

(in thousands)	Three months ended March 31,
	2017	2016
Contingent consideration:
Beginning balance	$325	$1,982
Change in fair value of contingent consideration included in net loss	—	—
Ending balance	$325	$1,982

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2017

NOTE 19 RELATED PARTY TRANSACTIONS

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Management believes consideration paid for such services in each case approximates fair value. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party transactions.
On April 20, 2016, John T. Fitzgerald, the Managing Member of Argo, joined the Company as an Executive Vice President. As part of the agreement to purchase Argo, Mr. Fitzgerald received 160,000 common shares of the Company. On April 21, 2016, the Board of Directors appointed Mr. Fitzgerald as a new director. Pursuant to a Restricted Stock Unit Agreement dated August 24, 2016, the Company granted 500,000 restricted stock units to Mr. Fitzgerald.

On December 14, 2016, the Company sold 100,000 shares of PIH common stock to Ballantyne Strong, Inc. ("Ballantyne") at a price of $7.57 per share. Kyle Cerminara is the Chief Executive Officer of Ballantyne and Fundamental Global Investors ("FGI"). FGI is a greater than 5% shareholder of the Company.

NOTE 20 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible an individual action may result in a loss having a material adverse effect on the Company's financial condition or results of operations.
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third-party for customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2017. No assurances can be given the Company will not be required to perform under this agreement in a manner that has a material adverse effect on the Company's business, results of operations and financial condition.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments. At March 31, 2017, the unfunded commitment was $1.6 million.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. For the three months ended March 31, 2017, production in the following states represented 88.1% of the Company's gross premiums written: Florida (26.9%), Texas (18.1%), Nevada (11.8%), California (11.2%), Illinois (10.3%) and Colorado (9.8%). For the three months ended March 31, 2017, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
The Company previously placed Amigo and MCC into voluntary run-off in 2012 and 2011, respectively. Each of Amigo and MCC entered into a comprehensive run-off plan that was approved by its respective state of domicile. Kingsway continues to manage Amigo and MCC in a manner consistent with the run-off plans. During the first quarter of 2015, MCC sent a letter of intent to the Illinois Department of Insurance to resume writing private passenger automobile policies in the state of Illinois.  MCC began writing these policies on April 1, 2015.
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
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"), which was acquired on July 14, 2016. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures we believe are valuable in managing our business and drawing comparisons to our peers. These measures are segment operating income (loss), gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax expense that, in addition to segment operating income (loss), includes net investment income (loss), net realized gains (losses), amortization of intangible assets, impairment of intangible assets, interest expense not allocated to segments, other income not allocated to segments, general and administrative expenses, foreign exchange losses, net, (loss) gain on change in fair value of debt and equity in net income (loss) of investee. A reconciliation of segment operating income (loss) to loss before income tax expense for the three months ended March 31, 2017 and 2016 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
Gross Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the unaudited consolidated statements of operations, gross premiums written is the component of net premiums earned that measures insurance business produced before the effect of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in Insurance Underwriting.
Net Premiums Written
While net premiums earned is the related U.S. GAAP measure used in the unaudited consolidated statements of operations, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the effect of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in Insurance Underwriting.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and contingent consideration.

KINGSWAY FINANCIAL SERVICES INC.

The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Annual Report. There has been no material change subsequent to December 31, 2016 to the information previously disclosed in the 2016 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF OPERATIONS
A reconciliation of total segment operating income (loss) to net loss for the three months ended March 31, 2017 and 2016 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
For the three months ended March 31 (in thousands of dollars)

	Three months ended March 31,
	2017	2016	Change
Segment operating income (loss):
Insurance Underwriting	(742)	(239)	(503)
Insurance Services	586	(156)	742
Leased Real Estate	918	—	918
Total segment operating income (loss)	762	(395)	1,157
Net investment income (loss)	703	(72)	775
Net realized gains (losses)	398	(171)	569
Amortization of intangible assets	(291)	(295)	4
Impairment of intangible assets	(250)	—	(250)
Interest expense not allocated to segments	(1,159)	(1,093)	(66)
Other income and expenses not allocated to segments, net	(1,960)	(1,901)	(59)
Foreign exchange losses, net	(4)	(1)	(3)
(Loss) gain on change in fair value of debt	(1,889)	2,528	(4,417)
Equity in net income (loss) of investee	2,385	(69)	2,454
Loss before income tax expense	(1,305)	(1,469)	164
Income tax expense	179	26	153
Net loss	(1,484)	(1,495)	11
Net Loss
In the first quarter of 2017, we reported net loss of $1.5 million compared to $1.5 million in the first quarter of 2016. The net loss for the three months ended March 31, 2017 is primarily attributable to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments, and loss on change in fair value of debt, partially offset by operating income in Insurance Services and Leased Real Estate, net investment income and equity in net income of investee. The net loss for the three months ended March 31, 2016 is primarily attributable to operating loss in Insurance Underwriting and Insurance Services, interest expense not allocated to segments, and other income and expenses not allocated to segments, partially offset by gain on change in fair value of debt.
Insurance Underwriting
In the first quarter of 2017, Insurance Underwriting gross premiums written were $36.8 million compared to $35.8 million in the first quarter of 2016, representing a 2.8% increase. Net premiums written increased 3.4% to $36.8 million in the first quarter of 2017 compared with $35.6 million in the first quarter of 2016. Net premiums earned increased 11.9% to $32.9 million in the first quarter of 2017 compared with $29.4 million in the first quarter of 2016. The increases in gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2017, compared to the same period in 2016, reflect a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company recorded increased premiums written in California, Nevada, Colorado and Mississippi while reducing premiums written in Illinois and Arkansas during the first quarter of 2017 compared to the first quarter of 2016.

KINGSWAY FINANCIAL SERVICES INC.

The Insurance Underwriting operating loss was $0.7 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016. The increase in operating loss is primarily attributable to an increase in general and administrative expenses because of severance expense recorded for the three months ended March 31, 2017 compared to the same period in 2016.
The Insurance Underwriting loss and loss adjustment expense ratio for the first quarter of 2017 was 76.5% compared to 75.2% for the first quarter of 2016. The increase in the loss and loss adjustment expense ratio is consistent with the higher loss and loss adjustment ratio experienced by Insurance Underwriting at the end of 2016 compared to the three-month period ended March 31, 2016.
The Insurance Underwriting expense ratio was 25.9% for the first quarter of 2017 compared to 26.0% for the first quarter of 2016. Increased net premiums earned and policy fee income in the first quarter of 2017 offset the effect of higher expenses in the first quarter of 2017, leaving the expense ratio essentially unchanged for the three months ended March 31, 2017, compared to the same period in 2016. The Insurance Underwriting expense ratio includes policy fee income of $2.4 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.
The Insurance Underwriting combined ratio was 102.4% in the first quarter of 2017 compared with 101.2% in the first quarter of 2016, reflecting the dynamics that affected the loss and loss adjustment expense ratio and expense ratio.
Insurance Services
The Insurance Services service fee and commission income increased 24.5% to $6.6 million for the three months ended March 31, 2017 compared with $5.3 million for the three months ended March 31, 2016. This increase is due to increased service fee and commission income at both IWS and Trinity. The Insurance Services operating income was $0.6 million for the three months ended March 31, 2017 compared with operating loss of $0.2 million for the three months ended March 31, 2016. The increase in operating income is primarily due to increased service fee and commission income at both IWS and Trinity, partially offset by an increase in cost of services sold at Trinity for the three months ended March 31, 2017, associated with its increased service fee and commission income, compared to the same period in 2016.
Leased Real Estate
In the first quarter of 2017, Leased Real Estate rental income was $3.3 million compared to zero in the first quarter of 2016. The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The Leased Real Estate operating income was $0.9 million for the three months ended March 31, 2017 compared with zero for the three months ended March 31, 2016. Leased Real Estate operating income includes interest expense of $1.6 million and zero for the three months ended March 31, 2017 and 2016, respectively. See "Investments" section below for further discussion.
Net Investment Income (Loss)
Net investment income was $0.7 million in the first quarter of 2017 compared to net investment loss of $0.1 million in the first quarter of 2016. The increase for the three months ended March 31, 2017 is primarily due an increase in income from limited liability investments and fair value of warrants not publicly traded, partially offset by a loss on change in fair value of limited liability investment, at fair value.
Net Realized Gains (Losses)
Net realized gains were $0.4 million in the first quarter of 2017 compared to net realized losses of $0.2 million in the first quarter of 2016. The net realized gains and net realized losses for the three months ended March 31, 2017 and 2016, respectively, resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the first quarter of 2017 compared to $0.3 million in the first quarter of 2016.
Impairment of Intangible Assets
During the first quarter of 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets during the first quarter of 2016.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the first quarter of 2017 was $1.2 million compared to $1.1 million in the first quarter of 2016. The increase for the three months ended March 31, 2017 is attributable to an increase in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") for the three months ended March 31, 2017 compared to the same period in 2016. The subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.0 million in the first quarter of 2017 compared to $1.9 million in the first quarter of 2016. The increase in net expense is primarily the result of more general expense for professional fees and employee benefits, offset by less general expense for salaries during the three months ended March 31, 2017 compared to the same period in 2016.
Foreign Exchange Losses, Net
During the first quarter of 2017, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.0 million in the first quarter of 2016.
(Loss) Gain on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $1.9 million in the first quarter of 2017 compared to a gain of $2.5 million in the first quarter of 2016. The loss for the first quarter of 2017 is due to an increase in the fair value of the subordinated debt, whereas the gain for the first quarter of 2016 is due to a decrease in the fair value of the subordinated debt. See "Debt" section below for further information.
Equity in Net Income (Loss) of Investee
Equity in net income of investee for the first quarter of 2017 of $2.4 million relates to the Company's investment in Itasca Capital Ltd. Equity in net loss of investee for the first quarter of 2016 of $0.1 million relates to the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the first quarter of 2017 was $0.2 million compared to $0.0 million in the first quarter of 2016. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2017 and March 31, 2016, respectively.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At March 31, 2017, we held cash and cash equivalents and investments with a carrying value of $154.6 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2017	% of Total	December 31, 2016	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	26,390	17.1%	28,148	17.2%
States, municipalities and political subdivisions	4,125	2.7%	3,088	1.9%
Mortgage-backed	8,325	5.4%	8,506	5.2%
Asset-backed securities and collateralized mortgage obligations	2,715	1.8%	3,467	2.1%
Corporate	17,085	11.0%	18,555	11.3%
Total fixed maturities	58,640	38.0%	61,764	37.7%
Equity investments:
Common stock	19,164	12.4%	21,426	13.1%
Warrants	1,881	1.2%	1,804	1.1%
Total equity investments	21,045	13.6%	23,230	14.2%
Limited liability investments	23,424	15.1%	22,974	14.0%
Limited liability investment, at fair value	10,333	6.7%	10,700	6.5%
Other investments	7,349	4.7%	7,975	4.9%
Short-term investments	151	0.1%	401	0.2%
Total investments	120,942	78.2%	127,044	77.5%
Cash and cash equivalents	33,687	21.8%	36,475	22.5%
Total	154,629	100.0%	163,519	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2017 and March 31, 2016.
The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and the respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of a fixed maturity investment where the investment manager determines there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell a fixed maturity investment at a loss.
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
At March 31, 2017 and December 31, 2016, the gross unrealized losses for fixed maturities and equity investments amounted to $0.9 million and $1.0 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC.

Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 3 below presents additional information pertaining to the limited liability investments at March 31, 2017 and December 31, 2016.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	March 31, 2017	December 31, 2016
Triple net lease limited liability investments	12,608	12,190
Other real estate related limited liability investments	3,817	3,904
Non-real estate limited liability investments	6,999	6,880
Total	23,424	22,974
Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s net loss for the three months ended March 31, 2017 and March 31, 2016.

TABLE 4 Income from triple net lease investments included in net loss
(in thousands of dollars)

	Three months ended March 31,
	2017	2016
Income from triple net lease limited liability investments	418	134
Income from CMC operations	673	—
Total income included in net loss as a result of triple net lease investments and CMC acquisition	1,091	134
The Company has been increasing its exposure to triple net lease investments. These can take the form of limited liability investments as well as the Company’s investment in CMC. See Note 5, "Acquisitions and Deconsolidation," to the unaudited consolidated interim financial statements.
Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income (loss).
Income from CMC operations is consolidated and, for the three months ended March 31, 2017, is comprised of Leased Real Estate segment operating income of $0.9 million, amortization of intangible assets of $0.0 million and income tax expense of $0.2 million.
With respect to CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage and depreciation and amortization of certain of the assets acquired. Over the next four years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $2.7 to $3.1 million per year related to its ownership of CMC. This estimated range is higher than what was estimated in the Company's 2016 Annual Report to reflect the approximately $1.4 million of additional rental income we expect to record each year as a result of a lease amendment executed between CMC and its tenant, effective beginning the first quarter of 2017, under which the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). In the Company's 2016 Annual Report, the Company stated it does not expect any positive cash flow to be available from its ownership of CMC because all cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. Because of the

KINGSWAY FINANCIAL SERVICES INC.

Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, remains likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company owns 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment income (loss) in the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and $10.7 million, respectively.
The fair value of this investment is calculated based on an internally developed model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $0.4 million and zero related to this investment for the three months ended March 31, 2017 and March 31, 2016, respectively.

PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Property and casualty unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported ("IBNR") loss events and the related estimated loss adjustment expenses.
Tables 5 and 6 present distributions, by line of business, of the provision for property and casualty unpaid loss and loss adjustment expenses gross and net of external reinsurance, respectively.
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2017	December 31, 2016
Non-standard automobile	46,738	52,115
Commercial automobile	719	918
Other	744	762
Total	48,201	53,795
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable(in thousands of dollars)

Line of Business	March 31, 2017	December 31, 2016
Non-standard automobile	46,211	51,497
Commercial automobile	657	855
Other	744	762
Total	47,612	53,114
Non-Standard Automobile
At March 31, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $46.7 million and $52.1 million, respectively. The decrease is primarily due to a decrease in unpaid loss and loss adjustment expenses at Mendota.
Commercial Automobile
At March 31, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.7 million and $0.9 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 7.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Increase in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2017	2016
Unfavorable change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years	212	91
For the three months ended March 31, 2017, the Company reported $0.2 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years compared with unfavorable development of $0.1 million for the three months ended March 31, 2016. The unfavorable development reported for the three months ended March 31, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The unfavorable development reported for the three months ended March 31, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
DEBT
Note Payable
As part of the acquisition of CMC in July 2016, the Company assumed the Mortgage and recorded the Mortgage at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method.

Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
The Company's subordinated debt is measured and reported at fair value. At March 31, 2017, the carrying value of the subordinated debt is $45.5 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the three months ended March 31, 2017, the Company experienced an increase in the credit spread assumption developed by the third-party and changes in the market observable swap rates. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing fair value while an increase in the risk-free swap rates has the effect of decreasing fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2017, along with the passage of time, contributed to the $1.9 million increase in fair value of the Company’s subordinated debt between December 31, 2016 and March 31, 2017. This increase in fair value is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Though the changes in the model assumptions will continue to introduce volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, the fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts. As a result,

KINGSWAY FINANCIAL SERVICES INC.

it should be expected the Company, on average, will continue to report quarterly and annual losses on changes in fair value of debt and from time to time these quarterly and annual losses may be material to the Company’s results of operations.

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
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities and income and other returns received on investments or from the sale of investments. Cash provided from these sources is used primarily for making investments and for loss and loss adjustment expense payments, debt servicing and other operating expenses. The timing and amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows
During the three months ended March 31, 2017, the Company reported on the unaudited consolidated statements of cash flows $7.8 million of net cash used in operating activities. The reconciliation between the Company's reported net loss of $1.5 million and the net cash used in operating activities of $7.8 million can be explained primarily by the equity in net income of investee of $2.4 million, the increase in premiums and service fee receivable of $2.2 million, the increase in other receivables of $2.3 million and the decrease in the provision for unpaid loss and loss adjustment expenses of $5.7 million, partially offset by the increase in unearned premiums of $3.9 million and the loss on change in fair value of debt of $1.9 million.
During the three months ended March 31, 2017, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $5.7 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments, other investments and short-term investments in excess of purchases of fixed maturities, equity investments and limited liability investments.
During the three months ended March 31, 2017, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $0.6 million. This use of cash is primarily attributed to principal repayments of $0.6 million on the Mortgage.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the three months ended March 31, 2017 was $2.8 million.
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
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2017, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.

KINGSWAY FINANCIAL SERVICES INC.

In the Company’s 2016 Annual Report, the Company stated it does not expect any positive cash flow to be available from its ownership of CMC because all cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, to help the Company meet its holding company obligations remains likely to occur only upon the occurrence of one of the three events described in the next paragraph that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.

Pursuant to the terms of the management services agreement entered into at the closing of the acquisition of CMC, an affiliate of the seller (the "Service Provider") will provide certain services to CMC and its subsidiaries in exchange for service fees. Such services (collectively, the "Services") will include (i) causing an affiliate of the Service Provider to guaranty certain obligations of the Property Owner (pursuant to an Indemnity and Guaranty Agreement between such affiliate and the holder of the Mortgage (the "Mortgagor")), (ii) providing certain individuals to serve as members of the board of directors and/or certain executive officers of CMC and/or its subsidiaries and (iii) providing asset management services with respect to the Real Property. In exchange for the Services, the Property Owner will pay certain fees to the Service Provider. The payment of such service fees may be triggered by (i) a sale of the Real Property, (ii) a restructuring of the lease to which the Real Property is subject or (iii) a refinancing or restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event). The Lease Amendment has not triggered the payment of service fees to the Service Provider.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $11.7 million and $14.9 million at March 31, 2017 and December 31, 2016, respectively. These amounts are reflected in the cash and cash equivalents of $33.7 million and $36.5 million reported at March 31, 2017 and December 31, 2016, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Insurance Services and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $11.7 million at March 31, 2017 represents approximately 14 months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company.
While the Company believes it has sources of liquidity available to allow it to continue to meet its holding company obligations, there can be no assurance such sources of liquidity will be available when needed.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of March 31, 2017, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has an off-balance sheet arrangement related to a guarantee, which is further described in Note 21, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. We have exposure to market risk through our investment activities and our financing activities.
Given our U.S. operations typically invest in U.S. dollar denominated fixed maturity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates. Periodic changes in interest rate levels generally affect our financial results to the extent the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market values of the existing fixed maturities will generally decrease. The reverse is true during periods of declining interest rates.
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. Our goal is to maximize the total after-tax return on all of our investments. An important strategy we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay loss and loss adjustment expenses.

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2017 and December 31, 2016.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	March 31, 2017	% of Total	December 31, 2016	% of Total
Due in less than one year	7,105	12.1%	6,561	10.6%
Due in one through five years	41,850	71.4%	40,750	66.0%
Due after five through ten years	3,432	5.8%	4,552	7.4%
Due after ten years	6,253	10.7%	9,901	16.0%
Total	58,640	100.0%	61,764	100.0%

At March 31, 2017, 83.5% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at March 31, 2017 and December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
March 31, 2017:
Estimated fair value	$60,093	$58,640	$57,187
Estimated increase (decrease) in fair value	$1,453	$—	$(1,453)

December 31, 2016:
Estimated fair value	$63,303	$61,764	$60,225
Estimated increase (decrease) in fair value	$1,539	$—	$(1,539)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of March 31, 2017, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
Equity Risk
Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices results from our holdings of common stock. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques and by continuously evaluating market conditions.

Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from our positions in short-term investments, corporate debt instruments and government bonds.
The Investment Committee of the Board of Directors is responsible for the oversight of key investment policies and limits. These policies and limits are subject to annual review and approval by the Investment Committee. The Investment Committee is also responsible for ensuring these policies are implemented and procedures are in place to manage and control credit risk.
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2017 and December 31, 2016, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 89.7% of those investments rated 'A' or better at March 31, 2017. 'Not Rated' in Table 10 below represents $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc. ("PIH"), redeemable on February 24, 2020.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	March 31, 2017	December 31, 2016
AAA/Aaa	68.2%	69.5%
AA/Aa	14.0	6.4
A/A	7.5	14.3
Percentage rated A/A2 or better	89.7%	90.2%
BBB/Baa	4.0	3.8
BB/Ba	1.0	1.0
Not rated	5.3	5.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2017. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded the Company's disclosure controls and procedures are ineffective because of the one item discussed below in "Changes in Internal Control over Financial Reporting."
Changes in Internal Control over Financial Reporting
As reported in our 2016 Annual Report, the Company’s disclosure controls and procedures as of December 31, 2016 were not effective because of a material weakness in the Company’s internal control over financial reporting related to income tax accounting for non-routine transactions.

We are in the process of remediating the identified material weakness in internal control over financial reporting related to income tax accounting for non-routine transactions. Among other actions, we have initiated discussions with potential third-party accounting firms to identify advisors to assist us, as necessary, with the review of accounting for non-routine transactions. Management believes these efforts will effectively remediate the material weakness. Because the Company has not executed a non-routine transaction since December 31, 2016, it has been unable to test that it has remediated the identified material weakness.

Other than the steps taken to remediate the material weakness described above, during the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2016 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 5, 2017	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Director
(principal executive officer)

Date:	May 5, 2017	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

