Form 10-Q
period 2017-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2017-08-07
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 7, 2017 was 23,410,855.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $57,172 and $62,136, respectively)	$56,965	$61,764
Equity investments, at fair value (cost of $16,699 and $19,099, respectively)	19,441	23,230
Limited liability investments	25,533	22,974
Limited liability investment, at fair value	8,220	10,700
Other investments, at cost which approximates fair value	7,550	7,975
Short-term investments, at cost which approximates fair value	151	401
Total investments	117,860	127,044
Cash and cash equivalents	33,776	36,475
Investment in investee	5,355	3,116
Accrued investment income	893	790
Premiums receivable, net of allowance for doubtful accounts of $115 and $115, respectively	30,113	31,564
Service fee receivable, net of allowance for doubtful accounts of $276 and $274, respectively	1,408	1,320
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	6,765	4,692
Reinsurance recoverable	569	784
Deferred acquisition costs, net	13,709	13,609
Property and equipment, net of accumulated depreciation of $12,894 and $10,603, respectively	114,809	116,961
Goodwill	71,061	71,061
Intangible assets, net of accumulated amortization of $7,761 and $7,181, respectively	88,187	89,017
Other assets	4,539	4,588
Total Assets	$489,044	$501,021
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$45,874	$53,795
Vehicle service agreements	2,794	2,915
Total unpaid loss and loss adjustment expenses	48,668	56,710
Unearned premiums	40,770	40,176
Reinsurance payable	87	100
Note payable	188,328	190,074
Subordinated debt, at fair value	48,210	43,619
Deferred income tax liability	49,726	48,720
Deferred service fees	37,883	35,822
Income taxes payable	2,352	2,051
Accrued expenses and other liabilities	19,912	20,487
Total Liabilities	435,936	437,759

Class A preferred stock, no par value; unlimited number authorized; 262,876 and 262,876 issued and outstanding at June 30, 2017 and December 31, 2016, respectively; redemption amount of $6,572	6,444	6,427

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,458,190 and 21,458,190 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	354,422	353,882
Accumulated deficit	(307,328)	(297,668)
Accumulated other comprehensive loss	(1,467)	(208)
Shareholders' equity attributable to common shareholders	45,627	56,006
Noncontrolling interests in consolidated subsidiaries	1,037	829
Total Shareholders' Equity	46,664	56,835
Total Liabilities, Class A preferred stock and Shareholders' Equity	$489,044	$501,021

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$33,518	$31,813	$66,440	$61,240
Service fee and commission income	6,873	5,394	13,435	10,716
Rental income	3,341	—	6,682	—
Net investment (loss) income	(2,366)	1,072	(1,663)	1,000
Net realized gains (losses)	734	67	1,132	(104)
Other income	2,815	2,791	5,630	5,165
Total revenues	44,915	41,137	91,656	78,017
Operating expenses:
Loss and loss adjustment expenses	27,468	24,838	53,878	48,335
Commissions and premium taxes	6,475	6,103	12,753	11,701
Cost of services sold	1,291	770	2,595	1,543
General and administrative expenses	11,380	10,826	22,652	20,377
Leased real estate segment interest expense	1,569	—	3,143	—
Amortization of intangible assets	289	307	580	602
Contingent consideration benefit	(212)	(657)	(212)	(657)
Impairment of intangible assets	—	—	250	—
Total operating expenses	48,260	42,187	95,639	81,901
Operating loss	(3,345)	(1,050)	(3,983)	(3,884)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,216	1,108	2,375	2,201
Foreign exchange losses, net	—	9	4	10
Loss (gain) on change in fair value of debt	2,702	(1,068)	4,591	(3,596)
Equity in net loss (income) of investees	145	874	(2,240)	943
Total other expenses (revenues), net	4,063	923	4,730	(442)
Loss from continuing operations before income tax expense	(7,408)	(1,973)	(8,713)	(3,442)
Income tax expense	1,251	26	1,430	52
Loss from continuing operations	(8,659)	(1,999)	(10,143)	(3,494)
Gain on disposal of discontinued operations, net of taxes	1,017	1,124	1,017	1,124
Net loss	(7,642)	(875)	(9,126)	(2,370)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	100	(361)	205	(400)
Less: dividends on preferred stock	123	82	244	164
Net loss attributable to common shareholders	$(7,865)	$(596)	$(9,575)	$(2,134)
Loss per share - continuing operations:
Basic:	$(0.41)	$(0.09)	$(0.49)	$(0.16)
Diluted:	$(0.41)	$(0.09)	$(0.49)	$(0.16)
Earnings per share - discontinued operations:
Basic:	$0.05	$0.06	$0.05	$0.06
Diluted:	$0.05	$0.06	$0.05	$0.06
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.37)	$(0.03)	$(0.45)	$(0.11)
Diluted:	$(0.37)	$(0.03)	$(0.45)	$(0.11)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,458	19,818	21,458	19,764
Diluted:	21,458	19,818	21,458	19,764

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss	$(7,642)	$(875)	$(9,126)	$(2,370)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(1,064)	430	(1,227)	705
Reclassification adjustment for amounts included in net loss	478	(73)	(29)	(505)
Other comprehensive (loss) income	(586)	357	(1,256)	200
Comprehensive loss	(8,228)	(518)	(10,382)	(2,170)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	102	(360)	208	(399)
Comprehensive loss attributable to common shareholders	$(8,330)	$(158)	$(10,590)	$(1,771)
(1) Net of income tax expense of $0 and $0 for the three and six months ended June 30, 2017, respectively, and $0 and $0 for the three and six months ended June 30, 2016, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities:
Net loss	$(9,126)	$(2,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,017)	(1,124)
Equity in net (income) loss of investee	(2,240)	943
Equity in net loss (income) of limited liability investments	281	(310)
Loss on change in fair value of investments	2,433	246
Depreciation and amortization expense	2,793	697
Contingent consideration benefit	(212)	(657)
Stock-based compensation expense, net of forfeitures	588	474
Net realized (gains) losses	(1,132)	104
Loss (gain) on change in fair value of debt	4,591	(3,596)
Deferred income taxes	1,005	44
Intangible asset impairment	250	—
Amortization of fixed maturities premiums and discounts	112	133
Amortization of note payable premium	(483)	—
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	1,363	(4,864)
Other receivables, net	(2,073)	682
Reinsurance recoverable	215	463
Deferred acquisition costs, net	(100)	(1,681)
Income taxes recoverable	—	(5)
Unpaid loss and loss adjustment expenses	(8,042)	(3,276)
Unearned premiums	594	5,888
Reinsurance payable	(13)	139
Deferred service fees	2,061	1,680
Other, net	(161)	1,358
Net cash used in operating activities	(8,313)	(5,032)
Investing activities:
Proceeds from sales and maturities of fixed maturities	9,863	13,349
Proceeds from sales of equity investments	5,879	3,721
Purchases of fixed maturities	(4,981)	(19,781)
Purchases of equity investments	(2,644)	(1,541)
Net acquisitions of limited liability investments	(2,870)	(1,017)
Net proceeds from (purchases of) other investments	425	(1,357)
Net proceeds from (purchases of) short-term investments	250	(533)
Net proceeds from sale of discontinued operations	1,017	1,124
Net purchases of property and equipment	(61)	(622)
Net cash provided by (used in) investing activities	6,878	(6,657)
Financing activities:
Repurchase of common stock for cancellation	—	(125)
Principal payments on note payable	(1,264)	—
Net cash used in financing activities	(1,264)	(125)
Net decrease in cash and cash equivalents	(2,699)	(11,814)
Cash and cash equivalents at beginning of period	36,475	51,701
Cash and cash equivalents at end of period	$33,776	$39,887

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank with a focus on long-term value-creation.  The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries and pursues non-control investments and other opportunities acting as an advisor, an investor and a financier.

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
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires, prospectively, all tax effects related to share-based payments be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. Effective January 1, 2017, the Company adopted ASU 2016-09. The adoption of the standard did not affect the Company's consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). Insurance contracts are not within the scope of ASU 2014-09; therefore, this standard would not apply to the Company's Insurance Underwriting segment. The Company is currently evaluating the potential effect of the adoption of ASU 2014-09 on its consolidated financial statements, but, at this time, the Company does not believe the adoption of ASU 2014-09 will have a material effect on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive loss. Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net income (loss). Subsequent to adoption, ASU 2016-01 could have a significant effect on the Company's results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company does not believe the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

comparing the carrying amount of goodwill with its implied fair value. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not believe the adoption of ASU 2017-04 will have a material effect on its consolidated financial statements.

NOTE 5 ACQUISITIONS, DECONSOLIDATION AND DISCONTINUED OPERATIONS
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
(b)     Deconsolidation
1347 Investors LLC:
At June 30, 2016, the Company owned 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital Corp., which was reflected in investment in investee in the consolidated balance sheets. 1347 Capital Corp., which completed an initial public offering on July 21, 2014 and had 24 months from the date of the initial public offering to complete a successful

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

business combination, was formed for the purpose of entering into a merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities.
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
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During the second quarters of 2017 and 2016, the Company received cash consideration, before expenses, of $1.3 million and $1.4 million, respectively, representing the first two annual installment earnout payments. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.0 million and $1.1 million for the three and six months ended June 30, 2017 and 2016, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty (formerly Insurance Services) segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the unaudited consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and six months ended June 30, 2017 and June 30, 2016 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gain on disposal of discontinued operations before income tax benefit	$1,017	$1,124	$1,017	$1,124
Income tax benefit	—	—	—	—
Gain on disposal of discontinued operations, net of taxes	$1,017	$1,124	$1,017	$1,124

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at June 30, 2017 and December 31, 2016 are summarized in the tables shown below:

(in thousands)	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$27,033	$24	$153	$26,904
States, municipalities and political subdivisions	3,722	9	37	3,694
Mortgage-backed	8,419	14	80	8,353
Asset-backed securities and collateralized mortgage obligations	2,197	4	6	2,195
Corporate	15,801	98	80	15,819
Total fixed maturities	57,172	149	356	56,965
Equity investments:
Common stock	15,222	2,996	602	17,616
Warrants - publicly traded	517	199	78	638
Warrants - not publicly traded	960	227	—	1,187
Total equity investments	16,699	3,422	680	19,441
Total fixed maturities and equity investments	$73,871	$3,571	$1,036	$76,406

(in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$22	$186	$28,148
States, municipalities and political subdivisions	3,131	1	44	3,088
Mortgage-backed	8,610	12	116	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	4	5	3,467
Corporate	18,615	94	154	18,555
Total fixed maturities	62,136	133	505	61,764
Equity investments:
Common stock	17,701	4,156	431	21,426
Warrants - publicly traded	438	279	53	664
Warrants - not publicly traded	960	180	—	1,140
Total equity investments	19,099	4,615	484	23,230
Total fixed maturities and equity investments	$81,235	$4,748	$989	$84,994

Net unrealized gains and losses in the tables above are reported as other comprehensive (loss) income with the exception of net unrealized gains of $0.2 million, at June 30, 2017, and $0.2 million, at December 31, 2016, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

The table below summarizes the Company's fixed maturities at June 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,518	$7,504
Due after one year through five years	40,198	40,077
Due after five years through ten years	3,107	3,082
Due after ten years	6,349	6,302
Total	$57,172	$56,965

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of June 30, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$23,371	$153	$—	$—	$23,371	$153
States, municipalities and political subdivisions	2,330	37	—	—	2,330	37
Mortgage-backed	7,090	79	136	1	7,226	80
Asset-backed securities and collateralized mortgage obligations	1,092	3	299	3	1,391	6
Corporate	6,870	80	—	—	6,870	80
Total fixed maturities	40,753	352	435	4	41,188	356
Equity investments:
Common stock	1,317	146	666	456	1,983	602
Warrants	258	31	1	47	259	78
Total equity investments	1,575	177	667	503	2,242	680
Total	$42,328	$529	$1,102	$507	$43,430	$1,036

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

(in thousands)					December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$18,509	$186	$—	$—	$18,509	$186
States, municipalities and political subdivisions	2,594	44	—	—	2,594	44
Mortgage-backed	7,709	116	58	—	7,767	116
Asset-backed securities and collateralized mortgage obligations	1,830	5	44	—	1,874	5
Corporate	10,956	154	—	—	10,956	154
Total fixed maturities	41,598	505	102	—	41,700	505
Equity investments:
Common stock	900	293	868	138	1,768	431
Warrants	31	20	—	33	31	53
Total equity investments	931	313	868	171	1,799	484
Total	$42,529	$818	$970	$171	$43,499	$989
Fixed maturities and equity investments contain approximately 168 and 173 individual investments that were in unrealized loss positions as of June 30, 2017 and December 31, 2016, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended June 30, 2017 and June 30, 2016.
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
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2017 and December 31, 2016, the carrying value of limited liability investments totaled $25.5 million and $23.0 million, respectively. At June 30, 2017, the Company has unfunded commitments totaling $1.2 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income.
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. In connection with the deconsolidation of 1347 Investors during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company made an irrevocable election to account for this investment at fair value. As of June 30, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $8.2 million and $10.7 million, respectively. At June 30, 2017, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of June 30, 2017 and December 31, 2016, the carrying value of other investments totaled $7.6 million and $8.0 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under either of the performance share grant agreements as of June 30, 2017. Refer to Note 18, "Fair Value of Financial Instruments," for further details regarding the performance shares.
Gross realized gains and losses on fixed maturities and equity investments for the three and six months ended June 30, 2017 and June 30, 2016 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross realized gains	$735	$214	$1,159	$248
Gross realized losses	(1)	(147)	(27)	(352)
Net realized gains (losses)	$734	$67	$1,132	$(104)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

Net investment (loss) income for the three and six months ended June 30, 2017 and June 30, 2016 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment (loss) income:
Interest from fixed maturities	$228	$242	$434	$460
Dividends	127	126	269	392
(Loss) income from limited liability investments	(581)	511	(281)	310
Loss on change in fair value of limited liability investment, at fair value	(2,113)	—	(2,480)	—
(Loss) gain on change in fair value of warrants - not publicly traded	(198)	141	47	(246)
Other	205	100	415	139
Gross investment (loss) income	(2,332)	1,120	(1,596)	1,055
Investment expenses	(34)	(48)	(67)	(55)
Net investment (loss) income	$(2,366)	$1,072	$(1,663)	$1,000
Fixed maturities and short-term investments with an estimated fair value of $12.8 million and $13.1 million were on deposit with state and provincial regulatory authorities at June 30, 2017 and December 31, 2016, respectively. From time to time, the Company pledges investments to third parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $16.9 million and $16.4 million at June 30, 2017 and December 31, 2016, respectively.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined its investment in the common stock of ICL qualified for the equity method of accounting and, thus, is included in investment in investee in the consolidated balance sheets at June 30, 2017 and December 31, 2016. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in ICL at June 30, 2017 and December 31, 2016 were as follows:

(in thousands, except for percentages)
	June 30, 2017			December 31, 2016
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	31.2%	$4,192	$5,355	31.2%	$4,251	$3,116

The estimated fair value of the Company's investment in ICL at June 30, 2017 in the table above is calculated based on the published closing price of ICL at March 31, 2017 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at June 30, 2017 is $3.7 million.
Equity in net loss of investee of $0.1 million and equity in net income of investee of $2.2 million for the three and six months ended June 30, 2017, respectively, relates to the Company's investment in ICL.
The Company previously had an investment in the common stock and private units of 1347 Capital Corp., which was included in investment in investee in the consolidated balance sheet at June 30, 2016. Equity in net loss of investees of $0.9 million and $0.9 million for the three and six months ended June 30, 2016, respectively, relates to the Company's investment in 1347 Capital Corp.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

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
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2017 and June 30, 2016 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance, net	$14,113	$13,440	$13,609	$12,143
Additions	7,011	7,180	14,698	14,769
Amortization	(7,415)	(6,796)	(14,598)	(13,088)
Balance at June 30, net	$13,709	$13,824	$13,709	$13,824
NOTE 9 INTANGIBLE ASSETS
Intangible assets at June 30, 2017 and December 31, 2016 are comprised as follows:

(in thousands)		June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,275	$2,643
Vehicle service agreements in-force	3,680	3,597	83
Customer relationships	3,611	1,748	1,863
In-place lease	1,125	60	1,065
Contract-based revenues	731	81	650
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$7,761	$88,187

(in thousands)		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,029	$2,889
Vehicle service agreements in-force	3,680	3,554	126
Customer relationships	3,611	1,521	2,090
In-place lease	1,125	29	1,096
Contract-based revenues	731	48	683
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$96,198	$7,181	$89,017

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

As further discussed in Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," during 2016, the Company recorded $74.8 million of separately identifiable intangible assets related to in-place lease and tenant relationship, as part of the acquisition of CMC. The in-place lease intangible asset of $1.1 million is being amortized on a straight-line basis over its estimated useful life of approximately 18 years, which is based on the term of the existing operating lease. The tenant relationship intangible asset of $73.7 million relates to a single long-term tenant relationship. The Company has determined there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of the tenant relationship; therefore, the tenant relationship intangible asset is deemed to have an indefinite useful life and is not amortized.
As further discussed in Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to fifteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively ($0.6 million and $0.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively).
The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. During the six months ended June 30, 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota Insurance Company ("Mendota") and Mendakota Insurance Company ("Mendakota") surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

(a)     Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2017 and June 30, 2016 were as follows:

(in thousands)	June 30, 2017	June 30, 2016
Balance at beginning of period, gross	$53,795	$55,471
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207
Balance at beginning of period, net	53,114	54,264
Incurred related to:
Current year	50,324	45,614
Prior years	996	67
Paid related to:
Current year	(23,094)	(22,060)
Prior years	(35,975)	(26,535)
Balance at end of period, net	45,365	51,350
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	509	845
Balance at end of period, gross	$45,874	$52,195
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $1.0 million and $0.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The unfavorable development for the six months ended June 30, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The unfavorable development reported for the six months ended June 30, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota, partially offset by a decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo.
(b)     Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2017 and June 30, 2016 were as follows:

(in thousands)	June 30, 2017	June 30, 2016
Balance at beginning of period	$2,915	$2,975
Incurred related to:
Current year	2,558	2,654
Prior years	—	—
Paid related to:
Current year	(2,616)	(2,502)
Prior years	(63)	(152)
Balance at end of period	$2,794	$2,975

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

NOTE 11 DEBT
Debt consists of the following instruments at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017			December 31, 2016
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$177,518	$188,328	$186,341	$178,781	$190,074	$190,074
Subordinated debt	90,500	48,210	48,210	90,500	43,619	43,619
Total	$268,018	$236,538	$234,551	$269,281	$233,693	$233,693

As further discussed in Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," as part of the acquisition of CMC, the Mortgage, which is recorded as note payable in the consolidated balance sheets, was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities.

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

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the lease term, the Company will record interest expense on the finance lease obligation at its incremental borrowing rate and will increase the finance lease obligation liability by the same amount.

During the second quarter of 2017, the Company was informed of the landlord's intent to terminate the lease agreement effective October 10, 2017. The Company has the option to vacate the property and effectively terminate the lease earlier than October 10, 2017. Upon termination of the lease, the Company will no longer have continuing involvement with the property and will, then, recognize the sale of the property as well as a related gain of approximately $0.7 million. The gain will result primarily from removing the carrying values of the land, building and finance lease obligation liability from the consolidated balance sheets and from the return of part of the original prepaid rent. At June 30, 2017 and December 31, 2016, finance lease obligation liability of $5.1 million and $5.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At June 30, 2017 and December 31, 2016, the carrying value of the land and building of $4.7 million and $4.8 million, respectively, is included in property and equipment in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

NOTE 13 INCOME TAXES
Income tax expense for the three and six months ended June 30, 2017 and June 30, 2016 varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to loss before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax benefit at United States statutory income tax rate	$(2,519)	$(671)	$(2,962)	$(1,170)
Valuation allowance	2,401	251	2,945	640
Indefinite life intangibles	1,058	22	1,005	44
Change in unrecognized tax benefits(1)	160	—	372	—
Non-deductible compensation	101	381	200	449
Foreign operations subject to different tax rates	45	38	(94)	74
Other	5	5	(36)	15
Income tax expense	$1,251	$26	$1,430	$52
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2017 and December 31, 2016. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2017 and December 31, 2016 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below.
The Company carries a deferred income tax liability of $49.7 million and $48.7 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $13.4 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $36.3 million relates to land and indefinite lived intangible assets. At December 31, 2016, $13.4 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $35.3 million relates to land and indefinite lived intangible assets. The Company considered a tax planning strategy in arriving at its June 30, 2017 and December 31, 2016 deferred income tax liability.
As of June 30, 2017 and December 31, 2016, the Company carried a liability for unrecognized tax benefits of $1.3 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.2 million and zero related to interest and penalty accruals for the three months ended June 30, 2017 and June 30, 2016, respectively ($0.4 million and zero for the six months ended June 30, 2017 and June 30, 2016, respectively). At June 30, 2017 and December 31, 2016, the Company carried an accrual for the payment of interest and penalties of $0.8 million and $0.4 million, respectively, included in income taxes payable in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

NOTE 14 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and six months ended June 30, 2017 and June 30, 2016:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(8,659)	$(1,999)	$(10,143)	$(3,494)
(Less) plus: net (income) loss attributable to noncontrolling interests	(100)	361	(205)	400
Less: dividends on preferred stock	(123)	(82)	(244)	(164)
Loss from continuing operations attributable to common shareholders	$(8,882)	$(1,720)	$(10,592)	$(3,258)
Denominator:
Weighted-average common shares outstanding	21,458	19,818	21,458	19,764
Effect of potentially dilutive securities	—	—	—	—
Weighted-average diluted shares	21,458	19,818	21,458	19,764
Basic loss from continuing operations per share	$(0.41)	$(0.09)	$(0.49)	$(0.16)
Diluted loss from continuing operations per share	$(0.41)	$(0.09)	$(0.49)	$(0.16)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three and six months ended June 30, 2017 and June 30, 2016, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2017:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2016	651,875	$4.51	1.4	$1,134
Granted	—	—
Expired	—	—
Outstanding at June 30, 2017	651,875	$4.51	0.9	$1,004
Exercisable at June 30, 2017	651,875	$4.51	0.9	$1,004
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2017 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the six months ended June 30, 2017.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company on March 28, 2014. The Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at June 30, 2017 was $5.5 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the six months ended June 30, 2017:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at June 30, 2017	1,952,665	$4.14
(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at June 30, 2017 was $2.5 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2017	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively ($0.6 million and $0.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively).

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below detail the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and June 30, 2016 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2017 and June 30, 2016 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended June 30, 2017
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at April 1, 2017	$2,901	$(3,780)	$(879)

Other comprehensive loss arising during the period	(1,066)	—	(1,066)
Amounts reclassified from accumulated other comprehensive loss	478	—	478
Net current-period other comprehensive loss	(588)	—	(588)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

(in thousands)		Three months ended June 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at April 1, 2016	$1,137	$(3,780)	$(2,643)

Other comprehensive income arising during the period	430	—	430
Amounts reclassified from accumulated other comprehensive loss	(73)	—	(73)
Net current-period other comprehensive income	357	—	357

Balance at June 30, 2016	$1,494	$(3,780)	$(2,286)

(in thousands)		Six months ended June 30, 2017
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(1,230)	—	(1,230)
Amounts reclassified from accumulated other comprehensive loss	(29)	—	(29)
Net current-period other comprehensive loss	(1,259)	—	(1,259)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

(in thousands)		Six months ended June 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2016	$1,294	$(3,780)	$(2,486)

Other comprehensive income arising during the period	705	—	705
Amounts reclassified from accumulated other comprehensive loss	(505)	—	(505)
Net current-period other comprehensive loss	200	—	200

Balance at June 30, 2016	$1,494	$(3,780)	$(2,286)
Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2017 and June 30, 2016:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized (losses) gains	$(478)	$73	$29	$505
Other-than-temporary impairment loss	—	—	—	—
Loss before income tax expense	(478)	73	29	505
Income tax expense	—	—	—	—
Net (loss) gain	$(478)	$73	29	505
NOTE 17 SEGMENTED INFORMATION
The Company conducts its business through the following three reportable segments: Insurance Underwriting, Extended Warranty (formerly Insurance Services) and Leased Real Estate.
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
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity") (collectively, "Extended Warranty"). Prior to the second quarter of 2017, Extended Warranty was referred to as Insurance Services.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 24 states to their members.
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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2017 and June 30, 2016 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Insurance Underwriting:
Net premiums earned	$33,518	$31,813	$66,440	$61,240
Other income	2,560	2,665	5,033	4,938
Total Insurance Underwriting	36,078	34,478	71,473	66,178
Extended Warranty:
Service fee and commission income	6,873	5,394	13,435	10,716
Other income	51	62	136	116
Total Extended Warranty	6,924	5,456	13,571	10,832
Leased Real Estate:
Rental income	3,341	—	6,682	—
Other income	160	—	372	—
Total Leased Real Estate	3,501	—	7,054	—
Total segment revenues	46,503	39,934	92,098	77,010
Net premiums earned not allocated to segments	—	—	—	—
Net investment (loss) income	(2,366)	1,072	(1,663)	1,000
Net realized gains (losses)	734	67	1,132	(104)
Other income not allocated to segments	44	64	89	111
Total revenues	$44,915	$41,137	$91,656	$78,017

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

The operating income (loss) by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income (loss) reconciled to the consolidated net loss for the three and six months ended June 30, 2017 and June 30, 2016 was:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment operating income (loss):
Insurance Underwriting	$(417)	$181	$(1,159)	$(58)
Extended Warranty	685	(780)	1,271	(936)
Leased Real Estate	872	—	1,790	—
Total segment operating income (loss)	1,140	(599)	1,902	(994)
Net investment (loss) income	(2,366)	1,072	(1,663)	1,000
Net realized gains (losses)	734	67	1,132	(104)
Amortization of intangible assets	(289)	(307)	(580)	(602)
Contingent consideration benefit	212	657	212	657
Impairment of intangible assets	—	—	(250)	—
Interest expense not allocated to segments	(1,216)	(1,108)	(2,375)	(2,201)
Other income and expenses not allocated to segments, net	(2,776)	(1,940)	(4,736)	(3,841)
Foreign exchange losses, net	—	(9)	(4)	(10)
(Loss) gain on change in fair value of debt	(2,702)	1,068	(4,591)	3,596
Equity in net (loss) income of investee	(145)	(874)	2,240	(943)
Loss from continuing operations before income tax expense	(7,408)	(1,973)	(8,713)	(3,442)
Income tax expense	1,251	26	1,430	52
Net loss from continuing operations	$(8,659)	$(1,999)	$(10,143)	$(3,494)
Insurance Underwriting net premiums earned by line of business for the three and six months ended June 30, 2017 and June 30, 2016 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Insurance Underwriting:
Private passenger auto liability	$22,933	$21,656	$45,309	$41,731
Auto physical damage	10,585	10,157	21,131	19,509
Total net premiums earned	$33,518	$31,813	$66,440	$61,240
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

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
Limited liability investment, at fair value - The fair value of the limited liability investment, at fair value is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
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
Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. These inputs include credit spread assumptions developed by a third party and market observable swap rates.
Contingent consideration - The consideration for certain of the Company's acquisitions included future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the unaudited consolidated statements of operations as contingent consideration benefit. During the second quarter of 2017, the Company settled its remaining contingent consideration liability; therefore, no contingent consideration liability remains on the consolidated balance sheets as of June 30, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 was as follows:

(in thousands)			June 30, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$26,904	$—	$26,904	$—
States, municipalities and political subdivisions	3,694	—	3,694	—
Mortgage-backed	8,353	—	8,353	—
Asset-backed securities and collateralized mortgage obligations	2,195	—	2,195	—
Corporate	15,819	—	15,819	—
Total fixed maturities	56,965	—	56,965	—
Equity investments:
Common stock	17,616	17,616	—	—
Warrants	1,825	638	1,187	—
Total equity investments	19,441	18,254	1,187	—
Limited liability investment, at fair value	8,220	—	8,220	—
Other investments	7,550	—	7,550	—
Short-term investments	151	—	151	—
Total assets	$92,327	$18,254	$74,073	$—

Liabilities:
Subordinated debt	$48,210	$—	$48,210	$—
Total liabilities	$48,210	$—	$48,210	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

(in thousands)			December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$28,148	$—	$28,148	$—
States municipalities and political subdivisions	3,088	—	3,088	—
Mortgage-backed	8,506	—	8,506	—
Asset-backed securities and collateralized mortgage obligations	3,467	—	3,467	—
Corporate	18,555	—	18,555	—
Total fixed maturities	61,764	—	61,764	—
Equity investments:
Common stock	21,426	21,426	—	—
Warrants	1,804	664	1,140	—
Total equity investments	23,230	22,090	1,140	—
Limited liability investment, at fair value	10,700	—	10,700	—
Other investments	7,975	—	7,975	—
Short-term investments	401	—	401	—
Total assets	$104,070	$22,090	$81,980	$—

Liabilities:
Subordinated debt	$43,619	$—	$43,619	$—
Contingent consideration	325	—	—	325
Total liabilities	$43,944	$—	$43,619	$325

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2017 and June 30, 2016:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contingent consideration:
Beginning balance	$325	$1,982	$325	$1,982
Settlement of contingent consideration liabilities	(113)	(1,000)	(113)	(1,000)
Change in fair value of contingent consideration included in net loss	(212)	(657)	(212)	(657)
Ending balance	$—	$325	$—	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2017

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
(b)    Guarantee:
The Company provided an indemnity and hold harmless agreement to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  This agreement may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under this agreement is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2017.
The third party filed a lawsuit on May 11, 2016 seeking damages of $0.2 million from the Company. The third party’s claim has subsequently been amended to seek damages of $0.9 million from the Company. With respect to this particular lawsuit, the Company does not believe the likelihood of an unfavorable outcome is probable. As a result, no liability has been accrued in the unaudited consolidated interim financial statements at June 30, 2017 with respect to this particular lawsuit. No assurances can be given, however, the Company will not be required to perform under this agreement in a manner that has a material adverse effect on the Company's business, results of operations and financial condition.

(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments. At June 30, 2017, the unfunded commitment was $1.2 million.

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
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank with a focus on long-term value-creation.  The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries and pursues non-control investments and other opportunities acting as an advisor, an investor and a financier. Kingsway conducts its business through the following three reportable segments: Insurance Underwriting, Extended Warranty (formerly Insurance Services) and Leased Real Estate.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. For the three months ended June 30, 2017, production in the following states represented 92.4% of the Company's gross premiums written: Florida (27.5%), Texas (15.2%), California (13.8%), Nevada (13.5%), Illinois (12.8%) and Colorado (9.6%). For the six months ended June 30, 2017, production in the following states represented 90.0% of the Company's gross premiums written: Florida (27.2%), Texas (16.8%), Nevada (12.5%), California (12.3%), Illinois (11.5%) and Colorado (9.7%). For the three and six months ended June 30, 2017, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity"). Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment. Prior to the second quarter of 2017, Extended Warranty was referred to as Insurance Services.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 24 states to their members.
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

KINGSWAY FINANCIAL SERVICES INC.

approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

NON-U.S. GAAP FINANCIAL MEASURES
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentation of net loss, we show certain statutory reporting information and other non-U.S. GAAP financial measures we believe are valuable in managing our business and drawing comparisons to our peers. These measures are segment operating income (loss), gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax expense that, in addition to segment operating income (loss), includes net investment (loss) income, net realized gains (losses), amortization of intangible assets, contingent consideration benefit, impairment of intangible assets, interest expense not allocated to segments, other income not allocated to segments, general and administrative expenses, foreign exchange losses, net, (loss) gain on change in fair value of debt and equity in net (loss) income of investee. A reconciliation of segment operating income (loss) to loss from continuing operations before income tax expense for the three and six months ended June 30, 2017 and 2016 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
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

KINGSWAY FINANCIAL SERVICES INC.

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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income (loss) to net loss for the three and six months ended June 30, 2017 and 2016 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016	Change	2017	2016	Change
Segment operating income (loss):
Insurance Underwriting	(417)	181	(598)	(1,159)	(58)	(1,101)
Extended Warranty	685	(780)	1,465	1,271	(936)	2,207
Leased Real Estate	872	—	872	1,790	—	1,790
Total segment operating income (loss)	1,140	(599)	1,739	1,902	(994)	2,896
Net investment (loss) income	(2,366)	1,072	(3,438)	(1,663)	1,000	(2,663)
Net realized gains (losses)	734	67	667	1,132	(104)	1,236
Amortization of intangible assets	(289)	(307)	18	(580)	(602)	22
Contingent consideration benefit	212	657	(445)	212	657	(445)
Impairment of intangible assets	—	—	—	(250)	—	(250)
Interest expense not allocated to segments	(1,216)	(1,108)	(108)	(2,375)	(2,201)	(174)
Other income and expenses not allocated to segments, net	(2,776)	(1,940)	(836)	(4,736)	(3,841)	(895)
Foreign exchange losses, net	—	(9)	9	(4)	(10)	6
(Loss) gain on change in fair value of debt	(2,702)	1,068	(3,770)	(4,591)	3,596	(8,187)
Equity in net (loss) income of investee	(145)	(874)	729	2,240	(943)	3,183
Loss from continuing operations before income tax expense	(7,408)	(1,973)	(5,435)	(8,713)	(3,442)	(5,271)
Income tax expense	1,251	26	1,225	1,430	52	1,378
Loss from continuing operations	(8,659)	(1,999)	(6,660)	(10,143)	(3,494)	(6,649)
Gain on disposal of discontinued operations, net of taxes	1,017	1,124	(107)	1,017	1,124	(107)
Net loss	(7,642)	(875)	(6,767)	(9,126)	(2,370)	(6,756)
Loss from Continuing Operations and Net Loss
In the second quarter of 2017, we reported loss from continuing operations of $8.7 million compared to $2.0 million in the second quarter of 2016. For the six months ended June 30, 2017, we reported loss from continuing operations of $10.1 million compared to $3.5 million for the six months ended June 30, 2016. The loss from continuing operations for the three and six months ended June 30, 2017 is primarily due to net investment loss, loss on change in fair value of debt and other income and expenses not allocated to segments. The loss from continuing operations for the three and six months ended June 30, 2016 is primarily attributable to operating loss in Extended Warranty, interest expense not allocated to segments, and other income and expenses not allocated to segments, partially offset by net investment income and gain on change in fair value of debt.

KINGSWAY FINANCIAL SERVICES INC.

For the three months ended June 30, 2017, we reported net loss of $7.6 million compared to $0.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, we reported net loss of $9.1 million compared to $2.4 million for the six months ended June 30, 2016.
Insurance Underwriting
In the second quarter of 2017, Insurance Underwriting gross premiums written were $30.2 million compared to $31.4 million in the second quarter of 2016, representing a 3.8% decrease ($67.0 million year to date compared to $67.2 million prior year to date, representing a 0.3% decrease). Net premiums written decreased 3.8% to $30.2 million in the second quarter of 2017 compared with $31.4 million in the second quarter of 2016 ($67.0 million year to date compared to $67.0 million prior year to date, representing a 0.0% decrease). Net premiums earned increased 5.3% to $33.5 million in the second quarter of 2017 compared with $31.8 million in the second quarter of 2016 ($66.4 million year to date compared to $61.2 million prior year to date, representing an 8.5% increase). The increases in net premiums earned for the three and six months ended June 30, 2017, compared to the same periods in 2016, generally reflect the natural lag between when premiums are written and when they are earned. Of particular note, the Company had approximately 6% fewer policies in force at June 30, 2017 compared to June 30, 2016. The decrease in policies in force while the change in premiums written has been relatively flat is reflective of the significant rate increases the Company has been implementing since last year.
The Insurance Underwriting operating loss was $0.4 million for the three months ended June 30, 2017 (operating loss of $1.2 million year to date) compared to operating income of $0.2 million for the three months ended June 30, 2016 (operating loss of $0.1 million prior year to date). The increase in operating loss is primarily attributable to unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years as well as an increase in general and administrative expenses because of severance expense recorded for the three and six months ended June 30, 2017 compared to the same periods in 2016.
The Insurance Underwriting loss and loss adjustment expense ratio for the second quarter of 2017 was 78.0% compared to 74.0% for the second quarter of 2016 (77.2% for the six months ended June 30, 2017 compared with 74.6% for the same period in 2016). The increase in the loss and loss adjustment expense ratio is primarily attributable to unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years recorded for the three and six months ended June 30, 2017 compared to the same periods in 2016.
The Insurance Underwriting expense ratio was 23.5% for the second quarter of 2017 compared to 25.8% for the second quarter of 2016 (24.7% for the six months ended June 30, 2017 compared with 25.9% for the same period in 2016). The decrease in the expense ratio for the second quarter of 2017 is primarily attributable to increased net premiums earned and lower general and administrative expenses, including lower bad debt expense, in the second quarter of 2017 compared to the same period in 2016. The decrease in the expense ratio for the six months ended June 30, 2017 is primarily attributable to increased net premiums earned and policy fee income as well as lower bad debt expense for the six months ended June 30, 2017, compared to the same period in 2016.
The Insurance Underwriting combined ratio was 101.5% in the second quarter of 2017 compared with 99.8% in the second quarter of 2016 (101.9% for the six months ended June 30, 2017 compare with 100.5% for the same period in 2016), reflecting the dynamics that affected the loss and loss adjustment expense ratio and expense ratio.
Extended Warranty
The Extended Warranty service fee and commission income increased 27.8% to $6.9 million for the three months ended June 30, 2017 compared with $5.4 million for the three months ended June 30, 2016 ($13.5 million year to date compared to $10.7 million prior year to date, representing a 26.2% increase). This increase is due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products. The Extended Warranty operating income was $0.7 million for the three months ended June 30, 2017 compared with operating loss of $0.8 million for the three months ended June 30, 2016 ($1.3 million operating income year to date compared with $0.9 million operating loss prior year to date). The increase in operating income is due to the improved revenues in the three and six months ended June 30, 2017, compared to the same periods in 2016, and also reflects severance expenses and expenses related to an agreement executed with the former owners of IWS recorded in the second quarter of 2016.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate
In the second quarter of 2017, Leased Real Estate rental income was $3.3 million compared to zero in the second quarter of 2016 ($6.7 million year to date compared with zero prior year to date). The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The Leased Real Estate operating income was $0.9 million for the three months ended June 30, 2017 compared with zero for the three months ended June 30, 2016 ($1.8 million year to date compared to zero prior year to date). Leased Real Estate operating income includes interest expense of $1.6 million and zero for the three months ended June 30, 2017 and 2016, respectively ($3.1 million and zero, respectively, year to date and prior year to date). See "Investments" section below for further discussion.
Net Investment (Loss) Income
Net investment loss was $2.4 million in the second quarter of 2017 compared to net investment income of $1.1 million in the second quarter of 2016 (net investment loss of $1.7 million year to date compared to net investment income of $1.0 million prior year to date). The decrease for the three and six months ended June 30, 2017 is primarily due to a decrease in fair value of the Company's investment in 1347 Investors LLC ("1347 Investors") and a $1.0 million loss recorded during the second quarter of 2017 from one of the Company's limited liability investments. Income or loss from limited liability investments is recognized based upon the Company's share of the earnings of the limited liability entities.
Net Realized Gains (Losses)
Net realized gains were $0.7 million in the second quarter of 2017 compared to $0.1 million in the second quarter of 2016 (net realized gains of $1.1 million year to date compared to net realized losses of $0.1 million prior year to date). The increase in net realized gains for the three and six months ended June 30, 2017 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the second quarter of 2017 compared to $0.3 million in the second quarter of 2016 ($0.6 million year to date compared to $0.6 million prior year to date).
Contingent Consideration Benefit
Contingent consideration benefit was $0.2 million for the three and six months ended June 30, 2017 compared to $0.7 million for the three and six months ended June 30, 2016. The benefit recorded for the three and six months ended June 30, 2017 is attributable to the Company having executed an agreement with the former owner of Trinity. The parties to the Trinity agreement agreed to a fixed payment in exchange for extinguishing the rights to future contingent payments. The benefit recorded for the three and six months ended June 30, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The parties to the IWS agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments. The asset purchase agreements executed by the Company in 2012 and 2013 related to the acquisitions of IWS and Trinity, respectively, provided for additional payments to the former owners of IWS and Trinity contingent upon the achievement of certain targets over future reporting periods. Refer to Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements, for further information.
Impairment of Intangible Assets
During the second quarter of 2017, the Company recorded an impairment charge of zero ($0.3 million year to date) related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets during the three and six months ended June 30, 2016.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the second quarter of 2017 was $1.2 million compared to $1.1 million in the second quarter of 2016 ($2.4 million year to date compared to $2.2 million prior year to date). The increase for the three and six months ended June 30, 2017 is attributable to an increase in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") for the three and six months ended June 30, 2017 compared to the same periods in 2016. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.

KINGSWAY FINANCIAL SERVICES INC.

Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.8 million in the second quarter of 2017 compared to $1.9 million in the second quarter of 2016 ($4.7 million year to date compared to $3.8 million prior year to date). The increase in net expense is primarily the result of more general and administrative expense for compensation and employee benefits during the three and six months ended June 30, 2017 compared to the same periods in 2016.
Foreign Exchange Losses, Net
During the second quarter of 2017, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.0 million in the second quarter of 2016 ($0.0 million year to date compared to $0.0 million prior year to date).
(Loss) Gain on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $2.7 million in the second quarter of 2017 compared to gain on change in fair value of debt of $1.1 million in the second quarter of 2016 (loss of $4.6 million year to date compared to gain of $3.6 million prior year to date). The loss for the three and six months ended June 30, 2017 is due to an increase in the fair value of the subordinated debt, whereas the gain for the three and six months ended June 30, 2016 is due to a decrease in the fair value of the subordinated debt. See "Debt" section below for further information.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee of $0.1 million for the second quarter of 2017 and equity in net income of investee of $2.2 million for the six months ended June 30, 2017 relates to the Company's investment in Itasca Capital Ltd. Equity in net loss of investee of $0.9 million for the second quarter of 2016 and equity in net loss of investee of $0.9 million for the six months ended June 30, 2016 relates to the Company's investment in 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the second quarter of 2017 was $1.3 million compared to $0.0 million in the second quarter of 2016 ($1.4 million year to date compared to $0.1 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and six months ended June 30, 2017 and June 30, 2016.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At June 30, 2017, we held cash and cash equivalents and investments with a carrying value of $151.6 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2017	% of Total	December 31, 2016	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	26,904	17.7%	28,148	17.2%
States, municipalities and political subdivisions	3,694	2.4%	3,088	1.9%
Mortgage-backed	8,353	5.5%	8,506	5.2%
Asset-backed securities and collateralized mortgage obligations	2,195	1.4%	3,467	2.1%
Corporate	15,819	10.4%	18,555	11.3%
Total fixed maturities	56,965	37.4%	61,764	37.7%
Equity investments:
Common stock	17,616	11.6%	21,426	13.1%
Warrants	1,825	1.2%	1,804	1.1%
Total equity investments	19,441	12.8%	23,230	14.2%
Limited liability investments	25,533	16.8%	22,974	14.0%
Limited liability investment, at fair value	8,220	5.4%	10,700	6.5%
Other investments	7,550	5.0%	7,975	4.9%
Short-term investments	151	0.1%	401	0.2%
Total investments	117,860	77.5%	127,044	77.5%
Cash and cash equivalents	33,776	22.5%	36,475	22.5%
Total	151,636	100.0%	163,519	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended June 30, 2017 and June 30, 2016.
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
At June 30, 2017 and December 31, 2016, the gross unrealized losses for fixed maturities and equity investments amounted to $1.0 million and $1.0 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC.

Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 3 below presents additional information pertaining to the limited liability investments at June 30, 2017 and December 31, 2016.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	June 30, 2017	December 31, 2016
Triple net lease limited liability investments	15,010	12,190
Other real estate related limited liability investments	4,266	3,904
Non-real estate limited liability investments	6,257	6,880
Total	25,533	22,974
Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s net loss for the three and six months ended June 30, 2017 and June 30, 2016.

TABLE 4 Income from triple net lease investments included in net loss
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income from triple net lease limited liability investments	434	416	852	550
Income from CMC operations	679	—	1,352	—
Total income included in loss from continuing operations as a result of triple net lease investments and CMC acquisition	1,113	416	2,204	550
The Company has been increasing its exposure to triple net lease investments. These can take the form of limited liability investments as well as the Company’s investment in CMC. See Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements.
Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income.
Income from CMC operations is consolidated and, for the three months ended June 30, 2017, is comprised of Leased Real Estate segment operating income of $0.9 million ($1.8 million year to date), amortization of intangible assets of $0.0 million ($0.0 million year to date) and income tax expense of $0.2 million ($0.4 million year to date).
With respect to CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage, as well as depreciation and amortization of certain assets acquired. Over the next four years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $2.7 to $3.1 million per year related to its ownership of CMC. This estimated range is higher than what was estimated in the Company's 2016 Annual Report to reflect the approximately $1.4 million of additional rental income we expect to record each year as a result of a lease amendment executed between CMC and its tenant, effective beginning the first quarter of 2017, under which the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). In the Company's 2016 Annual Report, the Company stated it does not expect any positive cash flow to be available from its ownership of CMC because all cash

KINGSWAY FINANCIAL SERVICES INC.

rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, remains likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company owns 26.7% of the outstanding units of 1347 Investors. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment (loss) income in the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $8.2 million and $10.7 million, respectively.
The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $2.1 million and zero related to this investment for the three months ended June 30, 2017 and June 30, 2016, respectively ($2.5 million year to date compared to zero prior year to date).

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
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2017	December 31, 2016
Non-standard automobile	44,527	52,115
Commercial automobile	616	918
Other	731	762
Total	45,874	53,795
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable(in thousands of dollars)

Line of Business	June 30, 2017	December 31, 2016
Non-standard automobile	44,076	51,497
Commercial automobile	557	855
Other	731	762
Total	45,364	53,114
Non-Standard Automobile
At June 30, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $44.5 million and $52.1 million, respectively. The decrease is primarily due to a decrease in unpaid loss and loss adjustment expenses at Mendota.
Commercial Automobile
At June 30, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.6 million and $0.9 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 7.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Unfavorable (favorable) change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years	784	(24)	996	67
For the three months ended June 30, 2017, the Company reported $0.8 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years (unfavorable development of $1.0 million year to date)compared with favorable development of $0.0 million for the three months ended June 30, 2016 (unfavorable development of $0.1 million prior year to date). The unfavorable development reported for the three and six months ended June 30, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The favorable development reported for the three months ended June 30, 2016 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, partially offset by an increase in property and casualty unpaid loss and loss adjustment expenses at Mendota. The unfavorable development reported for the six months ended June 30, 2016 was primarily related to property and casualty loss and loss adjustment expenses at Mendota, partially offset by a decrease in property and casualty unpaid loss and loss adjustment expenses at Amigo.
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

Subordinated Debt
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by Kingsway America Inc. to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
The Company's subordinated debt is measured and reported at fair value. At June 30, 2017, the carrying value of the subordinated debt is $48.2 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the six months ended June 30, 2017, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The decrease in the credit spread assumption has the effect of increasing the fair value of the Company's subordinated debt while an increase in the credit spread assumption has the effect of decreasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the six months ended June 30, 2017, along with the passage of time, contributed to the $4.6 million increase in fair value of the Company’s subordinated debt between December 31, 2016 and June 30, 2017. This increase in fair value is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

Though the changes in the model assumptions will continue to introduce volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, the fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts. As a result, it should be expected the Company, on average, will continue to report quarterly and annual losses on changes in fair value of debt and from time to time these quarterly and annual losses may be material to the Company’s results of operations.

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
Cash Flows
During the six months ended June 30, 2017, the Company reported on the unaudited consolidated statements of cash flows $8.3 million of net cash used in operating activities. The reconciliation between the Company's reported $9.1 million net loss and the $8.3 million of net cash used in operating activities can be explained primarily by the $8.0 million decrease in the provision for unpaid loss and loss adjustment expenses, the $2.2 million equity in net income of investee and the $2.1 million increase in other receivables, offset by the $4.6 million loss on change in fair value of debt, $2.8 million of depreciation and amortization expense, the $2.4 million loss on change in fair value of investments, the $2.1 million increase in deferred service fees and the $1.4 million decrease in premiums and service fee receivables.
During the six months ended June 30, 2017, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $6.9 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities and proceeds from sales of equity investments in excess of purchases of fixed maturities, equity investments and limited liability investments.
During the six months ended June 30, 2017, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $1.3 million. This use of cash is attributed to principal repayments of $1.3 million on the Mortgage.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the six months ended June 30, 2017 was $2.7 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income.
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
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2017, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $9.5 million and $14.9 million at June 30, 2017 and December 31, 2016, respectively. These amounts are reflected in the cash and cash equivalents of $33.8 million and $36.5 million reported at June 30, 2017 and December 31, 2016, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $9.5 million at June 30, 2017 represents approximately 11 months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company.
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
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of June 30, 2017, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has an off-balance sheet arrangement related to a guarantee, which is further described in Note 20, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.

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

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2017 and December 31, 2016.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	June 30, 2017	% of Total	December 31, 2016	% of Total
Due in less than one year	7,504	13.2%	6,561	10.6%
Due in one through five years	40,077	70.4%	40,750	66.0%
Due after five through ten years	3,082	5.3%	4,552	7.4%
Due after ten years	6,302	11.1%	9,901	16.0%
Total	56,965	100.0%	61,764	100.0%

At June 30, 2017, 83.6% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at June 30, 2017 and December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
June 30, 2017:
Estimated fair value	$58,276	$56,965	$55,654
Estimated increase (decrease) in fair value	$1,311	$—	$(1,311)

December 31, 2016:
Estimated fair value	$63,303	$61,764	$60,225
Estimated increase (decrease) in fair value	$1,539	$—	$(1,539)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of June 30, 2017, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2017 and December 31, 2016, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.2% of those investments rated 'A' or better at June 30, 2017. 'Not Rated' in Table 10 below includes $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	June 30, 2017	December 31, 2016
AAA/Aaa	70.5%	69.5%
AA/Aa	7.1	6.4
A/A	12.6	14.3
Percentage rated A/A2 or better	90.2%	90.2%
BBB/Baa	3.3	3.8
BB/Ba	1.0	1.0
Not rated	5.5	5.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2017. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

We are in the process of remediating the identified material weakness in internal control over financial reporting related to income tax accounting for non-routine transactions. Among other actions, we have engaged a nationally recognized accounting firm to assist us, as necessary, with the review of accounting for non-routine transactions. During the second quarter of 2017, we consulted with this firm with respect to income tax accounting for contingent consideration benefits arising from our prior business combinations with IWS and Trinity. Because the Company has not executed a non-routine transaction since December 31, 2016, it has been unable to test completely that it has remediated the identified material weakness. Management believes this approach will eventually prove to effectively remediate the material weakness.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 7, 2017	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Director
(principal executive officer)

Date:	August 7, 2017	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

