Form 10-Q
period 2017-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2017-11-07
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 7, 2017 was 23,660,855.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $54,964 and $62,136, respectively)	$54,750	$61,764
Equity investments, at fair value (cost of $16,996 and $19,099, respectively)	17,222	23,230
Limited liability investments	26,771	22,974
Limited liability investment, at fair value	10,259	10,700
Other investments, at cost which approximates fair value	9,294	9,368
Short-term investments, at cost which approximates fair value	151	401
Total investments	118,447	128,437
Cash and cash equivalents	30,614	36,475
Investment in investee	4,458	3,116
Accrued investment income	829	790
Premiums receivable, net of allowance for doubtful accounts of $115 and $115, respectively	30,396	31,564
Service fee receivable, net of allowance for doubtful accounts of $301 and $274, respectively	2,631	1,320
Other receivables, net of allowance for doubtful accounts of $806 and $806, respectively	5,967	3,299
Deferred acquisition costs, net	13,550	13,609
Property and equipment, net of accumulated depreciation of $12,056 and $10,603, respectively	109,066	116,961
Goodwill	71,061	71,061
Intangible assets, net of accumulated amortization of $8,047 and $7,181, respectively	87,901	89,017
Other assets	4,410	5,372
Total Assets	$479,330	$501,021
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$46,192	$53,795
Vehicle service agreements	2,777	2,915
Total unpaid loss and loss adjustment expenses	48,969	56,710
Unearned premiums	40,036	40,176
Note payable	187,401	190,074
Subordinated debt, at fair value	49,388	43,619
Deferred income tax liability	49,759	48,720
Deferred service fees	37,252	35,822
Income taxes payable	2,439	2,051
Accrued expenses and other liabilities	14,617	20,587
Total Liabilities	429,861	437,759

Class A preferred stock, no par value; unlimited number authorized; 222,876 and 262,876 issued and outstanding at September 30, 2017 and December 31, 2016, respectively; redemption amount of $5,572	5,452	6,427

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,458,190 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	355,721	353,882
Accumulated deficit	(308,854)	(297,668)
Accumulated other comprehensive loss	(3,966)	(208)
Shareholders' equity attributable to common shareholders	42,901	56,006
Noncontrolling interests in consolidated subsidiaries	1,116	829
Total Shareholders' Equity	44,017	56,835
Total Liabilities, Class A preferred stock and Shareholders' Equity	$479,330	$501,021

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$32,556	$32,949	$98,996	$94,189
Service fee and commission income	8,023	6,330	21,458	17,046
Rental income	3,341	2,426	10,023	2,426
Net investment income	2,940	1,069	1,277	2,069
Net realized gains (losses)	1,976	46	3,108	(58)
Other income	3,166	3,005	8,796	8,170
Total revenues	52,002	45,825	143,658	123,842
Operating expenses:
Loss and loss adjustment expenses	29,368	26,804	83,246	75,139
Commissions and premium taxes	6,024	5,928	18,777	17,629
Cost of services sold	1,951	1,381	4,546	2,924
General and administrative expenses	10,912	9,949	33,564	30,326
Leased real estate segment interest expense	1,563	1,319	4,706	1,319
Amortization of intangible assets	286	779	866	1,381
Contingent consideration benefit	—	—	(212)	(657)
Impairment of intangible assets	—	—	250	—
Total operating expenses	50,104	46,160	145,743	128,061
Operating income (loss)	1,898	(335)	(2,085)	(4,219)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,261	1,129	3,636	3,330
Foreign exchange losses, net	4	4	8	14
Loss (gain) on change in fair value of debt	1,178	2,472	5,769	(1,124)
Gain on deconsolidation of subsidiary	—	(5,643)	—	(5,643)
Equity in net loss (income) of investees	897	61	(1,343)	1,004
Total other expenses (revenues), net	3,340	(1,977)	8,070	(2,419)
(Loss) income from continuing operations before income tax expense	(1,442)	1,642	(10,155)	(1,800)
Income tax expense	120	55	1,550	107
(Loss) income from continuing operations	(1,562)	1,587	(11,705)	(1,907)
Gain on disposal of discontinued operations, net of taxes	—	—	1,017	1,124
Net (loss) income	(1,562)	1,587	(10,688)	(783)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	79	48	284	(352)
Less: dividends on preferred stock	(88)	110	156	274
Net (loss) income attributable to common shareholders	$(1,553)	$1,429	$(11,128)	$(705)
(Loss) earnings per share - continuing operations:
Basic:	$(0.07)	$0.07	$(0.57)	$(0.09)
Diluted:	$(0.07)	$0.06	$(0.57)	$(0.09)
Earnings per share - discontinued operations:
Basic:	$—	$—	$0.05	$0.06
Diluted:	$—	$—	$0.05	$0.06
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.07)	$0.07	$(0.52)	$(0.04)
Diluted:	$(0.07)	$0.06	$(0.52)	$(0.04)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,559	19,843	21,492	19,791
Diluted:	21,559	22,958	21,492	19,791

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(1,562)	$1,587	$(10,688)	$(783)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(3,262)	(328)	(4,489)	377
Reclassification adjustment for amounts included in net (loss) income	764	21	735	(484)
Other comprehensive loss	(2,498)	(307)	(3,754)	(107)
Comprehensive (loss) income	(4,060)	1,280	(14,442)	(890)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	79	45	287	(354)
Comprehensive (loss) income attributable to common shareholders	$(4,139)	$1,235	$(14,729)	$(536)
(1) Net of income tax expense of $0 and $0 for the three and nine months ended September 30, 2017, respectively, and $0 and $0 for the three and nine months ended September 30, 2016, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities:
Net loss	$(10,688)	$(783)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,017)	(1,124)
Equity in net (income) loss of investees	(1,343)	1,004
Equity in net income of limited liability investments	(232)	(800)
Loss on change in fair value of investments	419	219
Depreciation and amortization expense	4,179	1,962
Contingent consideration benefit	(212)	(657)
Stock-based compensation expense, net of forfeitures	887	716
Net realized (gains) losses	(3,108)	58
Loss (gain) on change in fair value of debt	5,769	(1,124)
Deferred income taxes	1,039	76
Intangible asset impairment	250	—
Amortization of fixed maturities premiums and discounts	169	176
Amortization of note payable premium	(722)	(203)
Gain on deconsolidation of subsidiary	—	(5,643)
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(143)	(6,847)
Other receivables, net	(2,668)	773
Deferred acquisition costs, net	59	(2,410)
Income taxes recoverable	—	61
Unpaid loss and loss adjustment expenses	(7,741)	(6,400)
Unearned premiums	(140)	7,416
Deferred service fees	1,430	2,322
Other, net	289	82
Net cash used in operating activities	(13,524)	(11,126)
Investing activities:
Proceeds from sales and maturities of fixed maturities	14,723	19,805
Proceeds from sales of equity investments	9,589	3,721
Purchases of fixed maturities	(7,683)	(24,816)
Purchases of equity investments	(4,654)	(1,541)
Acquisitions of limited liability investments	(3,565)	(2,870)
Net proceeds from (purchases of) other investments	73	(3,173)
Net proceeds from (purchases of) short-term investments	250	(533)
Net proceeds from sale of discontinued operations	1,017	1,404
Acquisition of business, net of cash acquired	—	(494)
Net purchases of property and equipment	(136)	(641)
Net cash provided by (used in) investing activities	9,614	(9,138)
Financing activities:
Repurchase of common stock for cancellation	—	(125)
Principal payments on note payable assumed in CMC acquisition	(1,951)	(607)
Net cash used in financing activities	(1,951)	(732)
Net decrease in cash and cash equivalents	(5,861)	(20,996)
Cash and cash equivalents at beginning of period	36,475	51,701
Cash and cash equivalents at end of period	$30,614	$30,705

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net (loss) income or total shareholders' equity.
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
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires, prospectively, all tax effects related to share-based payments be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. Effective January 1, 2017, the Company adopted ASU 2016-09. The adoption of the standard did not affect the Company's consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company intends to utilize the modified retrospective method upon adoption of ASU 2014-09 as it relates to the Company’s Extended Warranty segment revenues. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance and lease contracts are not within the scope of ASU 2014-09; therefore, this standard would not apply to the Company's Insurance Underwriting and Leased Real Estate segments. The Company is currently evaluating the potential effect of the adoption of ASU 2014-09 on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
(b)     Deconsolidation
1347 Investors LLC:
At June 30, 2016, the Company owned 61.0% of the outstanding units of 1347 Investors LLC ("1347 Investors"). Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. 1347 Investors had an investment in the common stock and private units of 1347 Capital

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
(c)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During the second quarters of 2017 and 2016, the Company received cash consideration, before expenses, of $1.3 million and $1.4 million, respectively, representing the first two annual installment earnout payments. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.0 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty (formerly Insurance Services) segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the unaudited consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the three and nine months ended September 30, 2017 and September 30, 2016 is presented below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gain on disposal of discontinued operations before income tax benefit	$—	$—	$1,017	$1,124
Income tax benefit	—	—	—	—
Gain on disposal of discontinued operations, net of taxes	$—	$—	$1,017	$1,124

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at September 30, 2017 and December 31, 2016 are summarized in the tables shown below:

(in thousands)	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$26,478	$11	$152	$26,337
States, municipalities and political subdivisions	3,830	8	32	3,806
Mortgage-backed	8,102	11	79	8,034
Asset-backed securities and collateralized mortgage obligations	2,539	4	6	2,537
Corporate	14,015	84	63	14,036
Total fixed maturities	54,964	118	332	54,750
Equity investments:
Common stock	15,400	797	780	15,417
Warrants - publicly traded	636	147	140	643
Warrants - not publicly traded	960	202	—	1,162
Total equity investments	16,996	1,146	920	17,222
Total fixed maturities and equity investments	$71,960	$1,264	$1,252	$71,972

(in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$22	$186	$28,148
States, municipalities and political subdivisions	3,131	1	44	3,088
Mortgage-backed	8,610	12	116	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	4	5	3,467
Corporate	18,615	94	154	18,555
Total fixed maturities	62,136	133	505	61,764
Equity investments:
Common stock	17,701	4,156	431	21,426
Warrants - publicly traded	438	279	53	664
Warrants - not publicly traded	960	180	—	1,140
Total equity investments	19,099	4,615	484	23,230
Total fixed maturities and equity investments	$81,235	$4,748	$989	$84,994

Net unrealized gains and losses in the tables above are reported as other comprehensive loss with the exception of net unrealized gains of $0.2 million, at September 30, 2017, and $0.2 million, at December 31, 2016, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

The table below summarizes the Company's fixed maturities at September 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,301	$8,288
Due after one year through five years	38,612	38,461
Due after five years through ten years	2,335	2,329
Due after ten years	5,716	5,672
Total	$54,964	$54,750

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of September 30, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$22,544	$152	$—	$—	$22,544	$152
States, municipalities and political subdivisions	2,468	25	374	7	2,842	32
Mortgage-backed	7,336	78	146	1	7,482	79
Asset-backed securities and collateralized mortgage obligations	1,810	5	124	1	1,934	6
Corporate	6,185	60	119	3	6,304	63
Total fixed maturities	40,343	320	763	12	41,106	332
Equity investments:
Common stock	3,123	483	63	297	3,186	780
Warrants	302	140	—	—	302	140
Total equity investments	3,425	623	63	297	3,488	920
Total	$43,768	$943	$826	$309	$44,594	$1,252

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

(in thousands)					December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$18,509	$186	$—	$—	$18,509	$186
States, municipalities and political subdivisions	2,594	44	—	—	2,594	44
Mortgage-backed	7,709	116	58	—	7,767	116
Asset-backed securities and collateralized mortgage obligations	1,830	5	44	—	1,874	5
Corporate	10,956	154	—	—	10,956	154
Total fixed maturities	41,598	505	102	—	41,700	505
Equity investments:
Common stock	900	293	868	138	1,768	431
Warrants	31	20	—	33	31	53
Total equity investments	931	313	868	171	1,799	484
Total	$42,529	$818	$970	$171	$43,499	$989
Fixed maturities and equity investments contain approximately 179 and 173 individual investments that were in unrealized loss positions as of September 30, 2017 and December 31, 2016, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended September 30, 2017 and September 30, 2016.
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
Limited liability investments include investments in limited liability companies, limited partnerships and a general partnership that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2017 and December 31, 2016, the carrying value of limited liability investments totaled $26.8 million and $23.0 million, respectively. At September 30, 2017, the Company has unfunded commitments totaling $1.2 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. In connection with the deconsolidation of 1347 Investors during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company made an irrevocable election to account for this investment at fair value. As of September 30, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and $10.7 million, respectively. At September 30, 2017, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of September 30, 2017 and December 31, 2016, the carrying value of other investments totaled $9.3 million and $9.4 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under either of the performance share grant agreements as of September 30, 2017. Refer to Note 19, "Fair Value of Financial Instruments," for further details regarding the performance shares.
Gross realized gains and losses on fixed maturities and equity investments for the three and nine months ended September 30, 2017 and September 30, 2016 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross realized gains	$1,979	$47	$3,138	$295
Gross realized losses	(3)	(1)	(30)	(353)
Net realized gains (losses)	$1,976	$46	$3,108	$(58)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

Net investment income for the three and nine months ended September 30, 2017 and September 30, 2016 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Interest from fixed maturities	$222	$189	$656	$649
Dividends	124	132	393	524
Income from limited liability investments	513	490	232	800
Gain (loss) on change in fair value of limited liability investment, at fair value	2,039	—	(441)	—
(Loss) gain on change in fair value of warrants - not publicly traded	(25)	27	22	(219)
Other	101	267	516	406
Gross investment income	2,974	1,105	1,378	2,160
Investment expenses	(34)	(36)	(101)	(91)
Net investment income	$2,940	$1,069	$1,277	$2,069
Fixed maturities and short-term investments with an estimated fair value of $12.5 million and $13.1 million were on deposit with state and provincial regulatory authorities at September 30, 2017 and December 31, 2016, respectively. From time to time, the Company pledges investments to third parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $16.9 million and $16.4 million at September 30, 2017 and December 31, 2016, respectively.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined its investment in the common stock of ICL qualified for the equity method of accounting and, thus, is included in investment in investee in the consolidated balance sheets at September 30, 2017 and December 31, 2016. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in ICL at September 30, 2017 and December 31, 2016 were as follows:

(in thousands, except for percentages)
	September 30, 2017			December 31, 2016
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	31.2%	$3,671	$4,458	31.2%	$4,251	$3,116

The estimated fair value of the Company's investment in ICL at September 30, 2017 in the table above is calculated based on the published closing price of ICL at June 30, 2017 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at September 30, 2017 is $3.8 million.
1347 Investors previously had an investment in the common stock and private units of 1347 Capital Corp., which was included in investment in investee in the consolidated balance sheet at June 30, 2016. As discussed in Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," during the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7% and the Company deconsolidated 1347 Investors. As a result of removing the net assets of 1347 Investors from the Company’s consolidated balance sheets, the Company no longer had a direct investment in the common stock and private units of 1347 Capital Corp. at September 30, 2016.
For the three months ended September 30, 2017 and September 30, 2016, equity in net loss of investees was $0.9 million and $0.1 million, respectively (income of $1.3 million and loss of $1.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2017 and September 30, 2016 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance, net	$13,709	$13,824	$13,609	$12,143
Additions	6,806	7,565	21,504	22,334
Amortization	(6,965)	(6,836)	(21,563)	(19,924)
Balance at September 30, net	$13,550	$14,553	$13,550	$14,553
NOTE 9 INTANGIBLE ASSETS
Intangible assets at September 30, 2017 and December 31, 2016 are comprised as follows:

(in thousands)		September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,398	$2,520
Vehicle service agreements in-force	3,680	3,619	61
Customer relationships	3,611	1,856	1,755
In-place lease	1,125	76	1,049
Contract-based revenues	731	98	633
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$8,047	$87,901

(in thousands)		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,029	$2,889
Vehicle service agreements in-force	3,680	3,554	126
Customer relationships	3,611	1,521	2,090
In-place lease	1,125	29	1,096
Contract-based revenues	731	48	683
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$96,198	$7,181	$89,017

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to fifteen years. Amortization of intangible assets was $0.3 million and $0.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively ($0.9 million and $1.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively).
The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota Insurance Company ("Mendota") and Mendakota Insurance Company ("Mendakota") surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

(a)     Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2017 and September 30, 2016 were as follows:

(in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period, gross	$53,795	$55,471
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207
Balance at beginning of period, net	53,114	54,264
Incurred related to:
Current year	71,756	71,193
Prior years	7,563	(207)
Paid related to:
Current year	(41,228)	(42,672)
Prior years	(45,221)	(34,293)
Balance at end of period, net	45,984	48,285
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	208	706
Balance at end of period, gross	$46,192	$48,991
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $7.6 million for the nine months ended September 30, 2017 and favorable development on property and casualty unpaid loss and loss adjustment expenses of $0.2 million for the nine months ended September 30, 2016. The unfavorable development for the nine months ended September 30, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The favorable development reported for the nine months ended September 30, 2016 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, partially offset by an increase in property and casualty loss and loss adjustment expenses at Mendota.
(b)     Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of September 30, 2017 and September 30, 2016 were as follows:

(in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period	$2,915	$2,975
Incurred related to:
Current year	3,927	4,153
Prior years	—	—
Paid related to:
Current year	(4,002)	(3,920)
Prior years	(63)	(153)
Balance at end of period	$2,777	$3,055

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

NOTE 11 DEBT
Debt consists of the following instruments at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017			December 31, 2016
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$176,831	$187,401	$184,834	$178,781	$190,074	$190,074
Subordinated debt	90,500	49,388	49,388	90,500	43,619	43,619
Total	$267,331	$236,789	$234,222	$269,281	$233,693	$233,693

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 19, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Subordinated debt consists of the following trust preferred debt instruments:

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

NOTE 12 FINANCE LEASE OBLIGATION LIABILITY
On October 2, 2014, the Company completed a sale and leaseback transaction involving building and land located in Miami, Florida, which was previously recorded as asset held for sale. The transaction did not qualify for sales recognition and was accounted for as a financing due to the Company's continuing involvement with the property as a result of nonrecourse financing provided to the buyer in the form of prepaid rent. A finance lease obligation liability equal to the selling price of the property was established at the date of the transaction. During the lease term, the Company recorded interest expense on the finance lease obligation at its incremental borrowing rate and increased the finance lease obligation liability by the same amount.

During the second quarter of 2017, the Company was informed of the landlord's intent to terminate the lease agreement effective October 10, 2017. The Company had the option to vacate the property and effectively terminate the lease earlier than October 10, 2017. As a result of terminating the lease, the Company no longer has continuing involvement with the property and at September 30, 2017, has recognized the sale of the property as well as the related gain of $0.7 million. The gain results primarily from removing the carrying values of the land, building and finance lease obligation liability from the consolidated balance sheets and from the return of part of the original prepaid rent. The gain is included in other income in the consolidated statements of operations for the three and nine months ended September 30, 2017. At September 30, 2017 and December 31, 2016, finance lease obligation liability of zero and $5.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At September 30, 2017 and December 31, 2016, the carrying value of the land and building of zero and $4.8 million, respectively, is included in property and equipment in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

NOTE 13 INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2017 and September 30, 2016 varies from the amount that would result by applying the applicable United States corporate income tax rate of 34% to (loss) income from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit) at United States statutory income tax rate	$(490)	$558	$(3,453)	$(612)
Valuation allowance	246	(501)	3,191	139
Foreign operations subject to different tax rates	140	36	46	110
Non-deductible compensation	101	82	301	531
Change in unrecognized tax benefits(1)	64	6	436	6
Indefinite life intangibles	33	32	1,038	76
Other	26	(158)	(9)	(143)
Income tax expense	$120	$55	$1,550	$107
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2017 and December 31, 2016. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2017 and December 31, 2016 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below.
The Company carries a deferred income tax liability of $49.8 million and $48.7 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $13.4 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $36.4 million relates to land and indefinite lived intangible assets. At December 31, 2016, $13.4 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards and $35.3 million relates to land and indefinite lived intangible assets. The Company considered a tax planning strategy in arriving at its September 30, 2017 and December 31, 2016 deferred income tax liability.
As of September 30, 2017 and December 31, 2016, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million and $0.0 million related to interest and penalty accruals for the three months ended September 30, 2017 and September 30, 2016, respectively ($0.4 million and $0.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively). At September 30, 2017 and December 31, 2016, the Company carried an accrual for the payment of interest and penalties of $0.8 million and $0.4 million, respectively, included in income taxes payable in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

NOTE 14 (LOSS) EARNINGS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings from continuing operations per share computation for the three and nine months ended September 30, 2017 and September 30, 2016:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations	$(1,562)	$1,587	$(11,705)	$(1,907)
(Less) plus: net (income) loss attributable to noncontrolling interests	(79)	(48)	(284)	352
(Less) plus: dividends on preferred stock	88	(110)	(156)	(274)
(Loss) income from continuing operations attributable to common shareholders	$(1,553)	$1,429	$(12,145)	$(1,829)
Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	21,559	19,843	21,492	19,791
Weighted-average diluted shares
Weighted-average common shares outstanding	21,559	19,843	21,492	19,791
Effect of potentially dilutive securities:
Stock options	—	122	—	—
Unvested restricted stock awards	—	862	—	—
Unvested restricted stock units	—	—	—	—
Warrants	—	488	—	—
Convertible preferred stock	—	1,643	—	—
Weighted-average diluted shares	21,559	22,958	21,492	19,791
Basic (loss) earnings from continuing operations per share	$(0.07)	$0.07	$(0.57)	$(0.09)
Diluted (loss) earnings from continuing operations per share	$(0.07)	$0.06	$(0.57)	$(0.09)
Basic (loss) earnings from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted (loss) earnings from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock.
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
Because the Company is reporting a loss from continuing operations for the three months ended September 30, 2017 and the nine months ended September 30, 2017 and September 30, 2016, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2017:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2016	651,875	$4.51	1.4	$1,134
Granted	—	—
Expired	—	—
Outstanding at September 30, 2017	651,875	$4.51	0.6	$1,036
Exercisable at September 30, 2017	651,875	$4.51	0.6	$1,036
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2017 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the nine months ended September 30, 2017.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company on March 28, 2014. The Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at September 30, 2017 was $5.2 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the nine months ended September 30, 2017:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at September 30, 2017	1,952,665	$4.14
(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at September 30, 2017 was $2.4 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the nine months ended September 30, 2017:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2017	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively ($0.9 million and $0.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively).

NOTE 16 CLASS A PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Prior to the third quarter of 2017, the Company had 262,876 class A convertible preferred shares, series 1 ("Preferred Shares") outstanding. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021.
During the third quarter of 2017, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holders. As a result, $1.0 million was reclassified from Class A preferred stock to Shareholders' Equity on the consolidated balance sheet at September 30, 2017. The 222,876 Preferred Shares outstanding at September 30, 2017 will be accreted up to the stated redemption value of $5.6 million through the April 1, 2021 redemption date.
NOTE 17 ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below detail the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 and September 30, 2016 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive loss, net of tax, only for the three and nine months ended September 30, 2017 and September 30, 2016 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended September 30, 2017
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at July 1, 2017	$2,313	$(3,780)	$(1,467)

Other comprehensive loss arising during the period	(3,263)	—	(3,263)
Amounts reclassified from accumulated other comprehensive loss	764	—	764
Net current-period other comprehensive loss	(2,499)	—	(2,499)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

(in thousands)		Three months ended September 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at July 1, 2016	$1,494	$(3,780)	$(2,286)

Other comprehensive loss arising during the period	(326)	—	(326)
Amounts reclassified from accumulated other comprehensive loss	21	—	21
Net current-period other comprehensive loss	(305)	—	(305)

Balance at September 30, 2016	$1,189	$(3,780)	$(2,591)

(in thousands)		Nine months ended September 30, 2017
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(4,493)	—	(4,493)
Amounts reclassified from accumulated other comprehensive loss	735	—	735
Net current-period other comprehensive loss	(3,758)	—	(3,758)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)

(in thousands)		Nine months ended September 30, 2016
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2016	$1,294	$(3,780)	$(2,486)

Other comprehensive income arising during the period	379	—	379
Amounts reclassified from accumulated other comprehensive loss	(484)	—	(484)
Net current-period other comprehensive loss	(105)	—	(105)

Balance at September 30, 2016	$1,189	$(3,780)	$(2,591)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on fixed maturities and equity investments to:
Net realized gains (losses)	$(764)	$(21)	$(735)	$484
(Loss) income from continuing operations before income tax expense	(764)	(21)	(735)	484
Net (loss) income	$(764)	$(21)	(735)	484
NOTE 18 SEGMENTED INFORMATION
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

Revenues and Operating (Loss) Income by Reportable Segment
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the unaudited consolidated interim financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.
Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2017 and September 30, 2016 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Insurance Underwriting:
Net premiums earned	$32,556	$32,949	$98,996	$94,189
Other income	2,416	2,698	7,449	7,636
Total Insurance Underwriting	34,972	35,647	106,445	101,825
Extended Warranty:
Service fee and commission income	8,023	6,330	21,458	17,046
Other income	34	125	170	241
Total Extended Warranty	8,057	6,455	21,628	17,287
Leased Real Estate:
Rental income	3,341	2,426	10,023	2,426
Other income	59	6	431	6
Total Leased Real Estate	3,400	2,432	10,454	2,432
Total segment revenues	46,429	44,534	138,527	121,544
Net investment income	2,940	1,069	1,277	2,069
Net realized gains (losses)	1,976	46	3,108	(58)
Other income not allocated to segments	657	176	746	287
Total revenues	$52,002	$45,825	$143,658	$123,842

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

The operating (loss) income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating (loss) income reconciled to the consolidated (loss) income from continuing operations for the three and nine months ended September 30, 2017 and September 30, 2016 was:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment operating (loss) income:
Insurance Underwriting	$(2,441)	$(140)	$(3,600)	$(198)
Extended Warranty	847	558	2,118	(378)
Leased Real Estate	525	735	2,315	735
Total segment operating (loss) income	(1,069)	1,153	833	159
Net investment income	2,940	1,069	1,277	2,069
Net realized gains (losses)	1,976	46	3,108	(58)
Amortization of intangible assets	(286)	(779)	(866)	(1,381)
Contingent consideration benefit	—	—	212	657
Impairment of intangible assets	—	—	(250)	—
Interest expense not allocated to segments	(1,261)	(1,129)	(3,636)	(3,330)
Other income and expenses not allocated to segments, net	(1,663)	(1,824)	(6,399)	(5,665)
Foreign exchange losses, net	(4)	(4)	(8)	(14)
(Loss) gain on change in fair value of debt	(1,178)	(2,472)	(5,769)	1,124
Gain on deconsolidation of subsidiary	—	5,643	—	5,643
Equity in net (loss) income of investees	(897)	(61)	1,343	(1,004)
(Loss) income from continuing operations before income tax expense	(1,442)	1,642	(10,155)	(1,800)
Income tax expense	120	55	1,550	107
(Loss) income from continuing operations	$(1,562)	$1,587	$(11,705)	$(1,907)
Insurance Underwriting net premiums earned by line of business for the three and nine months ended September 30, 2017 and September 30, 2016 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Insurance Underwriting:
Private passenger auto liability	$22,341	$22,325	$67,650	$64,056
Auto physical damage	10,215	10,624	31,346	30,133
Total net premiums earned	$32,556	$32,949	$98,996	$94,189
NOTE 19 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
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
Contingent consideration - The consideration for certain of the Company's acquisitions included future payments to the former owners that were contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities is estimated using internal models without relevant observable market inputs. Estimated payments are discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the unaudited consolidated statements of operations as contingent consideration benefit. During the second quarter of 2017, the Company settled its remaining contingent consideration liability; therefore, no contingent consideration liability remains on the consolidated balance sheets as of September 30, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 was as follows:

(in thousands)			September 30, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$26,337	$—	$26,337	$—
States, municipalities and political subdivisions	3,806	—	3,806	—
Mortgage-backed	8,034	—	8,034	—
Asset-backed securities and collateralized mortgage obligations	2,537	—	2,537	—
Corporate	14,036	—	14,036	—
Total fixed maturities	54,750	—	54,750	—
Equity investments:
Common stock	15,417	15,417	—	—
Warrants	1,805	643	1,162	—
Total equity investments	17,222	16,060	1,162	—
Limited liability investment, at fair value	10,259	—	10,259	—
Other investments	9,294	—	9,294	—
Short-term investments	151	—	151	—
Total assets	$91,676	$16,060	$75,616	$—

Liabilities:
Subordinated debt	$49,388	$—	$49,388	$—
Total liabilities	$49,388	$—	$49,388	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

(in thousands)			December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$28,148	$—	$28,148	$—
States municipalities and political subdivisions	3,088	—	3,088	—
Mortgage-backed	8,506	—	8,506	—
Asset-backed securities and collateralized mortgage obligations	3,467	—	3,467	—
Corporate	18,555	—	18,555	—
Total fixed maturities	61,764	—	61,764	—
Equity investments:
Common stock	21,426	21,426	—	—
Warrants	1,804	664	1,140	—
Total equity investments	23,230	22,090	1,140	—
Limited liability investment, at fair value	10,700	—	10,700	—
Other investments	9,368	—	9,368	—
Short-term investments	401	—	401	—
Total assets	$105,463	$22,090	$83,373	$—

Liabilities:
LROC preferred units	—	—	—	—
Senior unsecured debentures	—	—	—	—
Subordinated debt	$43,619	$—	$43,619	$—
Contingent consideration	325	—	—	325
Total liabilities	$43,944	$—	$43,619	$325

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2017 and September 30, 2016:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contingent consideration:
Beginning balance	$—	$325	$325	$1,982
Settlement of contingent consideration liabilities	—	—	(113)	(1,000)
Change in fair value of contingent consideration included in net loss	—	—	(212)	(657)
Ending balance	$—	$325	$—	$325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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

NOTE 21 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that would be incurred in connection with any of the various proceedings at this time, it is possible an individual action would result in a loss having a material adverse effect on the Company's business, results of operations or financial condition.
(b)    Guarantee:
The Company provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  These agreements may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2017.
The third party filed a lawsuit on May 11, 2016 seeking damages of $0.2 million from the Company. With respect to this particular lawsuit, the Company does not believe the likelihood of an unfavorable outcome is probable. As a result, no liability has been accrued in the unaudited consolidated interim financial statements at September 30, 2017 with respect to this particular lawsuit. No assurances can be given, however, the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company's business, results of operations or financial condition.
(c)    Commitment:
The Company has entered into subscription agreements to commit up to $2.5 million of capital to allow for participation in limited liability investments. At September 30, 2017, the unfunded commitment was $1.2 million.

NOTE 22 SUBSEQUENT EVENTS
On October 12, 2017, the Company acquired 100% of the outstanding shares of Professional Warranty Services Corporation ("PWSC") for approximately $10.3 million. PWSC is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. PWSC's balance sheet and results of operations will be included in the consolidated financial statements of the Company, beginning with the fourth quarter of 2017. During the fourth quarter of 2017, the Company intends to begin its fair value analysis of the assets acquired and liabilities assumed. If the Company has not completed its fair value analysis by the time it reports its year-end earnings, it will include estimates of these assets and liabilities in the consolidated balance sheet at December 31, 2017, along with any additional disclosure deemed necessary.

On October 25, 2017, the Company executed an agreement to sell 900,000 shares of PIH common stock to FGI in two separate transactions for cash proceeds totaling $7.1 million. On November 1, 2017, the Company sold 475,428 shares of PIH common stock to FGI at a price of $7.85 per share. The second transaction, for the sale of 424,572 shares of PIH common stock at a price of $7.85 per share, is expected to close after FGI obtains the necessary regulatory approvals.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2017

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
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. For the three months ended September 30, 2017, production in the following states represented 90.0% of the Company's gross premiums written: Florida (28.1%), Texas (16.8%), California (14.6%), Nevada (11.4%), Illinois (10.0%) and Colorado (9.1%). For the nine months ended September 30, 2017, production in the following states represented 90.1% of the Company's gross premiums written: Florida (27.5%), Texas (16.8%), California (13.1%), Nevada (12.2%), Illinois (11.0%) and Colorado (9.5%). For the three and nine months ended September 30, 2017, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of

KINGSWAY FINANCIAL SERVICES INC.

Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

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
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income from continuing operations before income tax expense that, in addition to segment operating (loss) income, includes net investment income, net realized gains (losses), amortization of intangible assets, contingent consideration benefit, impairment of intangible assets, interest expense not allocated to segments, other income not allocated to segments, general and administrative expenses, foreign exchange losses, net, (loss) gain on change in fair value of debt, gain on deconsolidation of subsidiary and equity in net (loss) income of investees. A reconciliation of segment operating (loss) income to (loss) income from continuing operations before income tax expense for the three and nine months ended September 30, 2017 and 2016 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating (loss) income to net (loss) income for the three and nine months ended September 30, 2017 and 2016 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income
(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Segment operating (loss) income:
Insurance Underwriting	(2,441)	(140)	(2,301)	(3,600)	(198)	(3,402)
Extended Warranty	847	558	289	2,118	(378)	2,496
Leased Real Estate	525	735	(210)	2,315	735	1,580
Total segment operating (loss) income	(1,069)	1,153	(2,222)	833	159	674
Net investment income	2,940	1,069	1,871	1,277	2,069	(792)
Net realized gains (losses)	1,976	46	1,930	3,108	(58)	3,166
Amortization of intangible assets	(286)	(779)	493	(866)	(1,381)	515
Contingent consideration benefit	—	—	—	212	657	(445)
Impairment of intangible assets	—	—	—	(250)	—	(250)
Interest expense not allocated to segments	(1,261)	(1,129)	(132)	(3,636)	(3,330)	(306)
Other income and expenses not allocated to segments, net	(1,663)	(1,824)	161	(6,399)	(5,665)	(734)
Foreign exchange losses, net	(4)	(4)	—	(8)	(14)	6
(Loss) gain on change in fair value of debt	(1,178)	(2,472)	1,294	(5,769)	1,124	(6,893)
Gain on deconsolidation of subsidiary	—	5,643	(5,643)	—	5,643	(5,643)
Equity in net (loss) income of investees	(897)	(61)	(836)	1,343	(1,004)	2,347
(Loss) income from continuing operations before income tax expense	(1,442)	1,642	(3,084)	(10,155)	(1,800)	(8,355)
Income tax expense	120	55	65	1,550	107	1,443
(Loss) income from continuing operations	(1,562)	1,587	(3,149)	(11,705)	(1,907)	(9,798)
Gain on disposal of discontinued operations, net of taxes	—	—	—	1,017	1,124	(107)
Net (loss) income	(1,562)	1,587	(3,149)	(10,688)	(783)	(9,905)
(Loss) Income from Continuing Operations and Net (Loss) Income
In the third quarter of 2017, we reported loss from continuing operations of $1.6 million compared to income from continuing operations of $1.6 million in the third quarter of 2016. For the nine months ended September 30, 2017, we reported loss from

KINGSWAY FINANCIAL SERVICES INC.

continuing operations of $11.7 million compared to $1.9 million for the nine months ended September 30, 2016. The loss from continuing operations for the three months ended September 30, 2017 is primarily due to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments and loss on change in fair value of debt, partially offset by net investment income and net realized gains. The loss from continuing operations for the nine months ended September 30, 2017 is primarily due to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and net realized gains. The income from continuing operations for the three months ended September 30, 2016 is primarily attributable to net investment income and gain on deconsolidation of subsidiary, partially offset by interest expense not allocated to segments, other income and expenses not allocated to segments and loss on change in fair value of debt. The loss from continuing operations for the nine months ended September 30, 2016 is primarily attributable to interest expense not allocated to segments and other income and expenses not allocated to segments, partially offset by gain on deconsolidation of subsidiary and net investment income.
For the three months ended September 30, 2017, we reported net loss of $1.6 million compared to net income of $1.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we reported net loss of $10.7 million compared to $0.8 million for the nine months ended September 30, 2016.
Insurance Underwriting
In the third quarter of 2017, Insurance Underwriting gross premiums written were $31.8 million compared to $34.5 million in the third quarter of 2016, representing a 7.8% decrease ($98.8 million year to date compared to $101.7 million prior year to date, representing a 2.9% decrease). Net premiums written decreased 7.8% to $31.8 million in the third quarter of 2017 compared with $34.5 million in the third quarter of 2016 ($98.8 million year to date compared to $101.5 million prior year to date, representing a 2.7% decrease). Net premiums earned decreased 0.9% to $32.6 million in the third quarter of 2017 compared with $32.9 million in the third quarter of 2016 ($99.0 million year to date compared to $94.2 million prior year to date, representing a 5.1% increase). The increase in net premiums earned for the nine months ended September 30, 2017, compared to the same period in 2016, generally reflects the natural lag between when premiums are written and when they are earned. The more recent trend of written premium decreasing year over year will eventually lead to a year over year decrease in earned premium. Of particular note, the Company had approximately 8% fewer policies in force at September 30, 2017 compared to December 31, 2016. The decrease in policies in force reflects the Company’s actions throughout 2017 to increase rates, revise payment terms and invoke certain market restrictions, all with the intention of improving the profitability of the Company’s business.
The Insurance Underwriting operating loss was $2.4 million for the three months ended September 30, 2017 (operating loss of $3.6 million year to date) compared to operating loss of $0.1 million for the three months ended September 30, 2016 ($0.2 million prior year to date). The increase in operating loss is primarily attributable to an estimated $1.6 million of gross losses during the three months ended September 30, 2017 because of Hurricanes Harvey and Irma as well as unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years for the three and nine months ended September 30, 2017 compared to the same periods in 2016.
The Insurance Underwriting loss and loss adjustment expense ratio for the third quarter of 2017 was 86.0% compared to 76.8% for the third quarter of 2016 (80.1% for the nine months ended September 30, 2017 compared with 75.4% for the same period in 2016). The increase in the loss and loss adjustment expense ratio is primarily attributable to unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years recorded for the three and nine months ended September 30, 2017 compared to the same periods in 2016.
The Insurance Underwriting expense ratio was 21.8% for the third quarter of 2017 compared to 24.1% for the third quarter of 2016 (23.7% for the nine months ended September 30, 2017 compared with 25.3% for the same period in 2016). The decrease in the expense ratio for the third quarter of 2017 is primarily attributable to lower salary and benefits expense at Mendota and MCC and lower bad debt expense at Mendota in the third quarter of 2017 compared to the same period in 2016, despite the third quarter 2016 expense ratio reflecting a one-time benefit of $0.5 million related to the settlement of outstanding litigation. The decrease in the expense ratio for the nine months ended September 30, 2017 is primarily attributable to increased net premiums earned as well as the variables that explain the decrease in the expense ratio for the third quarter of 2017 compared to the third quarter of 2016.
The Insurance Underwriting combined ratio was 107.8% in the third quarter of 2017 compared with 100.9% in the third quarter of 2016 (103.8% for the nine months ended September 30, 2017 compare with 100.7% for the same period in 2016), reflecting the dynamics that affected the loss and loss adjustment expense ratio and expense ratio.
Extended Warranty

KINGSWAY FINANCIAL SERVICES INC.

The Extended Warranty service fee and commission income increased 27.0% to $8.0 million for the three months ended September 30, 2017 compared with $6.3 million for the three months ended September 30, 2016 ($21.5 million year to date compared to $17.0 million prior year to date, representing a 26.5% increase). This increase is due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products. The Extended Warranty operating income was $0.8 million for the three months ended September 30, 2017 compared with $0.6 million for the three months ended September 30, 2016 (operating income of $2.1 million year to date compared with operating loss of $0.4 million prior year to date). The increase in operating income is due to the improved revenues, partially offset by related increases in cost of services sold at Trinity and commission expense at IWS for the three and nine months ended September 30, 2017, compared to the same periods in 2016.
Leased Real Estate
In the third quarter of 2017, Leased Real Estate rental income was $3.3 million compared to $2.4 million in the third quarter of 2016 ($10.0 million year to date compared with $2.4 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The increase in rental income for the three months ended September 30, 2017 is due to a lease amendment that was executed effective beginning in the first quarter of 2017 whereby the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). The Leased Real Estate operating income was $0.5 million for the three months ended September 30, 2017 compared with $0.7 million for the three months ended September 30, 2016 ($2.3 million year to date compared to $0.7 million prior year to date). Leased Real Estate operating income includes interest expense of $1.6 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively ($4.7 million and $1.3 million, respectively, year to date and prior year to date). Leased Real Estate operating income for the three months ended September 30, 2017 also reflects a non-recurring charge of $0.3 million for transaction expenses related to the execution of the Lease Amendment. See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $2.9 million in the third quarter of 2017 compared to $1.1 million in the third quarter of 2016 ($1.3 million year to date compared to $2.1 million prior year to date). The increase for the three months ended September 30, 2017 is primarily due to an increase in fair value of the Company's investment in 1347 Investors LLC ("1347 Investors"). The decrease for the nine months ended September 30, 2017 is primarily due to a decrease in the fair value of the Company's investment in 1347 Investors and a $1.0 million loss recorded during the second quarter of 2017 from one of the Company's limited liability investments, partially offset by an increase in investment income related to warrants not publicly traded and an increase in investment income from the Company's limited liability investments. Income or loss from limited liability investments is recognized based upon the Company's share of the earnings of the limited liability entities.
Net Realized Gains (Losses)
Net realized gains were $2.0 million in the third quarter of 2017 compared to $0.0 million in the third quarter of 2016 (net realized gains of $3.1 million year to date compared to net realized losses of $0.1 million prior year to date). The increase in net realized gains for the three and nine months ended September 30, 2017 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the third quarter of 2017 compared to $0.8 million in the third quarter of 2016 ($0.9 million year to date compared to $1.4 million prior year to date). The higher amortization expense for the three and nine months ended September 30, 2016 is related to amortization of an estimated intangible asset recorded in conjunction with the Company's acquisition of CMC during the third quarter of 2016. At September 30, 2016, the Company had not yet finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of CMC. During the fourth quarter of 2016, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of CMC, which resulted in intangible assets with different fair market values and amortization periods than those initially estimated while preparing the third quarter 2016 unaudited consolidated interim financial statements. See Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
Contingent Consideration Benefit
Contingent consideration benefit was zero for the third quarter of 2017 and 2016 ($0.2 million year to date compared to $0.7 million prior year to date). The benefit recorded for the nine months ended September 30, 2017 is attributable to the Company

KINGSWAY FINANCIAL SERVICES INC.

having executed an agreement with the former owner of Trinity. The parties to the Trinity agreement agreed to a fixed payment in exchange for extinguishing the rights to future contingent payments. The benefit recorded for the nine months ended September 30, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The parties to the IWS agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments. The asset purchase agreements executed by the Company in 2012 and 2013 related to the acquisitions of IWS and Trinity, respectively, provided for additional payments to the former owners of IWS and Trinity contingent upon the achievement of certain targets over future reporting periods. Refer to Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements, for further information.
Impairment of Intangible Assets
During the third quarter of 2017, the Company recorded an impairment charge of zero ($0.3 million year to date) related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets during the three and nine months ended September 30, 2016.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2017 was $1.3 million compared to $1.1 million in the third quarter of 2016 ($3.6 million year to date compared to $3.3 million prior year to date). The increase for the three and nine months ended September 30, 2017 is attributable to an increase in the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $1.7 million in the third quarter of 2017 compared to $1.8 million in the third quarter of 2016 ($6.4 million year to date compared to $5.7 million prior year to date). The decrease in net expense for the three months ended September 30, 2017 is primarily the result of a $0.7 million gain recorded during the third quarter of 2017 related to the termination of a financing lease, as further discussed in Note 12, "Finance Lease Obligation Liability," to the unaudited consolidated interim financial statements, partially offset by more general and administrative expense for employee benefits and professional fees during the three months ended September 30, 2017 compared to the same period in 2016. The increase in net expense for the nine months ended September 30, 2017 is primarily the result of more general and administrative expense for compensation, employee benefits and professional fees during the nine months ended September 30, 2017 compared to the same period in 2016, partially offset by the gain recorded during the third quarter of 2017 related to the termination of a financing lease.
Foreign Exchange Losses, Net
During the third quarter of 2017, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.0 million in the third quarter of 2016 ($0.0 million year to date compared to $0.0 million prior year to date).
(Loss) Gain on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $1.2 million in the third quarter of 2017 compared to $2.5 million in the third quarter of 2016 (loss of $5.8 million year to date compared to a gain of $1.1 million prior year to date). The loss for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 is due to an increase in the fair value of the subordinated debt, whereas the gain for the nine months ended September 30, 2016 is due to a decrease in the fair value of the subordinated debt. See "Debt" section below for further information.
Gain on Deconsolidation of Subsidiary
Prior to the third quarter of 2016, the Company owned 61.0% of the outstanding units of 1347 Investors. Because the Company owned more than 50% of the outstanding units, 1347 Investors was included in the unaudited consolidated interim financial statements of the Company. During the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7%. As a result of this change in ownership, the Company recorded a non-cash gain on deconsolidation of 1347 Investors of $5.6 million during the third quarter of 2016. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Refer to Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Equity in Net (Loss) Income of Investees
Equity in net loss of investees for the third quarter of 2017 was $0.9 million compared to $0.1 million in the third quarter of 2016 (equity in net income of investees of $1.3 million year to date compared to equity in net loss of investees of $1.0 million prior year to date). Equity in net (loss) income of investees represents the Company's investments in Itasca Capital Ltd. and 1347 Capital Corp. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the third quarter of 2017 was $0.1 million compared to $0.1 million in the third quarter of 2016 ($1.6 million year to date compared to $0.1 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and nine months ended September 30, 2017 and September 30, 2016.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At September 30, 2017, we held cash and cash equivalents and investments with a carrying value of $149.1 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2017	% of Total	December 31, 2016	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	26,337	17.7%	28,148	17.1%
States, municipalities and political subdivisions	3,806	2.6%	3,088	1.9%
Mortgage-backed	8,034	5.4%	8,506	5.2%
Asset-backed securities and collateralized mortgage obligations	2,537	1.7%	3,467	2.1%
Corporate	14,036	9.4%	18,555	11.3%
Total fixed maturities	54,750	36.8%	61,764	37.6%
Equity investments:
Common stock	15,417	10.3%	21,426	13.0%
Warrants	1,805	1.2%	1,804	1.1%
Total equity investments	17,222	11.5%	23,230	14.1%
Limited liability investments	26,771	18.0%	22,974	13.9%
Limited liability investment, at fair value	10,259	6.9%	10,700	6.5%
Other investments	9,294	6.2%	9,368	5.7%
Short-term investments	151	0.1%	401	0.2%
Total investments	118,447	79.5%	128,437	78.0%
Cash and cash equivalents	30,614	20.5%	36,475	22.0%
Total	149,061	100.0%	164,912	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended September 30, 2017 and September 30, 2016.

KINGSWAY FINANCIAL SERVICES INC.

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
At September 30, 2017 and December 31, 2016, the gross unrealized losses for fixed maturities and equity investments amounted to $1.3 million and $1.0 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs"), limited partnerships ("LPs") and a general partnership ("GP") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs, LPs and GP are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs, LPs and GP are used in applying the equity method. The difference between the end of the reporting period of the LLCs, LPs and GP and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 3 below presents additional information pertaining to the limited liability investments at September 30, 2017 and December 31, 2016.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	September 30, 2017	December 31, 2016
Triple net lease limited liability investments	15,525	12,190
Other real estate related limited liability investments	4,389	3,904
Non-real estate limited liability investments	6,857	6,880
Total	26,771	22,974
Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s net (loss) income from continuing operations for the three and nine months ended September 30, 2017 and September 30, 2016.

TABLE 4 Income from triple net lease investments included in net (loss) income from continuing operations
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income from triple net lease limited liability investments	515	419	1,367	969
Income from CMC operations	434	243	1,786	243
Total income included in (loss) income from continuing operations as a result of triple net lease investments and CMC acquisition	949	662	3,153	1,212

KINGSWAY FINANCIAL SERVICES INC.

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
Income from CMC operations in the table above is consolidated and, for the three months ended September 30, 2017 and September 30, 2016, is comprised of Leased Real Estate segment operating income of $0.5 million and $0.7 million, respectively ($2.3 million year to date and $0.7 million prior year to date), amortization of intangible assets of $0.0 million and $0.5 million, respectively ($0.0 million year to date and $0.5 million prior year to date) and income tax expense of $0.1 million and $0.0 million, respectively ($0.5 million year to date and $0.0 million prior year to date).
With respect to CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage, as well as depreciation and amortization of certain assets acquired. Over the next four years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $2.7 to $3.1 million per year related to its ownership of CMC. This estimated range is higher than what was estimated in the Company's 2016 Annual Report to reflect the approximately $1.4 million of additional rental income we expect to record each year as a result of the Lease Amendment. In the Company's 2016 Annual Report, the Company stated it does not expect any positive cash flow to be available from its ownership of CMC because all cash rental income generated by the Real Property is applied to make principal and interest payments on the Mortgage. Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, remains likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company owns 26.7% of the outstanding units of 1347 Investors. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment income in the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and $10.7 million, respectively.
The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment income of $2.0 million and zero related to this investment for the three months ended September 30, 2017 and September 30, 2016, respectively (net investment loss of $0.4 million year to date and zero prior year to date).

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
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2017	December 31, 2016
Non-standard automobile	45,062	52,115
Commercial automobile	451	918
Other	679	762
Total	46,192	53,795
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable (in thousands of dollars)

KINGSWAY FINANCIAL SERVICES INC.

Line of Business	September 30, 2017	December 31, 2016
Non-standard automobile	44,860	51,497
Commercial automobile	445	855
Other	679	762
Total	45,984	53,114
Non-Standard Automobile
At September 30, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $45.1 million and $52.1 million, respectively. The decrease is primarily due to a decrease in unpaid loss and loss adjustment expenses at Mendota.
Commercial Automobile
At September 30, 2017 and December 31, 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.5 million and $0.9 million, respectively. The decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty unpaid loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase (decrease) in prior years' provision for property and casualty unpaid loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Unfavorable (favorable) change in provision for property and casualty unpaid loss and loss adjustment expenses for prior accident years	6,567	(274)	7,563	(207)
For the three months ended September 30, 2017, the Company reported $6.6 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years (unfavorable development of $7.6 million year to date) compared with favorable development of $0.3 million for the three months ended September 30, 2016 (favorable development of $0.2 million prior year to date). The unfavorable development reported for the three and nine months ended September 30, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota. The favorable development reported for the three and nine months ended September 30, 2016 was primarily related to the decrease in property and casualty loss and loss adjustment expenses at Amigo, partially offset by an increase in property and casualty loss and loss adjustment expenses at Mendota.
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

KINGSWAY FINANCIAL SERVICES INC.

sale. The floating rate debentures bear interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
The Company's subordinated debt is measured and reported at fair value. At September 30, 2017, the carrying value of the subordinated debt is $49.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the nine months ended September 30, 2017, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The decrease in the credit spread assumption has the effect of increasing the fair value of the Company's subordinated debt while an increase in the credit spread assumption has the effect of decreasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2017, along with the passage of time, contributed to the $5.8 million increase in fair value of the Company’s subordinated debt between December 31, 2016 and September 30, 2017. This increase in fair value is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
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
Cash Flows
During the nine months ended September 30, 2017, the Company reported on the unaudited consolidated statements of cash flows $13.5 million of net cash used in operating activities. The reconciliation between the Company's reported $10.7 million net loss and the $13.5 million of net cash used in operating activities can be explained primarily by the $7.7 million decrease in the provision for unpaid loss and loss adjustment expenses, net realized gains of $3.1 million and the $2.7 million increase in other receivables, offset by the $5.8 million loss on change in fair value of debt, $4.2 million of depreciation and amortization expense and the $1.4 million increase in deferred service fees.
During the nine months ended September 30, 2017, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $9.6 million. This source of cash was driven primarily by proceeds from sales and

KINGSWAY FINANCIAL SERVICES INC.

maturities of fixed maturities and proceeds from sales of equity investments in excess of purchases of fixed maturities, equity investments and limited liability investments.
During the nine months ended September 30, 2017, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $2.0 million. This use of cash is attributed to principal repayments of $2.0 million on the Mortgage.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents during the nine months ended September 30, 2017 was $5.9 million.
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
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2017, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.5 million and $14.9 million at September 30, 2017 and December 31, 2016, respectively. These amounts are reflected in the cash and cash equivalents of $30.6 million and $36.5 million reported at September 30, 2017 and December 31, 2016, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $5.5 million at September 30, 2017 represented approximately six months of interest payments on subordinated debt and regularly recurring operating expenses before any acquisitions of new subsidiaries, any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company. Subsequent to September 30, 2017, the Company used approximately $3.5 million of its holding company liquidity to close its acquisition of Professional Warranty Services Corporation ("PWSC") and generated approximately $5.3 million of holding company liquidity through the sale of holding company investments. The increase of $1.8 million in net

KINGSWAY FINANCIAL SERVICES INC.

holding company liquidity generated subsequent to September 30, 2017 represents approximately two additional months of interest payments on subordinated debt and regularly recurring operating expenses before any acquisitions of new subsidiaries, any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company.
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
The domiciliary regulator for each of the Company’s property and casualty insurance companies conducts periodic financial examinations. The Illinois Department of Insurance completed a financial examination of MCC last year for the five-year period ending December 31, 2015. No financial statement adjustments were required. The Florida Office of Insurance Regulation (“FOIR”) completed a financial examination of Amigo last year for the three-year period ending December 31, 2014. No financial statement adjustments were required. The FOIR initiated earlier this year a financial examination of Amigo for the two-year period ending December 31, 2016 in order to coincide with a financial examination of Mendota and Mendakota initiated earlier this year by the Minnesota Department of Commerce for the five-year period ending December 31, 2016. Despite the results of prior financial examinations, there can be no assurance that the domiciliary regulators will not propose financial adjustments or take other actions that would be material to the Company’s business, results of operations or financial condition.

Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of September 30, 2017, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2017 and December 31, 2016.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	September 30, 2017	% of Total	December 31, 2016	% of Total
Due in less than one year	8,288	15.1%	6,561	10.6%
Due in one through five years	38,461	70.2%	40,750	66.0%
Due after five through ten years	2,329	4.3%	4,552	7.4%
Due after ten years	5,672	10.4%	9,901	16.0%
Total	54,750	100.0%	61,764	100.0%

At September 30, 2017, 85.3% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at September 30, 2017 and December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
September 30, 2017:
Estimated fair value	$56,042	$54,750	$53,458
Estimated increase (decrease) in fair value	$1,292	$—	$(1,292)

December 31, 2016:
Estimated fair value	$63,303	$61,764	$60,225
Estimated increase (decrease) in fair value	$1,539	$—	$(1,539)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of September 30, 2017, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2017 and December 31, 2016, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.1% of those investments rated 'A' or better at September 30, 2017. 'Not Rated' in Table 10 below includes $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2017	December 31, 2016
AAA/Aaa	71.7%	69.5%
AA/Aa	7.5	6.4
A/A	10.9	14.3
Percentage rated A/A2 or better	90.1%	90.2%
BBB/Baa	2.7	3.8
BB/Ba	1.1	1.0
Not rated	6.1	5.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2017. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

We are in the process of remediating the identified material weakness in internal control over financial reporting related to income tax accounting for non-routine transactions. Among other actions, we have engaged a nationally recognized accounting firm to assist us, as necessary, with the review of accounting for non-routine transactions. During the second quarter of 2017, we consulted with this firm with respect to income tax accounting for contingent consideration benefits arising from our prior business combinations with IWS and Trinity. During the fourth quarter of 2017, we will consult with this firm with respect to income tax accounting and purchase accounting arising from our recently announced acquisition of PWSC. Management believes this adjustment to our control structure will prove to effectively remediate the material weakness.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 7, 2017	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., President and Director
(principal executive officer)

Date:	November 7, 2017	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

