Form 10-K
period 2017-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2018-03-16
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $85,076,504 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of March 16, 2018 was 23,660,855.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2017 Annual Report on Form 10-K (the "2017 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the "MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Assumptions," in this 2017 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2017 Annual Report.

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
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank with a focus on long-term value-creation.  The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries and pursues non-control investments and other opportunities acting as an advisor, an investor and a financier. Kingsway conducts its business through the following three reportable segments: Insurance Underwriting, Extended Warranty (formerly Insurance Services) and Leased Real Estate. Insurance Underwriting, Extended Warranty and Leased Real Estate conduct their business and distribute their products in the United States. Certain of the business descriptions below, particularly "Investments," "Reinsurance" and "Regulatory Environment," are principally or exclusively related to Insurance Underwriting.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2017, 2016 and 2015 is contained in the following sections of this 2017 Annual Report: (i) Note 24, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
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
All of the dollar amounts in this 2017 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Acquisition of Professional Warranty Service Corporation:
On October 12, 2017, the Company acquired 100% of the outstanding shares of Professional Warranty Service Corporation ("PWSC") for estimated cash consideration of approximately $9.9 million. The final purchase price is subject to a true-up that will be finalized in 2018. PWSC is included in the Extended Warranty segment. PWSC is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.
INSURANCE UNDERWRITING SEGMENT
The Company's property and casualty insurance business operations are conducted primarily through the following subsidiaries: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting").
The insurance subsidiaries in Insurance Underwriting issue insurance policies and retain the risk of operating profit or loss related to the ultimate loss and loss adjustment expenses incurred on the underlying policies. Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is accepted in only eight states. In 2017, production in the

KINGSWAY FINANCIAL SERVICES INC.

following states represented 90.1% of Insurance Underwriting's gross premiums written: Florida (28.0%), Texas (16.8%), California (13.3%), Nevada (12.1%), Illinois (10.5%) and Colorado (9.4%).
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
Table 1 and Table 2 summarize Insurance Underwriting's gross premiums written by line of business and by state, respectively, for the years ended December 31, 2017, 2016 and 2015.
TABLE 1  Gross premiums written by line of business
For the years ended December 31 (in thousands of dollars, except for percentages)

	2017	% of Total	2016	% of Total	2015	% of Total
Private passenger auto liability	87,222	68.7%	90,114	67.9%	78,811	67.7%
Auto physical damage	39,737	31.3%	42,575	32.1%	37,592	32.3%
Total gross premiums written	126,959	100.0%	132,689	100.0%	116,403	100.0%
TABLE 2  Gross premiums written by state
For the years ended December 31 (in thousands of dollars, except for percentages)

	2017	% of Total	2016	% of Total	2015	% of Total
Florida	35,534	28.0%	36,378	27.4%	27,935	24.0%
Texas	21,314	16.8%	23,525	17.7%	18,989	16.3%
California	16,923	13.3%	14,429	10.9%	12,046	10.3%
Nevada	15,406	12.1%	15,015	11.3%	11,572	9.9%
Illinois	13,301	10.5%	17,644	13.3%	18,265	15.7%
Colorado	11,982	9.4%	11,122	8.4%	10,027	8.6%
Other	12,499	9.9%	14,576	11.0%	17,569	15.2%
Total gross premiums written	126,959	100.0%	132,689	100.0%	116,403	100.0%
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

KINGSWAY FINANCIAL SERVICES INC.

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
Non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written in 2017, 2016 and 2015. For the year ended December 31, 2017, gross premiums written for non-standard automobile insurance decreased 4.3% to $127.0 million as compared to $132.7 million in 2016. For the year ended December 31, 2016, gross premium written for non-standard automobile insurance increased 14.0% to $132.7 million as compared to $116.4 million in 2015. The decrease in gross premiums written during 2017 compared to 2016 reflects the Company’s actions throughout 2017 to increase rates, revise payment terms and invoke certain market restrictions, all with the intention of improving the profitability of the Company’s business. The increase in gross premiums written during 2016 compared to 2015 reflected a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015.
Marketing and Distribution
Our strategy focuses on developing and maintaining strong relationships with our independent agents. Insurance Underwriting's products and services are marketed through approximately 2,800 independent agencies. We maintain an "open market" approach which enables these agents to place business with us without the obligation of minimum production commitments, providing us with a broad, flexible and scalable distribution network. We continually strive to provide excellent service in the markets in which we operate, communicating through a variety of channels as we look for opportunities to increase efficiency and reduce operating costs with our agents. Our independent agents have the ability to bind insurance policies on our behalf, subject to our underwriting guidelines. Our proprietary point-of-sale systems, however, prevent any agent from binding an unacceptable risk. We do not, though, delegate authority to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments through our independent agents.
Florida and Texas business are originated through affiliated managing general agents, and the Texas business is written through an unaffiliated Texas county mutual insurance company. This Texas business is then 100% assumed through a quota-share arrangement by one of our insurance subsidiaries. This represents a common way of originating non-standard automobile business in the state of Texas due to the greater rating and underwriting flexibility accorded Texas county mutual insurance companies under Texas statutes.
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

KINGSWAY FINANCIAL SERVICES INC.

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
EXTENDED WARRANTY SEGMENT
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity") and PWSC, (collectively, "Extended Warranty").
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states and the District of Columbia to their members.
Trinity sells warranty products and provides maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty

KINGSWAY FINANCIAL SERVICES INC.

products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
PWSC sells new home warranty products and provides administration services to home builders and homeowners across the United States. PWSC distributes its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Extended Warranty (formerly Insurance Services) segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Extended Warranty segment. Further information is contained in Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements.
Extended Warranty Products
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
Trinity sells HVAC, standby generator, commercial LED lighting and refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. A warranty contract is an agreement between Trinity and the purchaser of such HVAC, standby generator, commercial LED lighting and refrigeration equipment to replace or repair, for a specific term, designated parts in the event of a mechanical breakdown. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
PWSC administers insured warranty programs of liability coverage for home builders issued to buyers of their new homes. The liability coverage is provided to builder entities nationwide by a single, A+ rated insurance carrier. The warranty document is an agreement between the home builder and the purchaser of the home and includes specific tolerances related to covered defects and precise definitions of damages. Each damage category includes materials defect coverage for the first year, major systems coverage for the second year, and workmanship and structural coverage for years three through ten. The warranty enables certain damages to be resolved by the home builder without admitting fault or negligence, and offers an efficient method to resolve complaints by buyers through mediation and mandatory binding arbitration, when allowed, to avoid costly litigation and resolve issues amicably.
PWSC also administers uninsured home builder backed warranty programs for home builders issued to buyers of their new homes. The warranty document, an agreement between the home builder and the purchaser of the home, includes performance standards established by the home builder and warrants conditions in the home that in the builder’s opinion may constitute a construction defect throughout the warranty period. Claims are covered for the statute of repose in a specific state or per agreement with the general liability insurance carrier. Constituents' interests are aligned to handle their claims relative to construction defects promptly and without attorney intervention. The warranty enables construction defects to be resolved by the home builder without admitting fault or negligence, and offers an efficient method to resolve complaints by buyers through mediation and mandatory binding arbitration to avoid costly litigation and resolve issues amicably.

Marketing and Distribution
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are

KINGSWAY FINANCIAL SERVICES INC.

served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 23 states and the District of Columbia.
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
PWSC markets its insured warranty products through a sales force directly to the home builder and its uninsured builder backed warranty products through a network of construction general liability insurance carriers and domestic insurance brokers. Home builder prospects are developed through membership in local homebuilder associations, attendance at homebuilder conventions, distribution of promotional products and direct mail efforts. For its uninsured home builder backed product, PWSC dedicates senior personnel to working with the construction general liability insurers and domestic insurance brokers to identify and assist in developing new opportunities and devotes marketing resources to sell its product.
No customer or group of affiliated customers accounts for 10% or more of Extended Warranty's revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.
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
For its insured warranty product, PWSC operates in an environment with several competitors. PWSC differentiates itself through its relationship with and backing by an A+ rated global insurance carrier; its over 20 years' experience in the field of new home warranty administration; its dispute resolution services; and best in class customer service. For its uninsured builder backed product, PWSC operates in an environment with very few competitors. The most significant features differentiating the builder backed product from its competition are an express warranty for all construction defects, the only warranty that is fully integrated with the general liability policy in its definition and coverage of construction defects, and mutual agreement between the home builder and the home buyer that all claims be resolved through mediation or, if necessary, binding arbitration.
Claims Management
Claims management is the process by which Extended Warranty determines the validity and amount of a claim. We believe that claims management is fundamental to our operating results. The individual operating subsidiaries in Extended Warranty primarily employ their own claims adjusters who are responsible for investigating and settling claims. Our goal is to settle claims fairly for the benefit of our insureds and the insureds of our insurance company partners in a manner that is consistent with the insurance policy language and our regulatory and legal obligations.
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
Under PWSC’s warranty products, disputes typically arise when there is a difference between what the homeowner expects of the builder and what the builder believes are its legitimate warranty service responsibilities. PWSC employs an experienced claims staff who responds to all inquiries from homeowners and from requests by builders. Any inquiries or complaints received are submitted or communicated to the builder. PWSC will not make any determination as to the validity or resolution of any complaint; however, PWSC can and will discuss alternatives or resolutions to disputes with all parties and can mediate or negotiate a fair solution to a dispute. This process ensures that home builders can effectively manage new home construction risk and reduce the

KINGSWAY FINANCIAL SERVICES INC.

potential for substantial legal costs associated with litigation. PWSC may, at times, act as a third-party administrator for claims under the insured warranty product; however, at no time does PWSC bear the loss of claims on warranty products.
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

PRICING AND PRODUCT MANAGEMENT
Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in each of Insurance Underwriting and Extended Warranty. Typically, teams comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups track loss performance on a monthly basis so as to alert the operating subsidiaries to the potential need to adjust forms or rates.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Rollforward of Property and Casualty Unpaid Loss and Loss Adjustment Expenses
Table 3 shows a rollforward of the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers. The effect on the Company's net (loss) income during the past three years due to changes in estimates of prior year property and casualty unpaid loss and loss adjustment expenses is shown as the "prior years" contribution to incurred losses. The consolidated financial statements are presented on a calendar year basis for all data. Calendar year results reflect payments and re-estimation of the provision that have been recorded in the consolidated financial statements during the applicable

KINGSWAY FINANCIAL SERVICES INC.

reporting period without regard to the periods in which the original losses were incurred. Calendar year results do not change after the end of the applicable reporting period, even as new information develops.
TABLE 3 Rollforward of property and casualty unpaid loss and loss adjustment expenses
As of December 31 (in thousands of dollars)

	2017	2016	2015
Balance at beginning of period, gross	53,795	55,471	63,895
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207	3,203
Balance at beginning of period, net	53,114	54,264	60,692
Incurred related to:
Current year	100,097	96,289	86,439
Prior years	20,694	8,095	616
Paid related to:
Current year	(57,983)	(62,978)	(54,415)
Prior years	(52,444)	(42,556)	(39,068)
Balance at end of period, net	63,478	53,114	54,264
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	174	681	1,207
Balance at end of period, gross	63,652	53,795	55,471
INVESTMENTS
We manage our investments to support the liabilities of our insurance operations, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. The Investment Committee of the Board of Directors is responsible for monitoring the performance of our investments and compliance with the Company's investment policies and guidelines, which it reviews annually. We are also subject to the applicable state regulations that prescribe the type, quality and concentration of investments that individual insurance companies can make.
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

KINGSWAY FINANCIAL SERVICES INC.

provisions for unpaid loss and loss adjustment expenses. As our underlying provision develops, the amounts ultimately recoverable may vary from amounts currently recorded.
As of December 31, 2017, we had $0.2 million recoverable from third-party reinsurers. As shown in Table 4 below, at December 31, 2017, 100.0% of the amounts recoverable from third-party reinsurers were due from reinsurers that were rated "A-" or higher by the A.M. Best rating service.  We regularly evaluate our reinsurers and their respective amounts recoverable, and an allowance for uncollectible reinsurance is provided, if needed.
TABLE 4 Composition of amounts due from reinsurers by A.M. Best rating
As of December 31, 2017

A+	52.7%
A-	47.3%
Total	100.0%
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
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2017, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Mendota, exceeded the 200% threshold. Refer to Note 28, "Regulatory Capital Requirements and Ratios," to the Consolidated Financial Statements for further discussion.
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

KINGSWAY FINANCIAL SERVICES INC.

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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA") was enacted into law. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office ("FIO") that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. FIO's report, which was delivered to Congress in 2013, concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. FIO established the Federal Advisory Committee on Insurance ("FACI") whose mission is to provide recommendations to FIO on issues it monitors for Congress. While the NAIC continues to promote the strengths of the U.S. state-based insurance regulatory system, both FIO/FACI and international standard setting authorities such as the International Association of Insurance Supervisors are actively seeking a role in shaping the future of the U.S. insurance regulatory framework.
Title V of the DFA instructs the FIO Director to submit an update to the report that FIO submitted to Congress in 2013 describing the impact of Part II of the DFA's Nonadmitted and Reinsurance Reform Act of 2010 ("NRRA") on the ability of state regulators to access reinsurance information for regulated entities in their jurisdictions. The update, submitted by FIO in May 2015, concludes that Part II of NRRA has not had an adverse impact on the ability of state regulators to access reinsurance information from regulated companies. It is not yet known whether or how these organizations' recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kingsway’s operations.
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
The insurance carrier providing the contractual liability coverage for the insured warranty product offered by PWSC is designated as a surplus lines carrier in all states.  The offering of surplus lines insurance is regulated in all states.  The insurance carrier has designated an agent within PWSC who is a licensed property and casualty broker and a surplus lines broker in all states where

KINGSWAY FINANCIAL SERVICES INC.

such a license is required.  PWSC is in compliance with the regulations of each state in which it offers its insured warranty products.  In addition, New Jersey, Maryland and the U.S. Department of Housing & Urban Development ("HUD") require PWSC to file its warranty plan documents and other company information for periodic review and approval to demonstrate compliance with new home warranty plan regulations promulgated by those jurisdictions. HUD and New Jersey require such a filing every two years. Maryland requires a filing every year.  PWSC is in compliance with the filing requirements of each state and HUD.

EMPLOYEES
At December 31, 2017, we employed 316 personnel supporting our continuing operations, of which 309 were full-time employees.
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
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2017 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
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
As of December 31, 2017, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December, 2032. Because of our substantial outstanding recourse debt:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could be limited;

•
our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

•	a large portion of our cash flow must be dedicated to the payment of interest on our debt, thereby reducing the funds available to us for other purposes;

KINGSWAY FINANCIAL SERVICES INC.

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
Increases in interest rates would increase the cost of servicing our subordinated debt and could adversely affect our results of operation.
Our outstanding recourse debt of $90.5 million principal value bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. As of December 31, 2017, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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

We depend on our investments, particularly our fixed maturities, for a substantial portion of our liquidity. As of December 31, 2017, our investments included $53.2 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
As of December 31, 2017, our investments also included $25.2 million of limited liability investments and a $10.3 million limited liability investment, at fair value. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.
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
We provided indemnity and hold harmless agreements to a third party, which could materially adversely affect our business, results of operations and financial condition.
We provided indemnity and hold harmless agreements to a third-party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of ours.  These agreements may require us to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. Our potential exposure under these agreements is not determinable, and no assurances can be given that we will not be required

KINGSWAY FINANCIAL SERVICES INC.

to perform under these agreements in a manner that has a material adverse effect on our business, results of operations and financial condition.
We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $882.4 million as of December 31, 2017. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.
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
In order to reduce the likelihood that we would experience an ownership change without the approval of our Board of Directors, our shareholders ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Company and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the U.S. NOLs. The Plan expired on September 28, 2013. There can be no assurance that our Board of Directors will recommend to our shareholders that a similar tax benefit preservation plan be approved to replace the expired Plan; furthermore, there can be no assurance that our shareholders would approve any new tax benefit preservation plan were our Board of Directors to present one for shareholder approval. The expiration of the Plan, without a new tax benefit preservation plan, exposes us to certain changes in share ownership that we would not be able to prevent as we would have been able to prevent under the Plan. Such changes in share ownership could trigger an ownership change as defined under Section 382 resulting in restrictions on the use of NOLs in future periods, as discussed above.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As a publicly traded holding company listed on the Toronto and New York Stock Exchanges and that owns several property and casualty insurance subsidiaries, we are subject to numerous laws and regulations. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators.
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
In light of losses incurred in recent years, Kingsway and its regulated subsidiaries have been subject to intense review and supervision by insurance regulators. Our regulated insurance businesses are also subject to periodic financial, market conduct and other types of examinations initiated by the insurance regulators in the states in which our insurance subsidiaries are domiciled or in which we conduct our insurance business. These insurance regulators have broad discretion during the course of these examinations to assert their authority and take significant steps intended, in their sole discretion, to protect the policyholders of the insurance companies we own. These steps have included:

•	requesting additional capital contributions from Kingsway to its insurance subsidiaries;

•	requiring certain actions be taken with respect to the investment portfolios of the insurance companies;

•	requiring certain analyses be undertaken and plans be developed for submission to the insurance regulators;

•	prohibiting certain actions of the insurance companies without the approval of the insurance regulators; and

•	requiring more frequent reporting, including with respect to capital and liquidity positions.
These and other actions have made it challenging for the Company to continue to maintain focus on the operation and development of its businesses. The Company does not expect these conditions to change in the foreseeable future.
In light of financial performance and a number of material transactions executed over the years, the Company has been asked to respond to questions from and provide information to regulatory bodies overseeing insurance and/or securities laws in Canada

KINGSWAY FINANCIAL SERVICES INC.

and the United States. The Company has cooperated in all respects with these reviews and has responded to information requests on a timely basis.
Any failure to comply with applicable laws or regulations or the mandates of our insurance regulators could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage or claims-handling procedures, could materially adversely affect our business, results of operations and financial condition. It is not possible to predict the future impact of changing federal, state and provincial regulation on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations.
Our business is subject to risks related to litigation and regulatory actions.
We are a defendant in a number of legal actions relating to our insurance and other business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes regarding sales practices, disclosure, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes with taxing authorities regarding our tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by us.
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
Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of our 2016 Annual Report, we previously identified a material weakness as of December 31, 2016 in our internal control over financial reporting related to income tax accounting for non-routine transactions.
Although we successfully remediated this material weakness during 2017, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.

STRATEGIC RISK
The achievement of our strategic objectives is highly dependent on effective change management.
We have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships and hiring a new management team, with the objective of focusing on core lines of business, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent

KINGSWAY FINANCIAL SERVICES INC.

with our objectives. Any of these events could negatively impact our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
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
The insurance industry and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.
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
From time to time, our markets may also attract competition from new entrants. In some cases, such entrants may, because of inexperience, the desire for new business or for other reasons, price their insurance below the rates that we believe offer acceptable premiums for the related risk. Further, a number of our competitors, including new entrants to our markets, are developing e-business capabilities that may impact the level of business transacted through our more traditional distribution channels or that may affect pricing in the market as a whole.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Our Extended Warranty subsidiaries' deferred service fees may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our Extended Warranty subsidiaries' deferred service fees do not represent an exact calculation but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the remaining future revenue to be recognized in relation to our remaining future obligations to provide policy administration and claim-handling services. The process for establishing deferred service fees reflects the uncertainties and significant judgmental factors inherent in estimating the length of time and the amount of work related to our future service obligations. If we amortize the deferred service fees too quickly, we could overstate current revenues, which may adversely affect future reported operating results.
As time passes and more information about the remaining service obligations becomes known, the estimates are appropriately adjusted upward or downward to reflect this additional information. We cannot assure that we will not have unfavorable re-estimations in the future of our deferred service fees. In addition, we have in the past, and may in the future, acquire companies that record deferred service fees. We cannot assure that the deferred service fees of the companies that we acquire are or will be adequate.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Our reliance on credit unions and automobile sales can impact our ability to maintain business.
We market and distribute our vehicle service agreements through a network of credit unions in the United States. As a result, we rely heavily on these credit unions to attract new business. While these distribution arrangements tend to be exclusive between us and each credit union, we have competitors that offer similar products exclusively through credit unions. Loss of all or a substantial portion of our existing credit union relationships; a significant decline in membership in our existing credit union relationships; or a significant decline in new and used automobile sales could have a material adverse effect on our business, results of operations and financial condition.
Our reliance on homebuilders and new home sales can impact our ability to maintain business.
We market and distribute our core home warranty products through home builders throughout the United States. As a result, we rely heavily on these home builders to generate new business. Loss of all or a substantial portion of our existing home builder relationships or a significant decline in new home sales could have a material adverse effect on our business, results of operations and financial condition.
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
For the year ended December 31, 2017, 100.0% of the gross premiums written from our Insurance Underwriting segment were attributable to non-standard automobile insurance. The size of the non-standard automobile insurance market can be affected significantly by many factors outside of our control, such as the underwriting capacity and underwriting criteria of standard automobile insurance carriers, and we may be specifically affected by these factors. Additionally, the non-standard automobile insurance market tends to contract during periods of high unemployment. To the extent that the non-standard automobile insurance markets are affected adversely for any reason, our gross premiums written will be disproportionately affected due to our substantial reliance on these insurance markets.
We derive the majority of our non-standard automobile insurance gross premiums written from a few geographic areas, which may cause our business to be affected by catastrophic losses or business conditions in these areas.
Certain jurisdictions, specifically Florida, Texas, Illinois, California, Colorado and Nevada, generated 90.1% of our non-standard automobile insurance gross premiums written during 2017.
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
In the past, we have purchased reinsurance from third-parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insureds. A third-party reinsurer's insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on our financial condition or results of

KINGSWAY FINANCIAL SERVICES INC.

operations. As of December 31, 2017, we had $0.4 million recoverable from third-party reinsurers, including reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses.
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
The Company currently has two of its insurance subsidiaries, MCC and Amigo, operating in voluntary run-off. Our success at managing these run-offs is highly dependent upon proper claim-handling and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-offs, or the

KINGSWAY FINANCIAL SERVICES INC.

inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent on the continuing availability of the necessary liquidity, from the sale of investments, collection of reinsurance recoverables and, potentially, capital contributions, to properly settle claims. Our inability to sell investments when needed or to collect outstanding reinsurance recoverables when due could have an adverse effect on our results of operation or financial condition. See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-offs of MCC and Amigo.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Leased Properties
Insurance Underwriting leases facilities with an aggregate square footage of approximately 40,298 at five locations in five states. The latest expiration date of the existing leases is in February 2023.
Extended Warranty leases facilities with an aggregate square footage of approximately 26,534 at three locations in three states. The latest expiration date of the existing leases is in October 2024.
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

	TSX				NYSE
	High - C$		Low - C$		High - US$	Low - US$
2017
Quarter 4	C$	7.57	C$	6.25	$6.05	$4.95
Quarter 3	7.95		6.66		6.20	5.45
Quarter 2	8.56		7.29		6.30	5.35
Quarter 1	8.56		7.38		6.50	5.40
2016
Quarter 4	8.36		7.42		6.25	5.45
Quarter 3	7.63		6.65		5.79	5.23
Quarter 2	6.90		5.59		5.37	4.48
Quarter 1	6.34		5.33		4.79	3.72
Shareholders of Record
As of March 15, 2018, the closing sales price of our common shares as reported by the TSX was C$5.57 per share and as reported by the NYSE was $4.30 per share.
As of March 16, 2018, we had 21,708,190 common shares issued and outstanding, held by approximately 3,400 shareholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.
Recent Sales of Unregistered Securities
During the year ended December 31, 2017, we did not have any unregistered sales of our equity securities.
Issuer Purchases of Equity Securities
During the year ended December 31, 2017, we did not have any repurchases of our equity securities.

KINGSWAY FINANCIAL SERVICES INC.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return on the Company's common stock for the period beginning on December 31, 2012 and ending on December 31, 2017 with cumulative total return of the Russell MicroCap Index and the SNL MicroCap U.S. Financial Services Index. Kingsway is not a constituent of either of these two indices. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming all dividends have been reinvested.

	Years ended December 31,
Company/Index	2012	2013	2014	2015	2016	2017
Kingsway	$100	$102	$146	$120	$164	$133
Russell MicroCap	$100	$146	$151	$143	$172	$195
SNL Micro Cap U.S. Financial Services	$100	$121	$120	$88	$87	$118

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Selected Financial Data
The following table has selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and should be read in conjunction with the Consolidated Financial Statements and MD&A included in this 2017 Annual Report. Historical results are not necessarily indicative of future results.
For the years ended December 31 (in thousands of dollars, except per share data)

	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data (1):
Net premiums earned	130,443	127,608	117,433	117,593	109,608
Service fee and commission income	31,909	24,232	22,966	24,659	49,543
Rental income	13,384	5,436	—	—	—
Net investment income	2,669	8,244	2,955	1,616	2,186
Net realized gains	3,771	360	1,197	5,041	3,505
Loss from continuing operations	(11,655)	(733)	(11,415)	(14,666)	(43,311)
Basic loss per share - continuing operations	(0.76)	(0.05)	(0.61)	(0.95)	(3.12)
Diluted loss per share - continuing operations	(0.76)	(0.05)	(0.61)	(0.95)	(3.12)

Consolidated Balance Sheet Data:
Cash and invested assets	145,853	164,912	160,830	159,210	168,677
Total Assets	484,600	501,021	241,022	301,722	324,639
Note payable	186,469	190,074	—	—	—
Bank loan	4,917	—	—	—	—
LROC preferred units, at fair value	—	—	—	13,618	14,854
Senior unsecured debentures, at fair value	—	—	—	—	14,356
Subordinated debt, at fair value	52,105	43,619	39,898	40,659	28,471
Total Liabilities	435,290	437,759	190,925	253,526	287,719
Total Shareholders' Equity	43,849	56,835	43,703	41,866	36,920
(1) The Company disposed of its subsidiary, ARS, on April 1, 2015. The financial results of ARS are presented as discontinued operations for the years ended December 31, 2015 and 2014. Refer to Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements, for further discussion.
The Company disposed of its majority interest in its subsidiary, PIH, effective March 31, 2014. The earnings of PIH are included in the consolidated statements of operations for the three months ended March 31, 2014 and for the year ended December 31, 2013.
The Company acquired its subsidiary, PWSC, effective October 12, 2017. The consolidated statements of operations include the earnings of PWSC from the date of acquisition. Refer to Note 4, "Acquisitions," to the Consolidated Financial Statements, for further discussion.
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
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation. Throughout this 2017 Annual Report, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however new business is accepted in only eight states. In 2017, production in the following states represented 90.1% of Insurance Underwriting's gross premiums written: Florida (28.0%), Texas (16.8%), California (13.3%), Nevada (12.1%), Illinois (10.5%) and Colorado (9.4%). For the year ended December 31, 2017, non-standard automobile insurance accounted for 100.0% of Insurance Underwriting's gross premiums written.
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
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity") and Professional Warranty Service Corporation ("PWSC"). Throughout this 2017 Annual Report, the term "Extended Warranty" is used to refer to this segment. Prior to the second quarter of 2017, Extended Warranty was referred to as Insurance Services.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states and the District of Columbia to their members.
Trinity sells warranty products and provides maintenance support to consumers and businesses in the heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support direct through corporate owners of retail spaces throughout the United States.
PWSC sells new home warranty products and provides administration services to home builders and homeowners across the United States. PWSC distributes its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout this 2017 Annual Report, the term "Leased Real Estate" is used to refer to this segment.
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, Assigned Risk Solutions Ltd. ("ARS"). As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Extended Warranty segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Extended Warranty segment.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

NON U.S.-GAAP FINANCIAL MEASURES
Throughout this 2017 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net (loss) income, we show certain statutory reporting information and other non-U.S. GAAP financial measures that we believe are relevant in managing our business and drawing comparisons to our peers. These measures are segment operating (loss) income, gross premiums written, net premiums written and underwriting ratios.
Following is a list of non-U.S. GAAP measures found throughout this report with their definitions, relationships to U.S. GAAP measures and explanations of their importance to our operations.
Segment Operating (Loss) Income
Segment operating (loss) income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 24, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense which, in addition to segment operating (loss) income, includes net investment income, net realized gains, other-than-temporary impairment loss, amortization of intangible assets, contingent consideration benefit, impairment of intangible assets, interest expense not allocated to segments, other income and expenses not allocated to segments, net, foreign exchange losses, net, (loss) gain on change in fair value of debt, gain (loss) on deconsolidation of subsidiaries and equity in net income (loss) of investees. A reconciliation of segment operating (loss) income to loss from continuing operations before income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 is presented in Tables 1 and 2 of the "Results of Continuing Operations" section of MD&A.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; and fair value assumptions for subordinated debt obligations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Provision for Unpaid Loss and Loss Adjustment Expenses
A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for unpaid loss and loss adjustment expenses. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's actuaries. Further information regarding estimates used in determining our provision for unpaid loss and loss adjustment expenses is discussed in the “Unpaid Loss and Loss Adjustment Expenses” section of Part I, Item 1 of this 2017 Annual Report and Note 13, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
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
Impairment Assessment of Investments
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. We perform a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures, as applicable:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances management believes may impact the recoverability of the unrealized loss positions;

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.3 million for other-than-temporary impairment related to equity investments for the year ended December 31, 2017, $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2017, the Company maintains a valuation allowance of $181.2 million, $174.8 million of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
Future events may result in the valuation allowance being adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax assets would meet the more likely than not standard, all or a portion of the valuation allowance would be reversed in the period that such a conclusion was reached.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Indefinite-lived intangible assets consist of a tenant relationship, insurance licenses and trade name. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded. During 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets in 2016 or 2015. Additional information regarding our intangible assets is included in Note 11, "Intangible Assets," to the Consolidated Financial Statements.
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
Derivative Financial Instruments
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 6, "Investments," to the Consolidated Financial Statements, for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016:
A reconciliation of total segment operating loss to net (loss) income for the years ended December 31, 2017 and 2016 is presented in Table 1 below:
Table 1 Segment Operating (Loss) Income for the Years Ended December 31, 2017 and 2016
For the years ended December 31 (in thousands of dollars)

	2017	2016	Change
Segment operating (loss) income
Insurance Underwriting	(20,606)	(8,202)	(12,404)
Extended Warranty	3,957	506	3,451
Leased Real Estate	3,099	627	2,472
Total segment operating loss	(13,550)	(7,069)	(6,481)
Net investment income	2,669	8,244	(5,575)
Net realized gains	3,771	360	3,411
Other-than-temporary impairment loss	(316)	(157)	(159)
Amortization of intangible assets	(1,152)	(1,242)	90
Contingent consideration benefit	212	657	(445)
Impairment of intangible assets	(250)	—	(250)
Interest expense not allocated to segments	(4,977)	(4,496)	(481)
Other income and expenses not allocated to segments, net	(9,436)	(7,640)	(1,796)
Foreign exchange losses, net	(15)	(15)	—
Loss on change in fair value of debt	(8,487)	(3,721)	(4,766)
Gain on deconsolidation of subsidiary	—	5,643	(5,643)
Equity in net income (loss) of investees	2,115	(1,017)	3,132
Loss from continuing operations before income tax benefit	(29,416)	(10,453)	(18,963)
Income tax benefit	(17,761)	(9,720)	(8,041)
Loss from continuing operations	(11,655)	(733)	(10,922)
Loss on liquidation of subsidiary, net of taxes	(494)	—	(494)
Gain on disposal of discontinued operations, net of taxes	1,017	1,255	(238)
Net (loss) income	(11,132)	522	(11,654)
Loss from Continuing Operations, Net (Loss) Income and Diluted (Loss) Earnings per Share
For the year ended December 31, 2017, we incurred a loss from continuing operations of $11.7 million ($0.76 per diluted share) compared to $0.7 million ($0.05 per diluted share) for the year ended December 31, 2016. The loss from continuing operations for the year ended December 31, 2017 is primarily attributable to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income, net realized gains, equity in net income of investees and income tax benefit. The loss from continuing operations for the year ended December 31, 2016 is primarily attributable to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by net investment income, gain on deconsolidation of subsidiary and income tax benefit.
For the year ended December 31, 2017, we reported net loss of 11.1 million ($0.73 per diluted share) compared to net income of $0.5 million ($0.01 per diluted share) for the year ended December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Insurance Underwriting
For the year ended December 31, 2017, Insurance Underwriting gross premiums written were $126.9 million compared to $132.7 million for the year ended December 31, 2016, representing a 4.4% decrease. Net premiums written decreased 4.2% to $126.9 million for the year ended December 31, 2017 compared with $132.5 million for the year ended December 31, 2016. Net premiums earned increased 2.2% to $130.4 million for the year ended December 31, 2017 compared with $127.6 million for the year ended December 31, 2016. The increase in net premiums earned generally reflects the natural lag between when premiums are written and when they are earned. The more recent trend of net premiums written decreasing year over year will eventually lead to a year over year decrease in net premiums earned. Of particular note, the Company had approximately 12% fewer policies in force at December 31, 2017 compared to December 31, 2016. The decrease in policies in force reflects the Company’s actions throughout 2017 to increase rates, revise payment terms and invoke certain market restrictions, all with the intention of improving the profitability of the Company’s business.
The Insurance Underwriting operating loss increased to $20.6 million for the year ended December 31, 2017 compared to $8.2 million for the year ended December 31, 2016. The increase in operating loss is primarily explained by the difference between the $20.7 million of unfavorable development in the provision for property and casualty loss and loss adjustment expenses recorded in 2017 for accident years 2016 and prior compared to the $8.1 million of unfavorable development recorded in 2016 for accident years 2015 and prior.
The Insurance Underwriting loss and loss adjustment expense ratio for 2017 was 92.6% compared to 81.8% in 2016. The increase in the loss and loss adjustment expense ratio is primarily attributable to the increased unfavorable development recorded in 2017 as compared to the unfavorable development recorded in 2016.
The Insurance Underwriting expense ratio was 23.5% in 2017 compared with 25.0% in 2016. The decrease in the expense ratio is primarily due to increased net premiums earned as well as lower salary and benefits expense at Mendota and MCC and lower bad debt expense at Mendota for 2017 as compared to 2016, despite the 2016 expense ratio reflecting a one-time benefit of $0.5 million related to the settlement of outstanding litigation.
The Insurance Underwriting combined ratio was 116.1% in 2017 compared with 106.8% in 2016, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Extended Warranty
The Extended Warranty service fee and commission income increased 31.8% to $31.9 million for the year ended December 31, 2017 compared with $24.2 million for the year ended December 31, 2016. This increase was primarily due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products. The increase in service fee and commission income is also reflective of the inclusion of PWSC in 2017 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $2.4 million from the date of acquisition through December 31, 2017.
The Extended Warranty operating income was $4.0 million for the year ended December 31, 2017 compared with $0.5 million for the year ended December 31, 2016. The increase in operating income is due to the inclusion of PWSC in 2017, as noted above, as well as improved revenues, partially offset by related increases in cost of services sold at Trinity and commission expense at IWS, for the year ended December 31, 2017 compared to the same period in 2016. PWSC operating income was $0.9 million from the date of acquisition through December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Leased Real Estate
Leased Real Estate rental income was $13.4 million for the year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2016. The rental income is derived from CMC's long-term triple net lease. The Company acquired 81% of CMC on July 14, 2016. The 2017 rental income is reflective of a lease amendment that was executed effective beginning in the first quarter of 2017 whereby the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). The Leased Real Estate operating income was $3.1 million for the year ended December 31, 2017 compared to $0.6 million for the year ended December 31, 2016. Leased Real Estate operating income includes interest expense of $6.3 million and $2.9 million for the years ended December 31, 2017 and 2016, respectively. See "Investments" section below for further discussion.
Net Investment Income
Net investment income decreased to $2.7 million in 2017 compared to $8.2 million in 2016. The decrease in 2017 is primarily explained by the difference between the $0.4 million net investment loss recorded during 2017 related to the Company’s limited liability investment, at fair value compared to the $4.7 million net investment income recorded during 2016 related to the Company’s limited liability investment, at fair value.
Net Realized Gains
The Company incurred net realized gains of $3.8 million in 2017 compared to $0.4 million in 2016. The net realized gains in 2017 and 2016 resulted primarily from the liquidation of equity investments in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.3 million for other-than-temporary impairment related to equity investments for the year ended December 31, 2017 and $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.2 million in 2017 compared to $1.2 million in 2016.
Contingent Consideration Benefit
Contingent consideration benefit was $0.2 million in 2017 compared to $0.7 million in 2016. The asset purchase agreements executed by the Company in 2012 and 2013 related to the acquisitions of IWS and Trinity, respectively, provided for additional payments to the former owners of IWS and Trinity contingent upon the achievement of certain targets over future reporting periods. Contingent consideration liabilities resulting from the acquisitions of IWS and Trinity were estimated at their respective acquisition dates using valuation models designed to estimate the probability of such contingent payments based on various assumptions. The valuation models assume certain achievement of targets, discount rates related to riskiness of the projections used and the time value of money to calculate the net present value of future consideration payments.
The benefit recorded for the year ended December 31, 2017 is attributable to the Company having executed an agreement with the former owner of Trinity. The parties to the Trinity agreement agreed to a fixed payment in exchange for extinguishing the rights to future contingent payments. The benefit recorded for the year ended December 31, 2016 is attributable to the Company having executed an agreement with the former owners of IWS. The parties to the IWS agreement agreed to a fixed payment and other consideration in exchange for extinguishing the rights to future contingent payments. At December 31, 2017 and 2016, the Company has total contingent liabilities of $0.0 million and $0.3 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements, for further details.
Impairment of Intangible Assets
During the year ended December 31, 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets during the year ended December 31, 2016.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2017 was $5.0 million compared to $4.5 million in 2016. The increase in 2017 is attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the year ended December 31, 2017 compared to the year ended December 31, 2016. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $9.4 million in 2017 compared to $7.6 million in 2016. The increase in net expense is primarily the result of more general and administrative expense for compensation, employee benefits and professional fees in 2017 as compared to 2016, partially offset by a $0.7 million gain recorded during the third quarter of 2017 related to the termination of a financing lease, as further discussed in Note 15, "Finance Lease Obligation Liability," to the Consolidated Financial Statements.
Foreign Exchange Losses, Net
During 2017, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.0 million in 2016.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $8.5 million in 2017 compared to $3.7 million in 2016. The loss for 2017 and 2016 is due to an increase in the fair value of the subordinated debt. See "Debt" section below for further information.
Gain on Deconsolidation of Subsidiary
Prior to the third quarter of 2016, the Company owned 61.0% of the outstanding units of 1347 Investors. Because the Company owned more than 50% of the outstanding units, the Company had been consolidating the financial statements of 1347 Investors. During the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7%. As a result of this change in ownership, the Company recorded a non-cash gain on deconsolidation of 1347 Investors of $5.6 million during the third quarter of 2016. This gain results from removing the carrying value of the noncontrolling interest in 1347 Investors and the carrying value of the consolidated net assets of 1347 Investors, which the Company reported prior to the closing of the transaction, and recording the fair value of the Company's 26.7% retained noncontrolling investment in 1347 Investors as of the transaction date. Refer to the "Investments" section below and Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements, for further discussion.
Equity in Net Income (Loss) of Investees
Equity in net income of investees was $2.1 million in 2017 compared to equity in net loss of investees of $1.0 million in 2016. Equity in net income (loss) of investees represents the Company's investments in Itasca Capital Ltd. and 1347 Capital Corp. See Note 7, "Investment in Investee," to the Consolidated Financial Statements, for further discussion.
Income Tax Benefit
Income tax benefit for 2017 was $17.8 million compared to $9.7 million in 2016. The 2017 income tax benefit is primarily related to a release of deferred income tax liabilities and an adjustment to the deferred income tax valuation allowance resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a permanent reduction in the U.S. federal corporate income tax rate to 21%.
The Company is subject to the provisions of Accounting Standards Codification 740-10, Income Taxes, which requires that the effect on deferred tax income assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements.
Pursuant to SAB 118, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company recorded a $19.0 million decrease to income tax expense in the consolidated statements of operations for the year ended December 31, 2017, $18.9 million of which related to a decrease in the Company’s net deferred income tax liability as of December 31, 2017 because of the reduction in the corporate income tax rate.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Although the $19.0 million tax benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Tax Act on the Company’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Any adjustments to the Company's provisional amounts will be reported as a component of the consolidated statements of operations during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018.
The 2016 income tax benefit is related to the partial release of the Company’s valuation allowance carried against its deferred income tax assets as a result of its acquisition of CMC.
See Note 17, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2017 and 2016, respectively.
Comparison of the Years Ended December 31, 2016 and 2015:
A reconciliation of total segment operating loss to net income for the years ended December 31, 2016 and 2015 is presented in Table 2 below:
Table 2 Segment Operating (Loss) Income for the Years Ended December 31, 2016 and 2015
For the years ended December 31 (in thousands of dollars)

	2016	2015	Change
Segment operating (loss) income
Insurance Underwriting	(8,202)	(1,147)	(7,055)
Extended Warranty	506	(628)	1,134
Leased Real Estate	627	—	627
Total segment operating loss	(7,069)	(1,775)	(5,294)
Net investment income	8,244	2,955	5,289
Net realized gains	360	1,197	(837)
Other-than-temporary impairment loss	(157)	(10)	(147)
Amortization of intangible assets	(1,242)	(1,244)	2
Contingent consideration benefit	657	1,139	(482)
Interest expense not allocated to segments	(4,496)	(5,278)	782
Other income and expenses not allocated to segments, net	(7,640)	(3,790)	(3,850)
Foreign exchange losses, net	(15)	(1,215)	1,200
(Loss) gain on change in fair value of debt	(3,721)	1,458	(5,179)
Gain (loss) on deconsolidation of subsidiaries	5,643	(4,420)	10,063
Equity in net loss of investees	(1,017)	(339)	(678)
Loss from continuing operations before income tax (benefit) expense	(10,453)	(11,322)	869
Income tax (benefit) expense	(9,720)	93	(9,813)
Loss from continuing operations	(733)	(11,415)	10,682
Income from discontinued operations, net of taxes	—	1,417	(1,417)
Gain on disposal of discontinued operations, net of taxes	1,255	11,267	(10,012)
Net income	522	1,269	(747)
Loss from Continuing Operations, Net Income and Diluted Earnings (Loss) per Share
For the year ended December 31, 2016, we incurred a loss from continuing operations of $0.7 million ($0.05 per diluted share) compared to $11.4 million ($0.61 per diluted share) for the year ended December 31, 2015. The loss from continuing operations for the year ended December 31, 2016 is primarily attributable to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by net investment income, gain on deconsolidation of subsidiary and income tax benefit. The loss from continuing operations for the year ended December 31, 2015 is primarily attributable to operating losses in Insurance Underwriting and Extended Warranty,

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on deconsolidation of subsidiary, partially offset by net investment income and gain on change in fair value of debt.
For the year ended December 31, 2016, we reported net income of $0.5 million ($0.01 per diluted share) compared to $1.3 million ($0.04 per diluted share) for the year ended December 31, 2015.
Insurance Underwriting
For the year ended December 31, 2016, Insurance Underwriting gross premiums written were $132.7 million compared to $116.4 million for the year ended December 31, 2015, representing a 14.0% increase. Net premiums written increased 14.0% to $132.5 million for the year ended December 31, 2016 compared with $116.2 million for the year ended December 31, 2015. Net premiums earned increased 8.7% to $127.6 million for the year ended December 31, 2016 compared with $117.4 million for the year ended December 31, 2015. The increase in gross premiums written, net premiums written and net premiums earned reflect a change in the mix of business by state resulting from Insurance Underwriting’s strategic shift to emphasize certain states and de-emphasize others while also reflecting the competitive market dynamics of each state. Of particular note, the Company had recorded increased premiums written in Florida, Texas and Nevada while reducing premiums written in Virginia, a state in which Insurance Underwriting ceased writing new business beginning in the third quarter of 2015.
The Insurance Underwriting operating loss increased to $8.2 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015. The increase in operating loss is primarily attributed to an increase in loss and loss adjustment expenses, partially offset by an increase in net premiums earned in 2016 as compared to 2015. During the fourth quarter of 2016, the Company recorded unfavorable development of approximately $9.1 million related to accident years 2015 and prior in the Company’s continuing operations, while approximately $1.5 million of favorable development was recorded during the fourth quarter related to the continuing run-offs at Amigo and MCC. In response to industry trends of increasing frequency and severity, Mendota and MCC have been aggressively increasing premium rates throughout the second half of 2016 and into 2017. During this same period, the Company hired several new members to the Insurance Underwriting management team, including a new President and two new Vice Presidents to supervise the Claim Department. The new management team launched a number of initiatives related to increasing policy fee income, reducing bad debt expense, outsourcing the first notice of loss function, outsourcing much of the salvage and subrogation function and entering into an agreement with an outside vendor to migrate to a new policy administration and claim-handling operating platform sometime in 2017.
The Insurance Underwriting loss and loss adjustment expense ratio for 2016 was 81.8% compared to 74.1% in 2015. The increase in the loss and loss adjustment expense ratio is primarily attributable to the increased loss and loss adjustment expenses recorded in the fourth quarter of 2016 related to accident years 2015 and prior as described above.
The Insurance Underwriting expense ratio was 25.0% in 2016 compared with 27.4% in 2015. The decrease in the expense ratio is primarily due to the increase in net premiums earned and policy fee income for 2016 as compared to 2015. The Insurance Underwriting expense ratio includes policy fee income of $9.8 million and $8.3 million, respectively, for the years ended December 31, 2016 and December 31, 2015.
The Insurance Underwriting combined ratio was 106.8% in 2016 compared with 101.5% in 2015, reflecting the dynamics which affected the loss and loss adjustment expense ratio and expense ratio.
Extended Warranty
The Extended Warranty service fee and commission income increased 5.2% to $24.2 million for the year ended December 31, 2016 compared with $23.0 million for the year ended December 31, 2015. This increase was due to increased service fee and commission income at both IWS and Trinity. The Extended Warranty operating income was $0.5 million for the year ended December 31, 2016 compared with operating loss of $0.6 million for the year ended December 31, 2015. The increase in operating income is primarily related to lower staff-related expenses at Trinity along with increased service fee and commission income at both IWS and Trinity for the year ended December 31, 2016 compared to the same period in 2015.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
Net Investment Income
Net investment income increased to $8.2 million in 2016 compared to $3.0 million in 2015. The increase in 2016 is is primarily due to income from the Company's investment in 1347 Investors. During 2016, the Company recorded net investment income related to this investment of $4.7 million.
Net Realized Gains
The Company incurred net realized gains of $0.4 million in 2016 compared to $1.2 million in 2015. The net realized gains in 2016 resulted primarily from the liquidation of equity investments in Insurance Underwriting. The net realized gains in 2015 resulted primarily from the liquidation of limited liability investments in Insurance Underwriting.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015.
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
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $7.6 million in 2016 compared to $3.8 million in 2015. The increase in net expense is primarily the result of a $6.0 million gain recorded during the first quarter of 2015 related to the termination of the Company's management services agreement with PIH, as further discussed in Note 26, "Related Party Transactions," to the Consolidated Financial Statements, partially offset by less general expense for salaries in 2016 as compared to 2015.
Foreign Exchange Losses, Net
During 2016, the Company incurred foreign exchange losses, net of $0.0 million compared to $1.2 million in 2015. Foreign exchange losses, net for the year ended December 31, 2015 were incurred primarily related to conversion of the net Canadian dollar assets of Kingsway Linked Return of Capital Trust ("KLROC Trust"). The Company deconsolidated KLROC Trust in June

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

2015. See Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements, for further details.
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
Gain (Loss) on Deconsolidation of Subsidiaries
During the third quarter of 2016, the Company recorded a non-cash gain on deconsolidation of 1347 Investors of $5.6 million. Refer to the "Investments" section below and Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements, for further discussion.
Prior to the second quarter of 2015, the Company beneficially owned and controlled 74.8% of KLROC Trust. As a result, the Company had been consolidating the financial statements of KLROC Trust. During the second quarter of 2015, the Company’s controlling interest in KLROC Trust was reduced to zero upon the Company's repayment of its C$15.8 million outstanding on its LROC preferred units due June 30, 2015. As a result, the Company recorded a non-cash loss on deconsolidation of subsidiary of $4.4 million during the year ended December 31, 2015. This reported loss results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets. Refer to Note 5, "Deconsolidations, Discontinued Operations and Liquidation," to the Consolidated Financial Statements, for further discussion.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities and equity investments are classified as available-for-sale and are reported at fair value. At December 31, 2017, we held cash and cash equivalents and investments with a carrying value of $145.9 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 3 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 3 Carrying value of investments, including cash and cash equivalents
As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2017	% of Total	2016	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	25,244	17.3%	28,148	17.1%
States, municipalities and political subdivisions	3,783	2.6%	3,088	1.9%
Mortgage-backed	7,663	5.3%	8,506	5.2%
Asset-backed securities and collateralized mortgage obligations	2,269	1.5%	3,467	2.1%
Corporate	14,255	9.8%	18,555	11.3%
Total fixed maturities	53,214	36.5%	61,764	37.6%
Equity investments:
Common stock	7,419	5.0%	21,426	13.0%
Warrants	1,575	1.1%	1,804	1.1%
Total equity investments	8,994	6.1%	23,230	14.1%
Limited liability investments	25,173	17.3%	22,974	13.9%
Limited liability investment, at fair value	10,314	7.0%	10,700	6.5%
Other investments	3,721	2.6%	9,368	5.7%
Short-term investments	151	0.1%	401	0.2%
Total investments	101,567	69.6%	128,437	78.0%
Cash and cash equivalents	44,286	30.4%	36,475	22.0%
Total	145,853	100.0%	164,912	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.3 million for other-than-temporary impairment related to equity investments for the year ended December 31, 2017, $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015.
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
At December 31, 2017 and 2016, the gross unrealized losses for fixed maturities and equity investments amounted to $1.4 million and $1.0 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs and LPs are used in applying the equity method. The difference between the end of the reporting period of the LLCs and LPs and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 4 below presents additional information pertaining to the limited liability investments at December 31, 2017 and 2016.
TABLE 4 Limited liability investments
As of December 31 (in thousands of dollars)

	Carrying Value
	2017	2016
Triple net lease limited liability investments	13,010	12,190
Other real estate related limited liability investments	4,167	3,904
Non-real estate limited liability investments	7,996	6,880
Total	25,173	22,974
Triple Net Lease Investments
Table 5 below presents total income from triple net lease investments included in the Company’s loss from continuing operations for the years ended December 31, 2017, 2016 and 2015.
TABLE 5 Income from triple net lease investments included in loss from continuing operations
For the years ended December 31 (in thousands of dollars)

	2017	2016	2015
Income from triple net lease limited liability investments	1,852	1,381	1,701
Income from CMC operations	2,517	519	—
Non-recurring income tax benefit related to CMC	17,302	9,915	—
Total income included in loss from continuing operations as a result of triple net lease investments and CMC acquisition	21,671	11,815	1,701
The Company has been increasing its exposure to triple net lease investments. These can take the form of limited liability investments as well as the Company’s investment in CMC. See Note 4, "Acquisitions," to the Consolidated Financial Statements for further discussion regarding CMC.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Income from triple net lease limited liability investments in the table above is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the Company’s consolidated statements of operations.
Income from CMC operations in the table above for the years ended December 31, 2017 and 2016, is comprised of Leased Real Estate segment operating income of $3.1 million and $0.6 million, respectively, amortization of intangible assets of $0.1 million and $0.0 million, respectively and income tax expense of $0.5 million and $0.1 million, respectively.
Non-recurring income tax benefit related to CMC in the table above for the year ended December 31, 2017 relates to the decrease in CMC's net deferred income tax liabilities as a result of the reduction in the corporate income tax rate due to the Tax Act. See Note 17, "Income Taxes," to the Consolidated Financial Statements for further discussion regarding the Tax Act. Non-recurring income tax benefit related to CMC in the table above for the year ended December 31, 2016 is related to the partial release of the Company's valuation allowance carried against its deferred income tax assets as a result of the acquisition of CMC.
With respect to CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage and depreciation and amortization of certain of the assets acquired. Over the next three years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $2.8 to $3.1 million per year related to its ownership of CMC. Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, remains likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets. As of December 31, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and 10.7 million, respectively.
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
During the fourth quarter of 2016, the Company made an irrevocable election to account for its remaining 26.7% investment in 1347 Investors at fair value, with any changes in fair value to be reported in net investment income in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $0.4 million and net investment income of $4.7 million related to this investment for the years ended December 31, 2017 and 2016, respectively.

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
TABLE 6    Provision for property and casualty unpaid loss and loss adjustment expenses - gross
As of December 31 (in thousands of dollars)

Line of Business	2017	2016
Non-standard automobile	62,219	52,115
Commercial automobile	580	918
Other	853	762
Total	63,652	53,795
TABLE 7    Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in thousands of dollars)

Line of Business	2017	2016
Non-standard automobile	62,053	51,497
Commercial automobile	572	855
Other	853	762
Total	63,478	53,114
Non-Standard Automobile
At December 31, 2017 and 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $62.2 million and $52.1 million, respectively. The increase is primarily due to an increase in unpaid loss and loss adjustment expenses at Mendota.
Commercial Automobile
At December 31, 2017 and 2016, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.6 million and $0.9 million, respectively. This decrease is primarily due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' property and casualty loss and loss adjustment expenses is presented in Table 8.
TABLE 8    Increase (decrease) in prior years' provision for property and casualty loss and loss adjustment expenses by line of business and accident year
For the year ended December 31, 2017 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2012 & prior	227	285	182	694
2013	149	40	—	189
2014	862	—	—	862
2015	3,383	(13)	—	3,370
2016	15,579	—	—	15,579
Total	20,200	312	182	20,694

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

For the year ended December 31, 2016 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2011 & prior	(193)	201	17	25
2012	338	325	—	663
2013	205	(224)	—	(19)
2014	1,524	—	—	1,524
2015	5,902	—	—	5,902
Total	7,776	302	17	8,095
For the year ended December 31, 2015 (in thousands of dollars)

Accident Year	Non-standard Automobile	Commercial Automobile	Other	Total
2010 & prior	(457)	(406)	120	(743)
2011	(451)	(7)	—	(458)
2012	1,018	(432)	—	586
2013	(935)	(134)	—	(1,069)
2014	2,300	—	—	2,300
Total	1,475	(979)	120	616
The net movements in prior years' provisions for property and casualty loss and loss adjustment expenses, net of reinsurance, was an increase of $20.7 million, $8.1 million and $0.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Table 8 identifies the relative contribution of the increases (decreases) in the provisions for property and casualty loss and loss adjustment expenses attributable to the respective lines of business and accident years.
The unfavorable development in 2017 was primarily related to the increase in property and casualty loss and loss adjustment expenses at Mendota. The Company experienced an accelerated recognition and payment of claim exposures during 2017 related to accident years 2016 and prior as a result of two primary factors.  First, the non-standard automobile industry experienced an increase in claim severities related to material damage and third-party injury claims.  Second, the Company experienced significant disruptions within its claim staff during 2016, resulting in a build-up of its claim inventory.  Mendota installed a new claim management team during the fourth quarter of 2016.  This new claim management team overhauled the claim department staff and claim processes throughout 2017 and began the task of reducing the pending inventory of open claims; however, the age of the outstanding claims combined with the deteriorating industry trends led to a significant increase in claim payments beyond what had been previously reserved for accident years 2016 and prior. The unfavorable development in 2016 was primarily related to the increase in property and casualty loss and loss adjustment expenses at Mendota and MCC, offset by a decrease in property and casualty loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. Refer to the "Results of Continuing Operations, Insurance Underwriting" section above for further discussion. The unfavorable development in 2015 was primarily related to the increase in property and casualty loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
DEBT
Note Payable
As part of the acquisition of CMC, the Company assumed the Mortgage and recorded the Mortgage at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Bank Loan
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC. The bank loan matures on October 12, 2022 and has a fixed interest rate of 5.0%. The bank loan is carried in the consolidated balance sheets at its unpaid principal balance.
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
The Company's subordinated debt is measured and reported at fair value. At December 31, 2017, the carrying value of the subordinated debt is $52.1 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
During the year ended December 31, 2017, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The decrease in the credit spread assumption has the effect of increasing the fair value of the Company's subordinated debt while an increase in the credit spread assumption has the effect of decreasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2017, along with the passage of time, contributed to the $8.5 million increase in fair value of the Company’s subordinated debt between December 31, 2016 and December 31, 2017. This increase in fair value is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.
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

For a description of each of the Company's six subsidiary trusts, see Note 14, "Debt," to the Consolidated Financial Statements.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Cash Flows
During 2017, the net cash used in operating activities as reported on the consolidated statements of cash flows was $19.0 million. The reconciliation between the Company's reported net loss of $11.1 million and the net cash used in operating activities of $19.0 million can be explained primarily by the deferred income tax benefit of 18.4 million, the increase in other receivables of $3.8 million, the increase in other net assets of $3.8 million, net realized gains of $3.8 million and the decrease in unearned premiums of $3.5 million, partially offset by the increase in liability for unpaid loss and loss adjustment expenses of $9.7 million, the loss on change in fair value of debt of $8.5 million, depreciation and amortization expense of $5.6 million and the decrease in premiums and service fee receivable of $2.2 million.
During 2017, the net cash provided by investing activities as reported on the consolidated statements of cash flows was $24.6 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments, other investments and short-term investments in excess of purchases of fixed maturities, equity investments and limited liability investments and net cash used for acquisition of business.
During 2017, the net cash provided by financing activities as reported on the consolidated statements of cash flows was $2.2 million. This source of cash is attributed to proceeds from the bank loan net of principal repayments of $4.9 million, partially offset by principal repayments of $2.6 million on the Company's note payable.
In summary, as reported on the consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during 2017 was $7.8 million.
The Company's Insurance Underwriting subsidiaries fund their obligations primarily through premium and investment income and maturities in the investments portfolios. The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income.
The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; certain excess cash flow from the Company’s Extended Warranty subsidiaries and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, which right the Company previously exercised during the period from the first quarter of 2011 through the fourth quarter of 2015.
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2017, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
Receipt of dividends from the Extended Warranty subsidiaries is limited for the holding company at this time even though excess cash generated by Trinity’s operating results is freely available for distribution to the holding company. IWS is somewhat constrained from paying dividends, given the existence of a 10% minority owner of its common equity, and PWSC is constrained from paying dividends while the bank loan incurred to partially finance the acquisition of PWSC remains outstanding.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

event triggering the payment of the service fees (depending on the nature and timing of the triggering event). The Lease Amendment has not triggered the payment of service fees to the Service Provider.
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $0.6 million and $14.9 million at December 31, 2017 and December 31, 2016, respectively. These amounts are reflected in the cash and cash equivalents of $44.3 million and $36.5 million reported at December 31, 2017 and December 31, 2016, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $0.6 million at December 31, 2017 represented approximately one month of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company. Subsequent to December 31, 2017, holding company liquidity increased, primarily as a result of the sale of holding company investments. As of the filing date of the Company’s 2017 Annual Report, the holding company’s liquidity of $6.1 million represented approximately 7 months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant banking activities, any new holding company investments or any other extraordinary demands on the holding company.
While the Company believes it has sources of liquidity available to allow it to continue to meet its holding company obligations, there can be no assurance that such sources of liquidity will be available when needed.
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2017, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Mendota, exceeded the 200% threshold.
As of December 31, 2017, Mendota's RBC was 196%, which is at the company action level, as defined by the NAIC. Mendota has prepared a comprehensive RBC plan, which it filed with the Minnesota Department of Commerce ("MNDOC") on March 15, 2018. The comprehensive plan is intended to outline Mendota's future plans, including the current and projected RBC level, and is subject to approval by the MNDOC. Achievement of the comprehensive plan depends on future events and circumstances, the outcome of which cannot be assured. As part of the Company’s response to improve Mendota’s RBC and to reduce the risk profile of its business, Mendota entered into a 50% quota share reinsurance agreement with a highly rated reinsurer, effective February 1, 2018, for all premiums written with the exception of premium written in California. The reinsurance arrangement will reduce Mendota’s net premiums written during 2018, which will reduce the risk-based capital charge assigned to the business and should, as a result, improve Mendota’s RBC. MCC also entered into a 50% quota share reinsurance agreement with the same reinsurer, effective February 1, 2018.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2017, Amigo's RBC was 5,206%.

Kingsway previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2017, MCC's RBC was 1,008%.
Our reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2017, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
The Illinois Department of Insurance completed in 2016 a financial examination of MCC for the five-year period ending December 31, 2015. No financial statement adjustments were required. The Florida Office of Insurance Regulation ("FOIR") completed in

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

2016 a financial examination of Amigo for the three-year period ending December 31, 2014 and completed in the first quarter of 2018 a financial examination of Amigo for the two-year period ending December 31, 2016. No financial statement adjustments were required as a result of either examination. In 2017, the MNDOC began a financial examination of Mendota and Mendakota for the five-year period ending December 31, 2016. This examination is expected to be completed by June 30, 2018. Despite the results of the recently completed financial examinations of MCC and Amigo, there can be no assurance that the domiciliary regulators in general, or the MNDOC in particular with respect to the continuing financial examination of Mendota and Mendakota, will not propose financial adjustments or take other actions that would be material to the Company’s business, results of operations or financial condition.

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
TABLE 9 Cash payments related to contractual obligations projected by period
As of December 31, 2017 (in thousands of dollars)

	2018	2019	2020	2021	2022	Thereafter	Total
Note payable	2,981	3,337	3,712	4,108	4,526	157,472	176,136
Bank loan	1,000	1,000	1,000	1,000	917	—	4,917
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	12,760	12,581	12,388	12,180	11,955	110,956	172,820
Unpaid loss and loss adjustment expenses	44,662	13,307	5,244	2,022	690	506	66,431
Future minimum lease payments	1,496	1,215	525	422	424	234	4,316
Total	62,899	31,440	22,869	19,732	18,512	359,668	515,120
OFF-BALANCE SHEET ARRANGEMENTS
The Company has an off-balance sheet arrangement related to a guarantee, which is further described in Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. We have exposure to market risk through our investment activities and our financing activities.
Given our U.S. operations typically invest in U.S. dollar denominated fixed maturity instruments, our primary market risk exposures in the investments portfolio are to changes in interest rates. Periodic changes in interest rate levels generally affect our financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market values of the existing fixed maturities will generally decrease. The reverse is true during periods of declining interest rates.
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

Table 10 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2017 and 2016.
TABLE 10 Fair value of fixed maturities by contractual maturity date
As of December 31 (in thousands of dollars, except for percentages)

	2017	% of Total	2016	% of Total
Due in less than one year	11,154	21.0%	6,561	10.6%
Due in one through five years	33,791	63.5%	40,750	66.0%
Due after five through ten years	3,780	7.1%	4,552	7.4%
Due after ten years	4,489	8.4%	9,901	16.0%
Total	53,214	100.0%	61,764	100.0%
At December 31, 2017, 84.5% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 11 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).
TABLE 11 Sensitivity analysis on fixed maturities
As of December 31 (in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of December 31, 2017
Estimated fair value	$54,411	$53,214	$52,017
Estimated increase (decrease) in fair value	$1,197	$—	$(1,197)

As of December 31, 2016
Estimated fair value	$63,303	$61,764	$60,225
Estimated increase (decrease) in fair value	$1,539	$—	$(1,539)

KINGSWAY FINANCIAL SERVICES INC.

We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of December 31, 2017, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 12 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2017 and 2016, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 90.1% of those investments rated 'A' or better at December 31, 2017. 'Not Rated' in Table 12 below includes $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 12 Credit ratings of fixed maturities
As of December 31 (ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	2017	2016
AAA/Aaa	70.6%	69.5%
AA/Aa	7.4	6.4
A/A	12.1	14.3
Percentage rated A/A2 or better	90.1%	90.2%
BBB/Baa	2.6	3.8
BB/Ba	1.1	1.0
Not rated	6.2	5.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2010.
Grand Rapids, Michigan
March 16, 2018

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $53,746 and $62,136, respectively)	$53,214	$61,764
Equity investments, at fair value (cost of $9,146 and $19,099, respectively)	8,994	23,230
Limited liability investments	25,173	22,974
Limited liability investment, at fair value	10,314	10,700
Other investments, at cost which approximates fair value	3,721	9,368
Short-term investments, at cost which approximates fair value	151	401
Total investments	101,567	128,437
Cash and cash equivalents	44,286	36,475
Investment in investee	5,230	3,116
Accrued investment income	526	790
Premiums receivable, net of allowance for doubtful accounts of $115 and $115, respectively	27,855	31,564
Service fee receivable, net of allowance for doubtful accounts of $318 and $274, respectively	4,286	1,320
Other receivables, net of allowance for doubtful accounts of zero and $806, respectively	7,139	3,299
Deferred acquisition costs, net	13,045	13,609
Property and equipment, net of accumulated depreciation of $13,600 and $10,603, respectively	108,230	116,961
Goodwill	80,112	71,061
Intangible assets, net of accumulated amortization of $8,333 and $7,181, respectively	87,615	89,017
Other assets	4,709	5,372
Total Assets	$484,600	$501,021
Liabilities and Shareholders' Equity

Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$63,652	$53,795
Vehicle service agreements	2,779	2,915
Total unpaid loss and loss adjustment expenses	66,431	56,710
Unearned premiums	36,686	40,176
Note payable	186,469	190,074
Bank loan	4,917	—
Subordinated debt, at fair value	52,105	43,619
Net deferred income tax liabilities	30,331	48,720
Deferred service fees	39,741	35,822
Income taxes payable	2,644	2,051
Accrued expenses and other liabilities	15,966	20,587
Total Liabilities	435,290	437,759

Class A preferred stock, no par value; unlimited number authorized; 222,876 and 262,876 issued and outstanding at December 31, 2017 and December 31, 2016, respectively; redemption amount of $5,572	5,461	6,427

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,458,190 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	356,021	353,882
Accumulated deficit	(313,487)	(297,668)
Accumulated other comprehensive loss	(3,852)	(208)
Shareholders' equity attributable to common shareholders	38,682	56,006
Noncontrolling interests in consolidated subsidiaries	5,167	829
Total Shareholders' Equity	43,849	56,835
Total Liabilities, Class A preferred stock and Shareholders' Equity	$484,600	$501,021
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues:
Net premiums earned	$130,443	$127,608	$117,433
Service fee and commission income	31,909	24,232	22,966
Rental income	13,384	5,436	—
Net investment income	2,669	8,244	2,955
Net realized gains	3,771	360	1,197
Other-than-temporary impairment loss	(316)	(157)	(10)
Other income	11,334	10,907	15,425
Total revenues	193,194	176,630	159,966
Operating expenses:
Loss and loss adjustment expenses	125,982	109,609	92,812
Commissions and premium taxes	25,006	24,562	22,773
Cost of services sold	6,535	4,193	4,044
General and administrative expenses	46,269	41,629	41,760
Leased real estate segment interest expense	6,264	2,899	—
Amortization of intangible assets	1,152	1,242	1,244
Contingent consideration benefit	(212)	(657)	(1,139)
Impairment of intangible assets	250	—	—
Total operating expenses	211,246	183,477	161,494
Operating loss	(18,052)	(6,847)	(1,528)
Other expenses (revenues), net:
Interest expense not allocated to segments	4,977	4,496	5,278
Foreign exchange losses, net	15	15	1,215
Loss (gain) on change in fair value of debt	8,487	3,721	(1,458)
(Gain) loss on deconsolidation of subsidiaries	—	(5,643)	4,420
Equity in net (income) loss of investees	(2,115)	1,017	339
Total other expenses, net	11,364	3,606	9,794
Loss from continuing operations before income tax (benefit) expense	(29,416)	(10,453)	(11,322)
Income tax (benefit) expense	(17,761)	(9,720)	93
Loss from continuing operations	(11,655)	(733)	(11,415)
Loss on liquidation of subsidiary, net of taxes	(494)	—	—
Income from discontinued operations, net of taxes	—	—	1,417
Gain on disposal of discontinued operations, net of taxes	1,017	1,255	11,267
Net (loss) income	(11,132)	522	1,269
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	4,337	(281)	162
Less: dividends on preferred stock, net of tax	350	565	394
Net (loss) income attributable to common shareholders	$(15,819)	$238	$713
Loss per share - continuing operations:
Basic:	$(0.76)	$(0.05)	$(0.61)
Diluted:	$(0.76)	$(0.05)	$(0.61)
Earnings per share - discontinued operations:
Basic:	$0.02	$0.06	$0.64
Diluted:	$0.02	$0.06	$0.64
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.73)	$0.01	$0.04
Diluted:	$(0.73)	$0.01	$0.04
Weighted average shares outstanding (in ‘000s):
Basic:	21,547	20,003	19,710
Diluted:	21,547	20,003	19,710

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years ended December 31,
	2017	2016	2015

Net (loss) income	$(11,132)	$522	$1,269
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(5,213)	2,764	(3,505)
Reclassification adjustment for amounts included in net (loss) income	1,076	(494)	1,564
Foreign currency translation adjustments	—	—	858
Recognition of currency translation loss on liquidation of subsidiary	494	—	—
Recognition of currency translation loss on deconsolidation of subsidiary	—	—	1,243
Other comprehensive (loss) income	(3,643)	2,270	160
Comprehensive (loss) income	$(14,775)	$2,792	$1,429
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	4,338	(289)	(308)
Comprehensive (loss) income attributable to common shareholders	$(19,113)	$3,081	$1,737
(1) Net of income tax (benefit) expense of $0, $0 and $0 in 2017, 2016 and 2015, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2015	19,709,706	$—	$340,844	$(301,008)	$(2,372)	$37,464	$4,402	$41,866
Correction of prior period error	—	—	—	744	(744)	—	—	—
Deconsolidation of noncontrolling interest	—	—	—	2,342	—	2,342	(2,342)	—
Net income	—	—	—	1,107	—	1,107	162	1,269
Other comprehensive income (loss)	—	—	—	—	630	630	(470)	160
Preferred stock dividends, net of tax				(394)	—	(394)	—	(394)
Stock-based compensation	—	—	802	—	—	802	—	802
Balance, December 31, 2015	19,709,706	$—	$341,646	$(297,209)	$(2,486)	$41,951	$1,752	$43,703
Deconsolidation of 1347 Investors LLC	—	—	—	(572)	—	(572)	(933)	(1,505)
Net income (loss)	—	—	—	803	—	803	(281)	522
Other comprehensive income (loss)	—	—	—	—	2,278	2,278	(8)	2,270
Common stock issued, net	1,775,384	—	11,221	—	—	11,221	—	11,221
Repurchases of common stock for cancellation	(26,900)	—	—	(125)	—	(125)	—	(125)
Consolidation of CMC Industries, Inc.	—	—	—	—	—	—	299	299
Preferred stock dividends, net of tax	—	—	—	(565)	—	(565)	—	(565)
Stock-based compensation	—	—	1,015	—	—	1,015	—	1,015
Balance, December 31, 2016	21,458,190	$—	$353,882	$(297,668)	$(208)	$56,006	$829	$56,835
Common stock issuance expenses	—	—	(47)	—	—	(47)	—	(47)
Conversion of Class A preferred stock to common stock	250,000	—	1,000	—	—	1,000	—	1,000
Net (loss) income	—	—	—	(15,469)	—	(15,469)	4,337	(11,132)
Preferred stock dividends, net of tax	—	—	—	(350)	—	(350)	—	(350)
Other comprehensive loss	—	—	—	—	(3,644)	(3,644)	1	(3,643)
Stock-based compensation	—	—	1,186	—	—	1,186	—	1,186
Balance, December 31, 2017	21,708,190	$—	$356,021	$(313,487)	$(3,852)	$38,682	$5,167	$43,849
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities:
Net (loss) income	$(11,132)	$522	$1,269
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(1,017)	(1,255)	(11,267)
Equity in net (income) loss of investees	(2,115)	1,017	339
Equity in net income of limited liability investments	(1,797)	(1,157)	(1,596)
Loss (gain) on change in fair value of investments	678	(5,100)	216
Depreciation and amortization expense	5,572	2,780	1,845
Contingent consideration benefit	(212)	(657)	(1,139)
Stock-based compensation expense, net of forfeitures	1,186	1,015	802
Net realized gains	(3,771)	(360)	(1,197)
Loss (gain) on change in fair value of debt	8,487	3,721	(1,458)
Deferred income taxes	(18,389)	(9,807)	87
Intangible asset impairment	250	—	—
Other-than-temporary impairment loss	316	157	10
Amortization of fixed maturities premiums and discounts	220	218	323
Amortization of note payable premium	(960)	(447)	—
(Gain) loss on deconsolidation of subsidiaries	—	(5,643)	4,420
Loss on liquidation of subsidiary	494	—	—
Changes in operating assets and liabilities:
Premiums and service fee receivable, net, adjusted for PWSC assets acquired	2,165	(4,883)	1,848
Other receivables, net, adjusted for PWSC assets acquired	(3,789)	1,068	1,356
Deferred acquisition costs, net	564	(1,466)	54
Unpaid loss and loss adjustment expenses	9,721	(1,736)	(8,424)
Unearned premiums	(3,490)	4,942	(1,198)
Deferred service fees, adjusted for PWSC liabilities acquired	1,840	1,503	(777)
Other, net, adjusted for PWSC assets acquired and liabilities assumed	(3,798)	(21)	(18,318)
Net cash used in operating activities	(18,977)	(15,589)	(32,805)
Investing activities:
Proceeds from sales and maturities of fixed maturities	16,784	26,063	27,480
Proceeds from sales of equity investments	18,266	7,807	819
Purchases of fixed maturities	(8,576)	(32,297)	(26,351)
Purchases of equity investments	(5,040)	(3,178)	(9,564)
Net acquisitions of limited liability investments	(404)	(3,118)	(10,312)
Net proceeds from (purchases of) other investments	5,646	(3,898)	(600)
Net proceeds from (purchases of) short-term investments	250	(264)	4
Net proceeds from sale of discontinued operations	1,017	1,255	44,919
Acquisition of business, net of cash acquired	(7,929)	(494)	—
Net disposals (purchases) of property and equipment and intangible assets, adjusted for PWSC assets acquired	4,549	(645)	(203)
Net cash provided by (used in) investing activities	24,563	(8,769)	26,192
Financing activities:
Proceeds from issuance of common stock, net	(47)	10,477	—
Repurchase of common stock for cancellation	—	(125)	—
Proceeds from bank loan, net of principal payments	4,917	—	—
Principal payments on note payable assumed in CMC acquisition	(2,645)	(1,220)	—
Redemption of LROC preferred units	—	—	(12,920)
Net cash provided by (used in) financing activities	2,225	9,132	(12,920)
Net increase (decrease) in cash and cash equivalents	7,811	(15,226)	(19,533)
Cash and cash equivalents at beginning of period	36,475	51,701	71,234
Cash and cash equivalents at end of period	$44,286	$36,475	$51,701

KINGSWAY FINANCIAL SERVICES INC.

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$12,134	$7,298	$24,249
Income taxes	$37	$10	$—
Non-cash investing and financing activities:
Conversion of Class A preferred stock to common stock	$1,000	$—	$—
Issuance of common stock in connection with acquisition of Argo	$—	$744	$—
Fixed maturities received in connection with termination of PIH management services agreement	$—	$—	$3,000
Equity investments received in connection with termination of PIH management services agreement	$—	$—	$960
Accrued dividends on Class A preferred stock issued	$350	$565	$394

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
The accompanying information in the 2017 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
The consolidated financial statements are prepared as of December 31, 2017 based on individual company financial statements at the same date. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned, directly or indirectly: 1347 Advisors LLC; 1347 Capital LLC; Advantage Auto, Inc.; Appco Finance Corporation; American Country Underwriting Agency Inc.; Argo Management Group, LLC ("Argo"); ARM Holdings, Inc.; CMC Industries, Inc. ("CMC"); Congress General Agency, Inc.; Insurance Management Services Inc.; Itasca Capital Corp.; Itasca Investors LLC; Itasca Real Estate Investors, LLC; IWS Acquisition Corporation ("IWS"); KFS Capital LLC; Kingsway America II Inc.; Kingsway America Inc.; Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Reinsurance Corporation; Mattoni Insurance Brokerage, Inc.; Mendakota Casualty Company ("MCC"); Mendakota Insurance Company ("Mendakota"); Mendota Insurance Agency, Inc.; Mendota Insurance Company ("Mendota"); MIC Insurance Agency, Inc.; Professional Warranty Service Corporation ("PWSC"); Professional Warranty Services LLC; and Trinity Warranty Solutions LLC ("Trinity").
Noncontrolling interests
The Company has noncontrolling interests attributable to its subsidiaries, CMC and IWS. The Company previously had noncontrolling interests attributable to 1347 Investors LLC ("1347 Investors") and Kingsway Linked Return of Capital Trust ("KLROC Trust") prior to the deconsolidation of these subsidiaries in July 2016 and June 2015, respectively. Refer to Note 5, "Deconsolidations, Discontinued Operations and Liquidation," for information regarding the deconsolidations of 1347 Investors and KLROC Trust. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary and is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(b)	Use of estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, revenues and expenses, and the related

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; and fair value assumptions for subordinated debt obligations.
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
Derivative financial instruments include investments in warrants and performance shares issued to the Company under various performance share grant agreements. Refer to Note 6, "Investments," for further details regarding the performance shares. Warrants are classified as equity investments in the consolidated balance sheets.
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
At December 31, 2017 and 2016, investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). This investment is accounted for under the equity method of accounting and reported as investment in investee in the consolidated balance sheets. Investment in investee is comprised of an investment in an entity where the Company has the ability to exercise significant influence but not control. Significant influence is presumed to exist when the Company owns, directly or indirectly, between 20% and 50% of the outstanding voting rights of the investee. Assessment of significant influence is based on the substance of the relationship between the Company and the investee and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. This investment is reported as investment in investee in the consolidated balance sheets, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding line in the consolidated statements of operations and consolidated statements of comprehensive (loss) income, respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee.
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
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be thirty to forty years for buildings; five to fifty years for site improvements; three to ten years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

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
The Company's note payable is reported at amortized cost. The note payable includes a premium that is being amortized through the maturity date of the note payable using the effective interest rate method.
The Company's bank loan is reported at its unpaid principal balance.
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
The Company and its non-U.S. subsidiaries file separate foreign income tax returns. Kingsway America II Inc. and its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. The Company's U.S. subsidiaries not included in the KAI Tax Group file separate federal income tax returns.
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
Service fee and commission income and deferred service fees
Service fee and commission income represents vehicle service agreement fees, warranty product commissions and maintenance support service fees and homebuilder warranty service fees and commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders.
Vehicle service agreement fees include the administrative fees from the sale of vehicle service agreements as well as the fees to administer future claims and are earned over the life of the contract. The administrative fee component is recognized in proportion to the costs incurred in acquiring and administering the vehicle service agreements. The claims fee component is earned over the life of the vehicle service agreements based on the greater of expected claims or actual claims experience.
Warranty product commissions and maintenance support service fees include the commissions from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration equipment as well as the service fees collected to administer equipment breakdown and maintenance support services. Warranty product commissions are earned at the time of the warranty product sales and service fees from equipment breakdown and maintenance support transactions are earned as completed or services are rendered.
The Company earns service fees and commissions on warranties issued by new homebuilders. The Company recognizes commissions as income on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns an incentive bonus on eligible warranties, which is based on expected ultimate loss ratio targets and a profit-sharing percentage on expected profits. Service fee revenue is recognized as income over the warranty period, the majority of which is 10 years and is based on homes closed by the builder. The Company estimates deferred revenue for years two through ten of the warranty period, based on historical dispute resolution services experience.
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
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investment, at fair value, performance shares and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires, prospectively, all tax effects related to share-based payments be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. Effective January 1, 2017, the Company adopted ASU 2016-09. The adoption of the standard did not affect the Company's consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company's Extended Warranty segment, which is within the scope of this guidance, the Company reviewed its service fee and commission income revenue streams and compared its historical accounting policies and practices to the new standard. As a result, the Company believes its current

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

revenue recognition will be materially consistent with the way we expect to recognize service fee and commission income once ASU 2014-09 is adopted.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires (1) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss); and (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company currently records its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss). Adoption of ASU 2016-01 will require the changes in fair value on equity investments with readily determinable fair values to be recorded in net income (loss). The Company currently records its subordinated debt at fair value with the total change in fair value reported in net income (loss). Adoption of ASU 2016-01 will require the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk to be recorded in other comprehensive income (loss). The adoption of ASU 2016-01 will have no impact on the Company’s total shareholders' equity as of January 1, 2018. Subsequent to adoption, ASU 2016-01 could have a significant effect on the Company's results of operations and earnings (loss) per share as changes in fair value of equity investments will be presented in net income (loss) rather than other comprehensive income (loss) and certain changes in fair value of subordinated debt will be presented in other comprehensive income (loss) rather than net income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. The accounting treatment for lessors will remain relatively unchanged. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the potential effect of the adoption of ASU 2016-02 on its consolidated financial statements.
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

NOTE 4 ACQUISITIONS
Professional Warranty Service Corporation:

On October 12, 2017, the Company acquired 100% of the outstanding shares of PWSC for estimated cash consideration of approximately $9.9 million. The final purchase price is subject to a true-up that will be finalized in 2018. The consolidated statements of operations include the earnings of PWSC from the date of acquisition. No supplemental pro forma revenue and earnings information related to the acquisition has been presented for the years ended December 31, 2017 and December 31, 2016, as the impact is immaterial. As further discussed in Note 24, "Segmented Information," PWSC is included in the Extended Warranty

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

segment. PWSC is based in Virginia and is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. This acquisition allows the Company to grow its portfolio of warranty companies and expand into the home warranty business.

The Company intends to finalize during 2018 its fair value analysis of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed are recorded in the Consolidated Financial Statements at their estimated fair market values. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair market values of the assets acquired and liabilities assumed may not agree with the estimates included in the Consolidated Financial Statements. The following table summarizes the estimated allocation of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 12, 2017
Cash and cash equivalents	$2,071
Other receivables	50
Service fee receivable	1,422
Property and equipment	238
Other assets	205
Goodwill	$9,051
Total assets	$13,037

Deferred service fees	$2,079
Accrued expenses and other liabilities	1,089
Total liabilities	$3,168

Purchase price	$9,869
CMC Industries, Inc.:

On July 14, 2016, the Company completed the acquisition of 81.0% of CMC for cash consideration of $1.5 million.  The consolidated statements of operations include the earnings of CMC from the date of acquisition. As further discussed in Note 24, "Segmented Information," CMC is included in the Leased Real Estate segment. CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"). The Real Property is leased to a third party pursuant to a long-term triple net lease. Effective beginning the first quarter of 2017, the Company executed a lease amendment between CMC and its tenant under which the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries (including the Property Owner), and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the fourth quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Goodwill of $61.0 million was recognized. The goodwill is not deductible for tax purposes. Separately identifiable intangible assets of$74.8 million were recognized resulting from the valuations of in-place lease and a tenant relationship. Refer to Note 11, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The Mortgage was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. Refer to Note 14, "Debt," for further discussion of the Mortgage. The Company also recognized a below market lease liability of $0.9 million, which is included in accrued expenses and other liabilities. The below market lease liability resulted from the terms of the acquired operating lease contract being unfavorable relative to market terms of comparable leases on the date of acquisition. The below market lease liability is amortized on a straight-line basis over the remaining term of the lease, as determined at the acquisition date. Amortization of below market lease liabilities is included in rental income in the consolidated statements of operations.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

the second quarter of 2016, the Company completed its fair value analysis on the assets acquired and liabilities assumed. Separately identifiable intangible assets of $0.7 million were recognized resulting from the valuations of contract-based management fee and promote fee revenues. Refer to Note 11, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
April 21, 2016
Cash and cash equivalents	$5
Other receivables	17
Intangible assets - subject to amortization	731
Other assets	5
Total assets	$758

Accrued expenses and other liabilities	$14
Total liabilities	$14

Purchase price	$744
NOTE 5 DECONSOLIDATIONS, DISCONTINUED OPERATIONS AND LIQUIDATION
(a)     Deconsolidations
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

results from removing the net assets and accumulated other comprehensive loss of KLROC Trust from the Company’s consolidated balance sheets.
(b)     Discontinued Operations
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS") for $47.0 million in cash.  During the second quarter of 2015, the Company received additional post-closing cash consideration of $2.0 million.  The terms of the sale also provide for potential receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments are payable in three annual installments beginning in April 2016 through April 2018. During 2017, the Company received cash consideration, before expenses, for the second annual installment earnout payment of $1.3 million. During 2016, the Company received cash consideration, before expenses, of $1.5 million, consisting of the first annual installment earnout payment of $1.4 million and $0.1 million related to state tax overpayments. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.0 million and $1.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty (formerly Insurance Services) segment, has been classified as a discontinued operation.  The earnings of ARS are disclosed as discontinued operations in the consolidated statements of operations for all periods presented. Summary financial information included in income from discontinued operations, net of taxes for the years ended December 31, 2017, 2016 and 2015 is presented below:

(in thousands)	Years ended December 31,
	2017	2016	2015
Revenues:
Service fee and commission income	$—	$—	$8,342
Other (expense) income	—	—	(20)
Total revenues	—	—	8,322
Expenses:
General and administrative expenses	—	—	6,462
Income from discontinued operations before income tax expense	—	—	1,860
Income tax expense	—	—	443
Income from discontinued operations, net of taxes	—	—	1,417
Gain on disposal of discontinued operations before income tax benefit	1,017	1,255	11,177
Income tax benefit	—	—	(90)
Gain on disposal of discontinued operations, net of taxes	1,017	1,255	11,267
Total gain/income from discontinued operations, net of taxes	$1,017	$1,255	$12,684
For the years ended December 31, 2017, 2016 and 2015, ARS' net cash used in operating activities was zero and zero and $0.2 million , respectively. ARS had no cash flows from investing activities for the years ended December 31, 2017, 2016 and 2015.
(c)     Liquidation
During 2017, the Company's subsidiary, Kingsway ROC GP ("ROC GP"), was liquidated. As a result of the liquidation of this subsidiary, the Company realized a net after-tax loss of $0.5 million for the year ended December 31, 2017. This loss represents the foreign exchange loss previously recorded in accumulated other comprehensive loss and now recognized in the statements of operations as a result of the liquidation of ROC GP. Summarized financial information for liquidation of subsidiary is shown below:

(in thousands)	Years ended December 31,
	2017	2016	2015
Liquidation:
Loss on liquidation before income taxes	$(494)	$—	$—
Income tax benefit	—	$—	—
Loss on liquidation of subsidiary, net of taxes	$(494)	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 6 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed maturities and equity investments at December 31, 2017 and December 31, 2016 are summarized in the tables shown below:

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$25,519	$—	$275	$25,244
States, municipalities and political subdivisions	3,826	3	46	3,783
Mortgage-backed	7,784	7	128	7,663
Asset-backed securities and collateralized mortgage obligations	2,279	1	11	2,269
Corporate	14,338	22	105	14,255
Total fixed maturities	53,746	33	565	53,214
Equity investments:
Common stock	7,583	199	363	7,419
Warrants - publicly traded	603	266	142	727
Warrants - not publicly traded	960	173	285	848
Total equity investments	9,146	638	790	8,994
Total fixed maturities and equity investments	$62,892	$671	$1,355	$62,208

(in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$28,312	$22	$186	$28,148
States, municipalities and political subdivisions	3,131	1	44	3,088
Mortgage-backed	8,610	12	116	8,506
Asset-backed securities and collateralized mortgage obligations	3,468	4	5	3,467
Corporate	18,615	94	154	18,555
Total fixed maturities	62,136	133	505	61,764
Equity investments:
Common stock	17,701	4,156	431	21,426
Warrants - publicly traded	438	279	53	664
Warrants - not publicly traded	960	180	—	1,140
Total equity investments	19,099	4,615	484	23,230
Total fixed maturities and equity investments	$81,235	$4,748	$989	$84,994

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Net unrealized gains and losses in the tables above are reported as other comprehensive (loss) income with the exception of net unrealized losses of $0.1 million, at December 31, 2017, and net unrealized gains of $0.2 million, at December 31, 2016, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at December 31, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,194	$11,154
Due after one year through five years	34,172	33,791
Due after five years through ten years	3,818	3,780
Due after ten years	4,562	4,489
Total	$53,746	$53,214

The following tables highlight the aggregate unrealized loss position, by security type, of fixed maturities and equity investments in unrealized loss positions as of December 31, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$17,067	$136	$8,177	$139	$25,244	$275
States, municipalities and political subdivisions	2,092	25	893	21	2,985	46
Mortgage-backed	5,550	86	1,789	42	7,339	128
Asset-backed securities and collateralized mortgage obligations	1,158	5	660	6	1,818	11
Corporate	6,807	62	2,201	43	9,008	105
Total fixed maturities	32,674	314	13,720	251	46,394	565
Equity investments:
Common stock	4,515	363	—	—	4,515	363
Warrants	896	427	—	—	896	427
Total equity investments	5,411	790	—	—	5,411	790
Total	$38,085	$1,104	$13,720	$251	$51,805	$1,355

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$18,509	$186	$—	$—	$18,509	$186
States, municipalities and political subdivisions	2,594	44	—	—	2,594	44
Mortgage-backed	7,709	116	58	—	7,767	116
Asset-backed securities and collateralized mortgage obligations	1,830	5	44	—	1,874	5
Corporate	10,956	154	—	—	10,956	154
Total fixed maturities	41,598	505	102	—	41,700	505
Equity investments:
Common stock	900	293	868	138	1,768	431
Warrants	31	20	—	33	31	53
Total equity investments	931	313	868	171	1,799	484
Total	$42,529	$818	$970	$171	$43,499	$989
Fixed maturities and equity investments contain approximately 191 and 173 individual investments that were in unrealized loss positions as of December 31, 2017 and 2016, respectively.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances management believes may impact the recoverability of the unrealized loss positions;

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs of $0.3 million for other-than-temporary impairment related to equity investments for the year ended December 31, 2017, $0.1 million and $0.1 million for other-than-temporary impairment related to equity investments and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

limited liability investments, respectively, for the year ended December 31, 2016 and $0.0 million for other-than-temporary impairment related to fixed maturities for the year ended December 31, 2015.
There were $0.3 million, $0.1 million and $0.0 million of other-than-temporary losses recognized in other comprehensive (loss) income for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of December 31, 2017 and December 31, 2016, the carrying value of limited liability investments totaled $25.2 million and $23.0 million, respectively. At December 31, 2017, the Company has unfunded commitments totaling $1.3 million to fund limited liability investments.
Limited liability investment, at fair value represents the Company's investment in 1347 Investors. In connection with the deconsolidation of 1347 Investors during the third quarter of 2016, the Company retained a minority investment in 1347 Investors. The Company has made an irrevocable election to account for this investment at fair value. As of December 31, 2017 and December 31, 2016, the carrying value of the Company's limited liability investment, at fair value was $10.3 million and $10.7 million, respectively. At December 31, 2017, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of December 31, 2017 and December 31, 2016, the carrying value of other investments totaled $3.7 million and $9.4 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. No shares were received by the Company under either of the performance share grant agreements as of December 31, 2017. On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Shares Grant Agreement in exchange for cash consideration of $0.3 million. The Company will record this gain during the first quarter of 2018. Refer to Note 25, "Fair Value of Financial Instruments," for further details regarding the performance shares.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Gross realized gains and losses on fixed maturities, equity investments and limited liability investments for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in thousands)	Years ended December 31,
	2017	2016	2015
Gross realized gains	$4,406	$764	$1,198
Gross realized losses	(635)	(404)	(1)
Total	$3,771	$360	$1,197

Net investment income for the years ended December 31, 2017, 2016 and 2015, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2017	2016	2015
Investment income
Interest from fixed maturities	$809	$794	$907
Dividends	500	682	702
Income from limited liability investments	1,797	1,157	1,596
(Loss) gain on change in fair value of limited liability investment, at fair value	(386)	4,720	—
(Loss) gain on change in fair value of warrants - not publicly traded	(292)	380	(216)
Other	428	653	223
Gross investment income	2,856	8,386	3,212
Investment expenses	(187)	(142)	(257)
Net investment income	$2,669	$8,244	$2,955
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of ICL and is accounted for under the equity method. Prior to the second quarter of 2016, the Company's investment in ICL was included in equity investments in the consolidated balance sheets. During the second quarter of 2016, the Company's ownership percentage in ICL was increased to 31.2%. As a result of this change in ownership, the Company determined that its investment in the common stock of ICL qualified for the equity method of accounting and, thus, is included in investment in investee in the consolidated balance sheets at December 31, 2017 and December 31, 2016. The Company's investment in ICL is recorded on a three-month lag basis.
The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at December 31, 2017 and December 31, 2016 were as follows:

(in thousands, except for percentages)
	December 31, 2017			December 31, 2016
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
ICL	31.2%	$3,816	$5,230	31.2%	$4,251	$3,116

The estimated fair value of the Company's investment in ICL at December 31, 2017 in the table above is calculated based on the published closing price of ICL at September 30, 2017 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at December 31, 2017 is $3.4 million.
1347 Investors previously had an investment in the common stock and private units of 1347 Capital Corp., which was included in investment in investee in the consolidated balance sheet at June 30, 2016. As discussed in Note 5, "Deconsolidations, Discontinued Operations and Liquidation," during the third quarter of 2016, the Company's ownership percentage in 1347 Investors was reduced to 26.7% and the Company deconsolidated 1347 Investors. As a result of removing the net assets of 1347 Investors

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

from the Company’s consolidated balance sheets, the Company no longer had a direct investment in the common stock and private units of 1347 Capital Corp. at December 31, 2016.
The Company reported equity in net income of investees of $2.1 million for the year ended December 31, 2017 and equity in net loss of investees of $1.0 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.
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
For most of the non-standard automobile business, the liability is limited to the minimum statutory liability limits, which are typically not greater than $50,000 per occurrence, depending on the state. The Company's reinsurance includes excess of loss reinsurance to reduce its exposure to individual losses as well as losses related to catastrophic events that may simultaneously affect many of our policyholders. During 2016 and 2015, the Company entered into an excess of loss reinsurance arrangement to reduce its exposure to losses related to certain catastrophic events that may occur in any of the states in which the Company writes non-standard automobile business. Upon the expiration in January, 2017 of this excess of loss reinsurance arrangement, we concluded not to renew it.
Ceded premiums, loss and loss adjustments expenses, and commissions as of and for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

(in thousands)	Years ended December 31,
	2017	2016	2015
Ceded premiums written	$—	$141	$165
Ceded premiums earned	7	141	166
Ceded loss and loss adjustment expenses	(248)	111	(571)
Ceded unpaid loss and loss adjustment expenses	174	681	1,207
Ceded unearned premiums	—	7	7
Ceding commissions	226	—	(138)

The Company's Texas business is written through an unaffiliated Texas county mutual insurance company. This Texas business is then 100% assumed by Mendota through a quota-share arrangement. The amounts of assumed premiums written were $21.3 million, $23.5 million and $19.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amounts of assumed premiums earned were $21.9 million, $22.8 million and $19.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The maximum amount of return commission and return of unearned premium that would have been due if all of the Company's reinsurance had been canceled is as follows at December 31, 2017:

(in thousands)		December 31, 2017
	Unearned Premium Reserve	Commission Equity
Assumed	$5,160	$801
Ceded	7	—
Net	$5,153	$801

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2017, 2016 and 2015, respectively, are comprised as follows:

(in thousands)	Years ended December 31,
	2017	2016	2015
Balance at January 1, net	$13,609	$12,143	$12,197
Additions	27,864	29,288	26,307
Amortization	(28,428)	(27,822)	(26,361)
Balance at December 31, net	$13,045	$13,609	$12,143
NOTE 10 GOODWILL
Goodwill was $80.1 million and $71.1 million at December 31, 2017 and 2016, respectively, and is attributable to the Extended Warranty and Leased Real Estate reportable segments. As further discussed in Note 4, "Acquisitions," the Company recorded goodwill of $9.0 million related to the acquisition of PWSC on October 12, 2017. The Company intends to finalize during 2018 its fair value analysis of the assets acquired and liabilities assumed as part of the acquisition of PWSC. The estimates, allocations and calculations recorded at December 31, 2017 are subject to change as we obtain further information; therefore, the final fair market values of the assets acquired and liabilities assumed may not agree with the estimates included in the Consolidated Financial Statements.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2017, 2016 and 2015. Based on the assessment performed, no goodwill impairments were recognized in 2017, 2016 or 2015.
NOTE 11 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Contract-based revenues	731	115	616
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$8,333	$87,615

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$2,029	$2,889
Vehicle service agreements in-force	3,680	3,554	126
Customer relationships	3,611	1,521	2,090
In-place lease	1,125	29	1,096
Contract-based revenues	731	48	683
Intangible assets not subject to amortization		—
Tenant relationship	73,667	—	73,667
Insurance licenses	7,803	—	7,803
Trade name	663	—	663
Total	$96,198	$7,181	$89,017
As further discussed in Note 4, "Acquisitions," during 2016, the Company recorded $74.8 million of separately identifiable intangible assets related to in-place lease and tenant relationship, as part of the acquisition of CMC. The in-place lease intangible asset of $1.1 million is being amortized on a straight-line basis over its estimated useful life of approximately 18 years, which is based on the term of the existing operating lease. The tenant relationship intangible asset of $73.7 million relates to a single long-term tenant relationship. The Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life of the tenant relationship; therefore, the tenant relationship intangible asset is deemed to have an indefinite useful life and is not amortized.
As further discussed in Note 4, "Acquisitions," during the second quarter of 2016, the Company recorded $0.7 million of separately identifiable intangible assets for contract-based management fee and promote fee revenues as part of the acquisition of Argo. The contract-based management fee revenue intangible asset is being amortized over nine years. The contract-based promote fee revenue intangible asset is being amortized over a three-year period beginning in 2022. The amortization periods for the contract-based revenues intangible assets are based on the patterns in which the economic benefits of the intangible assets are expected to be consumed.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to fifteen years. Amortization of intangible assets was $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.1 million for 2018, $0.9 million for 2019, $0.8 million for 2020, $0.8 million for 2021 and $0.8 million for 2022.
The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. During 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017. No impairment charges were taken on intangible assets in 2016 or 2015.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 12 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2017
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,371	$—	$21,371
Site improvements	91,308	6,028	85,280
Buildings	968	53	915
Leasehold improvements	522	433	89
Furniture and equipment	2,281	2,155	126
Computer hardware	5,380	4,931	449
Total	$121,830	$13,600	$108,230

(in thousands)			December 31, 2016
	Cost	Accumulated Depreciation	Carrying Value
Land	$23,355	$—	$23,355
Site improvements	91,308	1,894	89,414
Buildings	5,533	1,828	3,705
Leasehold improvements	540	392	148
Furniture and equipment	2,149	1,952	197
Computer hardware	4,679	4,537	142
Total	$127,564	$10,603	$116,961

For the year ended December 31, 2017, depreciation expense on property and equipment of $4.4 million and zero is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2016, depreciation expense on property and equipment of $2.3 million and $0.2 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2015, depreciation expense on property and equipment of $0.4 million and $0.2 million is included in general and administrative expenses and loss and loss adjustment expenses, respectively, in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 13 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
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
(a) Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2017 , December 31, 2016 and December 31, 2015 were as follows:

(in thousands)		December 31,
	2017	2016	2015
Balance at beginning of period, gross	$53,795	$55,471	$63,895
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	681	1,207	3,203
Balance at beginning of period, net	53,114	54,264	60,692
Incurred related to:
Current year	100,097	96,289	86,439
Prior years	20,694	8,095	616
Paid related to:
Current year	(57,983)	(62,978)	(54,415)
Prior years	(52,444)	(42,556)	(39,068)
Balance at end of period, net	63,478	53,114	54,264
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	174	681	1,207
Balance at end of period, gross	$63,652	$53,795	$55,471
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $20.7 million, $8.1 million and $0.6 million in 2017, 2016 and 2015, respectively. The unfavorable development in 2017 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota. The unfavorable development in 2016 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota and MCC, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development in 2015 was primarily related to the increase in property and casualty unpaid loss and loss adjustment expenses at Mendota, offset by a decrease in property and casualty unpaid loss and loss adjustment expenses due to the continuing voluntary run-offs of Amigo and MCC. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following tables contain information about property and casualty incurred and paid loss and loss adjustment expenses development as of and for the year December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported property and casualty unpaid loss and loss adjustment expenses included within the net incurred losses and allocated loss adjustment expenses amounts. The information about property and casualty incurred and paid loss and loss adjustment expenses development for the years ended December 31, 2008 through 2016, and the average annual percentage payout of incurred claims by age as of December 31, 2017, is presented as supplementary information.

Non-standard automobile insurance
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2008	169,011	178,901	186,086	188,375	190,835	190,575	190,121	190,144	190,262	190,128	1,039	39
2009		182,829	184,499	184,989	186,769	186,685	185,966	185,723	185,558	185,508	6,267	34
2010			167,682	173,657	176,234	175,753	174,915	174,598	174,202	174,053	29,795	35
2011				106,834	106,744	104,898	102,695	102,280	101,876	101,900	17,971	25
2012					63,333	63,131	63,739	64,666	65,025	65,453	(3,165)	24
2013						69,501	70,801	69,661	70,168	70,336	25,640	34
2014							74,320	76,676	78,463	79,409	351	32
2015								74,431	79,818	83,145	1,695	34
2016									83,835	97,647	5,326	35
2017										89,385	14,834	31

Total										1,136,964

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017

2008	105,842	156,504	175,729	183,505	185,724	188,974	189,505	189,767	189,948	190,032
2009		103,882	157,090	172,990	176,305	183,064	184,807	185,175	185,315	185,406
2010			95,490	148,631	161,756	169,129	172,291	173,449	173,661	173,768
2011				63,908	90,303	97,368	99,846	101,088	101,421	101,629
2012					34,045	54,040	60,637	62,991	64,007	65,309
2013						39,983	61,082	65,915	69,021	70,110
2014							44,897	67,964	74,954	77,877
2015								44,828	71,048	79,314
2016									52,687	84,988
2017										50,339

									Total	1,078,772

		Liabilities for non-standard automobile unpaid loss and loss adjustment expenses prior to 2008, net of reinsurance								39

		Total liabilities for non-standard automobile unpaid loss and loss adjustment expenses, net of reinsurance								58,231

The following table reconciles the non-standard automobile unpaid loss and loss adjustment expenses, net of reinsurance presented in the tables above to the property and casualty unpaid loss and loss adjustment expenses reported in the consolidated balance sheet at December 31, 2017 and 2016:

(in thousands)	December 31, 2017

Liabilities for property and casualty loss and loss adjustment expenses, net of reinsurance
Non-standard automobile	58,231
Commercial automobile and other	1,347
Total	59,578

Reinsurance recoverable on unpaid loss and loss adjustment expenses
Non-standard automobile	166
Commercial automobile and other	8
Total	174

Unallocated loss adjustment expenses	3,900

Total gross liability for property and casualty unpaid loss and loss adjustment expenses	63,652

The following is supplementary information about average historical incurred loss duration as of December 31, 2017.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard automobile	68.2%	19.8%	7.5%	2.8%	0.9%	0.5%	0.2%	0.1%	—%	—%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b) Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of December 31, 2017, December 31, 2016 and December 31, 2015 were as follows:

(in thousands)		December 31,
	2017	2016	2015
Balance at beginning of period	$2,915	$2,975	$2,975
Incurred related to:
Current year	5,191	5,225	5,757
Prior years	—	—	—
Paid related to:
Current year	(5,377)	(5,321)	(5,757)
Prior years	50	36	—
Balance at end of period	$2,779	$2,915	$2,975
NOTE 14 DEBT
Debt consists of the following instruments:

(in thousands)	December 31, 2017			December 31, 2016
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$176,136	$186,469	$168,477	$178,781	$190,074	$190,074
Bank loan	4,917	4,917	4,864	—	—	—
Subordinated debt	90,500	52,105	52,105	90,500	43,619	43,619
Total	$271,553	$243,491	$225,446	$269,281	$233,693	$233,693

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	1/8/2004	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Note payable:
As further discussed in Note 4, "Acquisitions," as part of the acquisition of CMC, the Mortgage, which is recorded as note payable in the consolidated balance sheets, was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)          Bank loan:
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0%. The bank loan matures on October 12, 2022. The carrying value of the bank loan at December 31, 2017 of $4.9 million represents its unpaid principal balance. The fair value of the bank loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bear interest at the rate of the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), plus spreads ranging from 3.85% to 4.20%. At December 31, 2017, the interest rates ranged from 5.33% to 5.68%. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.
During the first quarter of 2011, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. On November 6, 2015, the Company paid $22.1 million to its Trust Preferred trustees to be used by the trustees to pay the interest the Company had been deferring since the first quarter of 2011.
NOTE 15 FINANCE LEASE OBLIGATION LIABILITY
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

During the second quarter of 2017, the Company was informed of the landlord's intent to terminate the lease agreement effective October 10, 2017. The Company had the option to vacate the property and effectively terminate the lease earlier than October 10, 2017. As a result of terminating the lease, the Company no longer has continuing involvement with the property and has recognized the sale of the property as well as the related gain of $0.7 million. The gain results primarily from removing the carrying values of the land, building and finance lease obligation liability from the consolidated balance sheets and from the return of part of the original prepaid rent. The gain is included in other income in the consolidated statements of operations for the year ended December 31, 2017. At December 31, 2017 and 2016, finance lease obligation liability of zero and $5.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. At December 31, 2017 and 2016, the carrying value of the land and building of zero and $4.8 million, respectively, is included in property and equipment in the consolidated balance sheets.

NOTE 16 LEASES
As further discussed in Note 4, "Acquisitions," the Company owns Real Property that is subject to a long-term triple net lease agreement with a third party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. In addition, the Company leases a property to a third party under an operating lease, where we are the lessor. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes amortization of below market lease liabilities of $0.1 million $0.0 million and zero for the years ended December 31, 2017, 2016 and 2015. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2018, $0.1 million for 2019, $0.1 million for 2020, $0.1 million for 2021 and $0.1 million for 2022.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Assets, which are included in property and equipment, net on the consolidated balance sheets, leased to third parties under operating leases where the Company is the lessor, are as follows:

(in thousands)	As of December 31,
2017
Land	$21,183
Site improvements	91,308
Buildings	811
Gross property and equipment leased	113,302
Accumulation depreciation	(6,068)
Net property and equipment leased	$107,234

The Company also leases certain office space under non-cancelable leases, with initial terms typically ranging from two to eight years, along with options that permit renewals for additional periods. The Company also leases certain equipment and automobiles under non-cancelable operating leases, with initial terms typically ranging from three to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.

Future minimum annual lease payments and lease receipts under operating leases for the next five years and thereafter are:

(in thousands)	Lease Commitments	Lease Receipts
2018	$1,496	$11,331
2019	1,215	11,572
2020	525	11,832
2021	422	12,099
2022	424	12,371
Thereafter	234	162,546

NOTE 17 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) a permanent reduction in the U.S. federal corporate income tax rate to 21% and (2) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized.

The Company is subject to the provisions of the ASC 740-10, Income Taxes, which requires that the effect on deferred income tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements.

Pursuant to SAB 118, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company estimates that (1) the reduction in the corporate income tax rate decreased its net deferred income tax liability as of December 31, 2017 by $18.9 million and (2) the change in the AMT credit rules allowed the Company to reduce its valuation allowance against its gross deferred income tax assets by $0.1 million, for a combined Tax Act total of $19.0 million. The $19.0 million Tax Act amount was recorded as a decrease to income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. In addition, as result of the reduction in the corporate income tax rate, the Company provisionally reduced its December 31, 2017 net deferred income tax asset balance and the related net deferred income tax valuation allowance by $108.2 million, the net effect of which had no impact on the Company’s consolidated statements of operations for the year ended December 31, 2017.
Although the $19.0 million tax benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Tax Act on the Company’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. In light of the complexity of the Tax Act, the Company anticipates additional interpretive guidance from the U.S. Treasury. In addition, once the KAI Tax Group finalizes certain tax positions when it files its 2017 U.S. tax return, the Company will be able to conclude whether any further adjustments are required to its deferred income tax balances. Any adjustments to these

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

provisional amounts will be reported as a component of the consolidated statements of operations during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018.

Income tax (benefit) expense consists of the following:

(in thousands)	Years ended December 31,
	2017	2016	2015

Current income tax expense	$628	$87	$6
Deferred income tax (benefit) expense	(18,389)	(9,807)	87
Income tax (benefit) expense	$(17,761)	$(9,720)	$93
Income tax (benefit) expense varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 34% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2017	2016	2015
Income tax benefit at U.S. statutory income tax rate	$(10,001)	$(3,554)	$(3,849)
Tax Act adjustment	(19,022)	—	—
Valuation allowance	9,092	(6,743)	1,033
Indefinite life intangibles	1,071	108	88
Change in unrecognized tax benefits	490	51	—
Non-deductible compensation	403	345	273
Foreign operations subject to different tax rates	32	145	223
Deconsolidation of subsidiary	—	—	2,384
Non-taxable dividend income	—	—	(415)
Other	174	(72)	356
Income tax (benefit) expense for continuing operations	$(17,761)	$(9,720)	$93

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2017	2016
Deferred income tax assets:
Losses carried forward	$193,498	$301,339
Unpaid loss and loss adjustment expenses and unearned premiums	3,391	5,609
Intangible assets	2,490	1,135
Debt issuance costs	988	1,621
Investments	842	1,828
Deferred rent	807	1,395
Deferred revenue	394	385
Other	461	1,134
Valuation allowance	(181,222)	(276,590)
Deferred income tax assets	$21,649	$37,856
Deferred income tax liabilities:
Indefinite life intangibles	$(18,005)	$(28,079)
Depreciation and amortization	(16,916)	(28,620)
Fair value of debt	(5,894)	(12,100)
Land	(4,435)	(7,181)
Investments	(3,991)	(5,969)
Deferred acquisition costs	(2,739)	(4,627)
Deferred income tax liabilities	(51,980)	(86,576)
Net deferred income tax liabilities	$(30,331)	$(48,720)
The Company maintains a valuation allowance for its gross deferred income tax assets of $181.2 million (U.S. operations - $174.8 million; Other - $6.4 million) and $276.6 million (U.S. operations - $269.7 million; Other - $6.9 million) at December 31, 2017 and December 31, 2016, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2017 and December 31, 2016 net deferred income tax assets, excluding the deferred income tax liability and deferred income tax assets relating to AMT credit amounts set forth in the paragraph below. In 2017 and 2016, the Company released into income $0.4 million and $9.9 million, respectively, of its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $30.3 million at December 31, 2017, $8.0 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KAI Tax Group's consolidated U.S. net operating loss carryforwards, $22.4 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets, and $0.1 million of which relates to deferred income tax assets relating to AMT credits. The Company carries net deferred income tax liabilities of $48.7 million at December 31, 2016, $13.4 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KAI Tax Group's consolidated U.S. net operating loss carryfowards and $35.3 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets. The Company considered a tax planning strategy in arriving at its December 31, 2017 and December 31, 2016 net deferred income tax liabilities.
The Tax Act modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Amounts, originating dates and expiration dates of the KAI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $882.4 million, are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)
2006	2026	8,321
2007	2027	62,308
2008	2028	53,895
2009	2029	512,499
2010	2030	92,058
2011	2031	45,238
2012	2032	33,756
2013	2033	30,780
2014	2034	7,245
2016	2036	17,389
2017	2037	18,897
In addition, not reflected in the table above, are net operating loss carryforwards of (i) $6.5 million relating to separate U.S. tax returns, which losses will expire over various years through 2037; (ii) $25.7 million, relating to operations in Barbados, of which, $24.2 million will expire in 2018 and $1.5 million will expire over various years through 2026; and (iii) $24.1 million relating to operations in Canada, which losses will expire over various years through 2037.
A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2017	2016	2015
Unrecognized tax benefits - beginning of year	$1,274	$—	$—
Gross additions - current year tax positions	—	—	—
Gross additions - prior year tax positions	93	1,274	—
Gross reductions - prior year tax positions	—	—	—
Gross reductions - settlements with taxing authorities	—	—	—
Impact due to expiration of statute of limitations	—	—	—
Unrecognized tax benefits - end of year	$1,367	$1,274	$—
The amount of unrecognized tax benefits that, if recognized as of December 31, 2017, 2016 and 2015 would affect the Company's effective tax rate, was an expense of $0.5 million, $0.1 million and zero, respectively.
As of December 31, 2017 and December 31, 2016, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.3 million, respectfully, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized an expense for interest and penalties of $0.5 million, $0.1 million and zero, respectively. At December 31, 2017 and December 31, 2016, the Company carried an accrual for the payment of interest and penalties of $0.9 million and $0.4 million, respectively.
The federal income tax returns of the Company's U.S. operations for the years through 2013 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2012 are closed for Canada Revenue Agency ("CRA") examination. Kingsway's 2015 and 2014 Canadian federal income tax returns are currently under examination by the CRA. No material audit adjustments have been proposed by the CRA.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 18 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2017, 2016 and 2015:

(in thousands, except per share data)	Years ended December 31,
	2017	2016	2015
Numerator:
Loss from continuing operations	$(11,655)	$(733)	$(11,415)
(Less) plus: net (income) loss attributable to noncontrolling interests	(4,337)	281	(162)
Less: dividends on preferred stock, net of tax	(350)	(565)	(394)
Loss from continuing operations attributable to common shareholders	$(16,342)	$(1,017)	$(11,971)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,547	20,003	19,710
Weighted average diluted shares
Weighted average common shares outstanding	21,547	20,003	19,710
Effect of potentially dilutive securities	—	—	—
Total weighted average diluted shares	21,547	20,003	19,710
Basic loss from continuing operations per common share	$(0.76)	$(0.05)	$(0.61)
Diluted loss from continuing operations per common share	$(0.76)	$(0.05)	$(0.61)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the years ended December 31, 2017, 2016 and 2015, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 19 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company reserved for issuance to key employees selected by the Company new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares. No New Stock Options were granted during the year ended December 31, 2017. There are no New Stock Options remaining for future grants.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. No Replacement Options were granted during the year ended December 31, 2017. There are no Replacement Options remaining for future grants.
The Replacement Options and New Stock Options (collectively, the "Stock Options") are fully vested and exercisable at the date of grant and are exercisable for a period of four years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the stock option activity during the year ended December 31, 2017:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	651,875	$4.51	1.4	$1,134
Granted	—	—
Exercised	—	—
Expired or Forfeited	—	—
Outstanding at December 31, 2017	651,875	$4.51	0.4	$352
Exercisable at December 31, 2017	651,875	$4.51	0.4	$352
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2017 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
At December 31, 2017, 2016 and 2015, the number of options exercisable was 651,875, 651,875 and 611,875, respectively, with weighted average prices of $4.51, $4.51 and $4.50, respectively. No options were exercised during the years ended December 31, 2017, 2016 and 2015.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the years ended December 31, 2017 and December 31, 2015. The assumptions used in the Black-Scholes pricing model for options granted during the year ended December 31, 2016 were as follows:

Year ended December 31, 2016
Risk-free interest rate	1.1%
Dividend yield	—
Expected volatility	0.5%
Expected term (in years)	4.0
(b)     Restricted Stock Awards
Under the 2013 Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company on March 28, 2014. The Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at December 31, 2017 was $5.0 million. The grant-date fair value of Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards during the year ended December 31, 2017:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at December 31, 2017	1,952,665	$4.14

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at December 31, 2017 was $2.4 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the year ended December 31, 2017:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2016	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2017	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $1.2 million, $1.0 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(d)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2017, 2016 and 2015 totaled $0.2 million, $0.2 million and $0.2 million, respectively.
NOTE 20 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $18,000 in each of 2017 and 2016. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2017, 2016 and 2015 totaled $0.3 million, $0.3 million and $0.3 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2017.

NOTE 21 CLASS A PREFERRED STOCK
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
There were 222,876 and 262,876 shares of Class A preferred stock ("Preferred Shares") outstanding at December 31, 2017 and 2016, respectively. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. As of December 31, 2017, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,392,975 common shares.
During 2017, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holders. As a result, $1.0 million was reclassified from Class A preferred stock to Shareholders' Equity on the consolidated balance sheet at December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2017 and 2016, accrued dividends of $1.3 million and 1.0 million were included in accrued expenses and other liabilities in the consolidated balance sheets.
In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed on April 1, 2021. As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted up to the stated redemption value of $5.6 million through the April 1, 2021 redemption date.
NOTE 22 SHAREHOLDERS' EQUITY
The Company is authorized to issue an unlimited number of zero par value common stock. There were 21,708,190 and 21,458,190 shares of common stock outstanding at December 31, 2017 and 2016, respectively.
There were no dividends declared during the years ended December 31, 2017, 2016 and 2015.
In November 2015, the Company's Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to 5% of its currently issued and outstanding common stock through November 2016. During the year ended December 31, 2016, the Company repurchased 26,900 shares for an aggregate purchase price of $0.1 million, including fees and commissions, under its share repurchase program. All repurchased common stock was cancelled. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.

During the fourth quarter of 2016, the Company identified an item in its accumulated other comprehensive income balance related to a subsidiary that was deconsolidated in 2015. The immaterial error from the 2015 deconsolidation of subsidiary resulted from an entry that was recorded against accumulated other comprehensive income instead of accumulated deficit at the time the accounting for the deconsolidation occurred. The recording of this immaterial error resulted in a reduction to accumulated other comprehensive income and an increase to accumulated deficit of approximately $0.8 million, which has been reflected as a correction of prior period error for the year ended December 31, 2015 in the consolidated statements of shareholders’ equity.
On April 21, 2016, the Company issued 160,000 shares of common stock as consideration for the acquisition of Argo. Refer to Note 4, "Acquisitions," for further details regarding the Argo acquisition.
On November 16, 2016, the Company closed with non-affiliate investors a private placement of 1,615,384 shares of common stock at a purchase price of $6.50 per share with net proceeds to the Company of $10.5 million.
As described in Note 21, "Class A Preferred Stock", during 2017, 40,000 Preferred Shares were converted into 250,000 common shares. As a result, $1.0 million was reclassified from Class A preferred stock to Shareholders' Equity on the consolidated balance sheet at December 31, 2017.
The following table summarizes information about warrants outstanding at December 31, 2017:

December 31, 2017
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	5.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	5.7	1,642,975
		Total:	5.7	4,923,765

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 23 ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017, 2016 and 2015 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the years ended December 31, 2017, 2016 and 2015 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)
	Unrealized Gains (Losses) on Fixed Maturities and Equity Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$3,580	$(5,952)	$(2,372)

Correction of prior period error	(744)	—	(744)
Other comprehensive (loss) income before reclassifications	(2,884)	929	(1,955)
Amounts reclassified from accumulated other comprehensive loss	1,342	1,243	2,585
Net current-period other comprehensive (loss) income	(2,286)	2,172	(114)

Balance, December 31, 2015	$1,294	$(3,780)	$(2,486)

Other comprehensive income before reclassifications	2,772	—	2,772
Amounts reclassified from accumulated other comprehensive loss	(494)	—	(494)
Net current-period other comprehensive income	2,278	—	2,278

Balance, December 31, 2016	$3,572	$(3,780)	$(208)

Other comprehensive loss before reclassifications	(5,214)	—	(5,214)
Amounts reclassified from accumulated other comprehensive loss	1,076	494	1,570
Net current-period other comprehensive (loss) income	$(4,138)	$494	$(3,644)

Balance, December 31, 2017	$(566)	$(3,286)	$(3,852)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Components of accumulated other comprehensive loss were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	Years ended December 31,
	2017	2016	2015
Reclassification of accumulated other comprehensive income from unrealized (losses) gains on fixed maturities and equity investments to:
Net realized gains	$(760)	$527	$(1,332)
Other-than-temporary impairment loss	(316)	(33)	(10)
Loss from continuing operations before income tax (benefit) expense	(1,076)	494	(1,342)
Income tax (benefit) expense	—	—	—
Net (loss) income	(1,076)	494	(1,342)

Reclassification of accumulated other comprehensive loss from foreign currency translation adjustments to:
Loss on liquidation of subsidiary, net of taxes	(494)	—	—
Loss on deconsolidation of subsidiary	—	—	(1,243)
Loss from continuing operations before income tax (benefit) expense	(494)	—	(1,243)
Income tax (benefit) expense	—	—	—
Net (loss) income	(494)	—	(1,243)
Total reclassification from accumulated other comprehensive loss to net (loss) income	$(1,570)	$494	$(2,585)
NOTE 24 SEGMENTED INFORMATION
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
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity and PWSC (collectively, "Extended Warranty"). Prior to the second quarter of 2017, Extended Warranty was referred to as Insurance Services.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states and the District of Columbia to their members.
Trinity sells warranty products and provides maintenance support to consumers and businesses in the HVAC, standby generator, commercial LED lighting and refrigeration industries. Trinity distributes its warranty products through original equipment manufacturers, HVAC distributors and commercial and residential contractors. Trinity distributes its maintenance support directly through corporate owners of retail spaces throughout the United States.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

PWSC sells new home warranty products and provides administration services to home builders and homeowners across the United States. PWSC distributes its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
Effective April 1, 2015, the Company closed on the sale of its wholly owned subsidiary, ARS. As a result, ARS has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. Prior to the transaction, ARS was included in the Extended Warranty segment. As a result of classifying ARS as a discontinued operation, all segmented information has been restated to exclude ARS from the Extended Warranty segment.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns the Real Property that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2017, 2016 and 2015 were:

(in thousands)	Years ended December 31,
	2017	2016	2015
Revenues:
Insurance Underwriting:
Net premiums earned	$130,443	$127,608	$117,433
Other income	9,901	10,272	8,937
Total Insurance Underwriting	140,344	137,880	126,370
Extended Warranty:
Service fee and commission income	31,909	24,232	22,966
Other income	191	283	368
Total Extended Warranty	32,100	24,515	23,334
Leased Real Estate:
Rental income	13,364	5,419	—
Other income	493	50	—
Total Leased Real Estate	13,857	5,469	—
Total segment revenues	186,301	167,864	149,704
Rental income not allocated to segments	20	17	—
Net investment income	2,669	8,244	2,955
Net realized gains	3,771	360	1,197
Other-than-temporary impairment loss	(316)	(157)	(10)
Other income not allocated to segments	749	302	6,120
Total revenues	$193,194	$176,630	$159,966

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating (loss) income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating loss reconciled to the consolidated loss from continuing operations for the years ended December 31, 2017, 2016 and 2015 were:

(in thousands)	Years ended December 31,
	2017	2016	2015
Segment operating (loss) income
Insurance Underwriting	$(20,606)	$(8,202)	$(1,147)
Extended Warranty	3,957	506	(628)
Leased Real Estate	3,099	627	—
Total segment operating loss	(13,550)	(7,069)	(1,775)
Net investment income	2,669	8,244	2,955
Net realized gains	3,771	360	1,197
Other-than-temporary impairment loss	(316)	(157)	(10)
Amortization of intangible assets	(1,152)	(1,242)	(1,244)
Contingent consideration benefit	212	657	1,139
Impairment of intangible assets	(250)	—	—
Interest expense not allocated to segments	(4,977)	(4,496)	(5,278)
Other income and expenses not allocated to segments, net	(9,436)	(7,640)	(3,790)
Foreign exchange losses, net	(15)	(15)	(1,215)
(Loss) gain on change in fair value of debt	(8,487)	(3,721)	1,458
Gain (loss) on deconsolidation of subsidiaries	—	5,643	(4,420)
Equity in net income (loss) of investees	2,115	(1,017)	(339)
Loss from continuing operations before income tax (benefit) expense	(29,416)	(10,453)	(11,322)
Income tax (benefit) expense	(17,761)	(9,720)	93
Loss from continuing operations	$(11,655)	$(733)	$(11,415)
Insurance Underwriting net premiums earned by line of business for the years ended December 31, 2017, 2016 and 2015 were:

(in thousands)	Years ended December 31,
	2017	2016	2015
Insurance Underwriting:
Private passenger auto liability	$89,235	$69,086	$79,258
Auto physical damage	41,208	58,522	38,175
Total net premiums earned	$130,443	$127,608	$117,433

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
Fixed maturities and equity investments - Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third party evidence. Fair values of equity investments, including warrants, reflect quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.
Limited liability investment, at fair value - The fair value of the limited liability investment, at fair value is calculated based on a model that distributes that net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
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
Contingent consideration - The consideration for certain of the Company's acquisitions included future payments to the former owners that were contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration were measured and reported at fair value and were included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities was estimated using internal models without relevant observable market inputs. Estimated payments were discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities were revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value were reported in the consolidated statements of operations as contingent consideration benefit. During the second quarter of 2017, the Company settled its remaining contingent consideration liability; therefore, no contingent consideration liability remains on the consolidated balance sheets as of December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 was as follows:

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$25,244	$—	$25,244	$—
States, municipalities and political subdivisions	3,783	—	3,783	—
Mortgage-backed	7,663	—	7,663	—
Asset-backed securities and collateralized mortgage obligations	2,269	—	2,269	—
Corporate	14,255	—	14,255	—
Total fixed maturities	53,214	—	53,214	—
Equity investments:
Common stock	7,419	7,419	—	—
Warrants	1,575	727	848	—
Total equity investments	8,994	8,146	848	—
Limited liability investment, at fair value	10,314	—	10,314	—
Other investments	3,721	—	3,721	—
Short-term investments	151	—	151	—
Total assets	$76,394	$8,146	$68,248	$—

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—
Total liabilities	$52,105	$—	$52,105	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2016
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$28,148	$—	$28,148	$—
States, municipalities and political subdivisions	3,088	—	3,088	—
Mortgage-backed	8,506	—	8,506	—
Asset-backed securities and collateralized mortgage obligations	3,467	—	3,467	—
Corporate	18,555	—	18,555	—
Total fixed maturities	61,764	—	61,764	—
Equity investments:
Common stock	21,426	21,426	—	—
Warrants	1,804	664	1,140	—
Total equity investments	23,230	22,090	1,140	—
Limited liability investment, at fair value	10,700	—	10,700	—
Other investments	9,368	—	9,368	—
Short-term investments	401	—	401	—
Total assets	$105,463	$22,090	$83,373	$—

Liabilities:
Subordinated debt	$43,619	$—	$43,619	$—
Contingent consideration	325	—	—	325
Total liabilities	$43,944	$—	$43,619	$325

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	Years ended December 31,
	2017	2016	2015
Liabilities:
Contingent consideration:
Beginning balance	$325	$1,982	$3,121
Settlements of contingent consideration liabilities	(113)	(1,000)	—
Change in fair value of contingent consideration included in net (loss) income	(212)	(657)	(1,139)
Ending balance	$—	$325	$1,982

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
On February 11, 2014, the Company's subsidiary, 1347 Advisors entered into a management services agreement with PIH that provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the management services agreement. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. The Company recorded a gain of $6.0 million during 2015 related to the termination of the management services agreement, which is included in other income in the consolidated statements of operations. On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Shares Grant Agreement in exchange for cash consideration of $0.3 million. The Company will record this gain during the first quarter of 2018. Refer to Note 6, "Investments," and Note 25, "Fair Value of Financial Instruments," for further details regarding the performance shares.
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

On October 25, 2017, the Company executed an agreement to sell 900,000 shares of PIH common stock, at a price of $7.85 per share, to FGI in two separate transactions for cash proceeds totaling $7.1 million. On November 1, 2017, the Company sold 475,428 of the 900,000 shares of PIH common stock to FGI for cash proceeds totaling $3.7 million. The second transaction, for the sale of the remaining 424,572 shares of PIH common stock, closed on March 15, 2018 following FGI having obtained the necessary regulatory approvals.

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
(b)         Guarantee:
The Company provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  These agreements may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the consolidated financial statements at December 31, 2017. No assurances can be given, however, the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company's business, results of operations or financial condition.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The third party filed a lawsuit on May 11, 2016 seeking damages of $0.2 million from the Company. During the fourth quarter of 2017, the Company tendered payment of $0.2 million in an effort to resolve this particular matter.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At December 31, 2017, the unfunded commitment was $1.3 million.
(d) Collateral pledged:
Fixed maturities and short-term investments with an estimated fair value of $12.1 million and $13.1 million were on deposit with state and provincial regulatory authorities at December 31, 2017 and December 31, 2016, respectively. Also, from time to time, the Company pledges investments to third-parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $16.2 million and $16.4 million at December 31, 2017 and December 31, 2016, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
NOTE 28 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2017, surplus as regards policyholders reported by each of our insurance subsidiaries, with the exception of Mendota, exceeded the 200% threshold.
As of December 31, 2017, Mendota's RBC was 196%, which is at the company action level, as defined by the NAIC. Mendota has prepared a comprehensive RBC plan, which it filed with the Minnesota Department of Commerce ("MNDOC") on March 15, 2018. The comprehensive plan is intended to outline Mendota's future plans, including the current and projected RBC level, and is subject to approval by the MNDOC. Achievement of the comprehensive plan depends on future events and circumstances, the outcome of which cannot be assured. As part of the Company’s response to improve Mendota’s RBC and to reduce the risk profile of its business, Mendota entered into a 50% quota share reinsurance agreement with a highly rated reinsurer, effective February 1, 2018, for all premiums written with the exception of premium written in California. The reinsurance arrangement will reduce Mendota’s net premiums written during 2018, which will reduce the risk-based capital charge assigned to the business and should, as a result, improve Mendota’s RBC. MCC also entered into a 50% quota share reinsurance agreement with the same reinsurer, effective February 1, 2018.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2017, Amigo's RBC was 5,206%.
The Company previously placed MCC into voluntary run-off in early 2011. At the time it was placed into voluntary run-off, MCC's RBC was 160%. MCC entered into a comprehensive run-off plan approved by the Illinois Department of Insurance in June 2011. MCC remains in compliance with that plan. As of December 31, 2017, MCC's RBC was 1,008%.
The Company's reinsurance subsidiary, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2017, the capital maintained by Kingsway Reinsurance Corporation was in excess of the regulatory capital requirements in Barbados.
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
The Company's insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices. In converting from statutory to U.S. GAAP, typical adjustments include deferral of acquisition costs, the inclusion of statutory non-admitted assets in the balance sheets, the inclusion of net unrealized

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

holding gains or losses related to fixed maturities in shareholders’ equity, and the inclusion of changes in deferred tax assets and liabilities in net (loss) income.
Statutory capital and surplus and statutory net (loss) income for the Company's insurance subsidiaries are:

(in thousands)	December 31,
	2017	2016	2015
Combined net (loss) income, statutory basis	$(15,379)	$(7,528)	$6,298
Combined capital and surplus, statutory basis	$26,222	$41,330	$42,387

The Company’s insurance subsidiaries are required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company's insurance subsidiaries collectively was $26.7 million at December 31, 2017. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
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
At December 31, 2017, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 30 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	2017
	Q4	Q3	Q2	Q1
Net premiums earned	$31,447	$32,556	$33,518	$32,922
Service fee and commission income	10,451	8,023	6,873	6,562
Rental income	3,346	3,344	3,347	3,347
Total revenues	49,536	52,002	44,915	46,741
Total operating expenses	65,503	50,104	48,260	47,379
Operating (loss) income	(15,967)	1,898	(3,345)	(638)
Income (loss) from continuing operations	50	(1,562)	(8,659)	(1,484)
Net loss	(444)	(1,562)	(7,642)	(1,484)
Net loss attributable to common shareholders	(4,634)	(1,526)	(7,896)	(1,763)
Loss per share - continuing operations:
Basic:	(0.19)	(0.07)	(0.42)	(0.08)
Diluted:	(0.18)	(0.07)	(0.42)	(0.08)
Loss per share – net loss attributable to common shareholders:
Basic:	(0.21)	(0.07)	(0.37)	(0.08)
Diluted:	(0.20)	(0.07)	(0.37)	(0.08)

(in thousands, except per share data)	2016
	Q4	Q3	Q2	Q1
Net premiums earned	$33,419	$32,949	$31,813	$29,427
Service fee and commission income	7,186	6,330	5,394	5,322
Rental income	2,998	2,432	3	3
Total revenues	52,788	45,825	41,137	36,880
Total operating expenses	55,415	46,161	42,187	39,714
Operating loss	(2,627)	(336)	(1,050)	(2,834)
Income (loss) from continuing operations	1,174	1,587	(1,999)	(1,495)
Net income (loss)	1,305	1,587	(875)	(1,495)
Net income (loss) attributable to common shareholders	1,042	1,370	(621)	(1,553)
Earnings (loss) per share - continuing operations:
Basic:	0.04	0.07	(0.09)	(0.08)
Diluted:	0.04	0.06	(0.09)	(0.08)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	0.05	0.07	(0.03)	(0.08)
Diluted:	0.05	0.06	(0.03)	(0.08)

KINGSWAY FINANCIAL SERVICES INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). On October 12, 2017, the Company acquired 100% of the outstanding shares of PWSC. PWSC has not been included in management's assessment of the effectiveness of internal controls over financial reporting. PWSC accounted for approximately 1.3% of the Company's consolidated revenues for the year ended December 31, 2017 and approximately 2.9% of the Company's consolidated total assets at December 31, 2017. Based on that evaluation, the Company’s management has concluded that, as of December 31, 2017, our internal controls over financial reporting are effective.

Remediation of 2016 Material Weakness in Internal Control Over Financial Reporting

As reported in our 2016 Form 10-K, the Company identified and reported a material weakness in internal control over financial reporting that resulted from the inadequate design and operation of internal controls related to income tax accounting for non-routine transactions.

We have designed, implemented and tested the appropriate controls to fully remediate this material weakness. The controls include, among other actions, engaging a nationally recognized accounting firm to assist us with the review of income tax accounting for non-routine transactions. All remediation actions described in our 2016 Form 10-K, filed on March 13, 2017, and our Form 10-Q, filed on November 7, 2017, are fully completed.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation report is included below under the heading "Report of Independent Registered Public Accounting Firm," and is incorporated into this Item 9A by reference.

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting
On October 12, 2017, the Company acquired 100% of the outstanding shares of PWSC. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, PWSC has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2017, and ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to PWSC.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Kingsway Financial Services Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index, and our report dated March 16, 2018 expressed an unqualified opinion thereon.
The Company acquired Professional Warranty Service Corporation during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Professional Warranty Service Corporation’s internal control over financial reporting associated with approximately 2.9% of total assets and approximately 1.3% of total revenues, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of Professional Warranty Service Corporation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Grand Rapids, Michigan
March 16, 2018

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

Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.
We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, including our chief executive officer, chief financial officer and other senior financial personnel, as well as our directors. A copy of the Code of Business Conduct and Ethics is posted in the "Corporate Governance" section of our website at www.kingsway-financial.com. Any future amendments to the Code of Business Conduct and Ethics and any grant of waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in the "Corporate Governance" section of our website.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2017 Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2017
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$25,519	$25,244	$25,244
States, municipalities and political subdivisions	3,826	3,783	3,783
Mortgage-backed	7,784	7,663	7,663
Asset-backed securities and collateralized mortgage obligations	2,279	2,269	2,269
Corporate	14,338	14,255	14,255
Total fixed maturities	53,746	53,214	53,214
Equity investments:
Common stock	7,583	7,419	7,419
Warrants	1,563	1,575	1,575
Total equity investments	9,146	8,994	8,994
Limited liability investments	25,173	—	25,173
Limited liability investments, at fair value	10,314	10,314	10,314
Other investments	3,721	—	3,721
Short-term investments	151	—	151
Total investments	$102,251	$72,522	$101,567
NOTE 1: Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2017	December 31, 2016

Assets
Investments in subsidiaries	$41,951	$47,729
Equity investments	491	—
Cash and cash equivalents	688	11,469
Investment in investee	5,230	3,116
Other assets	3,134	2,254
Total Assets	$51,494	$64,568
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$2,184	$1,306
Total Liabilities	2,184	1,306

Class A preferred stock	5,461	6,427

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	356,021	353,882
Accumulated deficit	(313,487)	(297,668)
Accumulated other comprehensive loss	(3,852)	(208)
Shareholders' equity attributable to common shareholders	38,682	56,006
Noncontrolling interests in consolidated subsidiaries	5,167	829
Total Shareholders' Equity	43,849	56,835
Total Liabilities, Class A preferred stock and Shareholders' Equity	$51,494	$64,568
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$35	$6	$5
Net realized gains	—	47	—
Total revenues	35	53	5
Expenses:
General and administrative expenses	3,796	2,147	2,715
Foreign exchange (gains) losses, net	(165)	(58)	553
Equity in net (income) loss of investee	(2,115)	74	—
Total expenses	1,516	2,163	3,268
Loss from continuing operations before income tax benefit and equity in (loss) income of subsidiaries	(1,481)	(2,110)	(3,263)
Income tax (benefit) expense	—	—	—
Equity in (loss) income of subsidiaries	(9,651)	2,632	4,532
Net (loss) income	$(11,132)	$522	$1,269

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive (Loss) Income

(in thousands)	Years ended December 31,
	2017	2016	2015

Net (loss) income	$(11,132)	$522	$1,269
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on fixed maturities and equity investments:
Unrealized (losses) gains arising during the period	(139)	588	(588)
Reclassification adjustment for amounts included in net (loss) income	—	—	—
Foreign currency translation adjustments	—	—	—
Other comprehensive (loss) income - parent only	(139)	588	(588)
Equity in other comprehensive (loss) income of subsidiaries	(3,504)	1,682	748
Other comprehensive (loss) income	(3,643)	2,270	160
Comprehensive (loss) income	$(14,775)	$2,792	$1,429
(1) Net of income tax (benefit) expense of $0, $0 and $0 in 2017, 2016 and 2015

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities:
Net (loss) income	$(11,132)	$522	$1,269
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (income) of subsidiaries	9,651	(2,632)	(4,532)
Equity in net (income) loss of investee	(2,115)	74	—
Stock-based compensation expense, net of forfeitures	1,186	1,015	802
Net realized gains	—	(47)	—
Other, net	(368)	(147)	1,242
Net cash used in operating activities	(2,778)	(1,215)	(1,219)
Investing activities:
Purchases of equity investments	(630)	—	(3,143)
Net cash used in investing activities	(630)	—	(3,143)
Financing activities:
Proceeds from issuance of common stock, net	(47)	10,477	—
Repurchase of common stock for cancellation	—	(125)	—
Capital contributions to subsidiaries	(7,326)	—	(500)
Cash dividends received from subsidiaries	—	—	500
Net cash (used in) provided by financing activities	(7,373)	10,352	—
Net (decrease) increase in cash and cash equivalents	(10,781)	9,137	(4,362)
Cash and cash equivalents at beginning of period	11,469	2,332	6,694
Cash and cash equivalents at end of period	$688	$11,469	$2,332

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Supplementary Insurance Information

(in thousands)	December 31,			Years ended December 31,
	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2017
Insurance Underwriting	$6,720	$63,652	$36,686	$130,443	$120,791	$24,203	$15,956	$126,959
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$6,720	$63,652	$36,686	$130,443	$120,791	$24,203	$15,956	$126,959

2016
Insurance Underwriting	$7,782	$53,795	$40,176	$127,608	$104,384	$24,154	$17,543	$132,550
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$7,782	$53,795	$40,176	$127,608	$104,384	$24,154	$17,543	$132,550

2015
Insurance Underwriting	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239
Amounts not allocated to segments	—	—	—	—	—	—	—	—
Total	$6,696	$55,471	$35,234	$117,433	$87,055	$23,333	$17,130	$116,239
NOTE 1: Net investment income is not allocated to segments, therefore net investment income is not provided in this schedule.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE IV. Reinsurance

(in thousands, except for percentages)			Years ended December 31,
	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
2017	$105,647	$—	$21,312	$126,959	16.8%
2016	$109,165	$141	$23,526	$132,550	17.7%
2015	$97,414	$165	$18,990	$116,239	16.3%
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE V. Valuation and Qualifying Accounts

(in thousands)
	Balance at Beginning of Year	Charged to Income Tax (Benefit) Expense	Tax Act Rate Change	Disposals and Other	Balance at End of Year
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2017	$276,590	$9,092	$(108,179)	$3,719	$181,222
Year Ended December 31, 2016	$283,636	$(6,743)	$—	$(303)	$276,590
Year Ended December 31, 2015	$287,151	$1,033	$—	$(4,548)	$283,636

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE VI. Supplemental Information Concerning Property-Casualty Insurance Operations

(in thousands)
						Loss and Loss Adjustment Expenses Related to
Affiliation with Registrant (1)	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Loss and Loss Adjustment Expenses	Net Premiums Written
Year ended December 31, 2017
	$6,720	$63,652	$36,686	$130,443	$1,784	$100,097	$20,694	$24,203	$110,427	$126,959

Year ended December 31, 2016
	$7,782	$53,795	$40,176	$127,608	$5,530	$96,289	$8,095	$24,154	$105,534	$132,550

Year ended December 31, 2015
	$6,696	$55,471	$35,234	$117,433	$2,811	$86,439	$616	$23,333	$93,483	$116,239
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 16, 2018	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Chief Executive Officer and Director (principal executive officer)	March 16, 2018

/s/ John T. Fitzgerald John T. Fitzgerald	President, Chief Operating Officer and Director	March 16, 2018

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2018

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 16, 2018

/s/ Gregory Hannon Gregory Hannon	Director	March 16, 2018

/s/ Gary Schaevitz Gary Schaevitz	Director	March 16, 2018

/s/ Joseph Stilwell Joseph Stilwell	Director	March 16, 2018

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
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

4.2	Indenture dated May 15, 2003 between Kingsway America Inc. and U.S. Bank National Association (included as Exhibit 4.4 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

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

4.7	Excerpt of the Articles of Amendment to the Articles of Incorporation of the Company (included as Exhibit 4.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

4.8	Amended and Restated Common Stock Series B Warrant Agreement, dated July 8, 2014 (included as Exhibit 4.1 to the Form 8-K, filed July 10, 2014, and incorporated herein by reference).

10.1
Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2013, and incorporated herein by reference). *

10.2	Form of Subscription Agreement (included as Exhibit 10.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

10.3
Registration Rights Agreement, dated February 3, 2014, by and among the Company and the other parties signatory thereto (included as Exhibit 10.2 to the Form 8-K, filed February 4, 2014, and incorporated herein by reference).

10.4
Kingsway America Inc. Employee Share Purchase Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2014 and incorporated herein by reference). *

KINGSWAY FINANCIAL SERVICES INC.

10.5
Agreement to Buyout and Release dated February 24, 2015 between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (included as Exhibit 10.1 to the Form 8-K, filed February 27, 2015, and incorporated herein by reference).

10.6
Stockholders’ Agreement, dated as of July 14, 2016, by and between CMC Industries, Inc., CMC Acquisition LLC and CRIC TRT Acquisition LLC (included as Exhibit 10.1 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.7
Management Services Agreement, dated as of July 14, 2016, by and between TRT LeaseCo, LLC and DGI-BNSF Corp. (included as Exhibit 10.2 to Form 8-K, filed July 20, 2016, and incorporated herein by reference).

10.8	TRT LeaseCo, LLC 4.07% Senior Secured Note, Due May 15, 2034 (included as Exhibit 10.3 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.9
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated as of March 12, 2015, from TRT LeaseCo, LLC to Malcolm Morris, as Deed of Trust Trustee for the benefit of Wells Fargo Bank Northwest, N.A., as trustee (included as Exhibit 10.4 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.10
Lease between TRT LeaseCo, LLC, as Landlord, and BNSF Railway Company (f/k/a The Burlington Northern and Santa Fe Railway Company), as Tenant, dated as of June 1, 2014 (included as Exhibit 10.5 to Form 10-Q, filed August 4, 2016, and incorporated herein by reference).

10.11
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and GrizzlyRock Institutional Value Partners, LP. (included as Exhibit 10.1 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.12
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.2 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.13
Stock Purchase Agreement, dated as of November 9, 2016 by and between the Company and Yorkmont Capital Partners, LP. (included as Exhibit 10.3 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.14
Registration Rights Agreement, dated as of November 16, 2016 by and among the Company, GrizzlyRock Institutional Value Partners, LP and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.4 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.15
Registration Rights Agreement, dated as of November 16, 2016 by and between the Company and Yorkmont Capital Partners, LP. (included as Exhibit 10.5 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.16
Right of First Offer Agreement, dated as of November 16, 2016 by and between the Company and GrizzlyRock Institutional Value Partners, LP. (included as Exhibit 10.6 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.17
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

