Form 10-Q
period 2018-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2018-05-14
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 14, 2018 was 23,660,855.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $51,403 and $53,746, respectively)	$50,499	$53,214
Equity investments, at fair value (cost of $5,922 and $9,146, respectively)	6,472	8,994
Limited liability investments	25,749	25,173
Limited liability investment, at fair value	8,925	10,314
Other investments, at cost which approximates fair value	3,316	3,721
Short-term investments, at cost which approximates fair value	151	151
Total investments	95,112	101,567
Cash and cash equivalents	47,197	44,286
Investment in investee	5,331	5,230
Accrued investment income	358	526
Premiums receivable, net of allowance for doubtful accounts of $115 and $115, respectively	31,428	27,855
Service fee receivable, net of allowance for doubtful accounts of $333 and $318, respectively	5,707	4,286
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	7,398	7,139
Deferred acquisition costs, net	10,646	13,045
Property and equipment, net of accumulated depreciation of $14,716 and $13,600, respectively	107,166	108,230
Goodwill	80,112	80,112
Intangible assets, net of accumulated amortization of $8,605 and $8,333, respectively	87,343	87,615
Other assets	15,202	4,709
Total Assets	$493,000	$484,600
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$61,658	$63,652
Vehicle service agreements	2,683	2,779
Total unpaid loss and loss adjustment expenses	64,341	66,431
Unearned premiums	39,921	36,686
Note payable	185,530	186,469
Bank loan	4,667	4,917
Subordinated debt, at fair value	53,458	52,105
Net deferred income tax liabilities	30,352	30,331
Deferred service fees	41,072	39,741
Income taxes payable	2,876	2,644
Accrued expenses and other liabilities	24,135	15,966
Total Liabilities	446,352	435,290

Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at March 31, 2018 and December 31, 2017, respectively; redemption amount of $5,572	5,469	5,461

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	356,313	356,021
Accumulated deficit	(356,273)	(313,487)
Accumulated other comprehensive income (loss)	35,844	(3,852)
Shareholders' equity attributable to common shareholders	35,884	38,682
Noncontrolling interests in consolidated subsidiaries	5,295	5,167
Total Shareholders' Equity	41,179	43,849
Total Liabilities, Class A preferred stock and Shareholders' Equity	$493,000	$484,600

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Net premiums earned	$28,636	$32,922
Service fee and commission income	10,557	6,562
Rental income	3,348	3,347
Net investment (loss) income	(682)	714
Net realized gains	13	398
Gain on change in fair value of equity investments	1,176	—
Other income	2,660	2,798
Total revenues	45,708	46,741
Operating expenses:
Loss and loss adjustment expenses	24,422	26,410
Commissions and premium taxes	5,443	6,278
Cost of services sold	2,252	1,304
General and administrative expenses	11,337	11,272
Leased real estate segment interest expense	1,552	1,574
Amortization of intangible assets	272	291
Impairment of intangible assets	—	250
Total operating expenses	45,278	47,379
Operating income (loss)	430	(638)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,386	1,159
Foreign exchange losses, net	2	4
Loss on change in fair value of debt	919	1,889
Equity in net income of investee	(101)	(2,385)
Total other expenses, net	2,206	667
Loss before income tax expense	(1,776)	(1,305)
Income tax expense	251	179
Net loss	(2,027)	(1,484)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	135	105
Less: dividends on preferred stock, net of tax	129	174
Net loss attributable to common shareholders	$(2,291)	$(1,763)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.11)	$(0.08)
Diluted:	$(0.11)	$(0.08)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,708	21,458
Diluted:	21,708	21,458

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(2,027)	$(1,484)
Other comprehensive loss, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	(365)	(163)
Reclassification adjustment for amounts included in net loss	(7)	(507)
Change in fair value of debt attributable to instrument-specific credit risk	(434)	—
Other comprehensive loss	(806)	(670)
Comprehensive loss	(2,833)	(2,154)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	129	106
Comprehensive loss attributable to common shareholders	$(2,962)	$(2,260)
(1) Net of income tax expense of $0 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities:
Net loss	$(2,027)	$(1,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of investee	(101)	(2,385)
Equity in net income of limited liability investments	(283)	(300)
Loss on change in fair value of limited liability investment	1,389	367
Depreciation and amortization expense	1,388	1,440
Stock-based compensation expense, net of forfeitures	292	292
Net realized gains	(13)	(398)
Gain on change in fair value of equity investments	(1,176)	—
Loss on change in fair value of debt	919	1,889
Deferred income taxes	21	(53)
Intangible asset impairment	—	250
Amortization of fixed maturities premiums and discounts	45	58
Amortization of note payable premium	(237)	(242)
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(4,994)	(2,236)
Other receivables, net	(259)	(2,322)
Deferred acquisition costs, net	2,399	(504)
Unpaid loss and loss adjustment expenses	(2,090)	(5,736)
Unearned premiums	3,235	3,865
Deferred service fees	1,331	130
Other, net	(1,441)	(463)
Net cash used in operating activities	(1,602)	(7,832)
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,608	5,898
Proceeds from sales of equity investments	6,840	2,488
Purchases of fixed maturities	(2,299)	(2,731)
Purchases of equity investments	(744)	(675)
Net acquisitions of limited liability investments	(293)	(150)
Net proceeds from other investments	405	626
Net proceeds from short-term investments	—	250
Net purchases of property and equipment	(52)	(43)
Net cash provided by investing activities	5,465	5,663
Financing activities:
Principal payments on bank loan	(250)	—
Principal payments on note payable	(702)	(619)
Net cash used in financing activities	(952)	(619)
Net increase (decrease) in cash and cash equivalents	2,911	(2,788)
Cash and cash equivalents at beginning of period	44,286	36,475
Cash and cash equivalents at end of period	$47,197	$33,687

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2017 Annual Report") for the year ended December 31, 2017.
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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2017 Annual Report.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard does not apply to the majority of our consolidated revenues. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, maintenance support service fees, warranty product commissions and homebuilder warranty service fees and commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. The revenue recognition policy we utilize for our service fee and commission income aligns with the new guidance; therefore, there were no changes to the way we recognize revenue for the three months ended March 31, 2018. Since the adoption of the new standard did not have a material impact on the measurement or recognition of revenue, a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Refer to Note 12, "Revenue from Contracts with Customers," for further details.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires (1) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss); and (2) an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Previously, the Company recorded its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss) and recorded its subordinated debt at fair value with the total change in fair value reported in net income (loss). As a result of the adoption of ASU 2016-01, cumulative net unrealized losses on equity investments of $0.0 million were reclassified from accumulated other comprehensive income (loss) into accumulated deficit and a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss). Prior periods have not been restated to conform to the current presentation.
Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. The adoption of the standard did not affect the Company's consolidated statements of cash flows.

(b)    Accounting Standards Not Yet Adopted:
In February 2016, the Financial Accounting Standards Board ("FASB") FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. The accounting treatment for lessors will remain relatively unchanged. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the potential effect of the adoption of ASU 2016-02 on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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
NOTE 5 ACQUISITION
Professional Warranty Service Corporation:

On October 12, 2017, the Company acquired 100% of the outstanding shares of Professional Warranty Service Corporation ("PWSC") for estimated cash consideration of approximately $9.9 million. The final purchase price is subject to a true-up that will be finalized in 2018. As further discussed in Note 17, "Segmented Information," PWSC is included in the Extended Warranty segment. PWSC is based in Virginia and is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. This acquisition allows the Company to grow its portfolio of warranty companies and expand into the home warranty business.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 6 INVESTMENTS

As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2018 and December 31, 2017 are summarized in the tables shown below:

(in thousands)	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$26,201	$—	$392	$25,809
States, municipalities and political subdivisions	3,753	—	62	3,691
Mortgage-backed	7,743	5	212	7,536
Asset-backed securities and collateralized mortgage obligations	2,151	—	22	2,129
Corporate	11,555	—	221	11,334
Total fixed maturities	$51,403	$5	$909	$50,499

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$25,519	$—	$275	$25,244
States, municipalities and political subdivisions	3,826	3	46	3,783
Mortgage-backed	7,784	7	128	7,663
Asset-backed securities and collateralized mortgage obligations	2,279	1	11	2,269
Corporate	14,338	22	105	14,255
Total fixed maturities	53,746	33	565	53,214
Equity investments:
Common stock	7,583	199	363	7,419
Warrants - publicly traded	603	266	142	727
Warrants - not publicly traded	960	173	285	848
Total equity investments	9,146	638	790	8,994
Total fixed maturities and equity investments	$62,892	$671	$1,355	$62,208

Net unrealized gains and losses in the tables above are reported as other comprehensive loss with the exception of net unrealized losses of $0.1 million, at December 31, 2017, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at March 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)	March 31, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,733	$14,674
Due after one year through five years	29,824	29,179
Due after five years through ten years	2,194	2,126
Due after ten years	4,652	4,520
Total	$51,403	$50,499

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of March 31, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$13,306	$138	$12,294	$254	$25,600	$392
States, municipalities and political subdivisions	1,722	15	1,968	47	3,690	62
Mortgage-backed	3,604	70	3,886	142	7,490	212
Asset-backed securities and collateralized mortgage obligations	1,309	14	820	8	2,129	22
Corporate	6,800	98	4,494	123	11,294	221
Total fixed maturities	$26,741	$335	$23,462	$574	$50,203	$909

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$17,067	$136	$8,177	$139	$25,244	$275
States, municipalities and political subdivisions	2,092	25	893	21	2,985	46
Mortgage-backed	5,550	86	1,789	42	7,339	128
Asset-backed securities and collateralized mortgage obligations	1,158	5	660	6	1,818	11
Corporate	6,807	62	2,201	43	9,008	105
Total fixed maturities	32,674	314	13,720	251	46,394	565
Equity investments:
Common stock	4,515	363	—	—	4,515	363
Warrants	896	427	—	—	896	427
Total equity investments	5,411	790	—	—	5,411	790
Total	$38,085	$1,104	$13,720	$251	$51,805	$1,355
There are approximately 194 and 191 individual available-for-sale investments that were in unrealized loss positions as of March 31, 2018 and December 31, 2017, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2018 and March 31, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $25.7 million and $25.2 million, respectively. At March 31, 2018, the Company has unfunded commitments totaling $1.0 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income.
Limited liability investment, at fair value represents the Company's investment in 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company has made an irrevocable election to account for this investment at fair value. As of March 31, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $8.9 million and $10.3 million, respectively. At March 31, 2018, there was no unfunded commitment related to the limited liability investment, at fair value.
Other investments include mortgage and collateral loans and are reported at their unpaid principal balance. As of March 31, 2018 and December 31, 2017, the carrying value of other investments totaled $3.3 million and $3.7 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. During the first quarter of 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Shares Grant Agreement in exchange for cash consideration of $0.3 million. For the three months ended March 31, 2018, the Company recorded a gain of $0.3 million related to this transaction which is included in gain on change in fair value of equity investments in the consolidated statements of operations. No shares were received by the Company under either of the performance share grant agreements as of March 31, 2018. Refer to Note 18, "Fair Value of Financial Instruments," for further details regarding the performance shares.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Net investment (loss) income for the three months ended March 31, 2018 and March 31, 2017 is comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Investment income:
Interest from fixed maturities	$240	$206
Dividends	55	142
Income from limited liability investments	283	300
Loss on change in fair value of limited liability investment, at fair value	(1,389)	(367)
Gain on change in fair value of warrants - not publicly traded	—	245
Other	162	221
Gross investment (loss) income	(649)	747
Investment expenses	(33)	(33)
Net investment (loss) income	$(682)	$714
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three months ended March 31, 2018 and March 31, 2017 are comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Gross realized gains	$13	$424
Gross realized losses	—	(26)
Net realized gains	$13	$398

Gain on change in fair value of equity investments for the three months ended March 31, 2018 and March 31, 2017 is comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Net gains recognized on equity investments sold during the period	$648	$—
Change in unrealized gains on equity investments held at end of the period	528	—
Gain on change in fair value of equity investments	$1,176	$—
Fixed maturities and short-term investments with an estimated fair value of $11.6 million and $12.1 million were on deposit with state and provincial regulatory authorities at March 31, 2018 and December 31, 2017, respectively. From time to time, the Company pledges investments to third parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $16.0 million and $16.2 million at March 31, 2018 and December 31, 2017, respectively.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at March 31, 2018 and December 31, 2017 were as follows:

(in thousands, except for percentages)
	March 31, 2018			December 31, 2017
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	31.2%	$3,354	$5,331	31.2%	$3,816	$5,230

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The estimated fair value of the Company's investment in ICL at March 31, 2018 in the table above is calculated based on the published closing price of ICL at December 31, 2017 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at March 31, 2018 is $3.5 million.
For the three months ended March 31, 2018 and March 31, 2017, equity in net income of investee was $0.1 million and $2.4 million, respectively.
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
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2018 and March 31, 2017 are comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Beginning balance, net	$13,045	$13,609
Additions	11,866	7,687
Amortization	(14,265)	(7,183)
Balance at March 31, net	$10,646	$14,113
NOTE 9 INTANGIBLE ASSETS
Intangible assets at March 31, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,644	$2,274
Vehicle service agreements in-force	3,680	3,647	33
Customer relationships	3,611	2,074	1,537
In-place lease	1,125	108	1,017
Contract-based revenues	731	132	599
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$8,605	$87,343

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Contract-based revenues	731	115	616
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Insurance licenses	7,553	—	7,553
Trade name	663	—	663
Total	$95,948	$8,333	$87,615
The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
The tenant relationship, insurance licenses and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota Insurance Company ("Mendota") and Mendakota Insurance Company ("Mendakota") surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(a)     Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2018 and March 31, 2017 were as follows:

(in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period, gross	$63,652	$53,795
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	174	681
Balance at beginning of period, net	63,478	53,114
Incurred related to:
Current year	22,570	24,979
Prior years	576	212
Paid related to:
Current year	(5,480)	(7,225)
Prior years	(20,654)	(23,468)
Balance at end of period, net	60,490	47,612
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	1,168	589
Balance at end of period, gross	$61,658	$48,201
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $0.6 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The unfavorable development for the three months ended March 31, 2018 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Kingsway Amigo Insurance Company ("Amigo") and Mendota. The unfavorable development reported for the three months ended March 31, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota.
(b)     Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of March 31, 2018 and March 31, 2017 were as follows:

(in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$2,779	$2,915
Incurred related to:
Current year	1,276	1,219
Prior years	—	—
Paid related to:
Current year	(1,364)	(1,225)
Prior years	(8)	(136)
Balance at end of period	$2,683	$2,773

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 11 DEBT
Debt consists of the following instruments at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$175,435	$185,530	$165,813	$176,136	$186,469	$168,477
Bank loan	4,667	4,667	4,635	4,917	4,917	4,864
Subordinated debt	90,500	53,458	53,458	90,500	52,105	52,105
Total	$270,602	$243,655	$223,906	$271,553	$243,491	$225,446

(a)          Note payable:
As part of the acquisition of CMC Industries, Inc. ("CMC") in July 2016, the Company assumed a mortgage, which is recorded as note payable in the consolidated balance sheets ("the Mortgage"). The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries, and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates. The Mortgage was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities.

(b)          Bank loan:
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0%. The bank loan matures on October 12, 2022. The carrying value of the bank loan represents its unpaid principal balance. The fair value of the bank loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 18, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and March 31, 2018, $0.4 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $0.9 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers relates to Extended Warranty segment service fee and commission income. Service fee and commission income represents vehicle service agreement fees, maintenance support service fees, warranty product commissions and homebuilder warranty service fees and commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders.
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended March 31,
2018

Vehicle service agreement fees - IWS	$4,916
Maintenance support service fees - Trinity	2,973
Warranty product commissions - Trinity	496
Homebuilder warranty service fees and commissions - PWSC	2,172

Service fee and commission income	$10,557

IWS' vehicle service agreement fees include the administrative fees from the sale of vehicle service agreements as well as the fees to administer future claims and are earned over the life of the contract. The administrative fee component is recognized in proportion to the costs incurred in acquiring and administering the vehicle service agreements. The claims fee component is earned over the life of the vehicle service agreements based on the greater of expected claims or actual claims experience.
Trinity’s maintenance support service fees include the service fees collected to administer equipment breakdown and maintenance support services and are earned as services are rendered.
Trinity’s warranty product commissions include the commissions from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration equipment. Warranty product commissions are earned at the time of the warranty product sales.

PWSC’s homebuilder warranty service fees and commissions include the administrative fees, service fees and commissions collected from the sale of warranties issued by new homebuilders. Homebuilder warranty administrative fees are earned when the home is enrolled and services are rendered. Homebuilder warranty service fees are earned over the warranty period, the majority of which is ten years and is based on homes closed by the builder. The Company estimates deferred service fees for years two through ten of the warranty period, based on historical dispute resolution services experience. Homebuilder warranty commissions are recognized as income on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which are earned when the claims are closed; an incentive bonus on eligible warranties, which is based on expected ultimate loss ratio targets; and a profit-sharing percentage on expected profits, which is recognized at the time the bonus is received.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2018 and December 31, 2017 were $5.7 million and $4.3 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. We expect to recognize within one year as service fee and commission income approximately 38.9% of the deferred service fees as of March 31, 2018 that are related to contracts with customers. Approximately $6.1 million of service fee and commission income recognized during the three months ended March 31, 2018 was included in deferred service fees as of December 31, 2017.

NOTE 13 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax expense for the three months ended March 31, 2018 and March 31, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34% , respectively, to loss before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2018	2017
Income tax benefit at U.S. statutory income tax rate	$(373)	$(444)
Valuation allowance	376	544
Change in unrecognized tax benefits(1)	70	212
State income tax	66	13
Non-deductible compensation	61	99
Indefinite life intangibles	20	(53)
Foreign operations subject to different tax rates	(15)	(139)
Other	46	(53)
Income tax expense	$251	$179
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2018 and December 31, 2017. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2018 and December 31, 2017 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.
The Company carries net deferred income tax liabilities of $30.4 million and $30.3 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $22.5 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $22.4 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its March 31, 2018 and December 31, 2017 net deferred income tax liabilities.
As of March 31, 2018 and December 31, 2017, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million and $0.2 million related to interest and penalty accruals for the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company carried an accrual for the payment of interest and penalties of $0.9 million and $0.9 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 14 LOSS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three months ended March 31, 2018 and March 31, 2017:

(in thousands, except per share data)	Three months ended March 31,
	2018	2017
Numerator:
Net loss	$(2,027)	$(1,484)
Less: net income attributable to noncontrolling interests	(135)	(105)
Less: dividends on preferred stock, net of tax	(129)	(174)
Net loss attributable to common shareholders	$(2,291)	$(1,763)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,458
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,458
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	21,708	21,458
Basic loss per share	$(0.11)	$(0.08)
Diluted loss per share	$(0.11)	$(0.08)
Basic loss per share is calculated using weighted-average common shares outstanding. Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a net loss for the three months ended March 31, 2018 and March 31, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2018:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	651,875	$4.51	0.4	$352
Granted	—	—
Expired	—	—
Outstanding at March 31, 2018	651,875	$4.51	0.1	$—
Exercisable at March 31, 2018	651,875	$4.51	0.1	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2018 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2018.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company on March 28, 2014. The Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at March 31, 2018 was $4.8 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the three months ended March 31, 2018:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at March 31,2018	1,952,665	$4.14
(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at March 31, 2018 was $2.3 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the three months ended March 31, 2018:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2018	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below detail the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and March 31, 2017 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2018 and March 31, 2017 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income (loss); rather, changes in the fair value of equity investments are now recognized in net income (loss). Also as a result of the adoption, the portion of the total change in the fair value of our subordinated debt resulting from the change in instrument-specific credit risk is no longer recognized in net income (loss) and is now presented in other comprehensive income (loss). Prior periods have not been restated to conform to the current presentation.

(in thousands)		Three months ended March 31, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive loss arising during the period	(358)	—	(434)	(792)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	—	(7)
Net current-period other comprehensive loss	(365)	—	(434)	(799)

Balance at March 31, 2018	$(891)	$(3,286)	$40,021	$35,844

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)		Three months ended March 31, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(164)	—	(164)
Amounts reclassified from accumulated other comprehensive income (loss)	(507)	—	(507)
Net current-period other comprehensive loss	(671)	—	(671)

Balance at March 31, 2017	$2,901	$(3,780)	$(879)
Components of accumulated other comprehensive income (loss) were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017:

(in thousands)	Three months ended March 31,
	2018	2017
Reclassification of accumulated other comprehensive income (loss) from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$7	$507
Other-than-temporary impairment loss	—	—
Loss before income tax expense	7	507
Income tax expense	—	—
Net loss	$7	$507
NOTE 17 SEGMENTED INFORMATION
The Company conducts its business through the following three reportable segments: Insurance Underwriting, Extended Warranty and Leased Real Estate.
Insurance Underwriting Segment
Insurance Underwriting includes the following subsidiaries of the Company: Mendota, Mendakota, Mendakota Casualty Company ("MCC"), Amigo and Kingsway Reinsurance Corporation (collectively, "Insurance Underwriting"). Insurance Underwriting principally offers personal automobile insurance to drivers who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is currently accepted in only seven states.
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
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity") and PWSC (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 23 states and the District of Columbia to their members.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

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
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2018 and March 31, 2017 were:

(in thousands)	Three months ended March 31,
	2018	2017
Revenues:
Insurance Underwriting:
Net premiums earned	$28,636	$32,922
Other income	2,427	2,473
Total Insurance Underwriting	31,063	35,395
Extended Warranty:
Service fee and commission income	10,557	6,562
Other income	66	85
Total Extended Warranty	10,623	6,647
Leased Real Estate:
Rental income	3,342	3,341
Other income	147	212
Total Leased Real Estate	3,489	3,553
Total segment revenues	45,175	45,595
Rental income not allocated to segments	6	6
Net investment (loss) income	(682)	714
Net realized gains	13	398
Gain on change in fair value of equity investments	1,176	—
Other income not allocated to segments	20	28
Total revenues	$45,708	$46,741

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The operating income (loss) by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated net loss for the three months ended March 31, 2018 and March 31, 2017 were:

(in thousands)	Three months ended March 31,
	2018	2017
Segment operating income (loss):
Insurance Underwriting	$(292)	$(742)
Extended Warranty	1,571	586
Leased Real Estate	874	918
Total segment operating income	2,153	762
Net investment (loss) income	(682)	714
Net realized gains	13	398
Gain on change in fair value of equity investments	1,176	—
Amortization of intangible assets	(272)	(291)
Impairment of intangible assets	—	(250)
Interest expense not allocated to segments	(1,386)	(1,159)
Other income and expenses not allocated to segments, net	(1,958)	(1,971)
Foreign exchange losses, net	(2)	(4)
Loss on change in fair value of debt	(919)	(1,889)
Equity in net income of investee	101	2,385
Loss before income tax expense	(1,776)	(1,305)
Income tax expense	251	179
Net loss	$(2,027)	$(1,484)
Insurance Underwriting net premiums earned by line of business for the three months ended March 31, 2018 and March 31, 2017 were:

(in thousands)	Three months ended March 31,
	2018	2017
Insurance Underwriting:
Private passenger auto liability	$19,681	$22,376
Auto physical damage	8,955	10,546
Total net premiums earned	$28,636	$32,922
NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investment, at fair value, performance shares and subordinated debt are measured and reported at fair value.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 was as follows:

(in thousands)			March 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$25,809	$—	$25,809	$—
States, municipalities and political subdivisions	3,691	—	3,691	—
Mortgage-backed	7,536	—	7,536	—
Asset-backed securities and collateralized mortgage obligations	2,129	—	2,129	—
Corporate	11,334	—	11,334	—
Total fixed maturities	50,499	—	50,499	—
Equity investments:
Common stock	4,694	4,694	—	—
Warrants	1,778	579	1,199	—
Total equity investments	6,472	5,273	1,199	—
Limited liability investment, at fair value	8,925	—	8,925	—
Other investments	3,316	—	3,316	—
Short-term investments	151	—	151	—
Total assets	$69,363	$5,273	$64,090	$—

Liabilities:
Subordinated debt	$53,458	$—	$53,458	$—
Total liabilities	$53,458	$—	$53,458	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$25,244	$—	$25,244	$—
States municipalities and political subdivisions	3,783	—	3,783	—
Mortgage-backed	7,663	—	7,663	—
Asset-backed securities and collateralized mortgage obligations	2,269	—	2,269	—
Corporate	14,255	—	14,255	—
Total fixed maturities	53,214	—	53,214	—
Equity investments:
Common stock	7,419	7,419	—	—
Warrants	1,575	727	848	—
Total equity investments	8,994	8,146	848	—
Limited liability investment, at fair value	10,314	—	10,314	—
Other investments	3,721	—	3,721	—
Short-term investments	151	—	151	—
Total assets	$76,394	$8,146	$68,248	$—

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—
Total liabilities	$52,105	$—	$52,105	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

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
On October 25, 2017, the Company executed an agreement to sell 900,000 shares of PIH common stock, at a price of $7.85 per share, to Fundamental Global Investors ("FGI") in two separate transactions for cash proceeds totaling $7.1 million. On November 1, 2017, the Company sold 475,428 of the 900,000 shares of PIH common stock to FGI for cash proceeds totaling $3.7 million. The second transaction, for the sale of the remaining 424,572 shares of PIH common stock for cash proceeds totaling $3.4 million, closed on March 15, 2018 following FGI having obtained the necessary regulatory approvals. FGI is a greater than 5% shareholder of the Company.

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
(b)    Guarantee:
The Company provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  These agreements may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2018. No assurances can be given, however, the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company's business, results of operations or financial condition.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At March 31, 2018, the unfunded commitment was $1.0 million.
NOTE 21 SUBSEQUENT EVENT

On May 9, 2018, the Company executed a letter of intent to sell Mendota and its wholly owned subsidiaries MCC, Mendakota and Amigo (the "LOI") for a price equal to the statutory surplus of Mendota, which was $29.1 million at March 31, 2018. Pursuant to the terms of the LOI, the holding company will redeploy the proceeds from the sale to assist it in acquiring the remainder of the limited liability investments, limited liability investment, at fair value and other investments that will still be owned by Mendota, Mendakota, MCC and Amigo at the time of the closing, which total $29.0 million at March 31, 2018. The transaction is subject to the execution of definitive agreements and receipt of regulatory approvals. The transaction is expected to close during the third quarter of 2018, at which time the Company would record a loss on disposal of discontinued operations that it currently estimates to be approximately $8.5 million before actual and contingent expenses related to the transaction.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available and include statements relating to the proposed sale of our insurance subsidiaries. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the failure to reach a definitive agreement with respect to the proposed sale of our insurance subsidiaries, the timing to consummate the proposed sale, the failure to obtain necessary regulatory approvals and the diversion of management time on transaction-related matters. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company operates as a merchant bank with a focus on long-term value-creation.  The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries and pursues non-control investments and other opportunities acting as an advisor, an investor and a financier. Kingsway conducts its business through the following three reportable segments: Insurance Underwriting, Extended Warranty and Leased Real Estate.
Insurance Underwriting includes the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation ("Kingsway Re"). Throughout Management's Discussion and Analysis, the term "Insurance Underwriting" is used to refer to this segment.
Insurance Underwriting provides non-standard automobile insurance to individuals who do not meet the criteria for coverage by standard automobile insurers. Insurance Underwriting has policyholders in 12 states; however, new business is currently accepted in only seven states. For the three months ended March 31, 2018, production in the following states represented 88.7% of the Company's gross premiums written: Florida (28.6%), Texas (19.6%), Nevada (13.7%), California (12.5%), Colorado (9.0%) and Illinois (5.3%). For the three months ended March 31, 2018, non-standard automobile insurance accounted for 100.0% of the Company's gross premiums written.
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
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss before income tax expense that, in addition to segment operating income (loss), includes net investment (loss) income, net realized gains, gain on change in fair value of equity investments, amortization of intangible assets, impairment of intangible assets, interest expense not allocated to segments, other income and expenses not allocated to segments, net, foreign exchange losses, net, loss on change in fair value of debt and equity in net income of investee. A reconciliation of segment operating income (loss) to loss before income tax expense for the three months ended March 31, 2018 and 2017 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report. There has been no material change subsequent to December 31, 2017 to the information previously disclosed in the 2017 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three months ended March 31, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income (Loss)
(in thousands of dollars)

	For the three months ended March 31,
	2018	2017	Change
Segment operating income (loss):
Insurance Underwriting	(292)	(742)	450
Extended Warranty	1,571	586	985
Leased Real Estate	874	918	(44)
Total segment operating income	2,153	762	1,391
Net investment (loss) income	(682)	714	(1,396)
Net realized gains	13	398	(385)
Gain on change in fair value of equity investments	1,176	—	1,176
Amortization of intangible assets	(272)	(291)	19
Impairment of intangible assets	—	(250)	250
Interest expense not allocated to segments	(1,386)	(1,159)	(227)
Other income and expenses not allocated to segments, net	(1,958)	(1,971)	13
Foreign exchange losses, net	(2)	(4)	2
Loss on change in fair value of debt	(919)	(1,889)	970
Equity in net income of investee	101	2,385	(2,284)
Loss before income tax expense	(1,776)	(1,305)	(471)
Income tax expense	251	179	72
Net loss	(2,027)	(1,484)	(543)
Net Loss
In the first quarter of 2018, we reported net loss of $2.0 million compared to $1.5 million in the first quarter of 2017. The net loss for the three months ended March 31, 2018 is primarily due to operating loss in Insurance Underwriting, net investment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate and gain on change in fair value of equity investments. The net loss for the three months ended March 31, 2017 is primarily attributable to operating loss in Insurance Underwriting, interest expense not allocated to segments, other income and expenses not allocated to segments, net and

KINGSWAY FINANCIAL SERVICES INC.

loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and equity in net income of investee.
Insurance Underwriting
In the first quarter of 2018, Insurance Underwriting gross premiums written were $33.6 million compared to $36.8 million in the first quarter of 2017, representing an 8.7% decrease. Net premiums written decreased 37.8% to $22.9 million in the first quarter of 2018 compared with $36.8 million in the first quarter of 2017. Net premiums earned decreased 13.1% to $28.6 million in the first quarter of 2018 compared with $32.9 million in the first quarter of 2017. The decrease in gross premiums written is related to the Company having approximately 13% fewer policies in force at March 31, 2018 compared to March 31, 2017. The decrease in policies in-force reflects the Company’s actions to increase rates, revise payment terms and invoke certain market restrictions, all with the intention of improving the profitability of the Company’s business. The decrease in net premiums written and net premiums earned for the three months ended March 31, 2018, compared to the same period in 2017, is primarily the result of Mendota and MCC entering into 50% quota share reinsurance agreements with a highly rated reinsurer, effective February 1, 2018, for all premiums written with the exception of premium written in California. Because of the natural lag between when premiums are written and when premiums are earned, the decrease in net premiums written was more immediately responsive to the execution of the reinsurance agreements than the decrease in net premiums earned.
The Insurance Underwriting operating loss was $0.3 million for the three months ended March 31, 2018 compared to $0.7 million for the three months ended March 31, 2017. The decrease in operating loss is primarily attributable to a decrease in loss and loss adjustment expenses, commissions and premium taxes and general and administrative expenses at Mendota for the three months ended March 31, 2018 compared to the same period in 2017, partially offset by loss adjusting expenses recorded at Amigo as part of Amigo’s continuing voluntary runoff.
The Insurance Underwriting loss and loss adjustment expense ratio for the first quarter of 2018 was 80.8% compared to 76.5% for the first quarter of 2017. The increase in the loss and loss adjustment expense ratio is primarily attributable to a proportionately greater decrease in net premiums earned, reflecting the explanations above, than the decrease in loss and loss adjustment expenses for the three months ended March 31, 2018 compared to the same period in 2017. This dynamic was driven largely by the loss adjusting expenses recorded in Amigo’s runoff and the mix shift that occurred at Mendota for the three months ended March 31, 2018. California is Mendota’s highest loss ratio business. Because the California premium is excluded from the 50% quota share reinsurance agreement entered into by Mendota, the California business had a greater relative effect on Mendota’s loss ratio for the three months ended March 31, 2018 than for the three months ended March 31, 2017. In order to address the performance of the California premium, Mendota placed additional underwriting restrictions on its California agents during the three months ended March 31, 2018. Beginning May 1, 2018, Mendota stopped writing new business in California and is currently working on a plan with the California Department of Insurance under which Mendota would voluntarily withdraw from writing any business in California, effectively exiting the California market. See "Liquidity and Capital Resources - Regulatory Capital" section below for further discussion.
The Insurance Underwriting expense ratio was 20.7% for the first quarter of 2018 compared to 25.9% for the first quarter of 2017. The decrease in the expense ratio for the first quarter of 2018 is primarily attributable to proportionately greater decreases in salary and benefits expense, bad debt expense and commissions and premium taxes at Mendota and MCC in the first quarter of 2018 compared to the same period in 2017 in relation to the decrease in net premiums earned. This dynamic was driven by Mendota’s expense reduction initiatives and by the benefit of reinsurance ceding commission recorded during the three months ended March 31, 2018.
The Insurance Underwriting combined ratio was 101.5% in the first quarter of 2018 compared with 102.4% in the first quarter of 2017, reflecting the dynamics that affected the loss and loss adjustment expense ratio and expense ratio.
Extended Warranty
The Extended Warranty service fee and commission income increased 60.6% to $10.6 million for the three months ended March 31, 2018 compared with $6.6 million for the three months ended March 31, 2017. This increase is partially due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products. The increase in service fee and commission income is also reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $2.2 million for the three months ended March 31, 2018.
The Extended Warranty operating income was $1.6 million for the three months ended March 31, 2018 compared with $0.6 million for the three months ended March 31, 2017. The increase in operating income is primarily due to the inclusion of PWSC in 2018, as noted above. The increase in operating income also reflects the improved revenues at both Trinity and IWS, partially offset by

KINGSWAY FINANCIAL SERVICES INC.

related increases in cost of services sold at Trinity and commission expense at IWS, for the three months ended March 31, 2018, compared to the same period in 2017. PWSC operating income was $0.7 million for the three months ended March 31, 2018.
Leased Real Estate
In the first quarter of 2018, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the first quarter of 2017. The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.9 million for the three months ended March 31, 2018 compared with $0.9 million for the three months ended March 31, 2017. Leased Real Estate operating income includes interest expense of $1.6 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. See "Investments" section below for further discussion.
Net Investment (Loss) Income
Net investment loss was $0.7 million in the first quarter of 2018 compared to net investment income of $0.7 million in the first quarter of 2017. The decrease is primarily due to a $1.4 million decrease in fair value of the Company's limited liability investment, at fair value recorded for the three months ended March 31, 2018 compared to a $0.4 million decrease in fair value of the Company's limited liability investment, at fair value recorded for the three months ended March 31, 2017.
Net Realized Gains
Net realized gains were $0.0 million in the first quarter of 2018 compared to $0.4 million in the first quarter of 2017. The net realized gains for the three months ended March 31, 2017 resulted primarily from the liquidation of equity investments in Insurance Underwriting. Beginning in 2018, gains from equity investments are recorded as gain on change in fair value of equity investments, as further discussed below.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $1.2 million in the first quarter of 2018 compared to zero in the first quarter of 2017. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The gain on change in fair value of equity investments for the three months ended March 31, 2018 includes realized gains on equity investments sold during the first quarter of 2018 of $0.7 million and unrealized gains on equity investments held as of March 31, 2018 of $0.5 million.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the first quarter of 2018 compared to $0.3 million in the first quarter of 2017.
Impairment of Intangible Assets
No impairment charges were taken on intangible assets during the three months ended March 31, 2018. During the first quarter of 2017, the Company recorded an impairment charge of $0.3 million related to its insurance licenses indefinite lived intangible asset. The impairment recorded was the result of Mendota and Mendakota surrendering their insurance licenses in the state of New Mexico during the first quarter of 2017.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the first quarter of 2018 was $1.4 million compared to $1.2 million in the first quarter of 2017. The increase for the three months ended March 31, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended March 31, 2018 compared to the same period in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.0 million in the first quarter of 2018 compared to $2.0 million in the first quarter of 2017.

KINGSWAY FINANCIAL SERVICES INC.

Foreign Exchange Losses, Net
During the first quarter of 2018, the Company incurred foreign exchange losses, net of $0.0 million compared to $0.0 million in the first quarter of 2017.
Loss on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $0.9 million in the first quarter of 2018 compared to $1.9 million in the first quarter of 2017. The loss for the three months ended March 31, 2018 and March 31, 2017 is due to an increase in the fair value of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). See "Debt" section below for further information.
Equity in Net Income of Investee
Equity in net income of investee for the first quarter of 2018 was $0.1 million compared to $2.4 million in the first quarter of 2017. Equity in net income of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the first quarter of 2018 was $0.3 million compared to $0.2 million in the first quarter of 2017. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2018 and March 31, 2017.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities are classified as available-for-sale and are reported at fair value. All of our equity investments are reported at fair value. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale. At March 31, 2018, we held cash and cash equivalents and investments with a carrying value of $142.3 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	25,809	18.1%	25,244	17.3%
States, municipalities and political subdivisions	3,691	2.6%	3,783	2.6%
Mortgage-backed	7,536	5.3%	7,663	5.3%
Asset-backed securities and collateralized mortgage obligations	2,129	1.5%	2,269	1.5%
Corporate	11,334	8.0%	14,255	9.8%
Total fixed maturities	50,499	35.5%	53,214	36.5%
Equity investments:
Common stock	4,694	3.3%	7,419	5.0%
Warrants	1,778	1.2%	1,575	1.1%
Total equity investments	6,472	4.5%	8,994	6.1%
Limited liability investments	25,749	18.1%	25,173	17.3%
Limited liability investment, at fair value	8,925	6.3%	10,314	7.0%
Other investments	3,316	2.3%	3,721	2.6%
Short-term investments	151	0.1%	151	0.1%
Total investments	95,112	66.8%	101,567	69.6%
Cash and cash equivalents	47,197	33.2%	44,286	30.4%
Total	142,309	100.0%	145,853	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investments classified as available-for-sale to determine if declines in market value are other-than-temporary. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale and were included in the analysis of other-than-temporary impairments. Following the adoption of ASU 2016-01 beginning with the first quarter of 2018, the Company includes only its investments in fixed maturities in its quarterly analysis for other-than-temporary declines in market value. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 6, "Investments," to the unaudited consolidated interim financial statements.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2018 and March 31, 2017.
The length of time a fixed maturity investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In the case of a fixed maturity investment where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, we would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell a fixed maturity investment at a loss. Prior to the adoption of ASU 2016-01, the Company considered the ability and intent to hold an equity investment for a period of time sufficient to allow for anticipated recovery.
At March 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.9 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At December 31, 2017, the gross unrealized losses for fixed maturities and equity investments amounted to $1.4 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC.

Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs") that primarily invest in income-producing real estate or real estate related investments. The Company's investments in these LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs and LPs are used in applying the equity method. The difference between the end of the reporting period of the LLCs and LPs and that of the Company is no more than three months. Most of the real estate investments are held on a triple net lease basis whereby the lessee agrees to pay all real estate taxes, building insurance and maintenance. Table 3 below presents additional information pertaining to the limited liability investments at March 31, 2018 and December 31, 2017.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	March 31, 2018	December 31, 2017
Triple net lease limited liability investments	13,395	13,010
Other real estate related limited liability investments	4,081	4,167
Non-real estate limited liability investments	8,273	7,996
Total	25,749	25,173
Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s net loss for the three months ended March 31, 2018 and March 31, 2017.

TABLE 4 Income from triple net lease investments included in net loss
(in thousands of dollars)

	Three months ended March 31,
	2018	2017
Income from triple net lease limited liability investments	385	418
Income from CMC operations	693	673
Total income included in net loss as a result of triple net lease investments and CMC acquisition	1,078	1,091
The Company has been increasing its exposure to triple net lease investments. These can take the form of limited liability investments as well as the Company’s investment in CMC.
Income from triple net lease limited liability investments in the table above is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income in the Company's consolidated statements of operations.
Income from CMC operations in the table above for the three months ended March 31, 2018 and March 31, 2017, is comprised of Leased Real Estate segment operating income of $0.9 million and $0.9 million, respectively, amortization of intangible assets of $0.0 million and $0.0 million, respectively and income tax expense of $0.2 million and $0.2 million, respectively.
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

KINGSWAY FINANCIAL SERVICES INC.

as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company owns 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment (loss) income in the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $8.9 million and $10.3 million, respectively.
The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $1.4 million and $0.4 million related to this investment for the three months ended March 31, 2018 and March 31, 2017, respectively.

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
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2018	December 31, 2017
Non-standard automobile	60,260	62,219
Commercial automobile	642	580
Other	756	853
Total	61,658	63,652
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable (in thousands of dollars)

Line of Business	March 31, 2018	December 31, 2017
Non-standard automobile	59,108	62,053
Commercial automobile	626	572
Other	756	853
Total	60,490	63,478
Non-Standard Automobile

KINGSWAY FINANCIAL SERVICES INC.

At March 31, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $60.3 million and $62.2 million, respectively. The decrease is primarily due to a decrease in unpaid loss and loss adjustment expenses at Mendota.
Commercial Automobile
At March 31, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.6 million and $0.6 million, respectively.
Information with respect to development of our provision for prior years' property and casualty loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase in prior years' provision for property and casualty loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2018	2017
Unfavorable change in provision for property and casualty loss and loss adjustment expenses for prior accident years	576	212
For the three months ended March 31, 2018, the Company reported $0.6 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years compared with unfavorable development of $0.2 million for the three months ended March 31, 2017. The unfavorable development reported for the three months ended March 31, 2018 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Amigo and Mendota. The unfavorable development reported for the three months ended March 31, 2017 was primarily related to an increase in property and casualty loss and loss adjustment expenses at Mendota.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
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
The Company's subordinated debt is measured and reported at fair value. At March 31, 2018, the carrying value of the subordinated debt is $53.5 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

KINGSWAY FINANCIAL SERVICES INC.

During the three months ended March 31, 2018, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The decrease in the credit spread assumption has the effect of increasing the fair value of the Company's subordinated debt while an increase in the credit spread assumption has the effect of decreasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2018, along with the passage of time, contributed to the $1.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and March 31, 2018.
As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and March 31, 2018, $0.4 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $0.9 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Also as a result of the adoption of ASU 2016-01, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss). As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million reclassification will reverse without being reported in the Company’s consolidated statements of operations. Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts; however, the remaining cumulative change in fair value of subordinated debt expected to be recorded in net income (loss) is no longer expected to be material given the anticipated accounting for the $40.5 million reclassification.

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
Cash Flows
During the three months ended March 31, 2018, the Company reported on the unaudited consolidated statements of cash flows $1.6 million of net cash used in operating activities. The reconciliation between the Company's reported net loss of $2.0 million and the $1.6 million of net cash used in operating activities can be explained primarily by the $5.0 million increase in premiums and service fee receivables, the $2.1 million decrease in the provision for unpaid loss and loss adjustment expenses and the $1.2 million gain on change in fair value of equity investments, offset by the $3.2 million increase in unearned premiums, the $2.4 million decrease in deferred acquisition costs, the $1.4 million loss on change in fair value of limited liability investment and $1.4 million of depreciation and amortization expense.
During the three months ended March 31, 2018, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $5.5 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments and other investments in excess of purchases of fixed maturities, equity investments and limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.

During the three months ended March 31, 2018, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $1.0 million. This use of cash is attributed to principal repayments of $0.7 million on the Mortgage and $0.3 million on the bank loan.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the three months ended March 31, 2018 was $2.9 million.
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
Receipt of dividends from the Insurance Underwriting subsidiaries is not generally considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.0 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $47.2 million and $44.3 million reported at March 31, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by the Company’s Insurance Underwriting, Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction-driven expenses of the Company’s merchant banking activities; investments; and any other extraordinary demands on the holding company, including the purchase of certain investments from the Company’s insurance subsidiaries. See "Regulatory Capital" section below for further discussion.
The holding company’s liquidity of $3.0 million at March 31, 2018 represented approximately three months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-driven expenses of the Company’s merchant

KINGSWAY FINANCIAL SERVICES INC.

banking activities, any new holding company investments or any other extraordinary demands on the holding company. In addition, the holding company owns investments in publicly traded securities and has access to some of the operating cash generated by the Extended Warranty subsidiaries. While these liquid sources do not represent cash of the holding company at March 31, 2018, they do represent future sources of liquidity that make it probable that the holding company will be able to meet its obligations as they become due over the next 12 months.
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2017, surplus as regards policyholders reported by each of our U.S. insurance subsidiaries, with the exception of Mendota, exceeded the 200% threshold.
Kingsway Re, our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year.
The Illinois Department of Insurance ("IDOI") completed in 2016 a financial examination of MCC for the five-year period ending December 31, 2015. No financial statement adjustments were required. The Florida Office of Insurance Regulation ("FOIR") completed in 2016 a financial examination of Amigo for the three-year period ending December 31, 2014 and completed in the first quarter of 2018 a financial examination of Amigo for the two-year period ending December 31, 2016. No financial statement adjustments were required as a result of either examination. In 2017, the MDOC began a financial examination of Mendota and Mendakota for the five-year period ending December 31, 2016. This examination is expected to be completed by June 30, 2018.

As of December 31, 2017, Mendota's RBC was 196%, which is at the company action level, as defined by the NAIC. Mendota has prepared a comprehensive RBC plan, which it filed with the Minnesota Department of Commerce ("MDOC") on March 15, 2018. The comprehensive plan is intended to outline Mendota's future plans, including the current and projected RBC level, and is subject to approval by the MDOC. Included in Mendota’s RBC plan is a proposed action to reduce the limited liability investments, limited liability investment, at fair value and other investments held by Mendota and its wholly owned subsidiaries, primarily by having the holding company purchase these investments from Mendota, MCC and Amigo at their carrying values. At March 31, 2018, Mendota owned $17.0 million of the Company’s $25.7 million of limited liability investments and $4.0 million of the Company’s $8.9 million of limited liability investment, at fair value. In addition, MCC and Amigo, which are wholly owned subsidiaries of Mendota, owned another $3.8 million of the Company’s limited liability investments, $2.2 million of the Company’s $3.3 million of other investments and $2.0 million of the Company’s investment in PWSC.
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
On May 9, 2018, the Company received a letter of intent to acquire Mendota and its wholly owned subsidiaries MCC, Mendakota and Amigo (the "LOI") for a price equal to the statutory surplus of Mendota, which was $29.1 million at March 31, 2018. Following deliberation by the Company’s board of directors, taking into account the recent financial performance of the Insurance Underwriting segment and the time and resources required to successfully execute the RBC plan, the Company decided to execute the LOI and pursue the sale of Mendota, MCC, Mendakota and Amigo. Pursuant to the terms of the LOI, the holding company will redeploy the proceeds from the sale to assist it in acquiring the remainder of the limited liability investments, limited liability investment, at fair value and other investments that will still be owned by Mendota, Mendakota, MCC and Amigo at the time of the closing, which total $29.0 million at March 31, 2018. As the transaction is contemplated in the LOI, at the closing, none of Mendota, MCC, Mendakota or Amigo will own any limited liability investments, limited liability investment, at fair value or other investments. These investments will all be owned by the holding company following the close of the proposed transaction. This transaction is subject to the execution of definitive agreements and regulatory approvals by the MDOC, the FOIR and the IDOI. There can be no assurance that the buyer and the Company will execute definitive agreements or that all required regulatory approvals will be secured. Failing the consummation of the proposed transaction, there can be no assurance that the domiciliary regulators in general, or the MDOC in particular with respect to the continuing financial examination of Mendota and Mendakota,

KINGSWAY FINANCIAL SERVICES INC.

will not propose financial adjustments or take other actions that would be material to the Company’s business, results of operations or financial condition.

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

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2018 and December 31, 2017.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	March 31, 2018	% of Total	December 31, 2017	% of Total
Due in less than one year	14,674	29.1%	11,154	21.0%
Due in one through five years	29,179	57.8%	33,791	63.5%
Due after five through ten years	2,126	4.2%	3,780	7.1%
Due after ten years	4,520	8.9%	4,489	8.4%
Total	50,499	100.0%	53,214	100.0%

At March 31, 2018, 86.9% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at March 31, 2018 and December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of March 31, 2018
Estimated fair value	$51,552	$50,499	$49,446
Estimated increase (decrease) in fair value	$1,053	$—	$(1,053)

As of December 31, 2017
Estimated fair value	$54,411	$53,214	$52,017
Estimated increase (decrease) in fair value	$1,197	$—	$(1,197)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of March 31, 2018, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2018 and December 31, 2017, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 95.6% of those investments rated 'A' or better at March 31, 2018. 'Not Rated' in Table 10 below at December 31, 2017 includes $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	March 31, 2018	December 31, 2017
AAA/Aaa	74.7%	70.6%
AA/Aa	8.1	7.4
A/A	12.8	12.1
Percentage rated A/A2 or better	95.6%	90.1%
BBB/Baa	2.7	2.6
BB/Ba	1.2	1.1
Not rated	0.5	6.2
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2018. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded the Company's disclosure controls and procedures are effective.

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2017 Annual Report.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 14, 2018	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2018	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

