Form 10-Q
period 2018-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2018-08-08
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 8, 2018 was 23,660,855.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $11,605 and $14,707, respectively)	$11,361	$14,541
Equity investments, at fair value (cost of $2,325 and $4,854, respectively)	2,189	4,476
Limited liability investments	5,217	4,922
Limited liability investment, at fair value	4,869	5,771
Other investments, at cost which approximates fair value	1,916	2,321
Short-term investments, at cost which approximates fair value	151	151
Total investments	25,703	32,182
Cash and cash equivalents	24,713	20,781
Investment in investee	4,947	5,230
Accrued investment income	161	331
Service fee receivable, net of allowance for doubtful accounts of $315 and $318, respectively	5,173	4,286
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	7,907	6,536
Deferred acquisition costs, net	6,662	6,325
Property and equipment, net of accumulated depreciation of $13,794 and $11,633, respectively	105,246	107,327
Goodwill	80,112	80,112
Intangible assets, net of accumulated amortization of $8,876 and $8,333, respectively	79,519	80,062
Other assets	3,592	4,302
Assets held for sale	138,804	137,126
Total Assets	$482,539	$484,600
Liabilities and Shareholders' Equity
Liabilities:
Unpaid loss and loss adjustment expenses:
Property and casualty	$2,594	$1,329
Vehicle service agreements	2,615	2,779
Total unpaid loss and loss adjustment expenses	5,209	4,108
Note payable	184,567	186,469
Bank loan	4,417	4,917
Subordinated debt, at fair value	52,822	52,105
Net deferred income tax liabilities	28,796	28,745
Deferred service fees	41,221	39,741
Income taxes payable	2,801	2,644
Accrued expenses and other liabilities	10,946	10,612
Liabilities held for sale	112,866	105,949
Total Liabilities	443,645	435,290

Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at June 30, 2018 and December 31, 2017, respectively; redemption amount of $5,572	5,477	5,461

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	356,609	356,021
Accumulated deficit	(364,917)	(313,487)
Accumulated other comprehensive income (loss)	36,322	(3,852)
Shareholders' equity attributable to common shareholders	28,014	38,682
Noncontrolling interests in consolidated subsidiaries	5,403	5,167
Total Shareholders' Equity	33,417	43,849
Total Liabilities, Class A preferred stock and Shareholders' Equity	$482,539	$484,600

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Service fee and commission income	$9,479	$6,584	$19,670	$12,946
Rental income	3,341	3,341	6,682	6,682
Net investment income (loss)	18	(1,347)	(613)	(1,163)
Net realized (losses) gains	(1)	(1)	9	(1)
(Loss) gain on change in fair value of equity investments	(248)	—	614	—
Other income	1,081	242	1,308	569
Total revenues	13,670	8,819	27,670	19,033
Operating expenses:
Loss and loss adjustment expenses	2,625	1,338	4,247	2,557
Commissions	932	811	1,817	1,579
Cost of services sold	1,464	1,291	3,716	2,595
General and administrative expenses	7,305	6,508	14,702	12,245
Leased real estate segment interest expense	1,546	1,569	3,098	3,143
Total operating expenses	13,872	11,517	27,580	22,119
Operating (loss) income	(202)	(2,698)	90	(3,086)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,519	1,216	2,905	2,375
Amortization of intangible assets	271	289	543	580
Contingent consideration benefit	—	(212)	—	(212)
Loss on change in fair value of debt	142	2,702	1,061	4,591
Equity in net loss (income) of investee	385	145	284	(2,240)
Total other expenses, net	2,317	4,140	4,793	5,094
Loss from continuing operations before income tax expense	(2,519)	(6,838)	(4,703)	(8,180)
Income tax expense	187	1,251	438	1,516
Loss from continuing operations	(2,706)	(8,089)	(5,141)	(9,696)
Income (loss) from discontinued operations, net of taxes	911	(570)	1,318	(447)
(Loss) gain on disposal of discontinued operations, net of taxes	(6,611)	1,017	(6,611)	1,017
Net loss	(8,406)	(7,642)	(10,434)	(9,126)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	108	100	243	205
Less: dividends on preferred stock, net of tax	130	154	259	328
Net loss attributable to common shareholders	$(8,644)	$(7,896)	$(10,936)	$(9,659)
Loss per share - continuing operations:
Basic:	$(0.14)	$(0.39)	$(0.26)	$(0.48)
Diluted:	$(0.14)	$(0.39)	$(0.26)	$(0.48)
(Loss) earnings per share - discontinued operations:
Basic:	$(0.26)	$0.02	$(0.24)	$0.03
Diluted:	$(0.26)	$0.02	$(0.24)	$0.03
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.40)	$(0.37)	$(0.50)	$(0.45)
Diluted:	$(0.40)	$(0.37)	$(0.50)	$(0.45)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,708	21,458	21,708	21,458
Diluted:	21,708	21,458	21,708	21,458

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net loss	$(8,406)	$(7,642)	$(10,434)	$(9,126)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized losses arising during the period	(72)	(1,064)	(437)	(1,227)
Reclassification adjustment for amounts included in net loss	(4)	478	(11)	(29)
Change in fair value of debt attributable to instrument-specific credit risk	778	—	344	—
Equity in other comprehensive loss of limited liability investment	(224)	—	(224)	—
Other comprehensive income (loss)	478	(586)	(328)	(1,256)
Comprehensive loss	(7,928)	(8,228)	(10,762)	(10,382)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	108	102	237	208
Comprehensive loss attributable to common shareholders	$(8,036)	$(8,330)	$(10,999)	$(10,590)
(1) Net of income tax expense of $0 and $0 for the three and six months ended June 30, 2018 and June 30, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities:
Net loss	$(10,434)	$(9,126)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(1,318)	447
Loss (gain) on disposal of discontinued operations, net of taxes	6,611	(1,017)
Equity in net loss (income) of investee	284	(2,240)
Equity in net income of limited liability investments	(164)	166
Loss on change in fair value of limited liability investment	1,152	1,473
Depreciation and amortization expense	2,704	3,187
Contingent consideration benefit	—	(212)
Stock-based compensation expense, net of forfeitures	588	588
Net realized (gains) losses	(9)	1
Gain on change in fair value of equity investments	(614)	—
Loss on change in fair value of debt	1,061	4,591
Deferred income taxes	51	1,090
Amortization of fixed maturities premiums and discounts	32	47
Amortization of note payable premium	(473)	(483)
Changes in operating assets and liabilities:
Service fee receivable, net	(887)	(88)
Other receivables, net	(1,371)	(1,647)
Deferred acquisition costs, net	(337)	(227)
Unpaid loss and loss adjustment expenses	1,101	(523)
Deferred service fees	1,480	2,061
Other, net	(1,193)	(817)
Cash used in operating activities - continuing operations	(1,736)	(2,729)
Cash used in operating activities - discontinued operations	(4,651)	(5,118)
Net cash used in operating activities	(6,387)	(7,847)
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,965	145
Proceeds from sales of equity investments	3,704	—
Purchases of fixed maturities	(1,885)	(192)
Purchases of equity investments	(806)	(506)
Net acquisitions of limited liability investments	(606)	(1,000)
Net proceeds from other investments	405	373
Net proceeds from short-term investments	—	250
Net proceeds from sale of discontinued operations	1,900	1,017
Net purchases of property and equipment	(80)	(450)
Cash provided by (used in) investing activities - continuing operations	7,597	(363)
Cash (used in) provided by investing activities - discontinued operations	(337)	6,772
Net cash provided by investing activities	7,260	6,409
Financing activities:
Principal payments on bank loan	(500)	—
Principal payments on note payable	(1,429)	(1,264)
Cash used in financing activities - continuing operations	(1,929)	(1,264)
Cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(1,929)	(1,264)
Net increase (decrease) in cash and cash equivalents from continuing operations	3,932	(4,356)
Cash and cash equivalents at beginning of period	44,286	36,475
Less: cash and cash equivalents of discontinued operations at begininng of period	23,505	4,513
Cash and cash equivalents of continuing operations at beginning of period	20,781	31,962
Cash and cash equivalents of continuing operations at end of period	$24,713	$27,606

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries.

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
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

agreement fees, maintenance support service fees, warranty product commissions and homebuilder warranty service fees and commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. The revenue recognition policy we utilize for our service fee and commission income aligns with the new guidance; therefore, there were no changes to the way we recognize revenue for the three and six months ended June 30, 2018. Since the adoption of the new standard did not have a material impact on the measurement or recognition of revenue, a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Refer to Note 12, "Revenue from Contracts with Customers," for further details.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires (1) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss); and (2) an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Previously, the Company recorded its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss) and recorded its subordinated debt at fair value with the total change in fair value reported in net income (loss). As a result of the adoption of ASU 2016-01, at January 1, 2018 cumulative net unrealized losses on equity investments of $0.0 million were reclassified from accumulated other comprehensive income (loss) into accumulated deficit and a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss). Prior periods have not been restated to conform to the current presentation.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

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
NOTE 5 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
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

(in thousands)
October 12, 2017
Cash and cash equivalents	$2,071
Other receivables	50
Service fee receivable	1,422
Property and equipment	238
Other assets	205
Goodwill	9,051
Total assets	$13,037

Deferred service fees	$2,079
Accrued expenses and other liabilities	1,089
Total liabilities	$3,168

Purchase price	$9,869
(b)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it has entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota") for an aggregate purchase price equal to Mendota's statutory surplus at June 30, 2018, which is approximately $28.9 million. The transaction is expected to be completed during the third quarter of 2018 subject to the receipt of regulatory approvals. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

As a result of this announcement, Mendota, previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of $8.0 million during the second quarter of 2018, as a result of adjusting the net carrying value of Mendota to be equal to the estimated purchase price. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at June 30, 2018 and December 31, 2017.

Itasca Real Estate Investors, LLC:
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC ("Itasca Real Estate"). During the second quarter of 2018, the Company recognized a gain on disposal of Itasca Real Estate of $0.0 million. As a result of the sale, Itasca Real Estate has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The assets and liabilities of Itasca Real Estate are presented as held for sale in the consolidated balance sheets at December 31, 2017.
Assigned Risk Solutions Ltd.:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2018, the Company received cash consideration, before expenses, for the third annual installment earnout payment of $1.7 million. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million and $1.0 million for the three and six months ended June 30, 2018 and June 30, 2017, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty (formerly Insurance Services) segment, has been classified as a discontinued operation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Summary financial information for Mendota, Itasca Real Estate and ARS included in (loss) income from discontinued operations, net of taxes in the statements of operations for the three and six months ended June 30, 2018 and June 30, 2017 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$22,956	$33,518	$51,592	$66,440
Rental income	4	6	10	12
Net investment income (loss)	570	(1,008)	519	(478)
Net realized (losses) gains	(1)	735	2	1,133
(Loss) gain on change in fair value of equity investments	(77)	—	237	—
Other income	2,445	2,556	4,876	5,027
Total revenues	25,897	35,807	57,236	72,134
Expenses:
Loss and loss adjustment expenses	18,927	26,130	41,728	51,321
Commissions	2,251	5,375	6,442	10,688
General and administrative expenses	3,808	4,872	7,748	10,407
Impairment of intangible assets	—	—	—	250
Total expenses	24,986	36,377	55,918	72,666
Income (loss) from discontinued operations before income tax benefit	911	(570)	1,318	(532)
Income tax benefit	—	—	—	(85)
Income (loss) from discontinued operations, net of taxes	911	(570)	1,318	(447)
(Loss) gain on disposal of discontinued operations, net of taxes:
(Loss) gain on disposal of discontinued operations before income tax expense	(6,611)	1,017	(6,611)	1,017
Income tax expense	—	—	—	—
(Loss) gain on disposal of discontinued operations, net of taxes	(6,611)	1,017	(6,611)	1,017
Total (loss) income from discontinued operations, net of taxes	$(5,700)	$447	$(5,293)	$570

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The assets and liabilities of Mendota and Itasca Real Estate are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of Mendota and Itasca Real Estate at June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$42,714	$38,673
Equity investments, at fair value	3,681	4,518
Limited liability investments	18,427	20,251
Limited liability investment, at fair value	3,629	4,543
Other investments, at cost which approximates fair value	1,400	1,400
Total investments	69,851	69,385
Cash and cash equivalents	18,517	23,505
Accrued investment income	239	195
Premiums receivable, net	27,673	27,855
Other receivables	174	603
Reinsurance recoverable	6,509	108
Prepaid reinsurance premiums	13,493	—
Deferred acquisition costs, net	2,048	6,720
Property and equipment, net	162	903
Intangible assets, net	—	7,553
Other assets	138	299
Assets held for sale	$138,804	$137,126
Liabilities
Unpaid loss and loss adjustment expenses	$58,817	$62,323
Unearned premiums	34,969	36,686
Reinsurance payable	14,869	82
Deferred income tax liability	—	1,586
Accrued expenses and other liabilities	4,211	5,272
Liabilities held for sale	$112,866	$105,949

NOTE 6 INVESTMENTS

As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at June 30, 2018 and December 31, 2017 are summarized in the tables shown below:

(in thousands)	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,503	$—	$76	$5,427
States, municipalities and political subdivisions	624	—	19	605
Mortgage-backed	2,902	—	91	2,811
Corporate	2,576	—	58	2,518
Total fixed maturities	$11,605	$—	$244	$11,361

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,671	$—	$59	$5,612
States, municipalities and political subdivisions	639	—	13	626
Mortgage-backed	2,933	—	57	2,876
Corporate	5,464	—	37	5,427
Total fixed maturities	14,707	—	166	14,541
Equity investments:
Common stock	3,883	—	313	3,570
Warrants - publicly traded	11	47	—	58
Warrants - not publicly traded	960	173	285	848
Total equity investments	4,854	220	598	4,476
Total fixed maturities and equity investments	$19,561	$220	$764	$19,017

Net unrealized gains and losses in the tables above are reported as other comprehensive income (loss) with the exception of net unrealized losses of $0.1 million, at December 31, 2017, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at June 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,924	$4,899
Due after one year through five years	5,378	5,219
Due after five years through ten years	132	125
Due after ten years	1,171	1,118
Total	$11,605	$11,361

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of June 30, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,502	$34	$1,925	$42	$5,427	$76
States, municipalities and political subdivisions	86	2	519	17	605	19
Mortgage-backed	690	13	2,121	78	2,811	91
Corporate	410	5	2,108	53	2,518	58
Total fixed maturities	$4,688	$54	$6,673	$190	$11,361	$244

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,067	$50	$1,545	$9	$5,612	$59
States, municipalities and political subdivisions	626	13	—	—	626	13
Mortgage-backed	2,876	57	—	—	2,876	57
Corporate	2,427	37	—	—	2,427	37
Total fixed maturities	9,996	157	1,545	9	11,541	166
Equity investments:
Common stock	3,570	313	—	—	3,570	313
Warrants	675	285	—	—	675	285
Total equity investments	4,245	598	—	—	4,245	598
Total	$14,241	$755	$1,545	$9	$15,786	$764
There are approximately 64 and 68 individual available-for-sale investments that were in unrealized loss positions as of June 30, 2018 and December 31, 2017, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended June 30, 2018 and June 30, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $5.2 million and $4.9 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income (loss).
Limited liability investment, at fair value represents the Company's investment in 15.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company has made an irrevocable election to account for this investment at fair value. As of June 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $4.9 million and $5.8 million, respectively.
Other investments include collateral loans and are reported at their unpaid principal balance. As of June 30, 2018 and December 31, 2017, the carrying value of other investments totaled $1.9 million and $2.3 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.
During the first quarter of 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Shares Grant Agreement in exchange for cash consideration of $0.3 million. For the six months ended June 30, 2018, the Company recorded a gain of $0.3 million related to this transaction which is included in gain on change in fair value of equity investments in the consolidated statements of operations. No shares were received by the Company under either of the performance share grant agreements as of June 30, 2018.
On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Shares Grant Agreements in exchange for cash consideration of $1.0 million. The Company will record this gain during the third quarter of 2018. Refer to Note 18, "Fair Value of Financial Instruments," for further details regarding the performance shares.
Net investment income (loss) for the three and six months ended June 30, 2018 and June 30, 2017 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income (loss):
Interest from fixed maturities	$57	$49	$90	$83
Dividends	53	102	108	196
Income (loss) from limited liability investments	120	(100)	164	(166)
Loss on change in fair value of limited liability investment, at fair value	(280)	(1,292)	(1,152)	(1,520)
(Loss) gain on change in fair value of warrants - not publicly traded	—	(198)	—	47
Other	77	100	194	212
Gross investment income (loss)	27	(1,339)	(596)	(1,148)
Investment expenses	(9)	(8)	(17)	(15)
Net investment income (loss)	$18	$(1,347)	$(613)	$(1,163)
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and six months ended June 30, 2018 and June 30, 2017 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross realized gains	$—	$—	$10	$—
Gross realized losses	(1)	(1)	(1)	(1)
Net realized (losses) gains	$(1)	$(1)	$9	$(1)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(Loss) gain on change in fair value of equity investments for the three and six months ended June 30, 2018 and June 30, 2017 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (losses) gains recognized on equity investments sold during the period	$(10)	$—	$545	$—
Change in unrealized (losses) gains on equity investments held at end of the period	(238)	—	69	—
(Loss) gain on change in fair value of equity investments	$(248)	$—	$614	$—
Fixed maturities and short-term investments with an estimated fair value of $1.9 million and $1.8 million were on deposit with state and provincial regulatory authorities at June 30, 2018 and December 31, 2017, respectively. From time to time, the Company pledges investments to third parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $1.1 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively.
NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at June 30, 2018 and December 31, 2017 were as follows:

(in thousands, except for percentages)
	June 30, 2018			December 31, 2017
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	31.2%	$3,531	$4,947	31.2%	$3,816	$5,230

The estimated fair value of the Company's investment in ICL at June 30, 2018 in the table above is calculated based on the published closing price of ICL at March 31, 2018 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at June 30, 2018 is $3.3 million.
For the three months ended June 30, 2018 and June 30, 2017, equity in net loss of investee was $0.4 million and $0.1 million, respectively (loss of $0.3 million and income of $2.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively).
On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, at a price of Canadian $0.72 per share, for cash proceeds totaling Canadian $1.3 million.

NOTE 8 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements. Acquisition costs deferred on vehicle service agreements are amortized over the period in which the related revenues are earned.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2018 and June 30, 2017 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance, net	$6,428	$5,867	$6,325	$5,827
Additions	1,256	1,331	2,498	2,317
Amortization	(1,022)	(1,144)	(2,161)	(2,090)
Balance at June 30, net	$6,662	$6,054	$6,662	$6,054
NOTE 9 INTANGIBLE ASSETS
Intangible assets at June 30, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,767	$2,151
Vehicle service agreements in-force	3,680	3,656	24
Customer relationships	3,611	2,183	1,428
In-place lease	1,125	123	1,002
Contract-based revenues	731	147	584
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$88,395	$8,876	$79,519

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Contract-based revenues	731	115	616
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$88,395	$8,333	$80,062
The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively ($0.5 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively).
The tenant relationship and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three and six months ended June 30, 2018 and June 30, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

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
(a)     Property and Casualty
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2018 and June 30, 2017 were as follows:

(in thousands)	June 30, 2018	June 30, 2017
Balance at beginning of period, gross	$1,329	$2,201
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,847
Incurred related to:
Current year	—	—
Prior years	1,647	(1)
Paid related to:
Current year	—	—
Prior years	(410)	(379)
Balance at end of period, net	2,494	1,467
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	100	332
Balance at end of period, gross	$2,594	$1,799
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $1.6 million and favorable development of $0.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The unfavorable development for the six months ended June 30, 2018 was related to an increase in property and casualty loss adjustment expenses at Kingsway Amigo Insurance Company ("Amigo").

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(b)     Vehicle Service Agreements
The results of the comparison and the changes in the provision for vehicle service agreement unpaid loss and loss adjustment expenses as of June 30, 2018 and June 30, 2017 were as follows:

(in thousands)	June 30, 2018	June 30, 2017
Balance at beginning of period	$2,779	$2,915
Incurred related to:
Current year	2,600	2,558
Prior years	—	—
Paid related to:
Current year	(2,502)	(2,616)
Prior years	(262)	(63)
Balance at end of period	$2,615	$2,794

NOTE 11 DEBT
Debt consists of the following instruments at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$174,707	$184,567	$163,059	$176,136	$186,469	$168,477
Bank loan	4,417	4,417	4,163	4,917	4,917	4,864
Subordinated debt	90,500	52,822	52,822	90,500	52,105	52,105
Total	$269,624	$241,806	$220,044	$271,553	$243,491	$225,446

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
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 18, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $0.7 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and June 30, 2018, $0.4 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.1 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Subordinated debt consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Vehicle service agreement fees - IWS	$4,474	$4,333	$9,024	$8,611
Maintenance support service fees - Trinity	1,962	1,818	4,935	3,572
Warranty product commissions - Trinity	736	433	1,232	763
Homebuilder warranty service fees and commissions - PWSC	2,307	—	4,479	—

Service fee and commission income	$9,479	$6,584	$19,670	$12,946

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
Trinity’s warranty product commissions include the commissions from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration equipment. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. Warranty product commissions are earned at the time of the warranty product sales.

PWSC’s homebuilder warranty service fees and commissions include the administrative fees, service fees and commissions collected from the sale of warranties issued by new homebuilders. Homebuilder warranty administrative fees are earned when the home is enrolled and services are rendered. Homebuilder warranty service fees are earned over the warranty period, the majority of which is ten years and is based on homes closed by the builder. The Company estimates deferred service fees for years two through ten of the warranty period, based on historical dispute resolution services experience. Homebuilder warranty commissions are recognized as income on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

which are earned when the claims are closed; an incentive bonus on eligible warranties, which is based on expected ultimate loss ratio targets; and a profit-sharing percentage on expected profits, which is recognized at the time the bonus is received.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2018 and December 31, 2017 were $5.2 million and $4.3 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. We expect to recognize within one year as service fee and commission income approximately 38.3% of the deferred service fees as of June 30, 2018 that are related to contracts with customers. Approximately $8.0 million of service fee and commission income recognized during the six months ended June 30, 2018 was included in deferred service fees as of December 31, 2017.

NOTE 13 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax expense for the three and six months ended June 30, 2018 and June 30, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34%, respectively, to loss from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax benefit at United States statutory income tax rate	$(529)	$(2,325)	$(988)	$(2,781)
Valuation allowance	481	2,207	942	2,764
State income tax	67	22	133	35
Non-deductible compensation	62	101	123	200
Change in unrecognized tax benefits(1)	60	160	130	372
Indefinite life intangibles	21	1,058	41	1,090
Foreign operations subject to different tax rates	(39)	45	(54)	(94)
Other	64	(17)	111	(70)
Income tax expense	$187	$1,251	$438	$1,516
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2018 and December 31, 2017. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2018 and December 31, 2017 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.
The Company carries net deferred income tax liabilities of $28.8 million and $28.7 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.8 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its June 30, 2018 and December 31, 2017 net deferred income tax liabilities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

As of June 30, 2018 and December 31, 2017, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million and $0.2 million related to interest and penalty accruals for the three months ended June 30, 2018 and June 30, 2017, respectively ($0.1 million and $0.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively). At June 30, 2018 and December 31, 2017, the Company carried an accrual for the payment of interest and penalties of $1.0 million and $0.9 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 14 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and six months ended June 30, 2018 and June 30, 2017:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(2,706)	$(8,089)	$(5,141)	$(9,696)
Less: net income attributable to noncontrolling interests	(108)	(100)	(243)	(205)
Less: dividends on preferred stock, net of tax	(130)	(154)	(259)	(328)
Loss from continuing operations attributable to common shareholders	$(2,944)	$(8,343)	$(5,643)	$(10,229)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,458	21,708	21,458
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,458	21,708	21,458
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	21,708	21,458	21,708	21,458
Basic loss from continuing operations per share	$(0.14)	$(0.39)	$(0.26)	$(0.48)
Diluted loss from continuing operations per share	$(0.14)	$(0.39)	$(0.26)	$(0.48)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three and six months ended June 30, 2018 and June 30, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

NOTE 15 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2018:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	651,875	$4.51	0.4	$352
Granted	—	—
Expired	—	—
Outstanding at June 30, 2018	651,875	$4.51	0.1	$—
Exercisable at June 30, 2018	651,875	$4.51	0.1	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2018 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the six months ended June 30, 2018.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards ("Restricted Stock Awards") to certain officers of the Company on March 28, 2014. The Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Awards at June 30, 2018 was $4.6 million. The grant-date fair value of the Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Awards for the six months ended June 30, 2018:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	1,952,665	$4.14
Granted	—	—
Forfeited	—	—
Unvested at June 30, 2018	1,952,665	$4.14

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at June 30, 2018 was $2.2 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2018	500,000	$5.73
Total stock-based compensation expense, net of forfeitures, was $0.3 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively ($0.6 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively).

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below detail the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and June 30, 2017 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the three and six months ended June 30, 2018 and June 30, 2017 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)		Three months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)

Balance at April 1, 2018	$(891)	$(3,286)	$40,021	$—	$35,844

Other comprehensive income (loss) arising during the period	(72)	—	778	(224)	482
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	—	—	—	(4)
Net current-period other comprehensive income (loss)	(76)	—	778	(224)	478

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$(224)	$36,322

(in thousands)		Three months ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at April 1, 2017	$2,901	$(3,780)	$(879)

Other comprehensive loss arising during the period	(1,066)	—	(1,066)
Amounts reclassified from accumulated other comprehensive income (loss)	478	—	478
Net current-period other comprehensive loss	(588)	—	(588)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)		Six months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2018	$(566)	$(3,286)	$—	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	—	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	—	36,643

Other comprehensive income (loss) arising during the period	(430)	—	344	(224)	(310)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	—	—	(11)
Net current-period other comprehensive income (loss)	(441)	—	344	(224)	(321)

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$(224)	$36,322

(in thousands)		Six months ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(1,230)	—	(1,230)
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	—	(29)
Net current-period other comprehensive loss	(1,259)	—	(1,259)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Components of accumulated other comprehensive income (loss) were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reclassification of accumulated other comprehensive income (loss) from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$5	$2	$8	$2
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax expense	5	2	8	2
Income tax expense	—	—	—	—
Loss from continuing operations	5	2	8	2
Income (loss) from discontinued operations, net of taxes	(1)	(480)	3	27
Net loss	$4	$(478)	$11	$29
NOTE 17 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Reinsurance Corporation ("Kingsway Re"). As further discussed in Note 5, "Acquisition and Discontinued Operations," on July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
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
Trinity sells HVAC, standby generator, commercial LED lighting and refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
PWSC sells new home warranty products and provides administration services to home builders and homeowners across the United States. PWSC distributes its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

Revenues and Operating Income by Reportable Segment
Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the unaudited consolidated interim financial statements. The following tables provide financial data used by management. Segment assets are not allocated for management use and, therefore, are not included in the segment disclosures below.
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2018 and June 30, 2017 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Extended Warranty:
Service fee and commission income	9,479	6,584	19,670	12,946
Other income	36	51	102	136
Total Extended Warranty	9,515	6,635	19,772	13,082
Leased Real Estate:
Rental income	3,341	3,341	6,682	6,682
Other income	72	160	219	372
Total Leased Real Estate	3,413	3,501	6,901	7,054
Total segment revenues	12,928	10,136	26,673	20,136
Net investment income (loss)	18	(1,347)	(613)	(1,163)
Net realized (losses) gains	(1)	(1)	9	(1)
(Loss) gain on change in fair value of equity investments	(248)	—	614	—
Other income not allocated to segments	973	31	987	61
Total revenues	$13,670	$8,819	$27,670	$19,033

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and six months ended June 30, 2018 and June 30, 2017 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment operating income:
Extended Warranty	1,659	685	3,230	1,271
Leased Real Estate	618	872	1,492	1,790
Total segment operating income	2,277	1,557	4,722	3,061
Net investment income (loss)	18	(1,347)	(613)	(1,163)
Net realized (losses) gains	(1)	(1)	9	(1)
(Loss) gain on change in fair value of equity investments	(248)	—	614	—
Interest expense not allocated to segments	(1,519)	(1,216)	(2,905)	(2,375)
Other income and expenses not allocated to segments, net	(2,248)	(2,907)	(4,642)	(4,983)
Amortization of intangible assets	(271)	(289)	(543)	(580)
Contingent consideration benefit	—	212	—	212
Loss on change in fair value of debt	(142)	(2,702)	(1,061)	(4,591)
Equity in net (loss) income of investee	(385)	(145)	(284)	2,240
Loss from continuing operations before income tax expense	(2,519)	(6,838)	(4,703)	(8,180)
Income tax expense	187	1,251	438	1,516
Loss from continuing operations	$(2,706)	$(8,089)	$(5,141)	$(9,696)
NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1:

•	Level 1 – Quoted prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investment, at fair value, performance shares and subordinated debt are measured and reported at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Fixed maturities - Fair values of fixed maturities for which no active market exists are derived from quoted market prices of similar instruments or other third party evidence. All classes of the Company’s fixed maturities, primarily consisting of investments in US. Treasury bills and government bonds; obligations of states, municipalities and political subdivisions; mortgage-backed securities; and corporate securities, are classified as Level 2. Level 2 is applied to valuations based upon quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are inactive; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.
The Company engages a third-party vendor who utilizes third-party pricing sources and primarily employs a market approach to determine the fair values of our fixed maturities. The market approach includes primarily obtaining prices from independent third-party pricing services as well as, to a lesser extent, quotes from broker-dealers. Our third-party vendor also monitors market indicators, as well as industry and economic events, to ensure pricing is appropriate. All classes of our fixed maturities are valued using this technique. We have obtained an understanding of our third-party vendor’s valuation methodologies and inputs. Fair values obtained from our third-party vendor are not adjusted by the Company.

The following is a description of the significant inputs, by asset class, used by the third-party pricing services to determine the fair values of our fixed maturities included in Level 2:

•
U.S. government, government agencies and authorities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets and maturity.

•
States, municipalities and political subdivisions are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, new issuances and credit spreads.

•
Mortgage-backed securities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, expected prepayments, expected credit default rates, delinquencies and issue specific information including, but not limited to, collateral type, seniority and vintage.

•
Corporate securities are generally priced using the market approach using pricing vendors. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity and credit spreads.

Equity investments - Fair values of equity investments, including warrants, reflect quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 are as follows:

(in thousands)			June 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,427	$—	$5,427	$—
States, municipalities and political subdivisions	605	—	605	—
Mortgage-backed	2,811	—	2,811	—
Corporate	2,518	—	2,518	—
Total fixed maturities	11,361	—	11,361	—
Equity investments:
Common stock	1,264	1,264	—	—
Warrants	925	54	871	—
Total equity investments	2,189	1,318	871	—
Limited liability investment, at fair value	4,869	—	4,869	—
Other investments	1,916	—	1,916	—
Short-term investments	151	—	151	—
Total assets	$20,486	$1,318	$19,168	$—

Liabilities:
Subordinated debt	$52,822	$—	$52,822	$—
Total liabilities	$52,822	$—	$52,822	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—
States municipalities and political subdivisions	626	—	626	—
Mortgage-backed	2,876	—	2,876	—
Corporate	5,427	—	5,427	—
Total fixed maturities	14,541	—	14,541	—
Equity investments:
Common stock	3,570	3,570	—	—
Warrants	906	58	848	—
Total equity investments	4,476	3,628	848	—
Limited liability investment, at fair value	5,771	—	5,771	—
Other investments	2,321	—	2,321	—
Short-term investments	151	—	151	—
Total assets	$27,260	$3,628	$23,632	$—

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—
Total liabilities	$52,105	$—	$52,105	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

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
On October 25, 2017, the Company executed an agreement to sell 900,000 shares of PIH common stock, at a price of $7.85per share, to Fundamental Global Investors, LLC and/or one or more of its affiliates ("FGI") in two separate transactions for cash proceeds totaling $7.1 million. On November 1, 2017, the Company sold 475,428 of the 900,000 shares of PIH common stock to FGI for cash proceeds totaling $3.7 million. The second transaction, for the sale of the remaining 424,572 shares of PIH common stock for cash proceeds totaling $3.4 million, closed on March 15, 2018 following FGI having obtained the necessary regulatory approvals.

On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, at a price of Canadian $0.72 per share, to FGI for cash proceeds totaling Canadian $1.3 million.

On July 30, 2018, the Company executed an agreement to sell 75,000 shares of PIH common stock, at a price of $7.13 per share, to FGI for cash proceeds totaling $0.5 million.

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
(b)    Guarantees:
The Company provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  These agreements may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2018. No assurances can be given, however, the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company's business, results of operations or financial condition.
As further discussed in Note 5, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2018.
(c)    Commitments:
The Company's subsidiaries, Mendota Insurance Company and Mendakota Casualty Company, have entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At June 30, 2018, the unfunded commitment was $1.0 million.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available and include statements relating to the proposed sale of our insurance subsidiaries. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the failure to consummate the proposed sale of our insurance subsidiaries, the failure to obtain necessary regulatory approvals and the diversion of management time on transaction-related matters. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the insurance, extended warranty, asset management and real estate industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation ("Kingsway Re"). On July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota, Mendakota and MCC. As a result, Mendota, Mendakota and MCC have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo and Kingsway Re previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.
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
Trinity sells heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
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
NON-U.S. GAAP FINANCIAL MEASURE
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentation of net loss, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense that, in addition to segment operating income, includes net investment income (loss), net realized (losses) gains, (loss) gain on change in fair value of equity investments, amortization of intangible assets, contingent consideration benefit, interest expense not allocated to segments, other income and expenses not allocated to segments, net, foreign exchange gains (losses), net, loss on change in fair value of debt and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax expense for the three and six months ended June 30, 2018 and 2017 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report. There has been no material change subsequent to December 31, 2017 to the information previously disclosed in the 2017 Annual Report with respect to these critical accounting estimates and assumptions, except as disclosed below with regard to the provision for unpaid loss and loss adjustment expenses. The Company has modified its disclosure for this critical accounting estimate as follows:
Provision for Unpaid Loss and Loss Adjustment Expenses

Overview

The Company records a provision for unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses. The provision for unpaid losses includes a provision, commonly referred to as case reserves, for losses related to reported claims as well as a provision for losses related to claims incurred but not reported (“IBNR”). The provision for loss adjustment expenses represents the cost to investigate and settle claims.

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

KINGSWAY FINANCIAL SERVICES INC.

Any adjustments to the provision for unpaid loss and loss adjustment expenses are reflected in the consolidated statements of operations in the periods in which they become known, and the adjustments are accounted for as changes in estimates. Even after such adjustments, ultimate liability or recovery may exceed or be less than the revised provisions. An adjustment that increases the provision for unpaid loss and loss adjustment expenses is known as unfavorable development or a deficiency and will reduce net income while an adjustment that decreases the provision is known as favorable development or a redundancy and will increase net income.

Process for Establishing the Provision for Unpaid Loss and Loss Adjustment Expenses

The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both reported and IBNR claims. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's external reserving actuaries.

Factors affecting the provision for unpaid loss and loss adjustment expenses include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims department personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claim-handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.

The process for establishing the provision for loss and loss adjustment expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics and evaluated by the Company’s external reserving actuaries in their analyses to estimate ultimate claim liabilities. Such data is occasionally supplemented with external data as available and when appropriate.

Our Company’s external reserving actuaries use the following generally accepted actuarial loss and loss adjustment expenses reserving methods in our analysis, for each coverage or segment that we analyze:

•
Paid Loss Development - we use historical loss and loss adjustment expense payments over discrete periods of time to estimate future loss and loss adjustment expense payments. Paid development methods assume that the patterns of paid loss and loss adjustment expenses that occurred in past periods will be similar to loss and loss adjustment expense payment patterns that will occur in future periods.

•
Incurred Loss Development - we use historical case incurred loss and loss adjustment expenses (the sum of cumulative loss and loss adjustment expense payments plus outstanding unpaid case losses) over discrete periods of time to estimate future loss and loss adjustment expenses. Incurred development methods assume that the case loss and loss adjustment expenses reserving practices are consistently applied over time.

•
Frequency and Severity - we use historical claim count development over discrete periods of time to estimate future claim counts. We divide projected ultimate claim counts by an exposure base (earned premiums or exposures), select expected claim frequencies from the results, and adjust them for trends based on internal and external information. Concurrently, we divide projected ultimate losses by the projected ultimate claim counts to select expected loss severities. We use internal and external information to trend the severities and combine them with the trended, projected frequencies to develop ultimate loss projections.

The methods above all calculate an estimate of total ultimate losses. Our provision for loss and loss adjustment expenses is calculated by subtracting total paid losses from our estimate of total ultimate losses. Our estimate for IBNR is calculated by subtracting case reserves from our provision for loss and loss adjustment expenses.

Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumptions being meaningful for all coverages or segments. For example, Paid Loss Development does not make use of case reserves, and can be more stable when there are changes to the case reserving process. Frequency and Severity, by estimating the frequency separately from severity, can assist in understanding the underlying dynamics when either frequency or severity is changing substantially.

The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time; therefore, the actual choice of estimation method can change with each evaluation. The estimation methods chosen are those that are believed to produce the most reliable indication at a particular evaluation date.

KINGSWAY FINANCIAL SERVICES INC.

We monitor the actual emergence of loss and loss adjustment expenses data and compare it to the expected emergence implied by our booked estimates. Differences in these are part of our considerations for whether it is appropriate to modify our assumptions for developing the estimated provision for unpaid loss and loss adjustment expenses.

We review the adequacy of the provision for unpaid loss and loss adjustment expenses quarterly. For our year-end analysis, we re-estimate the ultimate losses for each coverage and state, by accident year. This involves performing a complete update of the historical development factors used in our analysis, incorporating the experience of the most recent calendar year. On a quarterly basis, we perform a more limited review, which can entail, for example, a comparison of the expected losses to be paid during the quarter versus actual payments, or other similar comparisons to determine the extent to which a given segment is performing as expected. In some cases, a re-estimation (similar to the year-end analysis) may be determined to be useful as part of a quarterly analysis, and we may make adjustments to ultimate losses in response to the results of this analysis. We adjust carried unpaid loss and loss adjustment expenses as we learn additional information, and reflect these adjustments in the accounting periods in which they are determined.

A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors. Significant structural changes to the available data, product mix or organization can materially impact the provision for loss and loss adjustment expenses. Our 2016 actuarial analysis included certain assumptions regarding improved claim-handling practices that we expected to result from new claim-handling initiatives being implemented by the new claim management team hired in the fall of 2016. These assumptions led us to anticipate a significant reduction in the required provision for loss and loss adjustment expenses at December 31, 2016. These improvements did not materialize as quickly as originally anticipated, in large part due to the disruptions to claim staffing during this period. As a result, the year-end 2017 actuarial analysis removed the explicit adjustments that were made in the 2016 actuarial analysis; otherwise, the 2017 analysis was substantially reliant on historical experience. The anticipated improvements in claim-handling practices are now emerging and are expected to be recognized in future actuarial analyses once sufficient empirical evidence exists to validate the data.

Informed judgment is applied throughout the process. This includes the application of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. As a result, management may have to consider varying individual viewpoints when establishing the provision for unpaid loss and loss adjustment expenses.

Our estimate of the provision for unpaid loss and loss adjustment expenses is proposed each quarter by our external reserving actuaries and approved by an internal management team comprised of our chief executive officer, chief operating officer and chief financial officer; the management of our non-standard automobile insurance companies, including its president, vice president of claims and treasurer; and other selected executives. We begin the process each quarter by responding to detailed information requests submitted by our external reserving actuaries. Upon completion of their estimation analysis of the provision for unpaid loss and loss adjustment expenses, the results are discussed with the internal management team. As part of this discussion, the analyses supporting the actuarial estimates of IBNR by line of business and state for each of our non-standard automobile companies, including separate analyses for our voluntary runoff companies, are reviewed. The external reserving actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated estimates. A review of the resulting variance between the indicated provision for unpaid loss and loss adjustment expenses and the carried provision for unpaid loss and loss adjustment expenses takes place. The internal management team engages in a discussion with the external reserving actuaries and supplies supplemental information in support of assumptions it believes should be challenged. The external reserving actuaries review the supplemental information and return to the internal management team with their recommendation in regards to the provision for unpaid loss and loss adjustment expenses that should be booked to reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the internal management team determines whether the carried provision for unpaid loss and loss adjustment expenses requires adjustment.

Our external reserving actuaries have also developed as part of their actuarial reports to the Company an estimated range around the carried provision at December 31, 2017 of $63.4 million for unpaid loss and loss adjustment expenses for our property and casualty companies inclusive of Mendota, Mendakota and MCC, which have been classified as discontinued operations for all periods presented. Their reports indicate that a carried provision for unpaid loss and loss adjustment expenses anywhere between $54.2 million and $72.7 million for the Company at December 31, 2017 would fall within their reasonable range of estimation. This range does not present a forecast of future redundancy or deficiency since actual development of future paid losses related to the current provision for unpaid loss and loss adjustment expenses may be affected by many variables. The provision for unpaid loss and loss adjustment expenses recorded at December 31, 2017 represents our best estimate of the ultimate amounts that will be paid.

KINGSWAY FINANCIAL SERVICES INC.

To the extent that the ultimate paid losses are higher or lower than the provision for unpaid loss and loss adjustment expenses recorded by the Company at December 31, 2017, the differences would be recorded in the Company’s consolidated statements of operations in the accounting periods in which they are determined. There can be assurance that such differences would not be material.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and six months ended June 30, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017	Change	2018	2017	Change
Segment operating income:
Extended Warranty	1,659	685	974	3,230	1,271	1,959
Leased Real Estate	618	872	(254)	1,492	1,790	(298)
Total segment operating income	2,277	1,557	720	4,722	3,061	1,661
Net investment income (loss)	18	(1,347)	1,365	(613)	(1,163)	550
Net realized (losses) gains	(1)	(1)	—	9	(1)	10
(Loss) gain on change in fair value of equity investments	(248)	—	(248)	614	—	614
Interest expense not allocated to segments	(1,519)	(1,216)	(303)	(2,905)	(2,375)	(530)
Other income and expenses not allocated to segments, net	(2,248)	(2,907)	659	(4,642)	(4,983)	341
Amortization of intangible assets	(271)	(289)	18	(543)	(580)	37
Contingent consideration benefit	—	212	(212)	—	212	(212)
Loss on change in fair value of debt	(142)	(2,702)	2,560	(1,061)	(4,591)	3,530
Equity in net (loss) income of investee	(385)	(145)	(240)	(284)	2,240	(2,524)
Loss from continuing operations before income tax expense	(2,519)	(6,838)	4,319	(4,703)	(8,180)	3,477
Income tax expense	187	1,251	(1,064)	438	1,516	(1,078)
Loss from continuing operations	(2,706)	(8,089)	5,383	(5,141)	(9,696)	4,555
Income (loss) from discontinued operations, net of taxes	911	(570)	1,481	1,318	(447)	1,765
(Loss) gain on disposal of discontinued operations, net of taxes	(6,611)	1,017	(7,628)	(6,611)	1,017	(7,628)
Net loss	(8,406)	(7,642)	(764)	(10,434)	(9,126)	(1,308)
Loss from Continuing Operations and Net Loss
In the second quarter of 2018, we reported loss from continuing operations of $2.7 million compared to $8.1 million in the second quarter of 2017. For the six months ended June 30, 2018, we reported loss from continuing operations of $5.1 million compared to $9.7 million for the six months ended June 30, 2017. The loss from continuing operations for the three months ended June 30, 2018 is primarily due to interest expense not allocated to segments, equity in net loss of investee and loss on change in fair value of equity investments. The loss from continuing operations for the six months ended June 30, 2018 is primarily due to interest expense not allocated to segments, loss on change in fair value of debt and net investment loss. The loss from continuing operations for the three and six months ended June 30, 2017 is primarily due to net investment loss, other income and expenses not allocated to segments, net and loss on change in fair value of debt.

KINGSWAY FINANCIAL SERVICES INC.

For the three months ended June 30, 2018, we reported a net loss of $8.4 million compared to $7.6 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, we reported a net loss of $10.4 million compared to $9.1 million for the six months ended June 30, 2017.
Extended Warranty
The Extended Warranty service fee and commission income increased 43.9% to $9.5 million for the three months ended June 30, 2018 compared with $6.6 million for the three months ended June 30, 2017 ($19.7 million year to date compared to $12.9 million prior year to date, representing a 52.7% increase). The increase in service fee and commission income is primarily reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively. This increase is also partially due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products.
The Extended Warranty operating income was $1.7 million for the three months ended June 30, 2018 compared with $0.7 million for the three months ended June 30, 2017 ($3.2 million year to date compared with $1.3 million prior year to date). The increase in operating income is primarily due to the inclusion of PWSC in 2018, as noted above. PWSC operating income was $0.9 million and $1.6 million for the three and six months ended June 30, 2018, respectively. The increase in operating income also reflects the improved revenues at both Trinity and IWS, partially offset by related increases in cost of services sold at Trinity and general and administrative expenses at both Trinity and IWS, for the three and six months ended June 30, 2018, compared to the same periods in 2017.
Leased Real Estate
In the second quarter of 2018, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the second quarter of 2017 ($6.7 million year to date compared with $6.7 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.6 million for the three months ended June 30, 2018 compared with $0.9 million for the three months ended June 30, 2017 ($1.5 million year to date compared to $1.8 million prior year to date). The decrease in operating income is due to increased legal expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017. Leased Real Estate operating income includes interest expense of $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively ($3.1 million and $3.1 million, respectively, year to date and prior year to date). See "Investments" section below for further discussion.
Net Investment Income (Loss)
Net investment income was $0.0 million in the second quarter of 2018 compared to net investment loss of $1.3 million in the second quarter of 2017 (net investment loss of $0.6 million year to date compared to $1.2 million prior year to date). The increase for the three and six months ended June 30, 2018 is primarily due to a $0.3 million decrease in fair value of the Company's limited liability investment, at fair value recorded for the three months ended June 30, 2018 compared to a $1.3 million decrease in fair value of the Company's limited liability investment, at fair value recorded for the three months ended June 30, 2017 (decrease in fair value of $1.2 million and $1.5 million, respectively, year to date and prior year to date) and an increase in income from limited liability investments recorded for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Net Realized (Losses) Gains
Net realized losses were $0.0 million in the second quarter of 2018 compared to $0.0 million in the second quarter of 2017 (net realized gains of $0.0 million year to date compared to net realized losses of $0.0 million prior year to date).
(Loss) Gain on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.2 million in the second quarter of 2018 compared to zero in the second quarter of 2017 (gain of $0.6 million year to date compared to zero prior year to date). As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The loss on change in fair value of equity investments for the three months ended June 30, 2018 includes realized losses on equity investments sold during the second quarter of 2018 of $0.0 million (realized gains of $0.5 million year to date) and unrealized losses on equity investments held as of June 30, 2018 of $0.2 million (unrealized gains of $0.1 million year to date).

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the second quarter of 2018 was $1.5 million compared to $1.2 million in the second quarter of 2017 ($2.9 million year to date compared to $2.4 million prior year to date). The increase for the three and six months ended June 30, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and six months ended June 30, 2018 compared to the same periods in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.2 million in the second quarter of 2018 compared to $2.9 million in the second quarter of 2017 ($4.6 million year to date compared to $5.0 million prior year to date). The decrease in net expense is primarily due to an increase in other income as a result of the write-off of escheat liabilities and less general and administrative expenses at the holding company, partially offset by an increase in loss and loss adjustment expenses at Amigo for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the second quarter of 2018 compared to $0.3 million in the second quarter of 2017 ($0.5 million year to date compared to $0.6 million prior year to date).
Contingent Consideration Benefit
Contingent consideration benefit was zero in the second quarter of 2018 compared to $0.2 million in the second quarter of 2017 (zero year to date compared to $0.2 million prior year to date). The benefit recorded for the three and six months ended June 30, 2017 is attributable to the Company having executed an agreement with the former owner of Trinity. The asset purchase agreement executed by the Company in 2013 related to the acquisition of Trinity provided for additional payments to the former owner of Trinity contingent upon the achievement of certain targets over future reporting periods.
Loss on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $0.1 million in the second quarter of 2018 compared to $2.7 million in the second quarter of 2017 ($1.1 million year to date compared to $4.6 million prior year to date). The loss for the three and six months ended June 30, 2018 and June 30, 2017 is due to an increase in the fair value of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). See "Debt" section below for further information.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee for the second quarter of 2018 was $0.4 million compared to $0.1 million in the second quarter of 2017 (loss of $0.3 million year to date compared to income of $2.2 million prior year to date). Equity in net (loss) income of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the second quarter of 2018 was $0.2 million compared to $1.3 million in the second quarter of 2017 ($0.4 million year to date compared to $1.5 million prior year to date). See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and six months ended June 30, 2018 and June 30, 2017.

INVESTMENTS
As a result of classifying Mendota, Mendakota and MCC as discontinued operations, the results of their operations are reported separately for all periods presented and their assets are presented as held for sale in the consolidated balance sheets at June 30, 2018 and December 31, 2017. All investment information in the section below has been restated to exclude Mendota, Mendakota and MCC for all periods presented.

KINGSWAY FINANCIAL SERVICES INC.

Portfolio Composition
All of our investments in fixed maturities are classified as available-for-sale and are reported at fair value. All of our equity investments are reported at fair value. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale. At June 30, 2018, we held cash and cash equivalents and investments with a carrying value of $50.4 million. Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,427	10.8%	5,612	10.6%
States, municipalities and political subdivisions	605	1.2%	626	1.2%
Mortgage-backed	2,811	5.6%	2,876	5.4%
Corporate	2,518	5.0%	5,427	10.3%
Total fixed maturities	11,361	22.6%	14,541	27.5%
Equity investments:
Common stock	1,264	2.5%	3,570	6.7%
Warrants	925	1.8%	906	1.7%
Total equity investments	2,189	4.3%	4,476	8.4%
Limited liability investments	5,217	10.3%	4,922	9.3%
Limited liability investment, at fair value	4,869	9.7%	5,771	10.9%
Other investments	1,916	3.8%	2,321	4.4%
Short-term investments	151	0.3%	151	0.3%
Total investments	25,703	51.0%	32,182	60.8%
Cash and cash equivalents	24,713	49.0%	20,781	39.2%
Total	50,416	100.0%	52,963	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and six months ended June 30, 2018 and June 30, 2017.
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

KINGSWAY FINANCIAL SERVICES INC.

At June 30, 2018, the gross unrealized losses for fixed maturities amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At December 31, 2017, the gross unrealized losses for fixed maturities and equity investments amounted to $0.8 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs"). The Company's investments in these LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs and LPs are used in applying the equity method. The difference between the end of the reporting period of the LLCs and LPs and that of the Company is no more than three months. Table 3 below presents additional information pertaining to the limited liability investments at June 30, 2018 and December 31, 2017.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	June 30, 2018	December 31, 2017
Triple net lease limited liability investments	—	1,082
Other real estate related limited liability investments	1,784	110
Non-real estate limited liability investments	3,433	3,730
Total	5,217	4,922
Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s net loss for the three and six months ended June 30, 2018 and June 30, 2017.

TABLE 4 Income from triple net lease investments included in loss from continuing operations
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income from triple net lease limited liability investments	1	—	35	—
Income from CMC operations	513	679	1,206	1,352
Total income included in loss from continuing operations as a result of triple net lease investments and CMC operations	514	679	1,241	1,352
Income from triple net lease limited liability investments in the table above is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income (loss) in the Company's consolidated statements of operations.
Income from CMC operations in the table above for the three months ended June 30, 2018 and June 30, 2017, is comprised of Leased Real Estate segment operating income of $0.6 million and $0.9 million, respectively ($1.5 million and $1.8 million, respectively, year to date and prior year to date), amortization of intangible assets of $0.0 million and $0.0 million, respectively ($0.0 million and $0.0 million, respectively, year to date and prior year to date) and income tax expense of $0.1 million and $0.2 million, respectively ($0.3 million and $0.4 million, respectively, year to date and prior year to date).
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

KINGSWAY FINANCIAL SERVICES INC.

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
Limited Liability Investment, at Fair Value
The Company owns 15.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment income (loss) in the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $4.9 million and $5.8 million, respectively.
The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $0.3 million and $1.3 million related to this investment for the three months ended June 30, 2018 and June 30, 2017, respectively ($1.2 million and $1.5 million, respectively, year to date and prior year to date).

PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
As a result of classifying Mendota, Mendakota and MCC as discontinued operations, the results of their operations are reported separately for all periods presented and their liabilities are presented as held for sale in the consolidated balance sheets at June 30, 2018 and December 31, 2017. All property and casualty unpaid loss and loss adjustment expenses information in the section below has been restated to exclude Mendota, Mendakota and MCC for all periods presented.
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
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2018	December 31, 2017
Non-standard automobile	945	572
Commercial automobile	949	580
Other	700	177
Total	2,594	1,329
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable (in thousands of dollars)

Line of Business	June 30, 2018	December 31, 2017
Non-standard automobile	861	508
Commercial automobile	933	572
Other	700	177
Total	2,494	1,257
Non-Standard Automobile
At June 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC.

Commercial Automobile
At June 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Other
At June 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our other business were $0.7 million and $0.2 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' property and casualty loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase (decrease) in prior years' provision for property and casualty loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unfavorable (favorable) change in provision for property and casualty loss and loss adjustment expenses for prior accident years	1,301	(1)	1,647	(1)
For the three months ended June 30, 2018, the Company reported $1.3 million of unfavorable development for property and casualty loss and loss adjustment expenses from prior accident years (unfavorable development of $1.6 million year to date) compared with favorable development of $0.0 million for the three months ended June 30, 2017 (favorable development of $0.0 million prior year to date). The unfavorable development reported for the three and six months ended June 30, 2018 was related to an increase in property and casualty loss adjustment expenses at Amigo.
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
The Company's subordinated debt is measured and reported at fair value. At June 30, 2018, the carrying value of the subordinated debt is $52.8 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third

KINGSWAY FINANCIAL SERVICES INC.

party used in determining fair value of debt, see Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the six months ended June 30, 2018, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the six months ended June 30, 2018, along with the passage of time, contributed to the $0.7 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and June 30, 2018.
As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $0.7 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and June 30, 2018, $0.4 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $1.1 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Also as a result of the adoption of ASU 2016-01, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss) as of January 1, 2018. As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million reclassification will reverse without being reported in the Company’s consolidated statements of operations. Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts; however, the remaining cumulative change in fair value of subordinated debt expected to be recorded in net income (loss) is no longer expected to be material given the anticipated accounting for the $40.5 million reclassification.

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
Cash Flows from Continuing Operations
During the six months ended June 30, 2018, the Company reported on the unaudited consolidated statements of cash flows $1.7 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $10.4 million and the $1.7 million of net cash used in operating activities from continuing operations can be explained primarily by the $6.6 million loss on disposal of discontinued operations, $2.7 million of depreciation and amortization expense, and the $1.1 million loss on change in fair value of debt, offset by $1.3 million of income from discontinued operations.
During the six months ended June 30, 2018, the net cash provided by investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $7.6 million. This source of cash was driven primarily by the net

KINGSWAY FINANCIAL SERVICES INC.

proceeds from sale of discontinued operations and by proceeds from sales and maturities of fixed maturities, equity investments and other investments in excess of purchases of fixed maturities, equity investments and limited liability investments.
During the six months ended June 30, 2018, the net cash used in financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $1.9 million. This use of cash is attributed to principal repayments of $1.4 million on the Mortgage and $0.5 million on the bank loan.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents from continuing operations during the six months ended June 30, 2018 was $3.9 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.3 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $24.7 million and $20.8 million reported at June 30, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction related expenses; investments; and any other extraordinary demands on the holding company. Specifically pursuant to the definitive agreement to sell Mendota, Mendakota and MCC (the “Acquired Companies”) that the Company announced on July 16, 2018, the Company will redeploy the proceeds

KINGSWAY FINANCIAL SERVICES INC.

from the sale to acquire limited liability investments, equity investments and other investments owned by the Acquired Companies at the time of the closing and to fund $5 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement. See "Regulatory Capital" section below for further discussion.
The holding company’s liquidity of $1.3 million at June 30, 2018 represented between one and two months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction related expenses, any new holding company investments or any other extraordinary demands on the holding company. This $1.3 million represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries and has the unilateral right to give notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, which right the Company previously exercised during the period from the first quarter of 2011 through the fourth quarter of 2015. While these sources do not represent cash of the holding company at June 30, 2018, they do represent future sources of liquidity that make it probable that the holding company will be able to meet its obligations as they become due over the next 12 months.
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
The Illinois Department of Insurance (the "IDOI") completed in 2016 a financial examination of MCC for the five-year period ending December 31, 2015. No financial statement adjustments were required. The Florida Office of Insurance Regulation (the "FOIR") completed in 2016 a financial examination of Amigo for the three-year period ending December 31, 2014 and completed in the first quarter of 2018 a financial examination of Amigo for the two-year period ending December 31, 2016. No financial statement adjustments were required as a result of either examination. In 2017, the Minnesota Department of Commerce (the "MDOC") began a financial examination of Mendota and Mendakota for the five-year period ending December 31, 2016. The completion of this examination has been deferred pending the review by the MDOC and the IDOI of the regulatory filings required to obtain regulatory approval for the acquisition of the Acquired Companies.

As of December 31, 2017, Mendota's RBC was 196%, which is at the company action level, as defined by the NAIC. Mendota has prepared a comprehensive RBC plan, which it filed with the MDOC on March 15, 2018 and which was amended in a filing on June 28, 2018. The comprehensive plan is intended to outline Mendota's future plans, including the current and projected RBC level, and is subject to approval by the MDOC. Included in Mendota’s RBC plan is a proposed action to reduce the limited liability investments, limited liability investment, at fair value and other investments held by Mendota and its wholly owned subsidiaries, primarily by having the holding company purchase these investments from Mendota and MCC at their carrying values.
Achievement of the comprehensive plan depends on future events and circumstances, the outcome of which cannot be assured. As part of the Company’s response to improve Mendota’s RBC and to reduce the risk profile of its business, Mendota entered into a 50% quota share reinsurance agreement with a highly rated reinsurer, effective February 1, 2018, for all premiums written with the exception of premium written in California. The reinsurance arrangement will reduce Mendota’s net premiums written during 2018, which will reduce the risk-based capital charge assigned to the business and should, as a result, improve Mendota’s RBC. MCC also entered into a 50% quota share reinsurance agreement with the same reinsurer, effective February 1, 2018. In order to address the performance of the California premium, Mendota placed additional underwriting restrictions on its California agents during the three months ended March 31, 2018. Beginning May 1, 2018, Mendota stopped writing new business in California and by the end of the second quarter had stopped writing renewal business as well and had surrendered to the California Department of Insurance its certificate of authority to write any business in California, effectively exiting the California market.
Subsequent to the filing of the amended RBC Plan, the Company announced on July 16, 2018 that it had entered into a definitive agreement to sell the Acquired Companies. Pursuant to the definitive agreement, the purchase price equals the June 30, 2018 statutory surplus of the Acquired Companies, as adjusted pursuant to the definitive agreement, currently estimated to be $28.9 million. The Company will redeploy the proceeds from the sale to acquire limited liability investments, the limited liability

KINGSWAY FINANCIAL SERVICES INC.

investment, at fair value, and equity investments owned by the Acquired Companies at the time of the closing. As of the date of this filing, the Acquired Companies owned $23.1 million of such investments to be acquired by the Company at the time of the closing. Also, pursuant to the definitive agreement, the Company is required at the time of the closing to fund $5 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement and to settle any intercompany balances outstanding with Mendota. As a result, the Company is not expected to generate any cash liquidity at the time of the closing as a result of the sale of the Acquired Companies.

The review of the amended RBC Plan by the MDOC has been deferred pending the review by the MDOC and the IDOI of the regulatory filings required to obtain regulatory approval for the acquisition of the Acquired Companies. Failing the consummation of the proposed transaction, there can be no assurance that the domiciliary regulators in general, or the MDOC in particular with respect to the continuing financial examination of Mendota and Mendakota and the review of the amended RBC Plan, will not propose financial adjustments or take other actions that would be material to the Company’s business, results of operations or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 20, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.
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
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board of Directors, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. Our goal is to maximize the total after-tax return on all of our investments. An important strategy we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay loss and loss adjustment expenses.

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2018 and December 31, 2017.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	June 30, 2018	% of Total	December 31, 2017	% of Total
Due in less than one year	4,899	43.1%	3,605	24.8%
Due in one through five years	5,219	45.9%	9,310	64.0%
Due after five through ten years	125	1.1%	345	2.4%
Due after ten years	1,118	9.9%	1,281	8.8%
Total	11,361	100.0%	14,541	100.0%

At June 30, 2018, 89.0% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at June 30, 2018 and December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of June 30, 2018
Estimated fair value	$11,561	$11,361	$11,161
Estimated increase (decrease) in fair value	$200	$—	$(200)

As of December 31, 2017
Estimated fair value	$14,840	$14,541	$14,242
Estimated increase (decrease) in fair value	$299	$—	$(299)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of June 30, 2018, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2018 and December 31, 2017, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at June 30, 2018. 'Not Rated' in Table 10 below at December 31, 2017 represents $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	June 30, 2018	December 31, 2017
AAA/Aaa	73.4%	59.6%
AA/Aa	17.4	8.8
A/A	9.2	10.9
Percentage rated A/A2 or better	100.0%	79.3%
Not rated	—	20.7
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2018. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

2.1
Stock Purchase Agreement By and Among Premier Holdings, LLC, Advantage Auto MGA, LLC, Mendota Insurance Company, Kingsway America Inc. and Kingsway Financial Services Inc., Dated as of July 16, 2018 (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2018, and incorporated herein by reference).

10.1	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 8, 2018	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2018	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

