Form 10-Q
period 2018-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2018-11-09
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 9, 2018 was 22,380,178.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $11,316 and $14,707, respectively)	$11,076	$14,541
Equity investments, at fair value (cost of $2,038 and $4,854, respectively)	1,334	4,476
Limited liability investments	6,230	4,922
Limited liability investment, at fair value	4,529	5,771
Other investments, at cost which approximates fair value	1,917	2,321
Short-term investments, at cost which approximates fair value	151	151
Total investments	25,237	32,182
Cash and cash equivalents	23,591	20,774
Investment in investee	2,827	5,230
Accrued investment income	194	331
Service fee receivable, net of allowance for doubtful accounts of $331 and $318, respectively	6,747	4,286
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	7,877	6,536
Deferred acquisition costs, net	6,899	6,325
Property and equipment, net of accumulated depreciation of $14,875 and $11,683, respectively	104,196	108,008
Goodwill	73,928	80,112
Intangible assets, net of accumulated amortization of $10,232 and $8,333, respectively	84,359	80,062
Other assets	2,560	4,302
Assets held for sale	133,365	136,452
Total Assets	$471,780	$484,600
Liabilities and Shareholders' Equity
Liabilities:
Property and casualty unpaid loss and loss adjustment expenses	$2,292	$1,329
Note payable	183,561	186,469
Bank loan	4,167	4,917
Subordinated debt, at fair value	53,614	52,105
Net deferred income tax liabilities	28,472	28,745
Deferred service fees	46,275	42,257
Income taxes payable	2,501	2,644
Accrued expenses and other liabilities	11,492	10,924
Liabilities held for sale	107,076	105,900
Total Liabilities	439,450	435,290

Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at September 30, 2018 and December 31, 2017, respectively; redemption amount of $5,572	5,486	5,461

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	354,141	356,021
Accumulated deficit	(369,771)	(313,487)
Accumulated other comprehensive income (loss)	36,961	(3,852)
Shareholders' equity attributable to common shareholders	21,331	38,682
Noncontrolling interests in consolidated subsidiaries	5,513	5,167
Total Shareholders' Equity	26,844	43,849
Total Liabilities, Class A preferred stock and Shareholders' Equity	$471,780	$484,600

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Service fee and commission income	$9,104	$7,670	$28,938	$20,738
Rental income	3,341	3,345	10,033	10,041
Net investment (loss) income	(84)	1,289	(697)	126
Net realized losses	(414)	—	(405)	(1)
Gain on change in fair value of equity investments	337	—	951	—
Other income	15	692	1,323	1,261
Total revenues	12,299	12,996	40,143	32,165
Operating expenses:
Claims authorized on vehicle service agreements	1,442	1,387	4,206	4,066
Loss and loss adjustment expenses	(19)	266	1,628	266
Commissions	971	525	2,843	2,154
Cost of services sold	2,033	1,951	5,749	4,546
General and administrative expenses	5,410	6,515	20,078	18,740
Leased real estate segment interest expense	1,540	1,563	4,638	4,706
Total operating expenses	11,377	12,207	39,142	34,478
Operating income (loss)	922	789	1,001	(2,313)
Other expenses (revenues), net:
Interest expense not allocated to segments	1,571	1,261	4,476	3,636
Amortization of intangible assets	1,356	286	1,899	866
Contingent consideration benefit	—	—	—	(212)
Loss on change in fair value of debt	1,450	1,178	2,511	5,769
Gain on disposal of subsidiary	—	—	(17)	—
Equity in net loss (income) of investee	339	897	623	(1,343)
Total other expenses, net	4,716	3,622	9,492	8,716
Loss from continuing operations before income tax (benefit) expense	(3,794)	(2,833)	(8,491)	(11,029)
Income tax (benefit) expense	(147)	120	291	1,636
Loss from continuing operations	(3,647)	(2,953)	(8,782)	(12,665)
Income from discontinued operations, net of taxes	740	1,391	2,069	960
(Loss) gain on disposal of discontinued operations, net of taxes	(1,172)	—	(7,800)	1,017
Net loss	(4,079)	(1,562)	(14,513)	(10,688)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	110	79	353	284
Less: dividends on preferred stock, net of tax	132	(115)	391	213
Net loss attributable to common shareholders	$(4,321)	$(1,526)	$(15,257)	$(11,185)
Loss per share - continuing operations:
Basic:	$(0.18)	$(0.14)	$(0.44)	$(0.61)
Diluted:	$(0.18)	$(0.14)	$(0.44)	$(0.61)
(Loss) earnings per share - discontinued operations:
Basic:	$(0.02)	$0.06	$(0.26)	$0.09
Diluted:	$(0.02)	$0.06	$(0.26)	$0.09
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.20)	$(0.07)	$(0.70)	$(0.52)
Diluted:	$(0.20)	$(0.07)	$(0.70)	$(0.52)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,708	21,559	21,708	21,492
Diluted:	21,708	21,559	21,708	21,492

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss	$(4,079)	$(1,562)	$(14,513)	$(10,688)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized losses arising during the period	(44)	(3,262)	(481)	(4,489)
Reclassification adjustment for amounts included in net loss	6	764	(5)	735
Change in fair value of debt attributable to instrument-specific credit risk	658	—	1,002	—
Equity in other comprehensive income (loss) of limited liability investment	19	—	(205)	—
Other comprehensive income (loss)	639	(2,498)	311	(3,754)
Comprehensive loss	(3,440)	(4,060)	(14,202)	(14,442)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	109	79	346	287
Comprehensive loss attributable to common shareholders	$(3,549)	$(4,139)	$(14,548)	$(14,729)
(1) Net of income tax (benefit) expense of $0 and $0 for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities:
Net loss	$(14,513)	$(10,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of taxes	(2,069)	(960)
Loss (gain) on disposal of discontinued operations, net of taxes	7,800	(1,017)
Equity in net loss (income) of investee	623	(1,343)
Dividend received from investee	780	—
Equity in net (income) loss of limited liability investments	(275)	258
Loss on change in fair value of limited liability investment	1,492	372
Depreciation and amortization expense	5,149	4,089
Contingent consideration benefit	—	(212)
Stock-based compensation (benefit) expense, net of forfeitures	(1,881)	887
Net realized losses	405	1
Gain on change in fair value of equity investments	(951)	—
Loss on change in fair value of debt	2,511	5,769
Deferred income taxes	(273)	1,123
Amortization of fixed maturities premiums and discounts	47	72
Amortization of note payable premium	(707)	(722)
Gain on disposal of subsidiary	17	—
Changes in operating assets and liabilities:
Service fee receivable, net	(2,461)	(1,311)
Other receivables, net	(1,341)	(2,663)
Deferred acquisition costs, net	(574)	(414)
Unpaid loss and loss adjustment expenses	963	(708)
Deferred service fees	4,018	1,603
Other, net	(2,617)	3,623
Cash used in operating activities - continuing operations	(3,857)	(2,241)
Cash used in operating activities - discontinued operations	(12,670)	(11,283)
Net cash used in operating activities	(16,527)	(13,524)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,241	982
Proceeds from sales of equity investments	4,966	—
Purchases of fixed maturities	(1,885)	(192)
Purchases of equity investments	(857)	(4,654)
Net acquisitions of limited liability investments	(1,489)	(1,650)
Net proceeds from other investments	404	3
Net proceeds from short-term investments	—	250
Proceeds from sale of investee	1,001	—
Proceeds from disposal of subsidiary	565	—
Net proceeds from sale of discontinued operations	1,129	860
Net disposals of property and equipment	550	34
Cash provided by (used in) investing activities - continuing operations	9,625	(4,367)
Cash provided by investing activities - discontinued operations	7,270	13,981
Net cash provided by investing activities	16,895	9,614
Financing activities:
Principal payments on bank loan	(750)	—
Principal payments on note payable	(2,201)	(1,951)
Cash used in financing activities - continuing operations	(2,951)	(1,951)
Cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(2,951)	(1,951)
Net increase (decrease) in cash and cash equivalents from continuing operations	2,817	(8,559)
Cash and cash equivalents at beginning of period	44,286	36,475
Less: cash and cash equivalents of discontinued operations at begininng of period	23,512	4,524
Cash and cash equivalents of continuing operations at beginning of period	20,774	31,951
Cash and cash equivalents of continuing operations at end of period	$23,591	$23,392

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries.

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
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investment, at fair value and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2017 Annual Report.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. With the exception of homebuilder warranty service fees, which is discussed further below, the adoption of ASU 2014-09 did not change the way the Company recognized revenue for the three and nine months ended September 30, 2018.
The new guidance affects Professional Warranty Service Corporation's ("PWSC") homebuilder warranty service fees, which will be recognized more slowly as compared to the historic revenue recognition pattern prior to the Company’s adoption of ASU 2014-09. During the third quarter of 2018, the Company corrected its initial adoption of ASU 2014-09 and applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of PWSC’s performance obligations in order to allocate the transaction price to the two separate performance obligations identified. Prior to applying this approach, the Company used a different methodology to allocate the transaction price to the two separate performance obligations. This expected cost plus a margin approach will result in the Company recognizing homebuilder warranty service fees more slowly compared to the previously calculated revenue recognition pattern initially utilized during the six months ended June 30, 2018. During the third quarter of 2018, the Company recorded an adjustment to decrease service fee and commission income by $1.0 million and increase deferred service fees by $1.0 million related to the correction of our prior accounting for PWSC’s homebuilder warranty service fees during the six months ended June 30, 2018. The effect of this adjustment on our previously reported revenues, loss from continuing operations, net loss and loss per share for the three months ended March 31, 2018 and the three and six months ended June 30, 2018, is as follows:

(in thousands)	Three months ended March 31, 2018			Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported (1)	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Total revenues	$14,000	$(497)	$13,503	$13,670	$(493)	$13,177	$27,670	$(990)	$26,680
Loss from continuing operations	(2,435)	(497)	(2,932)	(2,706)	(493)	(3,199)	(5,141)	(990)	(6,131)
Net loss	(2,028)	(497)	(2,525)	(8,406)	(493)	(8,899)	(10,434)	(990)	(11,424)
Loss per share - continuing operations:
Basic	$(0.12)	$(0.03)	$(0.15)	$(0.14)	$(0.02)	$(0.16)	$(0.26)	$(0.05)	$(0.31)
Diluted	$(0.12)	$(0.03)	$(0.15)	$(0.14)	$(0.02)	$(0.16)	$(0.26)	$(0.05)	$(0.31)
Loss per share - net loss attributable to common shareholders:
Basic	$(0.11)	$(0.02)	$(0.13)	$(0.40)	$(0.02)	$(0.42)	$(0.50)	$(0.05)	$(0.55)
Diluted	$(0.11)	$(0.02)	$(0.13)	$(0.40)	$(0.02)	$(0.42)	$(0.50)	$(0.05)	$(0.55)
(1) The Company did not report discontinued operations in its Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 14, 2018; however, the Company is presenting the As Reported column for the three months ended March 31, 2018 as if it had reported total revenues from continuing operations, loss from continuing operations and loss per share from continuing operations to be comparable to the three and six-month periods ended June 30, 2018 as presented in the table above.

As a result of the adoption of ASU 2014-09, the Company also recorded a cumulative effect adjustment to increase accumulated deficit by $0.5 million and increase deferred service fees by $0.5 million. Prior periods have not been restated to conform to the current presentation. Refer to Note 14, "Revenue from Contracts with Customers," for further details.

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
Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The objective of ASU 2016-15 is to reduce diversity in the classification of cash receipts and payments for specific

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. The adoption of the standard did not affect the Company's consolidated statements of cash flows.

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018, the Company granted restricted common stock awards to a nonemployee. Refer to Note 17, "Stock-Based Compensation," for further details.

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
NOTE 5 ACQUISITION, DISPOSAL AND DISCONTINUED OPERATIONS
(a)     Acquisition
Professional Warranty Service Corporation:

On October 12, 2017, the Company acquired 100% of the outstanding shares of PWSC for cash consideration of $10.0 million. As further discussed in Note 19, "Segmented Information," PWSC is included in the Extended Warranty segment. PWSC is based in Virginia and is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. This acquisition allows the Company to grow its portfolio of warranty companies and expand into the home warranty business.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the third quarter of 2018, the Company completed its fair value analysis of the assets acquired and liabilities assumed. Goodwill of $2.9 million was recognized. The goodwill is not deductible for tax purposes. Separately identifiable intangible assets of $6.2 million were recognized resulting from the valuations of acquired customer relationships, non-compete agreement and trade name. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 12, 2017
Cash and cash equivalents	$2,071
Other receivables	50
Service fee receivable	1,422
Deferred tax asset	118
Property and equipment	238
Goodwill	2,867
Intangible assets - subject to amortization	5,569
Intangible asset - not subject to amortization	627
Other assets	206
Total assets	$13,168

Deferred service fees	$2,079
Accrued expenses and other liabilities	1,089
Total liabilities	$3,168

Purchase price	$10,000
(b)     Disposition
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC ("Itasca Real Estate"). As a result of the disposal, the Company recognized a gain of $0.0 million during the second quarter of 2018. The earnings of Itasca Real Estate are included in the consolidated statements of operations through the June 1, 2018 disposal date.
(c)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims.

As a result of this announcement, Mendota, previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of $1.2 million and $9.1 million for the three and nine months ended September 30,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

2018, as a result of adjusting the net carrying value of Mendota to be equal to the final purchase price. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at September 30, 2018 and December 31, 2017.

Assigned Risk Solutions Ltd.:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2018, the Company received cash consideration, before expenses, of $1.7 million for the third annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million and $1.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty (formerly Insurance Services) segment, has been classified as a discontinued operation.
Summary financial information for Mendota and ARS included in (loss) income from discontinued operations, net of taxes in the statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017 is presented below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$16,727	$32,556	$68,319	$98,996
Net investment income	563	1,652	1,082	1,174
Net realized gains	130	1,976	132	3,109
(Loss) gain on change in fair value of equity investments	(122)	—	115	—
Other income	2,184	2,467	7,060	7,490
Total revenues	19,482	38,651	76,708	110,769
Expenses:
Loss and loss adjustment expenses	14,104	27,732	55,832	79,053
Commissions and premium taxes	713	5,128	7,102	15,762
General and administrative expenses	3,925	4,400	11,705	14,829
Impairment of intangible assets	—	—	—	250
Total expenses	18,742	37,260	74,639	109,894
Income from discontinued operations before income tax benefit	740	1,391	2,069	875
Income tax benefit	—	—	—	(85)
Income from discontinued operations, net of taxes	740	1,391	2,069	960
(Loss) gain on disposal of discontinued operations, net of taxes:
(Loss) gain on disposal of discontinued operations before income tax expense	(1,172)	—	(7,800)	1,017
Income tax expense	—	—	—	—
(Loss) gain on disposal of discontinued operations, net of taxes	(1,172)	—	(7,800)	1,017
Total (loss) income from discontinued operations, net of taxes	$(432)	$1,391	$(5,731)	$1,977

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of Mendota at September 30, 2018 and December 31, 2017 are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$40,910	$38,673
Equity investments, at fair value	242	4,518
Limited liability investments	16,236	20,251
Limited liability investment, at fair value	3,453	4,543
Other investments, at cost which approximates fair value	1,400	1,400
Total investments	62,241	69,385
Cash and cash equivalents	18,112	23,512
Accrued investment income	247	195
Premiums receivable, net	25,243	27,855
Other receivables	1	603
Deferred acquisition costs, net	1,130	6,720
Property and equipment, net	138	222
Intangible assets, net	—	7,553
Other assets	26,253	407
Assets held for sale	$133,365	$136,452
Liabilities
Property and casualty unpaid loss and loss adjustment expenses	$56,332	$62,323
Unearned premiums	31,159	36,686
Net deferred income tax liabilities	—	1,586
Accrued expenses and other liabilities	19,585	5,305
Liabilities held for sale	$107,076	$105,900

NOTE 6 INVESTMENTS

As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at September 30, 2018 and December 31, 2017 are summarized in the tables shown below:

(in thousands)	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,504	$—	$75	$5,429
States, municipalities and political subdivisions	622	—	21	601
Mortgage-backed	2,618	—	92	2,526
Corporate	2,572	—	52	2,520
Total fixed maturities	$11,316	$—	$240	$11,076

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,671	$—	$59	$5,612
States, municipalities and political subdivisions	639	—	13	626
Mortgage-backed	2,933	—	57	2,876
Corporate	5,464	—	37	5,427
Total fixed maturities	14,707	—	166	14,541
Equity investments:
Common stock	3,883	—	313	3,570
Warrants - publicly traded	11	47	—	58
Warrants - not publicly traded	960	173	285	848
Total equity investments	4,854	220	598	4,476
Total fixed maturities and equity investments	$19,561	$220	$764	$19,017

Net unrealized gains and losses in the tables above are reported as other comprehensive income (loss) with the exception of net unrealized losses of $0.1 million, at December 31, 2017, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at September 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,138	$5,117
Due after one year through five years	4,937	4,781
Due after five years through ten years	125	117
Due after ten years	1,116	1,061
Total	$11,316	$11,076

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of September 30, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,342	$3	$3,087	$72	$5,429	$75
States, municipalities and political subdivisions	—	—	602	21	602	21
Mortgage-backed	369	9	2,157	83	2,526	92
Corporate	368	2	2,152	50	2,520	52
Total fixed maturities	$3,079	$14	$7,998	$226	$11,077	$240

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,067	$50	$1,545	$9	$5,612	$59
States, municipalities and political subdivisions	626	13	—	—	626	13
Mortgage-backed	2,876	57	—	—	2,876	57
Corporate	2,427	37	—	—	2,427	37
Total fixed maturities	9,996	157	1,545	9	11,541	166
Equity investments:
Common stock	3,570	313	—	—	3,570	313
Warrants	675	285	—	—	675	285
Total equity investments	4,245	598	—	—	4,245	598
Total	$14,241	$755	$1,545	$9	$15,786	$764
There are approximately 64 and 68 individual available-for-sale investments that were in unrealized loss positions as of September 30, 2018 and December 31, 2017, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended September 30, 2018 and September 30, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $6.2 million and $4.9 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income.
Limited liability investment, at fair value represents the Company's investment in 15.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company has made an irrevocable election to account for this investment at fair value. As of September 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $4.5 million and $5.8 million, respectively.
Other investments include collateral loans and are reported at their unpaid principal balance. As of September 30, 2018 and December 31, 2017, the carrying value of other investments totaled $1.9 million and $2.3 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.
During the first quarter of 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. During the third quarter of 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share performance share grant agreement in exchange for cash consideration of $1.0 million. For the three and nine months ended September 30, 2018, the Company recorded a gain, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $1.0 million and $1.3 million, respectively, related to these transactions. No shares were received by the Company under either of the performance share grant agreements as of September 30, 2018.
Net investment (loss) income for the three and nine months ended September 30, 2018 and September 30, 2017 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment (loss) income:
Interest from fixed maturities	$73	$51	$163	$134
Dividends	54	98	162	294
Income (loss) from limited liability investments	111	(92)	275	(258)
(Loss) gain on change in fair value of limited liability investment, at fair value	(340)	1,126	(1,492)	(394)
(Loss) gain on change in fair value of warrants - not publicly traded	—	(25)	—	22
Other	22	135	216	347
Gross investment (loss) income	(80)	1,293	(676)	145
Investment expenses	(4)	(4)	(21)	(19)
Net investment (loss) income	$(84)	$1,289	$(697)	$126
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and nine months ended September 30, 2018 and September 30, 2017 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross realized gains	$—	$—	$10	$—
Gross realized losses	(414)	—	(415)	(1)
Net realized losses	$(414)	$—	$(405)	$(1)

Gain on change in fair value of equity investments for the three and nine months ended September 30, 2018 and September 30, 2017 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net gains recognized on equity investments sold during the period	$905	$—	$1,450	$—
Change in unrealized losses on equity investments held at end of the period	(568)	—	(499)	—
Gain on change in fair value of equity investments	$337	$—	$951	$—
Fixed maturities and short-term investments with an estimated fair value of $1.9 million and $1.8 million were on deposit with state and provincial regulatory authorities at September 30, 2018 and December 31, 2017, respectively. From time to time, the Company pledges investments to third parties as deposits or to collateralize liabilities incurred under its policies of insurance. The amount of such pledged investments was $1.2 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL") and is accounted for under the equity method. The Company's investment in ICL is recorded on a three-month lag basis. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at September 30, 2018 and December 31, 2017 were as follows:

(in thousands, except for percentages)
	September 30, 2018			December 31, 2017
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	22.9%	$2,389	$2,827	31.2%	$3,816	$5,230

The estimated fair value of the Company's investment in ICL at September 30, 2018 in the table above is calculated based on the published closing price of ICL at June 30, 2018 to be consistent with the three-month lag in reporting its carrying value under the equity method. The estimated fair value of the Company's investment in ICL based on the published closing price of ICL at September 30, 2018 is $1.7 million.
Prior to the third quarter of 2018, the Company owned 6,799,499 shares of ICL common stock. On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, having a carrying value of $1.3 million, for $1.0 million. As a result, the Company recorded a loss of $0.3 million on the sale, which is reflected in equity in net loss of investee in the Company’s consolidated statements of operations, and reduced its ownership percentage in ICL to 22.9%.

Also during the third quarter of 2018, the Company received a dividend of $0.8 million from ICL. As a result of the sale and dividend, the carrying value of the Company’s remaining investment in shares of ICL common stock was reduced from $4.9 million as of June 30, 2018 to $2.8 million as of September 30, 2018.

For the three months ended September 30, 2018 and September 30, 2017, equity in net loss of investee was $0.3 million and $0.9 million, respectively (loss of $0.6 million and income of $1.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively).

NOTE 8 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements. Acquisition costs deferred on vehicle service agreements are amortized over the period in which the related revenues are earned.
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2018 and September 30, 2017 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance, net	$6,662	$6,054	$6,325	$5,827
Additions	1,047	1,255	3,545	3,572
Amortization	(810)	(1,068)	(2,971)	(3,158)
Balance at September 30, net	$6,899	$6,241	$6,899	$6,241

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 9 INTANGIBLE ASSETS
Intangible assets at September 30, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,890	$2,028
Vehicle service agreements in-force	3,680	3,663	17
Customer relationships	8,914	3,327	5,587
In-place lease	1,125	139	986
Contract-based revenues	731	162	569
Non-compete	266	51	215
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$94,591	$10,232	$84,359

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Contract-based revenues	731	115	616
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$88,395	$8,333	$80,062
As further discussed in Note 5, "Acquisition, Disposition and Discontinued Operations," during the third quarter of 2018, the Company recorded $6.2 million of separately identifiable intangible assets, related to acquired customer relationships, non-compete agreement and trade name, as part of the acquisition of PWSC. The customer relationships intangible asset of $5.3 million is being amortized over fifteen years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The non-compete agreement intangible asset of $0.3 million is being amortized on a straight-line basis over five years. The trade name intangible asset of $0.6 million is deemed to have an indefinite useful life and is not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $1.4 million and $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively ($1.9 million and $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively).
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three and nine months ended September 30, 2018 and September 30, 2017.
NOTE 10 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The establishment of the provision for unpaid loss and loss adjustment expenses is based on known facts and interpretation of circumstances and is, therefore, a complex and dynamic process influenced by a large variety of factors. These factors include

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

the Company's experience with similar cases and historical trends involving loss payment patterns, pending levels of unpaid loss and loss adjustment expenses, product mix or concentration, loss severity and loss frequency patterns.
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
The results of this comparison and the changes in the provision for property and casualty unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2018 and September 30, 2017 were as follows:

(in thousands)	September 30, 2018	September 30, 2017
Balance at beginning of period, gross	$1,329	$2,201
Less reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,847
Incurred related to:
Current year	—	—
Prior years	1,628	266
Paid related to:
Current year	—	—
Prior years	(672)	(675)
Balance at end of period, net	2,213	1,438
Plus reinsurance recoverable related to property and casualty unpaid loss and loss adjustment expenses	79	55
Balance at end of period, gross	$2,292	$1,493
The Company reported unfavorable development on property and casualty unpaid loss and loss adjustment expenses of $1.6 million and $0.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The unfavorable development for the nine months ended September 30, 2018 and September 30, 2017 was related to an increase in property and casualty loss adjustment expenses due to the continuing voluntary run-off of Kingsway Amigo Insurance Company ("Amigo").
NOTE 11 DEBT
Debt consists of the following instruments at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Note payable	$173,935	$183,561	$172,159	$176,136	$186,469	$168,477
Bank loan	4,167	4,167	3,770	4,917	4,917	4,864
Subordinated debt	90,500	53,614	53,614	90,500	52,105	52,105
Total	$268,602	$241,342	$229,543	$271,553	$243,491	$225,446

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

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
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 20, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.5 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and September 30, 2018, $1.0 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $2.5 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

During the second quarter of 2017, the Company was informed of the landlord's intent to terminate the lease agreement effective October 10, 2017. The Company had the option to vacate the property and effectively terminate the lease earlier than October 10, 2017. As a result of terminating the lease, the Company no longer had continuing involvement with the property and recognized the sale of the property as well as the related gain of $0.7 million for the three and nine months ended September 30, 2017. The gain, which is included in other income in the consolidated statements of operations, results primarily from removing the carrying values of the land, building and finance lease obligation liability from the consolidated balance sheets and from the return of part of the original prepaid rent.

NOTE 13 VEHICLE SERVICE AGREEMENT LIABILITY
Vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement fees are initially recorded as deferred service fees. On a quarterly basis, the Company compares the remaining deferred service fees balance to the estimated amount of expected future claims under the vehicle service agreement contracts and records an additional accrual when the deferred service fees balance is less than expected future claims costs.

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of September 30, 2018 and September 30, 2017 were as follows:

(in thousands)	September 30, 2018	September 30, 2017
Balance at January 1, net	$40,292	$38,713
Deferred service fees for vehicle service agreements sold	15,904	14,129
Recognition of deferred service fees on vehicle service agreements	(13,091)	(12,635)
Liability for claims authorized on vehicle service agreements	4,206	4,066
Payments of claims authorized on vehicle service agreements	(4,138)	(4,129)
Re-estimation of deferred service fees	(252)	(139)
Balance at September 30, net	$42,921	$40,005
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	September 30,	December 31,
	2018	2017
Deferred service fees	$42,590	$40,029
Accrued expenses and other liabilities	331	263
Balance at end of period, net	$42,921	$40,292

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers relates to Extended Warranty segment service fee and commission income. Service fee and commission income represents vehicle service agreement fees, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Vehicle service agreement fees - IWS	$4,766	$4,505	$13,954	$13,238
Maintenance support service fees - Trinity	2,720	2,603	7,655	6,175
Warranty product commissions - Trinity	739	562	1,971	1,325
Homebuilder warranty service fees - PWSC	676	—	4,793	—
Homebuilder warranty commissions - PWSC	203	—	565	—

Service fee and commission income	$9,104	$7,670	$28,938	$20,738

IWS Acquisition Corporation's ("IWS") vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

Trinity Warranty Solutions LLC's ("Trinity") maintenance support service fees include the service fees collected to administer equipment breakdown and maintenance support services and are earned as services are rendered.
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

PWSC’s homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. PWSC receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services.

Standalone selling prices are not directly observable in the contract for each of the separate performance obligations. As a result, PWSC has applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.

For the model related to the warranty administrative services performance obligation, PWSC makes judgments about which of its actual costs are associated with enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. For the model related to the other warranty services performance obligation, PWSC makes judgments about which of its actual costs are associated with activities, such as answering builder or homeowner questions regarding the home warranty and dispute resolution services, which are performed over the life of the warranty coverage period. The relative percentage of expected costs plus a margin associated with the warranty administrative services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the warranty administrative services performance obligation, which PWSC recognizes as earned at the time the home is enrolled and the warranty product is delivered. The relative percentage of expected costs plus a margin associated with the other warranty services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the other warranty services performance obligation, which PWSC recognizes as earned as services are performed over the warranty coverage period.

For the other warranty services performance obligation, PWSC applies an input method of measurement, based on the expected costs plus a margin of providing services, to determine the transfer of its services over the warranty coverage period. PWSC uses historical data regarding the number of calls it receives and activities performed, in addition to the number of homes enrolled, to estimate the number of complaints and dispute resolution requests to be received by year until coverage expires, which allows PWSC to develop a revenue recognition pattern that it believes provides a faithful depiction of the transfer of services over time for the other warranty services performance obligation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

PWSC’s homebuilder warranty commissions include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. PWSC acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions are earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which are earned when the claims are closed, and a profit-sharing bonus on eligible warranties, which is determined based on expected ultimate loss ratio targets and is earned at the time the profit-sharing bonus is received.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2018 and December 31, 2017 were $6.7 million and $4.3 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 35.4% of the deferred service fees as of September 30, 2018. Approximately $12.7 million of service fee and commission income recognized during the nine months ended September 30, 2018 was included in deferred service fees as of December 31, 2017.

NOTE 15 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax (benefit) expense for the three and nine months ended September 30, 2018 and September 30, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34%, respectively, to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax benefit at United States statutory income tax rate	$(797)	$(963)	$(1,783)	$(3,750)
Valuation allowance	998	724	1,940	3,488
Non-deductible compensation	(638)	101	(515)	301
Disposition of subsidiary	332	—	332	—
State income tax	(27)	19	106	54
Change in unrecognized tax benefits(1)	25	64	155	436
Indefinite life intangibles	20	33	61	1,123
Foreign operations subject to different tax rates	(3)	140	(57)	46
Other	(57)	2	52	(62)
Income tax (benefit) expense	$(147)	$120	$291	$1,636
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2018 and December 31, 2017. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2018 and December 31, 2017 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.
The Company carries net deferred income tax liabilities of $28.5 million and $28.7 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.1 million relates to deferred income

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

tax liabilities associated with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.8 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its September 30, 2018 and December 31, 2017 net deferred income tax liabilities.
As of September 30, 2018 and December 31, 2017, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.0 million and $0.1 million related to interest and penalty accruals for the three months ended September 30, 2018 and September 30, 2017, respectively ($0.2 million and $0.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively). At September 30, 2018 and December 31, 2017, the Company carried an accrual for the payment of interest and penalties of $1.0 million and $0.9 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 16 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(3,647)	$(2,953)	$(8,782)	$(12,665)
Less: net income attributable to noncontrolling interests	(110)	(79)	(353)	(284)
(Less) plus: dividends on preferred stock, net of tax	(132)	115	(391)	(213)
Loss from continuing operations attributable to common shareholders	$(3,889)	$(2,917)	$(9,526)	$(13,162)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,559	21,708	21,492
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,559	21,708	21,492
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	21,708	21,559	21,708	21,492
Basic loss from continuing operations per share	$(0.18)	$(0.14)	$(0.44)	$(0.61)
Diluted loss from continuing operations per share	$(0.18)	$(0.14)	$(0.44)	$(0.61)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three and nine months ended September 30, 2018 and September 30, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 17 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2018:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	651,875	$4.51	0.4	$352
Granted	—	—
Expired	(611,875)	4.50
Outstanding at September 30, 2018	40,000	$4.67	1.6	$—
Exercisable at September 30, 2018	40,000	$4.67	1.6	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2018 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the nine months ended September 30, 2018.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at September 30, 2018 was $0.8 million.
During the third quarter of 2018, the Company modified the terms of the 2014 Restricted Stock Awards for two of its officers.
On September 5, 2018, the Company executed an Amended and Restated Restricted Stock Award Agreement ("Amended RSA Agreement") with its former Chief Executive Officer. Under the terms of the Amended RSA Agreement, the former Chief Executive Officer was deemed to have forfeited 1,382,665 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the third quarter of 2018 $2.4 million of compensation expense previously recognized from March 28, 2014 through June 30, 2018.
Pursuant to the terms of the Amended RSA Agreement, the Company granted to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Restricted Stock Award"). The Company deemed the 2018 Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. Pursuant to the terms of the 2013 Plan and the Amended RSA Agreement, the former Chief Executive Officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former Chief Executive Officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 102,550 of the 350,000 shares of the 2018 Restricted Stock Award and recognized payroll tax expense of $0.3 million during the third quarter of 2018.

The remaining 247,450 shares of the 2018 Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. There is no defined term under which the performance conditions must be completed. The unamortized compensation expense for the 2018 Restricted Stock Award will be recognized at the time the performance condition has been satisfied. The grant-date fair value of the 2018 Restricted Stock Award was

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested 2018 Restricted Stock Award at September 30, 2018 was $0.6 million.

On September 15, 2018, the Company executed an Employee Separation Agreement and Release ("Separation Agreement") with a former officer. Under the terms of the Separation Agreement, the former officer forfeited 112,500 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the third quarter of 2018 $0.4 million of compensation expense previously recognized from March 28, 2014 through June 30, 2018.
The Separation Agreement modified the vesting terms related to the remaining 112,500 shares of the original 2014 Restricted Stock Awards ("Modified Restricted Stock Award"), such that they became fully vested on September 22, 2018. The Company deemed the Modified Restricted Stock Award to be taxable to the former officer on the vesting date. Pursuant to the terms of the 2013 Plan and the Separation Agreement, the former officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 32,962 of the 112,500 shares of the Modified Restricted Stock Award and recognized payroll tax expense of $0.1 million during the third quarter of 2018.
The Company also recorded during the third quarter of 2018 $0.2 million of compensation expense equal to the fair value of the remaining 79,538 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at September 30, 2018 was zero.

The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Restricted Stock Award and Modified Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2018:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	1,952,665	$4.14
Granted	350,000	2.55
Vested	(79,538)	2.95
Cancelled for Tax Withholding	(135,512)	2.65
Forfeited	(1,495,165)	4.14
Unvested at September 30, 2018	592,450	$3.48
The unvested balance at September 30, 2018 in the table above is comprised of 345,000 shares of 2014 Restricted Stock Awards and 247,450 shares of 2018 Restricted Stock Award.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(c)     Restricted Stock Units
The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. Each Restricted Stock Unit represents a right to receive one common share on the vesting date. The Restricted Stock Units shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The Restricted Stock Units are amortized on a straight-line basis over the requisite service period. Total unamortized compensation expense related to unvested Restricted Stock Units at September 30, 2018 was $2.1 million. The grant-date fair value of the Restricted Stock Units was determined using the closing price of Kingsway common stock on the date of grant. The following table summarizes the activity related to unvested Restricted Stock Units for the nine months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	500,000	$5.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2018	500,000	$5.73
Total stock-based compensation, net of forfeitures, was a benefit of $2.5 million and an expense of $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively (benefit of $1.9 million and expense of $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively).

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below detail the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and September 30, 2017 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the three and nine months ended September 30, 2018 and September 30, 2017 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)		Three months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Income (Loss) of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)

Balance at July 1, 2018	$(967)	$(3,286)	$40,799	$(224)	$36,322

Other comprehensive income (loss) arising during the period	(44)	—	658	19	633
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	—	—	6
Net current-period other comprehensive income (loss)	(38)	—	658	19	639

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$(205)	$36,961

(in thousands)		Three months ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at July 1, 2017	$2,313	$(3,780)	$(1,467)

Other comprehensive loss arising during the period	(3,263)	—	(3,263)
Amounts reclassified from accumulated other comprehensive income (loss)	764	—	764
Net current-period other comprehensive loss	(2,499)	—	(2,499)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)		Nine months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Income (Loss) of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2018	$(566)	$(3,286)	$—	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	—	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	—	36,643

Other comprehensive income (loss) arising during the period	(474)	—	1,002	(205)	323
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	—	—	(5)
Net current-period other comprehensive income (loss)	(479)	—	1,002	(205)	318

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$(205)	$36,961

(in thousands)		Nine months ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(4,493)	—	(4,493)
Amounts reclassified from accumulated other comprehensive income (loss)	735	—	735
Net current-period other comprehensive loss	(3,758)	—	(3,758)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)
Components of accumulated other comprehensive income (loss) were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reclassification of accumulated other comprehensive income (loss) from unrealized gains (losses) on available-for-sale investments to:
Net realized losses	$3	$2	$11	$4
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax (benefit) expense	3	2	11	4
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations	3	2	11	4
Income from discontinued operations, net of taxes	(9)	(766)	(6)	(739)
Net loss	$(6)	$(764)	$5	$(735)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 19 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Reinsurance Corporation ("Kingsway Re"). As further discussed in Note 5, "Acquisition, Disposition and Discontinued Operations," on October 18, 2018, the Company announced that it had completed the sale of Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2018 and September 30, 2017 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Extended Warranty:
Service fee and commission income	$9,104	$7,670	$28,938	$20,738
Other income	34	34	136	170
Total Extended Warranty	9,138	7,704	29,074	20,908
Leased Real Estate:
Rental income	3,341	3,341	10,023	10,023
Other income	(51)	59	168	431
Total Leased Real Estate	3,290	3,400	10,191	10,454
Total segment revenues	12,428	11,104	39,265	31,362
Rental income not allocated to segments	—	4	10	18
Net investment (loss) income	(84)	1,289	(697)	126
Net realized losses	(414)	—	(405)	(1)
Gain on change in fair value of equity investments	337	—	951	—
Other income not allocated to segments	32	599	1,019	660
Total revenues	$12,299	$12,996	$40,143	$32,165
The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2018 and September 30, 2017 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment operating income:
Extended Warranty	$385	$847	$3,615	$2,118
Leased Real Estate	473	525	1,965	2,315
Total segment operating income	858	1,372	5,580	4,433
Net investment (loss) income	(84)	1,289	(697)	126
Net realized losses	(414)	—	(405)	(1)
Gain on change in fair value of equity investments	337	—	951	—
Interest expense not allocated to segments	(1,571)	(1,261)	(4,476)	(3,636)
Other income and expenses not allocated to segments, net	225	(1,872)	(4,428)	(6,871)
Amortization of intangible assets	(1,356)	(286)	(1,899)	(866)
Contingent consideration benefit	—	—	—	212
Loss on change in fair value of debt	(1,450)	(1,178)	(2,511)	(5,769)
Gain on disposal of subsidiary	—	—	17	—
Equity in net (loss) income of investee	(339)	(897)	(623)	1,343
Loss from continuing operations before income tax (benefit) expense	(3,794)	(2,833)	(8,491)	(11,029)
Income tax (benefit) expense	(147)	120	291	1,636
Loss from continuing operations	$(3,647)	$(2,953)	$(8,782)	$(12,665)
NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investment, at fair value and subordinated debt are measured and reported at fair value.
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
The Company engages a third-party vendor who utilizes third-party pricing sources and primarily employs a market approach to determine the fair values of our fixed maturities. The market approach includes primarily obtaining prices from independent third-party pricing services as well as, to a lesser extent, quotes from broker-dealers. Our third-party vendor also monitors market indicators, as well as industry and economic events, to ensure pricing is appropriate. All classes of our fixed maturities are valued using this technique. The Company has obtained an understanding of our third-party vendor’s valuation methodologies and inputs. Fair values obtained from our third-party vendor are not adjusted by the Company.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

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
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 are as follows:

(in thousands)			September 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,429	$—	$5,429	$—
States, municipalities and political subdivisions	601	—	601	—
Mortgage-backed	2,526	—	2,526	—
Corporate	2,520	—	2,520	—
Total fixed maturities	11,076	—	11,076	—
Equity investments:
Common stock	926	926	—	—
Warrants	408	36	372	—
Total equity investments	1,334	962	372	—
Limited liability investment, at fair value	4,529	—	4,529	—
Other investments	1,917	—	1,917	—
Short-term investments	151	—	151	—
Total assets	$19,007	$962	$18,045	$—

Liabilities:
Subordinated debt	$53,614	$—	$53,614	$—
Total liabilities	$53,614	$—	$53,614	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—
States municipalities and political subdivisions	626	—	626	—
Mortgage-backed	2,876	—	2,876	—
Corporate	5,427	—	5,427	—
Total fixed maturities	14,541	—	14,541	—
Equity investments:
Common stock	3,570	3,570	—	—
Warrants	906	58	848	—
Total equity investments	4,476	3,628	848	—
Limited liability investment, at fair value	5,771	—	5,771	—
Other investments	2,321	—	2,321	—
Short-term investments	151	—	151	—
Total assets	$27,260	$3,628	$23,632	$—

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—
Total liabilities	$52,105	$—	$52,105	$—

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
On October 25, 2017, the Company executed an agreement to sell 900,000 shares of PIH common stock, at a price of $7.85 per share, to Fundamental Global Investors, LLC and/or one or more of its affiliates ("FGI"), a greater than 5% shareholder of the Company, in two separate transactions for cash proceeds totaling $7.1 million. On November 1, 2017, the Company sold 475,428 of the 900,000 shares of PIH common stock to FGI for cash proceeds totaling $3.7 million. The second transaction, for the sale of the remaining 424,572 shares of PIH common stock for cash proceeds totaling $3.4 million, closed on March 15, 2018 following FGI having obtained the necessary regulatory approvals.

On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, at a price of Canadian $0.72 per share, to FGI for cash proceeds totaling Canadian $1.3 million.

On July 30, 2018, the Company executed an agreement to sell 75,000 shares of PIH common stock, at a price of $7.13 per share, to FGI for cash proceeds totaling $0.5 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. Kyle Cerminara is the Chairman of the PIH Board of Directors and the Chief Executive Officer of FGI.
On July 16, 2018, the Company entered into a definitive agreement to sell Mendota to Premier Holdings LLC. Steve Harrison, President of Mendota, is a minority investor in Premier Holdings LLC.
On September 5, 2018, Kingsway America Inc. ("KAI") sold its investment in Itasca Golf Investors LLC to IGI Partners LLC for $1.5 million. Larry G. Swets, Jr., former Chief Executive Officer and current member of the Company's Board of Directors, and Leeann Repta, the Company's Vice President-Operations at the time of the transaction, are members of IGI Partners LLC.
On September 5, 2018, KAI entered into a Senior Advisor Agreement with Larry G. Swets, Jr., its former Chief Executive Officer. The Senior Advisor Agreement is for a one-year term with an annual consulting fee of $300,000.
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
(b)    Guarantees:
The Company provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of the Company.  These agreements may require the Company to compensate the third party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2018. No assurances can be given, however, the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company's business, results of operations or financial condition.
As further discussed in Note 5, "Acquisition, Disposition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At September 30, 2018, the unfunded commitment was $0.8 million.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available and include statements relating to the proposed sale of our insurance subsidiaries. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings and Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the period ended September 30, 2018. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
OVERVIEW
Kingsway is a Canadian holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota Insurance Company ("Mendota"), Mendakota Insurance Company ("Mendakota"), Mendakota Casualty Company ("MCC"), Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation ("Kingsway Re"). On July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota, Mendakota and MCC. On October 18, 2018, the Company announced that the sale was completed. As a result, Mendota, Mendakota and MCC have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo and Kingsway Re previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment (loss) income, net realized losses, gain on change in fair value of equity investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, contingent consideration benefit, loss on change in fair value of debt, gain on disposal of subsidiary and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax (benefit) expense for the three and nine months ended September 30, 2018 and 2017 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"). There has been no material change subsequent to December 31, 2017 to the information previously disclosed in the 2017 Annual Report with respect to these critical accounting estimates and assumptions, except as disclosed below with regard to the provision for unpaid loss and loss adjustment expenses. The Company has modified its disclosure for this critical accounting estimate as follows:
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

Our external reserving actuaries also develop, as part of their annual actuarial report to the Company, an estimated range around the provision for unpaid loss and loss adjustment expenses recorded by the Company. At December 31, 2017, the Company recorded a $1.3 million provision for unpaid loss and loss adjustment expenses. The report of the Company’s external actuaries indicates that a carried provision for unpaid loss and loss adjustment expenses anywhere between $1.2 million and $1.7 million at December 31, 2017 would fall within their reasonable range of estimation. This range does not present a forecast of future redundancy or deficiency since actual development of future paid losses related to the current provision for unpaid loss and loss adjustment expenses may be affected by many variables. The provision for unpaid loss and loss adjustment expenses recorded at December 31, 2017 represents our best estimate of the ultimate amounts that will be paid.

KINGSWAY FINANCIAL SERVICES INC.

To the extent that the ultimate paid losses are higher or lower than the provision for unpaid loss and loss adjustment expenses recorded by the Company, the differences would be recorded in the Company’s consolidated statements of operations in the accounting periods in which they are determined. There can be assurance that such differences would not be material.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Segment operating income:
Extended Warranty	385	847	(462)	3,615	2,118	1,497
Leased Real Estate	473	525	(52)	1,965	2,315	(350)
Total segment operating income	858	1,372	(514)	5,580	4,433	1,147
Net investment (loss) income	(84)	1,289	(1,373)	(697)	126	(823)
Net realized losses	(414)	—	(414)	(405)	(1)	(404)
Gain on change in fair value of equity investments	337	—	337	951	—	951
Interest expense not allocated to segments	(1,571)	(1,261)	(310)	(4,476)	(3,636)	(840)
Other income and expenses not allocated to segments, net	225	(1,872)	2,097	(4,428)	(6,871)	2,443
Amortization of intangible assets	(1,356)	(286)	(1,070)	(1,899)	(866)	(1,033)
Contingent consideration benefit	—	—	—	—	212	(212)
Loss on change in fair value of debt	(1,450)	(1,178)	(272)	(2,511)	(5,769)	3,258
Gain on disposal of subsidiary	—	—	—	17	—	17
Equity in net (loss) income of investee	(339)	(897)	558	(623)	1,343	(1,966)
Loss from continuing operations before income tax (benefit) expense	(3,794)	(2,833)	(961)	(8,491)	(11,029)	2,538
Income tax (benefit) expense	(147)	120	(267)	291	1,636	(1,345)
Loss from continuing operations	(3,647)	(2,953)	(694)	(8,782)	(12,665)	3,883
Income from discontinued operations, net of taxes	740	1,391	(651)	2,069	960	1,109
(Loss) gain on disposal of discontinued operations, net of taxes	(1,172)	—	(1,172)	(7,800)	1,017	(8,817)
Net loss	(4,079)	(1,562)	(2,517)	(14,513)	(10,688)	(3,825)
Loss from Continuing Operations and Net Loss
In the third quarter of 2018, we reported loss from continuing operations of $3.6 million compared to $3.0 million in the third quarter of 2017. For the nine months ended September 30, 2018, we reported loss from continuing operations of $8.8 million compared to $12.7 million for the nine months ended September 30, 2017. The loss from continuing operations for the three months ended September 30, 2018 is primarily due to interest expense not allocated to segments, amortization of intangible assets and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate. The loss from continuing operations for the nine months ended September 30, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate.
The loss from continuing operations for the three months ended September 30, 2017 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, loss on change in fair value of debt and equity in net loss of investee, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income. The loss from continuing operations for the nine months ended September 30, 2017 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate.

KINGSWAY FINANCIAL SERVICES INC.

For the three months ended September 30, 2018, we reported a net loss of $4.1 million compared to $1.6 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we reported a net loss of $14.5 million compared to $10.7 million for the nine months ended September 30, 2017.
Extended Warranty
The Extended Warranty service fee and commission income increased 18.2% to $9.1 million for the three months ended September 30, 2018 compared with $7.7 million for the three months ended September 30, 2017 ($28.9 million year to date compared to $20.7 million prior year to date, representing a 39.6% increase). The increase in service fee and commission income is primarily reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $0.9 million and $5.4 million for the three and nine months ended September 30, 2018, respectively. The increase in service fee and commission income is also partially due to increases at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products.
PWSC's service fee and commission income for the three and nine months ended September 30, 2018 includes an adjustment to correct revenues reported during the six months ended June 30, 2018. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, during the third quarter of 2018, the Company corrected its initial adoption of ASU 2014-09 and applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of PWSC’s performance obligations in order to allocate the transaction price to the two separate performance obligations identified. Prior to applying this approach, the Company used a different methodology to allocate the transaction price to the two separate performance obligations. This expected cost plus a margin approach will result in the Company recognizing homebuilder warranty service fees more slowly compared to the previously calculated revenue recognition pattern initially utilized during the six months ended June 30, 2018. During the third quarter of 2018, the Company recorded an adjustment to decrease service fee and commission income by $1.0 million related to the correction of our prior accounting for PWSC’s homebuilder warranty service fees during the six months ended June 30, 2018. The expected cost plus a margin approach also resulted in service fee and commission income recorded by PWSC during the third quarter of 2018 being lower by an additional $0.5 million compared to what would have been recognized under the previous revenue recognition model related to PWSC’s homebuilder warranty service fees in the third quarter of 2018.
The Extended Warranty operating income was $0.4 million for the three months ended September 30, 2018 compared with $0.8 million for the three months ended September 30, 2017 ($3.6 million year to date compared with $2.1 million prior year to date). The decrease in operating income for the three months ended September 30, 2018 is primarily due to the reduction in PWSC service fee and commission income noted above, partially offset by increased operating income at Trinity and IWS. The increased operating income at Trinity and IWS reflects improved revenues at both Trinity and IWS, partially offset by the related increases in cost of services sold at Trinity and commissions at both Trinity and IWS, for the three months ended September 30, 2018, compared to the same period in 2017.
The increase in operating income for the nine months September 30, 2018 is primarily due to the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC operating income was $0.9 million for the nine months ended September 30, 2018. The increase in operating income also reflects the improved revenues at both Trinity and IWS, partially offset by related increases in cost of services sold at Trinity and general and administrative expenses at both Trinity and IWS, for the nine months ended September 30, 2018, compared to the same period in 2017.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate
In the third quarter of 2018, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the third quarter of 2017 ($10.0 million year to date compared with $10.0 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.5 million for the three months ended September 30, 2018 compared with $0.5 million for the three months ended September 30, 2017 ($2.0 million year to date compared to $2.3 million prior year to date). The decrease in operating income for the nine months ended September 30, 2018 is due to increased legal expenses, compared to the same period in 2017. Leased Real Estate recorded legal expense of $0.2 million for the three months ended September 30, 2018 compared with zero for the three months ended September 30, 2017 ($0.4 million year to date compared to zero prior year to date). Leased Real Estate operating income includes interest expense of $1.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively ($4.6 million and $4.7 million, respectively, year to date and prior year to date). Leased Real Estate operating income for the three three and nine months ended September 30, 2017 also reflects a non-recurring charge of $0.3 million for transaction expenses related to the execution of a lease amendment. See "Investments" section below for further discussion.
Net Investment (Loss) Income
Net investment loss was $0.1 million in the third quarter of 2018 compared to net investment income of $1.3 million in the third quarter of 2017 (net investment loss of $0.7 million year to date compared to net investment income of $0.1 million prior year to date). The decrease for the three and nine months ended September 30, 2018 is primarily due to a $0.3 million decrease in fair value of the Company's limited liability investment, at fair value recorded for the three months ended September 30, 2018 compared to a $1.1 million increase in fair value of the Company's limited liability investment, at fair value recorded for the three months ended September 30, 2017 (decrease in fair value of $1.5 million and $0.4 million, respectively, year to date and prior year to date).
Net Realized Losses
Net realized losses were $0.4 million in the third quarter of 2018 compared to $0.0 million in the third quarter of 2017 ($0.4 million year to date compared to $0.0 million prior year to date). The net realized losses for the three and nine months ended September 30, 2018 resulted from the sale of a limited liability investment as one part of a broader set of arrangements with certain former officers of the Company. Refer to Note 21, "Related Party Transactions," to the unaudited consolidated interim financial statements, for further discussion.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.3 million in the third quarter of 2018 compared to zero in the third quarter of 2017 ($1.0 million year to date compared to zero prior year to date). As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The gain on change in fair value of equity investments for the three months ended September 30, 2018 includes realized gains of $0.9 million ($1.5 million year to date) on equity investments sold during the third quarter of 2018 and unrealized losses of $0.6 million ($0.5 million year to date) on equity investments held as of September 30, 2018.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2018 was $1.6 million compared to $1.3 million in the third quarter of 2017 ($4.5 million year to date compared to $3.6 million prior year to date). The increase for the three and nine months ended September 30, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net income of $0.2 million in the third quarter of 2018 compared to a net expense of $1.9 million in the third quarter of 2017 (net expense of $4.4 million year to date compared to net expense of $6.9 million prior year to date). The following items were recorded as part of Other income and expenses not allocated to segments, net.
Total stock-based compensation, net of forfeitures, was a benefit of $2.5 million and an expense of $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively (benefit of $1.9 million and expense of $0.9 million for

KINGSWAY FINANCIAL SERVICES INC.

the nine months ended September 30, 2018 and September 30, 2017, respectively). During the third quarter of 2018, the Company modified the terms of grants of restricted common stock awards to certain former officers of the Company. Refer to Note 17, "Stock-Based Compensation," to the unaudited consolidated interim financial statements, for further discussion of the restricted stock awards. The Company also record $0.4 million of payroll tax expense and $0.2 million of other expense during the third quarter of 2018 related to these arrangements with its former officers.

The Company recorded a $0.7 million gain for the three and nine months ended September 30, 2017 related to the termination of a financing lease, as further discussed in Note 12, "Finance Lease Obligation Liability," to the unaudited consolidated interim financial statements.

The Company recorded other income of zero and $0.9 million related to the write-off of escheat liabilities for the three and nine months ended September 30, 2018, respectively.

Loss and loss adjustment expenses, net of commissions, at Amigo were an expense of $0.0 million and a benefit of $0.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively (expense of $1.7 million and benefit of $0.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively). Amigo was previously included in the Insurance Underwriting segment along with Mendota, Mendakota and MCC. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.

Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.4 million in the third quarter of 2018 compared to $0.3 million in the third quarter of 2017 ($1.9 million year to date compared to $0.9 million prior year to date). The higher amortization expense for the three and nine months ended September 30, 2018 is related to amortization of intangible assets recorded in conjunction with the Company's acquisition of PWSC on October 12, 2017. During the third quarter of 2018, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWSC, which resulted in the Company recording (i) $0.8 million of amortization expense during the third quarter of 2018 for the period from the date of acquisition through June 30, 2018 and (ii) $0.3 million of amortization expense during the third quarter of 2018 for the period July 1, 2018 through September 30, 2018 related to the intangible assets identified. See Note 5, "Acquisitions, Deconsolidation and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
Contingent Consideration Benefit
Contingent consideration benefit was zero in the third quarter of 2018 compared to zero in the third quarter of 2017 (zero year to date compared to $0.2 million prior year to date). The benefit recorded for the nine months ended September 30, 2017 is attributable to the Company having executed an agreement with the former owner of Trinity. The asset purchase agreement executed by the Company in 2013 related to the acquisition of Trinity provided for additional payments to the former owner of Trinity contingent upon the achievement of certain targets over future reporting periods.
Loss on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $1.5 million in the third quarter of 2018 compared to $1.2 million in the third quarter of 2017 ($2.5 million year to date compared to $5.8 million prior year to date). The loss for the three and nine months ended September 30, 2018 and September 30, 2017 is due to an increase in the fair value of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). See "Debt" section below for further information.
Gain on Disposal of Subsidiary
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC. As a result of the disposal, the Company recognized a gain of $0.0 million during the nine months ended September 30, 2018.

KINGSWAY FINANCIAL SERVICES INC.

Equity in Net (Loss) Income of Investee
Equity in net loss of investee for the third quarter of 2018 was $0.3 million compared to $0.9 million in the third quarter of 2017 (loss of $0.6 million year to date compared to income of $1.3 million prior year to date). Equity in net (loss) income of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for the third quarter of 2018 was $0.1 million compared to income tax expense of $0.1 million in the third quarter of 2017 (income tax expense of $0.3 million year to date compared to $1.6 million prior year to date). See Note 15, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2018 and September 30, 2017.

INVESTMENTS
As a result of classifying Mendota, Mendakota and MCC as discontinued operations, the results of their operations are reported separately for all periods presented and their assets are presented as held for sale in the consolidated balance sheets at September 30, 2018 and December 31, 2017. All investment information in the section below has been restated to exclude Mendota, Mendakota and MCC for all periods presented.
Portfolio Composition
All of our investments in fixed maturities are classified as available-for-sale and are reported at fair value. All of our equity investments are reported at fair value. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale. At September 30, 2018, we held cash and cash equivalents and investments with a carrying value of $48.8 million. Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,429	11.1%	5,612	10.6%
States, municipalities and political subdivisions	601	1.2%	626	1.2%
Mortgage-backed	2,526	5.2%	2,876	5.4%
Corporate	2,520	5.2%	5,427	10.2%
Total fixed maturities	11,076	22.7%	14,541	27.4%
Equity investments:
Common stock	926	1.9%	3,570	6.7%
Warrants	408	0.8%	906	1.7%
Total equity investments	1,334	2.7%	4,476	8.4%
Limited liability investments	6,230	12.8%	4,922	9.3%
Limited liability investment, at fair value	4,529	9.3%	5,771	10.9%
Other investments	1,917	3.9%	2,321	4.4%
Short-term investments	151	0.3%	151	0.3%
Total investments	25,237	51.7%	32,182	60.7%
Cash and cash equivalents	23,591	48.3%	20,774	39.3%
Total	48,828	100.0%	52,956	100.0%

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three and nine months ended September 30, 2018 and September 30, 2017.
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
At September 30, 2018, the gross unrealized losses for fixed maturities amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At December 31, 2017, the gross unrealized losses for fixed maturities and equity investments amounted to $0.8 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary.
Limited Liability Investments
The Company owns investments in various limited liability companies ("LLCs") and limited partnerships ("LPs"). The Company's investments in these LLCs and LPs are accounted for under the equity method of accounting and reported as limited liability investments in the consolidated balance sheets. The most recently available financial statements of the LLCs and LPs are used in applying the equity method. The difference between the end of the reporting period of the LLCs and LPs and that of the Company is no more than three months. Table 3 below presents additional information pertaining to the limited liability investments at September 30, 2018 and December 31, 2017.
TABLE 3 Limited liability investments
(in thousands of dollars)

	Carrying Value
	September 30, 2018	December 31, 2017
Triple net lease limited liability investments	2,793	1,082
Other real estate related limited liability investments	—	110
Non-real estate limited liability investments	3,437	3,730
Total	6,230	4,922

KINGSWAY FINANCIAL SERVICES INC.

Triple Net Lease Investments
Table 4 below presents total income from triple net lease investments included in the Company’s loss from continuing operations for the three and nine months ended September 30, 2018 and September 30, 2017.

TABLE 4 Income from triple net lease investments included in loss from continuing operations
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income from triple net lease limited liability investments	104	47	139	47
Income from CMC operations	491	434	1,697	1,786
Total income included in loss from continuing operations as a result of triple net lease investments and CMC operations	595	481	1,836	1,833
Income from triple net lease limited liability investments in the table above is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment (loss) income in the Company's consolidated statements of operations.
Income from CMC operations in the table above for the three months ended September 30, 2018 and September 30, 2017, is comprised of Leased Real Estate segment operating income of $0.5 million and $0.5 million, respectively ($2.0 million and $2.3 million, respectively, year to date and prior year to date), amortization of intangible assets of $0.0 million and $0.0 million, respectively ($0.0 million and $0.0 million, respectively, year to date and prior year to date) and income tax benefit of $0.0 million and income tax expense of $0.1 million, respectively (income tax expense of $0.2 million and $0.5 million, respectively, year to date and prior year to date).
With respect to CMC, the Company expects to record income each year based upon the rental income recognized under its existing triple net lease agreement on the Real Property less operating expenses, which are comprised principally of interest on the Mortgage and depreciation and amortization of certain of the assets acquired. Over the next three years, the Company generally expects to recognize in its consolidated statements of operations income of approximately $2.8 to $3.1 million per year, before legal expenses, related to its ownership of CMC. Effective beginning the first quarter of 2017, the Company executed a lease amendment between CMC and its tenant under which the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, remains likely to occur only upon the occurrence of one of the three events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events. Refer to the "Liquidity and Capital Resources" section below for further discussion.
Limited Liability Investment, at Fair Value
The Company owns 15.9% of the outstanding units of 1347 Investors LLC ("1347 Investors"). The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investment, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in net investment (loss) income in the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value was $4.5 million and $5.8 million, respectively.
The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The Company recorded net investment loss of $0.3 million and net investment income of $1.1 million related to this investment for the three months ended September 30, 2018 and September 30, 2017, respectively (net investment loss of $1.5 million and $0.4 million, respectively, year to date and prior year to date).

KINGSWAY FINANCIAL SERVICES INC.

PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
As a result of classifying Mendota, Mendakota and MCC as discontinued operations, the results of their operations are reported separately for all periods presented and their liabilities are presented as held for sale in the consolidated balance sheets at September 30, 2018 and December 31, 2017. All property and casualty unpaid loss and loss adjustment expenses information in the section below has been restated to exclude Mendota, Mendakota and MCC for all periods presented.
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
TABLE 5 Provision for property and casualty unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2018	December 31, 2017
Non-standard automobile	815	572
Commercial automobile	854	580
Other	623	177
Total	2,292	1,329
TABLE 6 Provision for property and casualty unpaid loss and loss adjustment expenses - net of reinsurance recoverable (in thousands of dollars)

Line of Business	September 30, 2018	December 31, 2017
Non-standard automobile	761	508
Commercial automobile	829	572
Other	623	177
Total	2,213	1,257
Non-Standard Automobile
At September 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.8 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Commercial Automobile
At September 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our commercial automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Other
At September 30, 2018 and December 31, 2017, the gross provisions for property and casualty unpaid loss and loss adjustment expenses for our other business were $0.6 million and $0.2 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' property and casualty loss and loss adjustment expenses is presented in Table 7.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 (Decrease) increase in prior years' provision for property and casualty loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(Favorable) unfavorable change in provision for property and casualty loss and loss adjustment expenses for prior accident years	(19)	267	1,628	266
For the three months ended September 30, 2018, the Company reported $0.0 million of favorable development for property and casualty loss and loss adjustment expenses from prior accident years (unfavorable development of $1.6 million year to date) compared with unfavorable development of $0.3 million for the three months ended September 30, 2017 (unfavorable development of $0.3 million prior year to date). The favorable development reported for the three months ended September 30, 2018 was related to a decrease in property and casualty loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development reported for the nine months ended September 30, 2018 was related to an increase in property and casualty loss adjustment expenses due to the continuing voluntary run-off of Amigo.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.
The Company's subordinated debt is measured and reported at fair value. At September 30, 2018, the carrying value of the subordinated debt is $53.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the nine months ended September 30, 2018, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2018, along with the passage of time, contributed to the $1.5 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and September 30, 2018.
As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.5 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and September 30, 2018, $1.0 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $2.5 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Also as a result of the adoption of ASU 2016-01, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss) as of January 1, 2018. As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Cash Flows from Continuing Operations
During the nine months ended September 30, 2018, the Company reported on the unaudited consolidated statements of cash flows $3.9 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $14.5 million and the $3.9 million of net cash used in operating activities from continuing operations can be explained primarily by the $7.8 million loss on disposal of discontinued operations, $5.1 million of depreciation and amortization expense, the $2.5 million loss on change in fair value of debt and the increase in deferred service fees of $4.0 million, offset by $2.1 million of income from discontinued operations, $1.9 million of stock-based compensation benefit, the $2.5 million increase in service fee receivable, the $1.3 million increase in other receivables and the $1.0 million gain on change in fair value of equity investments.
During the nine months ended September 30, 2018, the net cash provided by investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $9.6 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments, other investments and investee in excess of purchases of fixed maturities, equity investments and limited liability investments; proceeds from disposal of subsidiary; and the net proceeds from sale of discontinued operations.
During the nine months ended September 30, 2018, the net cash used in financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $3.0 million. This use of cash is attributed to principal repayments of $2.2 million on the Mortgage and $0.8 million on the bank loan.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents from continuing operations during the nine months ended September 30, 2018 was $2.8 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income. The Company's insurance subsidiaries fund their obligations primarily through investment income and maturities in the investments portfolios.
The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities and certain excess cash flow from the Company’s Extended Warranty subsidiaries. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
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

KINGSWAY FINANCIAL SERVICES INC.

restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event). The Lease Amendment has not triggered the payment of service fees to the Service Provider.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.5 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $23.6 million and $20.8 million reported at September 30, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction related expenses; investments; and any other extraordinary demands on the holding company. Specifically pursuant to the definitive agreement to sell Mendota, Mendakota and MCC (the “Acquired Companies”) that the Company completed on October 18, 2018, the Company has redeployed the proceeds from the sale to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments owned by the Acquired Companies at the time of the closing and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement. See "Regulatory Capital" section below for further discussion.
The holding company’s liquidity of $2.5 million at September 30, 2018 represented approximately six months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. As a result of this action, the projected obligations of the holding company for the subsequent twelve-month period have been reduced by approximately $6.2 million based upon current LIBOR. The holding company’s liquidity of $2.5 million at September 30, 2018 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries. While these sources do not represent cash of the holding company at September 30, 2018, they do represent future sources of liquidity that make it probable that the holding company will be able to meet its obligations as they become due over the next 12 months.
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2017, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 22, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. We have exposure to market risk through our investment activities and our financing activities.

KINGSWAY FINANCIAL SERVICES INC.

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

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2018 and December 31, 2017.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	September 30, 2018	% of Total	December 31, 2017	% of Total
Due in less than one year	5,117	46.2%	3,605	24.8%
Due in one through five years	4,781	43.2%	9,310	64.0%
Due after five through ten years	117	1.0%	345	2.4%
Due after ten years	1,061	9.6%	1,281	8.8%
Total	11,076	100.0%	14,541	100.0%

At September 30, 2018, 89.4% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at September 30, 2018 and December 31, 2017.
TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of September 30, 2018
Estimated fair value	$11,248	$11,076	$10,904
Estimated increase (decrease) in fair value	$172	$—	$(172)

As of December 31, 2017
Estimated fair value	$14,840	$14,541	$14,242
Estimated increase (decrease) in fair value	$299	$—	$(299)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of September 30, 2018, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
Equity Risk

KINGSWAY FINANCIAL SERVICES INC.

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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2018 and December 31, 2017, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at September 30, 2018. 'Not Rated' in Table 10 below at December 31, 2017 represents $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2018	December 31, 2017
AAA/Aaa	74.1%	59.6%
AA/Aa	12.8	8.8
A/A	13.1	10.9
Percentage rated A/A2 or better	100.0%	79.3%
Not rated	—	20.7
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2018. Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
During the third quarter of 2018, the Company corrected its initial adoption of ASU 2014-09 and recorded an adjustment to decrease service fee and commission income by $1.0 million and increase deferred service fees by $1.0 million related to the correction of our prior accounting for PWSC’s homebuilder warranty service fees during the six months ended June 30, 2018. This adjustment caused the Company to reevaluate its disclosure controls and procedures at March 31, 2018 and June 30, 2018. Despite the Company’s determination pursuant to its SAB 99 analysis that the error is not material, the Company considered not only the actual error but also the potential for the error to be material. Because of this analysis, the Company determined that the error could have been material and the Company’s existing controls might not have been designed effectively to prevent a material misstatement to the financial statements. As a result, the Company has concluded that, as of March 31, 2018 and June 30, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting related to the adoption of ASU 2014-09. Subsequent to June 30, 2018, the Company’s management enhanced its internal control over financial reporting related to the adoption of new accounting standards by including a control to engage outside accounting expertise to assist the Company in reviewing the adoption of new accounting standards. During the third quarter of 2018, the Company implemented and tested this enhanced internal control related to the adoption of ASU 2014-09

KINGSWAY FINANCIAL SERVICES INC.

in order to remediate fully this material weakness. As a result, the Company's principal executive officer and principal financial officer concluded the Company's disclosure controls and procedures are effective at September 30, 2018.

Changes in Internal Control over Financial Reporting
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except with respect to the material weakness described above.

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

KINGSWAY FINANCIAL SERVICES INC.

Item 1A. Risk Factors
As a result of the sale of Mendota, which was completed on October 18, 2018, the Company has amended the risk factors disclosed in our 2017 Annual Report as follows.
FINANCIAL RISK
We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of September 30, 2018, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December, 2032. Because of our substantial outstanding recourse debt:

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
Our outstanding recourse debt of $90.5 million principal value bears interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. As of September 30, 2018, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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

KINGSWAY FINANCIAL SERVICES INC.

due and payable. Upon such an event, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
The Investment Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Corporation.
The Real Property (as defined herein) is leased pursuant to a long-term triple net lease and the failure of the tenant to satisfy its obligations under the lease may adversely affect the condition of the Real Property or the results of the Leased Real Estate segment.
Because the Real Property is leased pursuant to a long-term triple net lease, we depend on the tenant to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities. There can be no assurance that the tenant will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under the lease. The inability or unwillingness of the tenant to meet its rent obligations to CMC Industries, Inc. (“CMC”) or to satisfy its other obligations, including indemnification obligations, could materially adversely affect the business, financial position or results of operations of our Leased Real Estate segment. Furthermore, the inability or unwillingness of the tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Real Property.
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
We depend on our investments for a substantial portion of our liquidity. Our investments include fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations and financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
Our investments also include limited liability investments and a limited liability investment, at fair value. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Corporation’s ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.
We provided indemnity and hold harmless agreements to a third party, which could materially adversely affect our business, results of operations and financial condition.
We provided indemnity and hold harmless agreements to a third party for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during a period of the time Lincoln General was a subsidiary of ours. These agreements may require us to compensate the third-party if Lincoln General is unable to fulfill its obligations relating to the customs bonds. Our potential exposure under these agreements is not determinable, and no liability has been recorded in our consolidated financial statements. No assurances can be given, however, that we will not be required to perform under these agreements in a manner that has a material adverse effect on our business, results of operations and financial condition.
We provided certain indemnifications to the buyer of our non-standard automobile businesses, which could materially adversely affect our business, results of operations and financial condition.
On July 16, 2018, we announced we had entered into a definitive agreement to sell our non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, we completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, we will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. Our potential exposure under these indemnity obligations is not determinable, and no assurances can be given that we will not be required to perform under these indemnity obligations in a manner that has a material adverse effect on our business, results of operations and financial condition.
We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes in excess of $800 million as of September 30, 2018. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.
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

KINGSWAY FINANCIAL SERVICES INC.

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
In order to reduce the likelihood that we would experience an ownership change without the approval of our Board of Directors, our shareholders ratified and approved the tax benefit preservation plan agreement (the "Plan"), dated as of September 28, 2010, between the Corporation and Computershare Investor Services Inc., as rights agent, for the sole purpose of protecting the U.S. NOLs. The Plan expired on September 28, 2013. There can be no assurance that our Board of Directors will recommend to our shareholders that a similar tax benefit preservation plan be approved to replace the expired Plan; furthermore, there can be no assurance that our shareholders would approve any new tax benefit preservation plan were our Board of Directors to present one for shareholder approval. The expiration of the Plan, without a new tax benefit preservation plan, exposes us to certain changes in share ownership that we would not be able to prevent as we would have been able to prevent under the Plan. Such changes in share ownership could trigger an ownership change as defined under Section 382 resulting in restrictions on the use of NOLs in future periods, as discussed above.
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

KINGSWAY FINANCIAL SERVICES INC.

COMPLIANCE RISK
If we fail to comply with applicable insurance and securities laws or regulatory requirements, our business, results of operations and financial condition could be adversely affected.
As a publicly traded holding company currently listed on the Toronto and New York Stock Exchange, we are subject to numerous laws and regulations. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators.
In light of financial performance and a number of material transactions executed over the years, the Corporation has been asked to respond to questions from and provide information to regulatory bodies overseeing insurance and/or securities laws in Canada and the United States. The Corporation has cooperated in all respects with these reviews and has responded to information requests on a timely basis.
Any failure to comply with applicable laws or regulations could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations could materially adversely affect our business, results of operations and financial condition. It is not possible to predict the future impact of changing federal, state and provincial regulation on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations.
Our business is subject to risks related to litigation and regulatory actions.
In connection with our operations in the ordinary course of business, we are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that would be incurred in connection with any of the various proceedings at this time, it is possible an individual action would result in a loss having a material adverse effect on our business, results of operations or financial condition.
Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm has in the past reported on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of our 2016 Annual Report, we previously identified a material weakness as of December 31, 2016 in our internal control over financial reporting related to income tax accounting for non-routine transactions.
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
We have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team and ultimately selling Mendota on October 18, 2018, with the objective of focusing on our Extended Warranty segment, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively impact our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
We may experience difficulty continuing to reduce our holding company expenses while at the same time retaining staff given the significant reduction in size and scale of our businesses.
We have divested a number of subsidiaries. At the same time, we have been downsizing our holding company expense base in an attempt to compensate for the reduction in scale. There can be no assurance that our remaining businesses will produce enough cash flow to adequately compensate and retain staff and to service our other holding company obligations, particularly the interest expense burden of our remaining outstanding debt.

KINGSWAY FINANCIAL SERVICES INC.

The highly competitive environment in which we operate could have an adverse effect on our business, results of operations and financial condition.
The vehicle service agreement market in which we compete is comprised of a few large companies, which market service agreements to credit unions on a national basis and have significantly more financial, marketing and management resources than we do, as well as several other companies that are somewhat similar in size to IWS that market service agreements to credit unions either on a regional basis or a less robust national basis. The homebuilder warranty market in which we operate is comprised of several competitors. There may also be other companies of which we are not aware that may be planning to enter the vehicle service agreement industry.
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
As a result of our having previously spun off 1347 Property Insurance Holdings, Inc. ("PIH") and Atlas Financial Holdings, Inc. ("Atlas"); formed 1347 Capital Corp., which later entered into a business combination with Limbach Holdings, Inc. ("Limbach"); and invested in Itasca Capital Ltd. ("ICL") and 1347 Energy Holdings LLC ("1347 Energy"), entities in which we hold investments, we have executive officers who also serve as directors for PIH, Atlas, Limbach, ICL and 1347 Energy and who serve as executive officers, pursuant to a management services agreement, for ICL. Our executive officers and members of our Corporation's board of directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at PIH, Atlas, Limbach, ICL and 1347 Energy have fiduciary duties to those companies’ stockholders. We may find, though, the potential for a conflict of interest if our Corporation and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our executive officers who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our executive officers who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. Our Audit Committee reviews potential conflicts that may arise on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each entity. From time to time, we may enter into transactions with or participate jointly in investments with PIH, Atlas, Limbach, ICL or 1347 Energy. There can be no assurance that we will not create new situations where our directors or executive officers serve as directors or executive officers in future investment holdings of our Corporation.
OPERATIONAL RISK
Our provisions for unpaid loss and loss adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our provisions for unpaid loss and loss adjustment expenses at Kingsway Amigo Insurance Company (“Amigo”) do not represent an exact calculation of our actual liability but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of reported and IBNR claims. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both reported and IBNR claims and, as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

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
We cannot assure that we will not have unfavorable development in the future and that such unfavorable development will not have a material adverse effect on our business, results of operations and financial condition.

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
Our results of operation and financial condition depend on our ability to price accurately for a wide variety of risks. Adequate rates are necessary to generate revenues sufficient to pay expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties,

KINGSWAY FINANCIAL SERVICES INC.

some of which are outside our control, including:

•	the availability of reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.
Consequently, we could underprice risks, which would adversely affect our results, or we could overprice risks, which would reduce our sales volume and competitiveness. In either case, our results of operation could be materially and adversely affected.
Our results of operation and financial condition could be adversely affected by the results of our voluntary run-off of our insurance subsidiary.
The Corporation currently has Amigo operating in voluntary run-off. Our success at managing this run-off is highly dependent upon proper claim-handling and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-offs, or the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent on the continuing availability of the necessary liquidity, from the sale of investments, collection of reinsurance recoverables and, potentially, capital contributions, to properly settle claims. Our inability to sell investments when needed or to collect outstanding reinsurance recoverables when due could have an adverse effect on our results of operation or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.2	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.3	Restricted Stock Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.4	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.5
Separation Agreement and Release, dated September 5, 2018, between Kingsway America Inc. and Larry G. Swets, Jr. (included as Exhibit 10.6 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.6
Senior Advisor Agreement, dated September 5, 2018, between Kingsway America Inc. and Larry G. Swets, Jr. (included as Exhibit 10.7 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.7
Amended and Restated Restricted Stock Agreement, dated September 5, 2018, between the Company and Larry G. Swets, Jr. (included as Exhibit 10.8 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.8
Membership Interest Purchase Agreement, dated September 5, 2018, between 1347 Capital LLC and IGI Partners, LLC (included as Exhibit 10.9 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.9	Letter Agreement, dated May 30, 2018, between the Company and Larry Swets

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

KINGSWAY FINANCIAL SERVICES INC.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 9, 2018	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 9, 2018	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

