Form 10-Q/A
period 2018-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2020-02-27
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of February 27, 2020 was 22,843,909.

EXPLANATORY NOTE
Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10Q/A ("Form 10Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 14, 2018 (the "Original Form 10-Q"), to restate its previously reported unaudited consolidated financial statements and related disclosures as of and for the three months ended March 31, 2018 and March 31, 2017.

Background of Restatement
On June 13, 2019, the Audit Committee of the Board of Directors of the Company concluded, after review and discussion with management, that the Company’s audited consolidated financial statements for the year ended December 31, 2017, and the Company’s unaudited consolidated financial statements for each of the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2019 for additional details. On February 26, 2020, the Audit Committee of the Board of Directors of the Company concluded, after further review and discussion with management following the completion of the Company’s audit for the year ended December 31, 2018, that the Company’s audited consolidated financial statements for the year ended December 31, 2017, and the Company’s unaudited consolidated financial statements for each of the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 should be further restated as a result of additional error corrections identified subsequent to June 13, 2019.
The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and the reclassification from cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). For the three months ended March 31, 2018 and March 31, 2017, correcting these errors decreased the Company’s net loss by $0.5 million and $0.1 million, respectively.
Along with restating our financial statements for the three months ended March 31, 2018 and March 31, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. For the three months ended March 31, 2018 and March 31, 2017, recording these certain immaterial accounting adjustments increased the Company’s net loss by $0.7 million and decreased the Company's net loss by $0.2 million, respectively.
Our Original Form 10-Q for the three months ended March 31, 2018 appropriately did not reflect assets and liabilities held for sale and discontinued operations since a definitive agreement to sell our non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota") was not entered into until July 16, 2018. Certain balances and accounts in this Form 10-Q/A, however, have been recast to reflect Mendota as assets and liabilities held for sale and discontinued operations, as further described in Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A, because the comparative December 31, 2017 consolidated balance sheet, as reported in Exhibit 99.2 to the Company’s Form 8-K filed November 7, 2018, was previously adjusted to present Mendota as assets and liabilities held for sale. As such, Error 1 described above was not related to the originally filed Form 10-Q for the three months ended March 31, 2018.
In addition to these items, certain other amounts have been reclassified in the consolidated statements of operations and consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.
Refer to Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for more information regarding the impact of correcting these errors and recording certain immaterial accounting adjustments on the Company's consolidated financial statements.
Internal Control Over Financial Reporting
Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses at March 31, 2018. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 included in this Form 10-Q/A.
Items Amended in the Form 10-Q/A
The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•	Part I, Item 1 - Financial Statements;

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk;

•	Part I, Item 4 - Controls and Procedures; and

•	Part II, Item 1A - Risk Factors
This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update the information contained therein other than as required to correct the errors and record the adjustments described above and to classify Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company as discontinued operations. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
	(restated)	(restated)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $12,930 and $14,707, respectively)	$12,687	$14,541
Equity investments, at fair value (cost of $2,349 and $4,868, respectively)	2,855	4,589
Limited liability investments	9,095	9,094
Limited liability investments, at fair value	31,508	32,211
Investments in private companies, at adjusted cost	4,829	4,870
Real estate investments, at fair value (cost $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	3,316	3,721
Short-term investments, at cost which approximates fair value	151	151
Total investments	75,103	79,839
Cash and cash equivalents	11,863	5,377
Restricted cash	12,471	14,985
Investment in investee	5,331	5,230
Accrued investment income	346	507
Service fee receivable, net of allowance for doubtful accounts of $422 and $318, respectively	5,766	4,431
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	8,489	7,247
Deferred acquisition costs, net	6,428	6,325
Property and equipment, net of accumulated depreciation of $12,767 and $11,683, respectively	106,975	108,008
Goodwill	80,843	80,843
Intangible assets, net of accumulated amortization of $8,473 and $8,218, respectively	79,191	79,446
Other assets	4,330	4,302
Assets held for sale	118,880	110,145
Total Assets	$516,016	$506,685
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	10,778	10,359
Income taxes payable	2,876	2,644
Deferred service fees	43,582	41,113
Unpaid loss and loss adjustment expenses	1,423	1,329
Bank loan	4,667	4,917
Notes payable	202,608	203,648
Subordinated debt, at fair value	53,458	52,105
Net deferred income tax liabilities	28,786	28,763
Liabilities held for sale	114,888	105,900
Total Liabilities	463,066	450,778

Redeemable Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at March 31, 2018 and December 31, 2017, respectively; redemption amount of $7,311 and $7,182 at March 31, 2018 and December 31, 2017, respectively	5,433	5,180

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	356,211	356,171
Accumulated deficit	(354,669)	(310,953)
Accumulated other comprehensive income (loss)	35,844	(3,852)
Shareholders' equity attributable to common shareholders	37,386	41,366
Noncontrolling interests in consolidated subsidiaries	10,131	9,361
Total Shareholders' Equity	47,517	50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$516,016	$506,685

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

		Three months ended March 31,
		2018	2017
		(restated)	(restated)
Revenues:
Service fee and commission income		9,651	6,655
Rental income		3,348	3,347
Other income		213	297
Total revenues		13,212	10,299
Operating expenses:
Claims authorized on vehicle service agreements		1,372	1,361
Loss and loss adjustment expenses		346	—
Commissions		913	795
Cost of services sold		2,252	1,304
General and administrative expenses		7,476	5,986
Leased real estate segment interest expense		1,552	1,574
Total operating expenses		13,911	11,020
Operating loss		(699)	(721)
Other revenues (expenses), net:
Net investment income		638	1,168
Net realized gains	13	265	—
Gain on change in fair value of equity investments	1,176	1,165	—
(Loss) gain on change in fair value of limited liability investments, at fair value		(936)	54
Net change in unrealized gain on private company investments		—	247
Non-operating other income		7	13
Interest expense not allocated to segments		(1,717)	(1,499)
Amortization of intangible assets		(255)	(274)
Loss on change in fair value of debt		(919)	(1,889)
Equity in net income of investee		101	2,385
Total other (expenses) revenues, net		(1,651)	205
Loss from continuing operations before income tax expense		(2,350)	(516)
Income tax expense		254	269
Loss from continuing operations		(2,604)	(785)
Income (loss) from discontinued operations, net of taxes		386	(455)
Net loss		(2,218)	(1,240)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries		359	199
Less: dividends on preferred stock, net of tax		253	302
Net loss attributable to common shareholders		$(2,830)	$(1,741)
Loss per share - continuing operations:
Basic:		$(0.15)	$(0.06)
Diluted:		$(0.15)	$(0.06)
Earnings (loss) per share - discontinued operations:
Basic:		$0.02	$(0.02)
Diluted:		$0.02	$(0.02)
Loss per share – net loss attributable to common shareholders:
Basic:		$(0.13)	$(0.08)
Diluted:		$(0.13)	$(0.08)
Weighted-average shares outstanding (in ‘000s):
Basic:		21,708	21,458
Diluted:		21,708	21,458

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
	(restated)	(restated)

Net loss	$(2,218)	$(1,240)
Other comprehensive loss, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	(365)	(163)
Reclassification adjustment for amounts included in net loss	(7)	(507)
Change in fair value of debt attributable to instrument-specific credit risk	(434)	—
Other comprehensive loss	(806)	(670)
Comprehensive loss	(3,024)	(1,910)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	353	201
Comprehensive loss attributable to common shareholders	$(3,377)	$(2,111)
(1) Net of income tax expense of $0 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
	(restated)	(restated)
Cash provided by (used in):
Operating activities:
Net loss	$(2,218)	$(1,240)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(386)	455
Equity in net income of investee	(101)	(2,385)
Equity in net loss (income) of limited liability investments	8	(235)
Depreciation and amortization expense	1,341	1,393
Stock-based compensation expense, net of forfeitures	292	292
Net realized gains	(265)	—
Gain on change in fair value of equity investments	(1,165)	—
Loss (gain) on change in fair value of limited liability investments, at fair value	936	(54)
Net change in unrealized gain on private company investments	—	(247)
Loss on change in fair value of debt	919	1,889
Deferred income taxes	23	(49)
Amortization of fixed maturities premiums and discounts	17	22
Amortization of note payable premium	(237)	(242)
Changes in operating assets and liabilities:
Service fee receivable, net	(1,335)	(239)
Other receivables, net	(1,242)	(1,235)
Deferred acquisition costs, net	(103)	(41)
Unpaid loss and loss adjustment expenses	94	(288)
Deferred service fees	2,469	149
Other, net	1,182	(879)
Cash provided by (used in) operating activities - continuing operations	229	(2,934)
Cash used in operating activities - discontinued operations	(1,821)	(4,923)
Net cash used in operating activities	(1,592)	(7,857)
Investing activities:
Proceeds from sales and maturities of fixed maturities	3,658	68
Proceeds from sales of equity investments	3,633	—
Purchases of fixed maturities	(1,885)	(192)
Purchases of equity investments	(744)	(670)
Net acquisitions of limited liability investments	(8)	—
Net purchases of limited liability investments, at fair value	(251)	(69)
Net proceeds from (purchases of) investments in private companies	41	(150)
Net proceeds from other investments	405	600
Net proceeds from short-term investments	—	250
Net purchases of property and equipment	(53)	(6)
Cash provided by (used in) investing activities - continuing operations	4,796	(169)
Cash provided by investing activities - discontinued operations	1,299	5,763
Net cash provided by investing activities	6,095	5,594
Financing activities:
Principal payments on bank loan	(250)	—
Principal payments on note payable	(803)	(715)
Cash used in financing activities - continuing operations	(1,053)	(715)
Cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(1,053)	(715)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,972	(3,818)
Cash and cash equivalents and restricted cash at beginning of period	43,874	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,512	4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,362	31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$24,334	$27,663

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
As further discussed in Note 6, "Acquisition and Discontinued Operations," on October 18, 2018, the Company completed the previously announced sale of its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented.
Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2017 Annual Report") for the year ended December 31, 2017, as well as our 2018 Form 10-K ("2018 Annual Report") for the year ended December 31, 2018.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 7, "Variable Interest Entities, to the consolidated financial statements in the 2018 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and revenue recognition.
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, performance shares and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as reported in our 2017 Annual Report.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 4 RECAST AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its previously reported unaudited consolidated financial statements for the three months ended March 31, 2018 and March 31, 2017. The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and the reclassification from cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). For the three months ended March 31, 2018 and March 31, 2017, correcting these errors decreased the Company’s net loss by $0.5 million and $0.1 million, respectively.
Along with restating our financial statements for the three months ended March 31, 2018 and March 31, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. For the three months ended March 31, 2018 and March 31, 2017, recording these certain immaterial accounting adjustments increased the Company’s net loss by $0.7 million and decreased the Company's net loss by $0.2 million, respectively. Refer to the notes under the tables below for descriptions of these immaterial accounting adjustments.
Our Original Form 10-Q for the three months ended March 31, 2018 appropriately did not reflect assets and liabilities held for sale and discontinued operations since a definitive agreement to sell our non-standard automobile insurance companies Mendota was not entered into until July 16, 2018. Certain balances and accounts in this Form 10-Q/A, however, have been recast to reflect Mendota as assets and liabilities held for sale and discontinued operations, as further shown in the tables below, because the comparative December 31, 2017 consolidated balance sheet, as reported in Exhibit 99.2 to the Company’s Form 8-K filed November 7, 2018, was previously adjusted to present Mendota as assets and liabilities held for sale. As such, Error 1 described above was not related to the originally filed Form 10-Q for the three months ended March 31, 2018.
In addition to these items, certain other amounts have been reclassified in the consolidated statements of operations and consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the recast of Mendota to discontinued operations and the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at March 31, 2018:

(in thousands)						March 31, 2018
	As Previously Reported on Form 10-Q filed May 14, 2018	Recasting of Mendota to Discontinued Operations	As Recast	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$50,499	$(37,812)	$12,687	$—	$—	$—		$12,687
Equity investments, at fair value	6,472	(3,617)	2,855	—	—	—		2,855
Limited liability investments	25,749	—	25,749	(15,837)	—	(817)	(a), (b)	9,095
Limited liability investments, at fair value	8,925	—	8,925	22,583	—	—		31,508
Investments in private companies, at fair value	—	—	—	4,020	—	809	(a)	4,829
Real estate investments, at fair value	—	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	3,316	—	3,316	—	—	—		3,316
Short-term investments, at cost which approximates fair value	151	—	151	—	—	—		151
Total investments	95,112	(41,429)	53,683	21,428	—	(8)		75,103
Cash and cash equivalents	47,197	(22,990)	24,207	1,061	(12,471)	(934)	(c)	11,863
Restricted cash	—	—	—	—	12,471	—		12,471
Investment in investee	5,331	—	5,331	—	—	—		5,331
Accrued investment income	358	(198)	160	186	—	—		346
Premium receivable	31,428	(31,428)	—	—	—	—		—
Service fee receivable	5,707	—	5,707	—	—	59	(d)	5,766
Other receivables	7,398	(1)	7,397	(50)	—	1,142	(c)	8,489
Deferred acquisition costs, net	10,646	(4,218)	6,428	—	—	—		6,428
Property and equipment	107,166	(191)	106,975	—	—	—		106,975
Goodwill	80,112	—	80,112	—	—	731	(e)	80,843
Intangible assets	87,343	(7,553)	79,790	—	—	(599)	(e)	79,191
Other assets	15,202	(10,872)	4,330	—	—	—		4,330
Assets held for sale	—	118,880	118,880	—	—	—		118,880
Total Assets	$493,000	$—	$493,000	$22,625	$—	$391		$516,016
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$24,135	$(13,146)	$10,989	$436	$—	$(647)	(a), (c), (d), (f), (g)	$10,778
Income taxes payable	2,876	—	2,876	—	—	—		2,876
Deferred service fees	41,072	—	41,072	—	—	2,510	(a), (c), (h)	43,582
Unpaid loss and loss adjustment expenses	64,341	(60,235)	4,106	—	—	(2,683)	(a)	1,423
Unearned premiums	39,921	(39,921)	—	—	—	—		—
Bank loan	4,667	—	4,667	—	—	—		4,667
Notes payable	185,530	—	185,530	17,078	—	—		202,608
Subordinated debt, at fair value	53,458	—	53,458	—	—	—		53,458
Net deferred income tax liabilities	30,352	(1,586)	28,766	—	—	20	(e)	28,786
Liabilities held for sale	—	114,888	114,888	—	—	—		114,888
Total Liabilities	446,352	—	446,352	17,514	—	(800)		463,066

Redeemable Class A preferred stock	5,469	—	5,469	—	—	(36)	(f)	5,433

Shareholders' Equity:
Common stock	—	—	—	—	—	—		—
Additional paid-in capital	356,313	—	356,313	—	—	(102)	(f)	356,211
Accumulated deficit	(356,273)	—	(356,273)	230	—	1,374	(b), (d), (e), (f), (g), (h)	(354,669)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Accumulated other comprehensive income (loss)	35,844	—	35,844	—	—	—		35,844
Shareholders' equity attributable to common shareholders	35,884	—	35,884	230	—	1,272		37,386
Noncontrolling interests in consolidated subsidiaries	5,295	—	5,295	4,881	—	(45)	(d), (h)	10,131
Total Shareholders' Equity	41,179	—	41,179	5,111	—	1,227		47,517
Total Liabilities, Class A preferred stock and Shareholders' Equity	$493,000	$—	$493,000	$22,625	$—	$391		$516,016

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at December 31, 2017:

(in thousands)					December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$14,541	$—	$—	$—	$—		$14,541
Equity investments, at fair value	4,476	113	—	—	—		4,589
Limited liability investments	4,922	6,113	(1,091)	—	(850)	(a)	9,094
Limited liability investments, at fair value	5,771	4,545	21,895	—	—		32,211
Investments in private companies, at adjusted cost	—	—	4,020	—	850	(a)	4,870
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	2,321	1,400	—	—	—		3,721
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	32,182	12,171	35,486	—	—		79,839
Cash and cash equivalents	20,774	—	310	(14,985)	(722)	(c)	5,377
Restricted cash	—	—	—	14,985	—		14,985
Investment in investee	5,230	—	—	—	—		5,230
Accrued investment income	331	—	176	—	—		507
Service fee receivable	4,286	—	—	—	145	(d)	4,431
Other receivables	6,536	—	(48)	—	759	(c)	7,247
Deferred acquisition costs, net	6,325	—	—	—	—		6,325
Property and equipment	108,008	—	—	—	—		108,008
Goodwill	80,112	—	—	—	731	(e)	80,843
Intangible assets	80,062	—	—	—	(616)	(e)	79,446
Other assets	4,302	—	—	—	—		4,302
Assets held for sale	136,452	(12,171)	(14,136)	—	—		110,145
Total Assets	$484,600	$—	$21,788	$—	$297		$506,685
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$10,924	$—	$432	$—	$(997)	(c), (d), (f), (g)	$10,359
Income taxes payable	2,644	—	—	—	—		2,644
Deferred service fees	42,257	—	—	—	(1,144)	(c), (h)	41,113
Unpaid loss and loss adjustment expenses	1,329	—	—	—	—		1,329
Bank loan	4,917	—	—	—	—		4,917
Notes payable	186,469	—	17,179	—	—		203,648
Subordinated debt, at fair value	52,105	—	—	—	—		52,105
Net deferred income tax liabilities	28,745	—	—	—	18	(e)	28,763
Liabilities held for sale	105,900	—	—	—	—		105,900
Total Liabilities	435,290	—	17,611	—	(2,123)		450,778

Redeemable Class A preferred stock	5,461	—	—	—	(281)	(f)	5,180

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	356,021	—	—	—	150	(f)	356,171
Accumulated deficit	(313,487)	—	(51)	—	2,585	(d), (e), (f), (g), (h)	(310,953)
Accumulated other comprehensive loss	(3,852)	—	—	—	—		(3,852)
Shareholders' equity attributable to common shareholders	38,682	—	(51)	—	2,735		41,366
Noncontrolling interests in consolidated subsidiaries	5,167	—	4,228	—	(34)	(d), (h)	9,361
Total Shareholders' Equity	43,849	—	4,177	—	2,701		50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$484,600	$—	$21,788	$—	$297		$506,685

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the the recast of Mendota to discontinued operations and the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended March 31, 2018:

(in thousands)					Three months ended March 31, 2018
	As Previously Reported on Form 10-Q filed May 14, 2018	Recasting of Mendota to Discontinued Operations	As Recast	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Net premiums earned	$28,636	$(28,636)	$—	$—	$—	$—		$—
Service fee and commission income	10,557	—	10,557	—	—	(906)	(a),(c), (h)	9,651
Rental income	3,348	—	3,348	—	—	—		3,348
Other income	213	—	213	—	—	—		213
Total revenues	42,754	(28,636)	14,118	—	—	(906)		13,212
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—	—	—	1,372	(a)	1,372
Loss and loss adjustment expenses	24,422	(22,801)	1,621	—	—	(1,275)	(a)	346
Commissions and premium taxes	5,443	(4,163)	1,280	—	—	(367)	(c)	913
Cost of services sold	2,252	—	2,252	—	—	—		2,252
General and administrative expenses	11,337	(3,954)	7,383	12	—	81	(d), (f)	7,476
Leased real estate segment interest expense	1,552	—	1,552	—	—	—		1,552
Total operating expenses	45,006	(30,918)	14,088	12	—	(189)		13,911
Operating loss	(2,252)	2,282	30	(12)	—	(717)		(699)
Other revenues (expenses), net:
Net investment (loss) income	(682)	(226)	(908)	166	—	1,380	(a),(b)	638
Net realized gains	13	—	13	252	—	—		265
Gain on change in fair value of equity investments	1,176	(11)	1,165	—	—	—		1,165
Gain (loss) on change in fair value of limited liability investments, at fair value	—	—	—	453	—	(1,389)	(a)	(936)
Non-operating other income	2,445	(2,431)	14	(17)	—	10	(g)	7
Interest expense not allocated to segments	(1,386)	—	(1,386)	(331)	—	—		(1,717)
Amortization of intangible assets	(272)	—	(272)	—	—	17	(e)	(255)
Loss on change in fair value of debt	(919)	—	(919)	—	—	—		(919)
Equity in net income of investee	101	—	101	—	—	—		101
Total other revenues (expenses), net	476	(2,668)	(2,192)	523	—	18		(1,651)
(Loss) income from continuing operations before income tax expense	(1,776)	(386)	(2,162)	511	—	(699)		(2,350)
Income tax expense	251	—	251	—	—	3	(e)	254
(Loss) income from continuing operations	(2,027)	(386)	(2,413)	511	—	(702)		(2,604)
Income from discontinued operations, net of taxes	—	386	386	—	—	—		386
Net (loss) income	(2,027)	—	(2,027)	511	—	(702)		(2,218)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	135	—	135	230	—	(6)	(h)	359
Less: dividends on preferred stock, net of tax	129	—	129	—	—	124	(f)	253
Net (loss) income attributable to common shareholders	$(2,291)	$—	$(2,291)	$281	$—	$(820)		$(2,830)
(Loss) earnings per share - continuing operations:
Basic:	$(0.11)	$(0.01)	$(0.12)	$0.01	$—	$(0.04)		$(0.15)
Diluted:	$(0.11)	$(0.01)	$(0.12)	$0.01	$—	$(0.04)		$(0.15)
Earnings per share - discontinued operations:
Basic:	$—	$0.02	$0.02	$—	$—	$—		$0.02
Diluted:	$—	$0.02	$0.02	$—	$—	$—		$0.02
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.11)	$—	$(0.11)	$0.01	$—	$(0.03)		$(0.13)
Diluted:	$(0.11)	$—	$(0.11)	$0.01	$—	$(0.03)		$(0.13)
Weighted average shares outstanding (in ‘000s):
Basic:	21,708	—	21,708	—	—	—		21,708
Diluted:	21,708	—	21,708	—	—	—		21,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the recast of Mendota to discontinued operations and the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended March 31, 2017:

(in thousands)						Three months ended March 31, 2017
	As Previously Reported on Form 10-Q filed May 14, 2018	Recasting of Mendota to Discontinued Operations	As Recast		Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Net premiums earned	$32,922	$(32,922)	$—		$—	$—	$—		$—
Service fee and commission income	6,562	—	6,562		—	—	93	(a), (c), (h)	6,655
Rental income	3,347	—	3,347		—	—	—		3,347
Other income	297	—	297		—	—	—		297
Total revenues	43,128	(32,922)	10,206		—	—	93		10,299
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—		—	—	1,361	(a)	1,361
Loss and loss adjustment expenses	26,410	(25,191)	1,219		—	—	(1,219)	(a)	—
Commissions and premium taxes	6,278	(5,283)	995		—	—	(200)	(c)	795
Cost of services sold	1,304	—	1,304		—	—	—		1,304
General and administrative expenses	11,272	(5,545)	5,727		267	—	(8)	(f)	5,986
Leased real estate segment interest expense	1,574	—	1,574		—	—	—		1,574
Impairment of intangible assets	250	(250)	—		—	—	—		—
Total operating expenses	47,088	(36,269)	10,819		267	—	(66)		11,020
Operating loss	(3,960)	3,347	(613)		(267)	—	159		(721)
Other revenues (expenses), net:
Net investment income	714	58	772		29	—	367	(a)	1,168
Net realized gains	398	(398)	—		—	—	—		—
Gain (loss) on change in fair value of limited liability investments, at fair value	—	—	—		421	—	(367)	(a)	54
Net change in unrealized loss on private company investments	—	—	—		247	—	—		247
Non-operating other income	2,497	(2,466)	31		(18)	—	—		13
Interest expense not allocated to segments	(1,159)	—	(1,159)		(340)	—	—		(1,499)
Amortization of intangible assets	(291)	—	(291)		—	—	17	(e)	(274)
Loss on change in fair value of debt	(1,889)	—	(1,889)		—	—	—		(1,889)
Equity in net income of investee	2,385	—	2,385		—	—	—		2,385
Total other revenues (expenses), net	2,655	(2,806)	(151)		339	—	17		205
(Loss) income from continuing operations before income tax expense	(1,305)	541	(764)		72	—	176		(516)
Income tax expense	179	86	265		—	—	4	(e)	269
(Loss) income from continuing operations	(1,484)	455	(1,029)		72	—	172		(785)
Income from discontinued operations, net of taxes	—	(455)	(455)		—	—	—		(455)
Net (loss) income	(1,484)	—	(1,484)		72	—	172		(1,240)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	105	—	105		77	—	17	(h)	199
Less: dividends on preferred stock, net of tax	174	—	174		—	—	128	(f)	302
Net (loss) income attributable to common shareholders	$(1,763)	$—	$(1,763)	$—	$(5)	$—	$27		$(1,741)
(Loss) earnings per share - continuing operations:
Basic:	$(0.08)	$0.02	$(0.06)		$—	$—	$—		$(0.06)
Diluted:	$(0.08)	$0.02	$(0.06)		$—	$—	$—		$(0.06)
Earnings per share - discontinued operations:
Basic:	$—	$(0.02)	$(0.02)		$—	$—	$—		$(0.02)
Diluted:	$—	$(0.02)	$(0.02)		$—	$—	$—		$(0.02)
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.08)	$—	$(0.08)		$—	$—	$—		$(0.08)
Diluted:	$(0.08)	$—	$(0.08)		$—	$—	$—		$(0.08)
Weighted average shares outstanding (in ‘000s):
Basic:	21,458	—	21,458		—	—	—		21,458
Diluted:	21,458	—	21,458		—	—	—		21,458

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the recast of Mendota to discontinued operations and the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the three months ended March 31, 2018:

	Three months ended March 31, 2018
	As Previously Reported	Recasting of Mendota to Discontinued Operations	As Recast	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(2,027)	$—	$(2,027)	$511	$—	$(702)	(b), (d), (e), (f), (g), (h)	$(2,218)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations, net of taxes	—	(386)	(386)	—	—	—		(386)
Equity in net income of investee	(101)	—	(101)	—	—	—		(101)
Equity in net (income) loss of limited liability investments	(283)	—	(283)	282	—	9	(b)	8
Loss on change in fair value of limited liability investment	1,389	—	1,389	—	—	(1,389)	(a)	—
Depreciation and amortization expense	1,388	(30)	1,358	—	—	(17)	(e)	1,341
Stock-based compensation expense, net of forfeitures	292	—	292	—	—	—		292
Net realized gains	(13)	—	(13)	(252)	—	—		(265)
Gain on change in fair value of equity investments	(1,176)	11	(1,165)	—	—	—		(1,165)
Loss on change in fair value of limited liability investments, at fair value	—	—	—	(453)	—	1,389	(a)	936
Loss on change in fair value of debt	919	—	919	—	—	—		919
Deferred income taxes	21	(1)	20	—	—	3	(e)	23
Amortization of fixed maturities premiums and discounts	45	(28)	17	—	—	—		17
Amortization of note payable premium	(237)	—	(237)	—	—	—		(237)
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(4,994)	3,573	(1,421)	—	—	86	(d)	(1,335)
Other receivables, net	(259)	(602)	(861)	2	—	(383)	(c)	(1,242)
Deferred acquisition costs, net	2,399	(2,502)	(103)	—	—	—		(103)
Unpaid loss and loss adjustment expenses	(2,090)	2,088	(2)	—	—	96	(a)	94
Unearned premiums	3,235	(3,235)	—	—	—	—		—
Deferred service fees	1,331	—	1,331	—	—	1,138	(a), (c) (h)	2,469
Other, net	(1,441)	2,933	1,492	686	—	(996)	(a), (c), (d), (f), (g)	1,182
Cash (used in) provided by operating activities - continuing operations	(1,602)	1,821	219	776	—	(766)		229
Cash used in operating activities - discontinued operations	—	(1,821)	(1,821)	—	—	—		(1,821)
Net cash used in operating activities	(1,602)	—	(1,602)	776	—	(766)		(1,592)
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,608	(950)	658	—	—	3,000	(c)	3,658
Proceeds from sales of equity investments	6,840	(762)	6,078	—	—	(2,445)	(a), (c)	3,633
Purchases of fixed maturities	(2,299)	414	(1,885)	—	—	—		(1,885)
Purchases of equity investments	(744)	—	(744)	—	—	—		(744)
Net acquisitions of limited liability investments	(293)	—	(293)	285	—	—		(8)
Net purchases of limited liability investments, at fair value	—	—	—	(251)	—	—		(251)
Net proceeds from investments in private companies	—	—	—	41	—	—		41
Net proceeds from other investments	405	—	405	—	—	—		405

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Net purchases of property and equipment	(52)	(1)	(53)	—	—	—		(53)
Cash provided by investing activities - continuing operations	5,465	(1,299)	4,166	75	—	555		4,796
Cash provided by investing activities - discontinued operations	—	1,299	1,299	—	—	—		1,299
Net cash provided by investing activities	5,465	—	5,465	75	—	555		6,095
Financing activities:
Principal payments on bank loan	(250)	—	(250)	—	—	—		(250)
Principal payments on note payable	(702)	—	(702)	(101)	—	—		(803)
Cash used in financing activities - continuing operations	(952)	—	(952)	(101)	—	—		(1,053)
Cash used in financing activities - discontinued operations	—	—	—	—	—	—		—
Net cash used in financing activities	(952)	—	(952)	(101)	—	—		(1,053)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	2,911	522	3,433	750	—	(211)		3,972
Cash and cash equivalents and restricted cash at beginning of period	44,286	—	44,286	311	—	(723)	(c)	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	23,512	23,512	—	—	—		23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	44,286	(23,512)	20,774	311	—	(723)		20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	47,197	(22,990)	24,207	1,061	—	(934)		24,334

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table presents the recast of Mendota to discontinued operations and the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the three months ended March 31, 2017:

					Three months ended March 31, 2017
	As Previously Reported	Recasting of Mendota to Discontinued Operations	As Recast	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(1,484)	$—	$(1,484)	$72	$—	$172	(e), (f), (h)	$(1,240)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations, net of taxes	—	455	455	—	—	—		455
Equity in net income of investee	(2,385)	—	(2,385)	—	—	—		(2,385)
Equity in net income of limited liability investments	(300)	—	(300)	65	—	—		(235)
Loss on change in fair value of limited liability investment	367	—	367	—	—	(367)	(a)	—
Depreciation and amortization expense	1,440	(30)	1,410	—	—	(17)	(e)	1,393
Stock-based compensation expense, net of forfeitures	292	—	292	—	—	—		292
Net realized gains	(398)	398	—	—	—	—		—
Gain on change in fair value of limited liability investments, at fair value	—	—	—	(421)	—	367	(a)	(54)
Net change in unrealized gain on private company investments	—	—	—	(247)	—	—		(247)
Loss on change in fair value of debt	1,889	—	1,889	—	—	—		1,889
Deferred income taxes	(53)	—	(53)	—	—	4	(e)	(49)
Intangible asset impairment	250	(250)	—	—	—	—		—
Amortization of fixed maturities premiums and discounts	58	(36)	22	—	—	—		22
Amortization of note payable premium	(242)	—	(242)	—	—	—		(242)
Changes in operating assets and liabilities:
Premiums and service fee receivable, net	(2,236)	1,997	(239)	—	—	—		(239)
Other receivables, net	(2,322)	1,250	(1,072)	8	—	(171)	(c)	(1,235)
Deferred acquisition costs, net	(504)	463	(41)	—	—	—		(41)
Unpaid loss and loss adjustment expenses	(5,736)	5,306	(430)	—	—	142	(a)	(288)
Unearned premiums	3,865	(3,865)	—	—	—	—		—
Deferred service fees	130	—	130	—	—	19	(a), (c) (h)	149
Other, net	(463)	(765)	(1,228)	590	—	(241)	(a), (c), (f), (g), (h)	(879)
Cash used in operating activities - continuing operations	(7,832)	4,923	(2,909)	67	—	(92)		(2,934)
Cash used in operating activities - discontinued operations	—	(4,923)	(4,923)	—	—	—		(4,923)
Net cash used in operating activities	(7,832)	—	(7,832)	67	—	(92)		(7,857)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,898	(5,830)	68	—	—	—		68
Proceeds from sales of equity investments	2,488	(2,488)	—	—	—	—		—
Purchases of fixed maturities	(2,731)	2,539	(192)	—	—	—		(192)
Purchases of equity investments	(675)	5	(670)	—	—	—		(670)
Net acquisitions of limited liability investments	(150)	—	(150)	150	—	—		—
Net purchases of limited liability investments, at fair value	—	—	—	(69)	—	—		(69)
Net purchases of investments in private companies	—	—	—	(150)	—	—		(150)
Net proceeds from other investments	626	(26)	600	—	—	—		600
Net proceeds from short-term investments	250	—	250	—	—	—		250
Net purchases of property and equipment	(43)	37	(6)	—	—	—		(6)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Cash provided by (used in) investing activities - continuing operations	5,663	(5,763)	(100)	(69)	—	—		(169)
Cash provided by investing activities - discontinued operations	—	5,763	5,763	—	—	—		5,763
Net cash provided by investing activities	5,663	—	5,663	(69)	—	—		5,594
Financing activities:
Principal payments on note payable	(619)	—	(619)	(96)	—	—		(715)
Cash used in financing activities - continuing operations	(619)	—	(619)	(96)	—	—		(715)
Cash used in financing activities - discontinued operations	—	—	—	—	—	—		—
Net cash used in financing activities	(619)	—	(619)	(96)	—	—		(715)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(2,788)	(840)	(3,628)	(98)	—	(92)		(3,818)
Cash and cash equivalents and restricted cash at beginning of period	36,475	—	36,475	325	—	(795)	(c)	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	4,524	4,524	—	—	—		4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	36,475	(4,524)	31,951	325	—	(795)		31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	33,687	(5,364)	28,323	227	—	(887)		27,663

(a)	Reclassifications to conform to current presentation. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(b)	Adjustment to record equity-pick up loss related to a limited liability investment, with a corresponding decrease to net investment income.

(c)	Reclassifications as a result of misclassifications of amounts in a previous filing. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(d)
Adjustments to Extended Warranty segment service fee receivable and accrued expenses and other liabilities, with offsetting adjustments to accrued expenses and other liabilities, general and administrative expenses and accumulated deficit.

(e)
Adjustment to increase goodwill, with offsetting decreases to intangible assets, amortization of intangible assets and accumulated deficit, related to the Company's acquisition of Argo Management in 2016. Also includes the related tax impact of these adjustments, resulting in an increase to net deferred income tax liabilities, with offsetting decreases to income tax benefit and accumulated deficit.

(f)
Adjustment to decrease redeemable Class A preferred stock, with an offsetting increase to additional paid-in capital and an offsetting decrease to general and administrative expenses related to the Company’s issuance of Class A preferred stock and Class C Warrants on February 3, 2014. Also includes the related reclassifications of accrued dividends on equity-classified warrants from accrued expenses and other liabilities to redeemable Class A preferred stock and dividend expense from accumulated deficit to additional paid-in-capital.

(g)	Adjustment to decrease accrued expenses and other liabilities with an offsetting decrease to accumulated deficit and an offsetting increase to other income, related to escheat liability.

(h)	Adjustment to Extended Warranty deferred service fees, with an offsetting adjustment to service fee and commission income and accumulated deficit, related to revenue recognition.

NOTE 5 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. With the exception of GAP commissions and homebuilder warranty service fees, the adoption of ASU 2014-09

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

did not change the way the Company recognized revenue for the three months ended March 31, 2018. As a result of the adoption of ASU 2014-09, the Company also recorded a cumulative effect adjustment to increase accumulated deficit by $0.6 million and increase deferred service fees by $0.6 million. Refer to Note 14, "Revenue from Contracts with Customers," for further details.
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

Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"). The objective of ASU 2016-18 is to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and cash equivalents should be included with the cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  As a result of the adoption of the standard, the change in restricted cash is included in the consolidated statements of cash flows.

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
NOTE 6 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
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

The following table summarizes the estimated allocation of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 12, 2017
Cash and cash equivalents	$2,071
Other receivables	50
Service fee receivable	1,422
Property and equipment	238
Other assets	205
Goodwill	$9,051
Total assets	$13,037

Deferred service fees	$800
Accrued expenses and other liabilities	2,368
Total liabilities	$3,168

Purchase price	$9,869

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(b)     Discontinued Operations
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell Mendota. On October 18, 2018, the Company completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims.

As a result of this announcement, Mendota, previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at March 31, 2018 and December 31, 2017.

Summary financial information for Mendota included in income (loss) from discontinued operations, net of taxes in the consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017 is presented below:

(in thousands)	Three months ended March 31,
	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$28,636	$32,922
Total revenues	28,636	32,922
Other revenues (expenses):
Loss and loss adjustment expenses	(22,801)	(25,191)
Commissions and premium taxes	(4,163)	(5,283)
General and administrative expenses	(3,954)	(5,545)
Impairment of intangible assets	—	(250)
Net investment income (loss)	226	(58)
Net realized gains	—	398
Gain on change in fair value of equity investments	11	—
Other income	2,431	2,466
Total other revenues (expenses)	(28,250)	(33,463)
Income (loss) from discontinued operations before income tax benefit	386	(541)
Income tax benefit	—	(86)
Total income (loss) from discontinued operations, net of taxes	$386	$(455)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of Mendota at March 31, 2018 and December 31, 2017 are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$37,812	$38,673
Equity investments, at fair value	3,617	4,405
Total investments	41,429	43,078
Cash and cash equivalents	22,990	23,512
Accrued investment income	198	195
Premiums receivable, net	31,428	27,855
Other receivables	1	603
Deferred acquisition costs, net	4,218	6,720
Property and equipment, net	191	222
Intangible assets, net	7,553	7,553
Other assets	10,872	407
Assets held for sale	$118,880	$110,145
Liabilities
Unpaid loss and loss adjustment expenses	$60,235	$62,323
Unearned premiums	39,921	36,686
Net deferred income tax liabilities	1,586	1,586
Accrued expenses and other liabilities	13,146	5,305
Liabilities held for sale	$114,888	$105,900

NOTE 7 INVESTMENTS

As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2018 and December 31, 2017 are summarized in the tables shown below:

(in thousands)	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$6,454	$—	$76	$6,378
States, municipalities and political subdivisions	638	—	18	620
Mortgage-backed	3,131	—	90	3,041
Corporate	2,707	—	59	2,648
Total fixed maturities	$12,930	$—	$243	$12,687

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,671	$—	$59	$5,612
States, municipalities and political subdivisions	639	—	13	626
Mortgage-backed	2,933	—	57	2,876
Corporate	5,464	—	37	5,427
Total fixed maturities	14,707	—	166	14,541
Equity investments:
Common stock	3,883	—	313	3,570
Warrants - publicly traded	25	146	—	171
Warrants - not publicly traded	960	173	285	848
Total equity investments	4,868	319	598	4,589
Total fixed maturities and equity investments	$19,575	$319	$764	$19,130

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

(in thousands)	March 31, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,309	$5,285
Due after one year through five years	6,219	6,056
Due after five years through ten years	140	134
Due after ten years	1,262	1,212
Total	$12,930	$12,687

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

(in thousands)					March 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,655	$27	$3,723	$49	$6,378	$76
States, municipalities and political subdivisions	99	2	521	16	620	18
Mortgage-backed	808	13	2,233	77	3,041	90
Corporate	410	4	2,238	55	2,648	59
Total fixed maturities	$3,972	$46	$8,715	$197	$12,687	$243

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,067	$50	$1,545	$9	$5,612	$59
States, municipalities and political subdivisions	626	13	—	—	626	13
Mortgage-backed	2,876	57	—	—	2,876	57
Corporate	2,427	37	—	—	2,427	37
Total fixed maturities	9,996	157	1,545	9	11,541	166
Equity investments:
Common stock	3,570	313	—	—	3,570	313
Warrants	675	285	—	—	675	285
Total equity investments	4,245	598	—	—	4,245	598
Total	$14,241	$755	$1,545	$9	$15,786	$764
There are approximately 67 and 68 individual available-for-sale investments that were in unrealized loss positions as of March 31, 2018 and December 31, 2017, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to available-for sale investments recorded for the three months ended March 31, 2018 and March 31, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $9.1 million and $9.1 million, respectively. At March 31, 2018, the Company has unfunded commitments totaling $0.2 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Limited liability investments, at fair value represent the Company's investment in 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of March 31, 2018 and December 31, 2017, the carrying value of the Company's limited liability investments, at fair value was $31.5 million and $32.2 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.0 million and zero for the three months ended March 31, 2018 and March 31, 2017, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At March 31, 2018, the Company has unfunded commitments totaling $0.8 million to fund limited liability investments, at fair value.
Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, the Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. There were no adjustments for observable price changes related to investments in private companies during the three months ended March 31, 2018.
The Company performs a quarterly impairment analysis of its investments in private companies. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	the opinions of external investment and portfolio managers;

•	the financial condition and prospects of the investee;

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

•	recent operating trends and forecasted performance of the investee;

•	current market conditions in the geographic area or industry in which the investee operates;

•	changes in credit ratings; and

•	changes in the regulatory environment.

As a result of the analysis performed, the Company recorded no write-downs for other-than-temporary impairments related to investments in private companies for the three months ended March 31, 2018 and March 31, 2017.
As of March 31, 2018 and December 31, 2017, the carrying value of the Company's investments in private companies totaled $4.8 million and $4.9 million, respectively.
Real estate investments are reported at fair value. As of March 31, 2018 and December 31, 2017, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.
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
Net investment income for the three months ended March 31, 2018 and March 31, 2017 is comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Investment income:
Interest from fixed maturities	$33	$34
Dividends	74	105
(Loss) income from limited liability investments	(8)	235
Income from limited liability investments, at fair value	219	234
Gain on change in fair value of warrants - not publicly traded	—	245
Income from real estate investments	200	200
Other	128	122
Gross investment income	646	1,175
Investment expenses	(8)	(7)
Net investment income	$638	$1,168

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Gross realized gains and losses on available-for-sale investments and limited liability investments for the three months ended March 31, 2018 and March 31, 2017 are comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Gross realized gains	$265	$—
Gross realized losses	—	—
Net realized gains	$265	$—

Gain on change in fair value of equity investments for the three months ended March 31, 2018 and March 31, 2017 is comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Net gains recognized on equity investments sold during the period	$255	$—
Change in unrealized gains on equity investments held at end of the period	910	—
Gain on change in fair value of equity investments	$1,165	$—
Short-term investments and fixed maturities with an estimated fair value of $0.2 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $12.5 million and $15.0 million at March 31, 2018 and December 31, 2017, respectively. Included in restricted cash are (i) $9.7 million and $12.2 million at March 31, 2018 and December 31, 2017, respectively, held as deposits by IWS Acquisition Corporation ("IWS") and PWSC; (ii) $1.9 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively, on deposit with state and provincial regulatory authorities; and (iii) $0.9 million and $0.9 million at March 31, 2018 and December 31, 2017, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 8 INVESTMENT IN INVESTEE
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
NOTE 9 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements. Acquisition costs deferred on vehicle service agreements are amortized over the period in which the related revenues are earned.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The components of deferred acquisition costs and the related amortization expense as of and for the three months ended March 31, 2018 and March 31, 2017 are comprised as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Beginning balance, net	$6,325	$5,827
Additions	1,242	986
Amortization	(1,139)	(946)
Balance at March 31, net	$6,428	$5,867
NOTE 10 INTANGIBLE ASSETS
Intangible assets at March 31, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,644	$2,274
Vehicle service agreements in-force	3,680	3,647	33
Customer relationships	3,611	2,074	1,537
In-place lease	1,125	108	1,017
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,473	$79,191

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,218	$79,446
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
The tenant relationship and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three months ended March 31, 2018 and March 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 11 VEHICLE SERVICE AGREEMENT LIABILITY
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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of March 31, 2018 and December 31, 2017, were as follows:

(in thousands)	March 31, 2018	March 31, 2017
Balance at January 1, net	$40,794	$38,713
Deferred service fees for vehicle service agreements sold	5,169	4,641
Recognition of deferred service fees on vehicle service agreements	(4,773)	(4,461)
Liability for claims authorized on vehicle service agreements	1,372	1,361
Payments of claims authorized on vehicle service agreements	(1,544)	(1,411)
Re-estimation of deferred service fees	(96)	(142)
Balance at March 31, net	$40,922	$38,701
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	March 31,	December 31,
	2018	2017
Deferred service fees	$40,659	$40,531
Accrued expenses and other liabilities	263	263
Balance at March 31, net	$40,922	$40,794

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2018 and March 31, 2017 were as follows:

(in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period, gross	$1,329	$2,202
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,848
Incurred related to:
Current year	—	—
Prior years	346	—
Paid related to:
Current year	—	—
Prior years	(255)	(279)
Balance at end of period, net	1,348	1,569
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	75	346
Balance at end of period, gross	$1,423	$1,915
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.3 million and $0.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The unfavorable development for the three months ended March 31, 2018 was primarily related to an increase in loss adjustment expenses at Kingsway Amigo Insurance Company ("Amigo").

NOTE 13 DEBT
Debt consists of the following instruments at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan	$4,667	$4,667	$4,635	$4,917	$4,917	$4,864
Note payable:
Mortgage	175,435	185,530	165,813	176,136	186,469	168,477
Flower Note	8,078	8,078	8,106	8,179	8,179	8,825
Net Lease Note	9,000	9,000	9,810	9,000	9,000	9,870
Total notes payable	192,513	202,608	183,729	193,315	203,648	187,172
Subordinated debt	90,500	53,458	53,458	90,500	52,105	52,105
Total	$287,680	$260,733	$241,822	$288,732	$260,670	$244,141

(a)          Bank loan:
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
(b)          Notes payable:
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

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at March 31, 2018 of $8.1 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at March 31, 2018 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 20, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and March 31, 2018, $0.4 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $0.9 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers relates to Extended Warranty segment service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended March 31,
2018

Vehicle service agreement fees - IWS	$4,389
GAP commissions - IWS	192
Maintenance support service fees - Trinity	2,973
Warranty product commissions - Trinity	496
Homebuilder warranty service fees and commissions - PWSC	1,601
Service fee and commission income	$9,651

IWS' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

IWS' GAP commissions include fees collected from the sale of GAP contracts. IWS acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these GAP contracts. IWS does not assume any insurance risk from the sale of GAP contracts. IWS receives a single commission fee as its transaction price at the time it sells a GAP contract to a customer. Each GAP contract contains two separate performance obligations - sale of a GAP contract and GAP claims administration. The first performance obligation is related to the sale of a GAP contract and is satisfied upon closing the sale. The second performance obligation is related to the administration of claims during the GAP contract period, generally four years.

Standalone selling prices are not directly observable in the GAP contract for each of the separate performance obligations. As a result, IWS has applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.

For the model related to the sale of a GAP contract performance obligation, IWS makes judgments about which of its actual costs are associated with selling activities. For the model related to the GAP claims administration performance obligation, IWS makes judgments about which of its actual costs are associated with claim-handling activities, which are performed over the life of the GAP contract period. The relative percentage of expected costs plus a margin associated with the sale of a GAP contract performance obligation is applied to the transaction price to determine the estimated standalone selling price of the sale of a GAP contract performance obligation, which IWS recognizes as earned at the time of the GAP contract sale. The relative percentage of expected costs plus a margin associated with the GAP claims administration performance obligation is applied to the transaction price to determine the estimated standalone selling price of the GAP claims administration performance obligation, which IWS recognizes as earned as services are performed over the GAP contract period.

For the GAP claims administration performance obligation, IWS applies an input method of measurement, based on the expected costs plus a margin of providing services, to determine the transfer of its services over the GAP contract period. IWS uses historical data regarding the number of claims it receives and activities performed, in addition to the number of GAP contracts sold, to estimate the number of claims to be received by year until coverage expires, which allows IWS to develop a revenue recognition pattern that it believes provides a faithful depiction of the transfer of services over time for the GAP claims administration performance obligation.

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2018 and December 31, 2017 were $5.8 million and $4.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 36.9% of the deferred service fees as of March 31, 2018. Approximately $6.1 million of service fee and commission income recognized during the three months ended March 31, 2018 was included in deferred service fees as of December 31, 2017.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Income tax expense for the three months ended March 31, 2018 and March 31, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34% , respectively, to loss before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2018	2017
Income tax benefit at U.S. statutory income tax rate	$(494)	$(175)
Valuation allowance	533	356
Change in unrecognized tax benefits(1)	70	212
State income tax	66	13
Non-deductible compensation	61	99
Indefinite life intangibles	23	36
Foreign operations subject to different tax rates	(15)	(139)
Other	10	(133)
Income tax expense	$254	$269
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
The Company carries net deferred income tax liabilities of $28.8 million and $28.8 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its March 31, 2018 and December 31, 2017 net deferred income tax liabilities.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

NOTE 16 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three months ended March 31, 2018 and March 31, 2017:

(in thousands, except per share data)	Three months ended March 31,
	2018	2017
Numerator:
Loss from continuing operations	$(2,604)	$(785)
Less: net income attributable to noncontrolling interests	(359)	(199)
Less: dividends on preferred stock, net of tax	(253)	(302)
Loss from continuing operations attributable to common shareholders	$(3,216)	$(1,286)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,458
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,458
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	21,708	21,458
Basic loss from continuing operations per share	$(0.15)	$(0.06)
Diluted loss from continuing operations per share	$(0.15)	$(0.06)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended March 31, 2018 and March 31, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income (loss); rather, changes in the fair value of equity investments are now recognized in net income (loss). Also as a result of the adoption, the portion of the total change in the fair value of our subordinated debt resulting from the change in instrument-specific credit risk is no longer recognized in net income (loss) and is now presented in other comprehensive income (loss). Prior periods have not been restated to conform to the current presentation.

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
The Company previously conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Reinsurance Corporation ("Kingsway Re"). As further discussed in Note 6, "Acquisition and Discontinued Operations," on October 18, 2018, the Company announced that it had completed the sale of Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
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
PWSC sells new home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2018 and March 31, 2017 were:

(in thousands)	Three months ended March 31,
	2018	2017
Revenues:
Extended Warranty:
Service fee and commission income	9,651	6,655
Other income	66	85
Total Extended Warranty	9,717	6,740
Leased Real Estate:
Rental income	3,342	3,341
Other income	147	212
Total Leased Real Estate	3,489	3,553
Total segment revenues	13,206	10,293
Rental income not allocated to segments	6	6
Total revenues	$13,212	$10,299
The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three months ended March 31, 2018 and March 31, 2017 were:

(in thousands)	Three months ended March 31,
	2018	2017
Segment operating income:
Extended Warranty	$846	$737
Leased Real Estate	874	918
Total segment operating income	1,720	1,655
Net investment income	638	1,168
Net realized gains	265	—
Gain on change in fair value of equity investments	1,165	—
(Loss) gain on change in fair value of limited liability investments, at fair value	(936)	54
Net change in unrealized gain on private company investments	—	247
Interest expense not allocated to segments	(1,717)	(1,499)
Other income and expenses not allocated to segments, net	(2,412)	(2,363)
Amortization of intangible assets	(255)	(274)
Loss on change in fair value of debt	(919)	(1,889)
Equity in net income of investee	101	2,385
Loss from continuing operations before income tax expense	(2,350)	(516)
Income tax expense	254	269
Loss from continuing operations	$(2,604)	$(785)

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments and subordinated debt are measured and reported at fair value.
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
Limited liability investments, at fair value - Limited liability investments, as fair value include the Company's investment in 1347 Investors as well as the underlying investments of Net Lease and Argo Holdings. 1347 Investors owns common stock in Limbach Holdings, Inc., a publicly traded company. Net Lease owns investments in limited liability companies that hold investment properties. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

•
The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. This investment is categorized in Level 2 of the fair value hierarchy.

•
The fair value of Net Lease's investments in limited liability companies is based upon the net asset values of the underlying investments companies as a practical expedient to estimate fair value. The Company applies the net asset value practical expedient to Net Lease's limited liability investments on an investment-by-investment basis unless it is probable that the Company will sell a portion of an investment at an amount different from the net asset value of the investment. Investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy.

•
The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach including valuation multiples applied to corresponding performance metrics, such as earnings before interest, tax, depreciation and amortization; revenue; or net earnings. The selected valuation multiples were estimated using multiples provided by the investees and review of those multiples in light of investor updates, performance reports, financial statements and other relevant information. These investments are categorized in Level 3 of the fair value hierarchy.

Real estate investments - The fair value of real estate investments involves a combination of the market and income valuation techniques. Under this approach, a market-based capitalization rate is derived from comparable transactions, adjusted for any unique characteristics of each asset, and applied to the asset under consideration. The cap rates used during underwriting and subsequent valuation incorporate the consideration of risks of vacancy and collection loss, administrative costs of owning net leased assets and possible capital expenditures that could be determined a landlord expense. These investments are categorized in Level 3 of the fair value hierarchy.
Performance shares - The performance shares, for which no active market exists, are required to be valued at fair value as determined in good faith by the Company. Such determination of fair value would require the Company to develop a model based upon relevant observable market inputs as well as significant unobservable inputs, including developing a sufficiently reliable estimate for an appropriate discount to reflect the illiquidity and unique structure of the security. The Company determined its model for the performance shares was not sufficiently reliable. As a result, the Company has assigned a fair value of zero to the performance shares. Refer to Note 7, "Investments," for further details regarding the performance shares.
Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. These inputs include credit spread assumptions developed by a third party and market observable swap rates. The subordinated debt is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 was as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			March 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$6,378	$—	$6,378	$—	$—
States, municipalities and political subdivisions	620	—	620	—	—
Mortgage-backed	3,041	—	3,041	—	—
Corporate	2,648	—	2,648	—	—
Total fixed maturities	12,687	—	12,687	—	—
Equity investments:
Common stock	1,484	1,484	—	—	—
Warrants	1,371	172	1,199	—	—
Total equity investments	2,855	1,656	1,199	—	—
Limited liability investment, at fair value	31,508	—	8,925	1,634	20,949
Real estate investments	10,662	—	—	10,662	—
Other investments	3,316	—	3,316	—	—
Short-term investments	151	—	151	—	—
Total assets	$61,179	$1,656	$26,278	$12,296	$20,949

Liabilities:
Subordinated debt	$53,458	$—	$53,458	$—	$—
Total liabilities	$53,458	$—	$53,458	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—	$—
States municipalities and political subdivisions	626	—	626	—	—
Mortgage-backed	2,876	—	2,876	—	—
Corporate	5,427	—	5,427	—	—
Total fixed maturities	14,541	—	14,541	—	—
Equity investments:
Common stock	3,570	3,570	—	—	—
Warrants	1,019	171	848	—	—
Total equity investments	4,589	3,741	848	—	—
Limited liability investments, at fair value	32,211	—	10,314	1,397	20,500
Real estate investments	10,662	—	—	10,662	—
Other investments	3,721	—	3,721	—	—
Short-term investments	151	—	151	—	—
Total assets	$65,875	$3,741	$29,575	$12,059	$20,500

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—	$—
Total liabilities	$52,105	$—	$52,105	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2018 and March 31, 2017:

(in thousands)	Three months ended March 31,
	2018		2017
Assets:
Limited liability investments, at fair value:
Beginning balance	$1,397		$939
Purchases	474		69
Distributions received	(241)		—
Change in fair value of limited liability investments, at fair value included in net loss	4		—
Ending balance	1,634		1,008
Real estate investments:
Beginning balance	10,662		10,662
Change in fair value of real estate investments included in net loss	—		—
Ending balance	10,662	—	10,662
Total	$12,296		$11,670

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2018:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$1,634	Market approach	Valuation multiples	5.0x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2017:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$1,397	Market approach	Valuation multiples	5.0x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2018 or 2017.

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2018:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,949	n/a	n/a	n/a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2018

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2017:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,500	n/a	n/a	n/a

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
As further discussed in Note 6, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements is not determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2018.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At March 31, 2018, the unfunded commitment was $0.2 million.

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
RESTATEMENT
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements, the Company has restated its previously reported unaudited consolidated financial statements for the three months ended March 31, 2018 and March 31, 2017. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the three months ended March 31, 2018 and March 31, 2017.
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
The Company previously conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company, Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation ("Kingsway Re"). Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company are referred to collectively herein as "Mendota." On July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota. On October 18, 2018, the Company announced that the sale was completed. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a consequence of classifying Mendota as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo and Kingsway Re, previously included in the Insurance Underwriting segment, are now included in Other income and expenses not allocated to segments, net.
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

KINGSWAY FINANCIAL SERVICES INC.

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
PWSC sells new home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.
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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense that, in addition to segment operating income, includes net investment income, net realized gains, gain on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, net change in unrealized gain on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt and equity in net income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax expense for the three months ended March 31, 2018 and 2017 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of unaudited consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for performance shares; fair value assumptions for subordinated debt obligations; and revenue recognition.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Valuation of Limited Liability Investments, at Fair Value
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"), with changes in fair value reported in the consolidated statements of operations. The Company owns 26.7% of the outstanding units of 1347 Investors. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. Net Lease owns investments in limited liability companies that hold investment properties. The fair value of Net Lease's investments is based upon the net asset values of the underlying investments companies as a practical expedient to estimate fair value. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies. The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach. Refer to Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements for further information.

Valuation of Real Estate Investments
The fair value of real estate investments involves a combination of the market and income valuation techniques. Under this approach, a market-based capitalization rate is derived from comparable transactions, adjusted for any unique characteristics of each asset, and applies this rate to the asset under consideration. The cap rates used during underwriting and subsequent valuation at year-end incorporate the consideration of risks of vacancy and collection loss, administrative costs of owning net leased assets and possible capital expenditures that could be determined a landlord expense.
Valuation of Mandatorily Redeemable Preferred Stock
Mandatorily redeemable preferred stock is recorded at the time of issuance based upon the gross proceeds of the offering less (i) proceeds of the offering allocated to additional paid-in capital based upon the relative fair values of equity-classified warrants issued as part of the offering and the preferred stock without the warrants; (ii) proceeds of the offering allocated to additional paid-in capital based upon the calculation of a beneficial conversion feature; and (iii) costs of the offering allocated to the preferred stock. The discount to the carrying value of the preferred stock created by the allocation of proceeds to the warrants and a beneficial conversion feature and the allocation of offering costs to the preferred stock are accreted over time as dividend expense.
Revenue Recognition
Refer to Note 14, "Revenue from Contracts with Customers," to the unaudited consolidated interim financial statements for information about our revenue recognition accounting policies.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three months ended March 31, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended March 31,
	2018	2017	Change
Segment operating income:
Extended Warranty	846	737	109
Leased Real Estate	874	918	(44)
Total segment operating income	1,720	1,655	65
Net investment income	638	1,168	(530)
Net realized gains	265	—	265
Gain on change in fair value of equity investments	1,165	—	1,165
(Loss) gain on change in fair value of limited liability investments, at fair value	(936)	54	(990)
Net change in unrealized gain on private company investments	—	247	(247)
Interest expense not allocated to segments	(1,717)	(1,499)	(218)
Other income and expenses not allocated to segments, net	(2,412)	(2,363)	(49)
Amortization of intangible assets	(255)	(274)	19
Loss on change in fair value of debt	(919)	(1,889)	970
Equity in net income of investee	101	2,385	(2,284)
Loss from continuing operations before income tax expense	(2,350)	(516)	(1,834)
Income tax expense	254	269	(15)
Loss from continuing operations	(2,604)	(785)	(1,819)
Income (loss) from discontinued operations, net of taxes	386	(455)	841
Net loss	(2,218)	(1,240)	(978)
Loss from Continuing Operations and Net Loss
In the first quarter of 2018, we reported loss from continuing operations of $2.6 million compared to $0.8 million in the first quarter of 2017. The loss from continuing operations for the three months ended March 31, 2018 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, partially offset by operating income in Extended Warranty and Leased Real Estate. The loss from continuing operations for the three months ended March 31, 2017 is primarily attributable to interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and equity in net income of investee.
In the first quarter of 2018, we reported net loss of $2.2 million compared to $1.2 million in the first quarter of 2017.
Extended Warranty
The Extended Warranty service fee and commission income increased 44.8% to $9.7 million for the three months ended March 31, 2018 compared with $6.7 million for the three months ended March 31, 2017. This increase is partially due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products. The increase in service fee and commission income is also reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $1.6 million for the three months ended March 31, 2018.

KINGSWAY FINANCIAL SERVICES INC.

The Extended Warranty operating income was $0.8 million for the three months ended March 31, 2018 compared with $0.7 million for the three months ended March 31, 2017. The increase in operating income is primarily due to the inclusion of PWSC in 2018, as noted above. PWSC operating income was $0.1 million for the three months ended March 31, 2018.
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
Net Investment Income
Net investment income was $0.6 million in the first quarter of 2018 compared to net investment income of $1.2 million in the first quarter of 2017. The decrease in net investment income in the first quarter of 2018 compared to the first quarter of 2017 is primarily due to lower amounts recorded in equity pickups from limited liability investments and from changes in the fair market values of warrants not publicly traded.
Net Realized Gains
Net realized gains were $0.3 million in the first quarter of 2018 compared to zero in the first quarter of 2017. The $0.3 million of realized gains recorded in the first quarter of 2018 results from sales of limited liability investments held by Argo Holdings. Beginning in 2018, gains from equity investments are recorded as gain on change in fair value of equity investments, as further discussed below.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $1.2 million in the first quarter of 2018 compared to zero in the first quarter of 2017. As further discussed in Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The gain on change in fair value of equity investments for the three months ended March 31, 2018 includes realized gains on equity investments sold during the first quarter of 2018 of $0.3 million and unrealized gains on equity investments held as of March 31, 2018 of $0.9 million.
(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
(Loss) gain on change in fair value of limited liability investments, at fair value was loss of $0.9 million in the first quarter of 2018 compared to gain of $0.1 million in the first quarter of 2017. The decrease is primarily due to a $1.4 million decrease in fair value of 1347 Investors recorded for the three months ended March 31, 2018 compared to a $0.4 million decrease in fair value of 1347 Investors recorded for the three months ended March 31, 2017.
Net Change in Unrealized Gain on Private Company Investments
Net change in unrealized gain on private company investments was zero in the first quarter of 2018 compared to $0.2 million in the first quarter of 2017.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments was $1.7 million in the first quarter of 2018 compared to $1.5 million in the first quarter of 2017. The increase for the three months ended March 31, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended March 31, 2018 compared to the same period in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $2.4 million in the first quarter of 2018 compared to $2.4 million in the first quarter of 2017.

KINGSWAY FINANCIAL SERVICES INC.

Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the first quarter of 2018 compared to $0.3 million in the first quarter of 2017.
Loss on Change in Fair Value of Debt
Loss on change in fair value of debt amounted to $0.9 million in the first quarter of 2018 compared to $1.9 million in the first quarter of 2017. The loss for the three months ended March 31, 2018 and March 31, 2017 is due to an increase in the fair value of the subordinated debt. As further discussed in Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). See "Debt" section below for further information.
Equity in Net Income of Investee
Equity in net income of investee for the first quarter of 2018 was $0.1 million compared to $2.4 million in the first quarter of 2017. Equity in net income of investee represents the Company's investment in Itasca Capital Ltd. See Note 8, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense
Income tax expense for the first quarter of 2018 was $0.3 million compared to $0.3 million in the first quarter of 2017. See Note 15, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2018 and March 31, 2017.

INVESTMENTS
As a result of classifying Mendota as discontinued operations, the results of their operations are reported separately for all periods presented and their assets are presented as held for sale in the consolidated balance sheets at March 31, 2018 and December 31, 2017. All investment information in the section below has been restated to exclude Mendota for all periods presented.
Portfolio Composition
All of our investments in fixed maturities are classified as available-for-sale and are reported at fair value. All of our equity investments are reported at fair value. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale. All of our limited liability investments are accounted for under the equity method of accounting. The most recently available financial statements of the limited liability investments are used in applying the equity method. The difference between the end of the reporting period of the limited liability investments and that of the Company is no more than three months. Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC as well as the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings. Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments. Real estate investments are reported at fair value. Other investments include collateral loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.
At March 31, 2018, we held cash and cash equivalents, restricted cash and investments with a carrying value of $99.4 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	6,378	6.4%	5,612	5.6%
States, municipalities and political subdivisions	620	0.6%	626	0.6%
Mortgage-backed	3,041	3.1%	2,876	2.9%
Corporate	2,648	2.7%	5,427	5.4%
Total fixed maturities	12,687	12.8%	14,541	14.5%
Equity investments:
Common stock	1,484	1.5%	3,570	3.6%
Warrants	1,371	1.4%	1,019	1.0%
Total equity investments	2,855	2.9%	4,589	4.6%
Limited liability investments	9,095	9.1%	9,094	9.1%
Limited liability investments, at fair value	31,508	31.7%	32,211	32.1%
Investments in private companies	4,829	4.9%	4,870	4.9%
Real estate investments	10,662	10.7%	10,662	10.6%
Other investments	3,316	3.3%	3,721	3.7%
Short-term investments	151	0.2%	151	0.2%
Total investments	75,103	75.6%	79,839	79.7%
Cash and cash equivalents	11,863	11.8%	5,377	5.4%
Restricted cash	12,471	12.5%	14,985	14.9%
Total	99,437	99.9%	100,201	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly impairment analysis of its investments classified as available-for-sale and investments in private companies. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale and were included in the analysis of other-than-temporary impairments. Following the adoption of ASU 2016-01 beginning with the first quarter of 2018, the Company includes only its investments in fixed maturities and investments in private companies in its quarterly impairment analysis. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 7, "Investments," to the unaudited consolidated interim financial statements.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments recorded for the three months ended March 31, 2018 and March 31, 2017. As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.0 million and zero for the three months ended March 31, 2018 and March 31, 2017, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As a result of the analysis performed with respect to investments in private companies, the Company recorded no write-downs for other-than-temporary impairments related to investments in private companies for the three months ended March 31, 2018 and March 31, 2017.
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

KINGSWAY FINANCIAL SERVICES INC.

2016-01, the Company considered the ability and intent to hold an equity investment for a period of time sufficient to allow for anticipated recovery.
At March 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At December 31, 2017, the gross unrealized losses for fixed maturities and equity investments amounted to $0.8 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary.

UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
As a result of classifying Mendota as discontinued operations, the results of their operations are reported separately for all periods presented and their liabilities are presented as held for sale in the consolidated balance sheets at March 31, 2018 and December 31, 2017. All unpaid loss and loss adjustment expenses information in the section below has been restated to exclude Mendota for all periods presented.
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported ("IBNR") loss events and the related estimated loss adjustment expenses.
Tables 3 and 4 present distributions, by line of business, of the provision for unpaid loss and loss adjustment expenses gross and net of external reinsurance, respectively.
TABLE 3 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2018	December 31, 2017
Non-standard automobile	594	572
Commercial automobile	642	580
Other	187	177
Total	1,423	1,329

TABLE 4 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	March 31, 2018	December 31, 2017
Non-standard automobile	535	508
Commercial automobile	626	572
Other	187	177
Total	1,348	1,257
Non-Standard Automobile
At March 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.6 million and $0.6 million, respectively.
Commercial Automobile
At March 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.6 million and $0.6 million, respectively.
Other
At March 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $0.2 million and $0.2 million, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2018	2017
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	346	—
For the three months ended March 31, 2018 and March 31, 2017, the Company reported $0.3 million and $0.0 million, respectively, of unfavorable development for loss and loss adjustment expenses from prior accident years. The unfavorable development reported for the three months ended March 31, 2018 was related to an increase in loss adjustment expenses at Amigo.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
DEBT
Bank Loan
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC. The bank loan matures on October 12, 2022 and has a fixed interest rate of 5.0%. The bank loan is carried in the consolidated balance sheets at its unpaid principal balance.
Notes Payable
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

On January 5, 2015, Flower Portfolio 001, LLC assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties ("the Flower Note"). The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The Flower Note is carried in the consolidated balance sheets at its unpaid principal balance.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheets at its unpaid principal balance.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As further discussed in Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and March 31, 2018, $0.4 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $0.9 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
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

For a description of each of the Company's six subsidiary trusts, see Note 13, "Debt," to the unaudited consolidated interim financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.
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
Cash Flows from Continuing Operations
During the three months ended March 31, 2018, the Company reported on the unaudited consolidated statements of cash flows $0.2 million of net cash provided by operating activities from continuing operations. The reconciliation between the Company's reported net loss of $2.2 million and the $0.2 million of net cash provided by operating activities from continuing operations can be explained primarily by the $2.5 million increase in deferred service fees.
During the three months ended March 31, 2018, the net cash provided by investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $4.8 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments and other investments in excess of purchases of fixed maturities, equity investments and limited liability investments, at fair value.
During the three months ended March 31, 2018, the net cash used in financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $1.1 million. This use of cash is attributed to principal repayments of $0.8 million on notes payable and $0.3 million on the bank loan.

KINGSWAY FINANCIAL SERVICES INC.

In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents from continuing operations during the three months ended March 31, 2018 was $4.0 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.0 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $11.9 million and $5.4 million reported at March 31, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company's Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company, including the purchase of certain investments from the Company’s insurance subsidiaries. See "Regulatory Capital" section below for further discussion.
The holding company’s liquidity of $3.0 million at March 31, 2018 represented approximately three months of interest payments on subordinated debt and regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. In addition, the holding company owns investments in publicly traded securities and has access to some of the operating cash generated by the Extended Warranty subsidiaries. While

KINGSWAY FINANCIAL SERVICES INC.

these liquid sources do not represent cash of the holding company at March 31, 2018, they do represent future sources of liquidity that make it probable that the holding company will be able to meet its obligations as they become due over the next 12 months.
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
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board of Directors, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. Our goal is to maximize the total after-tax return on all of our investments. An important strategy we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims authorized on vehicle service agreements and loss adjustment expenses.

Table 6 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2018 and December 31, 2017.

TABLE 6 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	March 31, 2018	% of Total	December 31, 2017	% of Total
Due in less than one year	5,285	41.7%	3,605	24.8%
Due in one through five years	6,056	47.7%	9,310	64.0%
Due after five through ten years	134	1.1%	345	2.4%
Due after ten years	1,212	9.5%	1,281	8.8%
Total	12,687	100.0%	14,541	100.0%

At March 31, 2018, 89.4% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 7 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at March 31, 2018 and December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 7 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of March 31, 2018
Estimated fair value	$12,917	$12,687	$12,457
Estimated increase (decrease) in fair value	$230	$—	$(230)

As of December 31, 2017
Estimated fair value	$14,840	$14,541	$14,242
Estimated increase (decrease) in fair value	$299	$—	$(299)
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
Table 8 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2018 and December 31, 2017, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 100.0% of those investments rated 'A' or better at March 31, 2018. 'Not Rated' in Table 8 below at December 31, 2017 includes $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	March 31, 2018	December 31, 2017
AAA/Aaa	75.0%	59.6%
AA/Aa	11.6	8.8
A/A	13.4	10.9
Percentage rated A/A2 or better	100.0%	79.3%
Not rated	—	20.7
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The evaluation of our disclosure controls and procedures by the Company's Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A for the three months ended March 31, 2018 and March 31, 2017, where we restated our consolidated balance sheet, consolidated statements of operations, consolidated statements of cash flows, and notes to our consolidated financial statements. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily relate to the periods covered by this Form 10-Q/A. Refer to Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three months ended March 31, 2018 and March 31, 2017.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
With respect to the accounting for and disclosure of certain complex and nonrecurring transactions, the execution of the controls over the application of accounting literature did not operate effectively with respect to:

•
the reclassification of investment income, related to equity method investments, from loss from discontinued operations, net of taxes to net investment income in the consolidated statement of operations;

•	the identification, accounting and disclosure of investments demonstrating characteristics of variable interest entities, including the consolidation of certain investments;

•	the adoption and application of ASU 2014-09;

•	identification, disclosure and accounting for equity-classified warrants; and

•	purchase accounting, as it relates to the identification and valuation of intangible assets and goodwill.

Concerning the accounting for and disclosure of certain other items, the execution of the controls over the application of accounting literature did not operate effectively with respect to separating restricted cash from cash and cash equivalents on the face of the consolidated balance sheet. Additionally, the Company did not have adequate controls in place pertaining to disclosure of related parties.
Regarding the collectability of accounts receivable balances, the Company did not have adequate controls and procedures with respect to evaluating balances for collectability, including the lack of a formal policy governing the review of accounts, as well as calculating and documenting necessary reserves.

KINGSWAY FINANCIAL SERVICES INC.

With respect to other-than-temporary impairment on equity method investments, the Company did not properly apply the accounting literature when performing its analysis in determining whether its investment in investee was other-than-temporarily impaired as of December 31, 2018.
Finally, with respect to the lack of adequate procedures regarding certain account reconciliations, there were errors in the reconciliation of account balances as they were not performed timely and/or at a level of precision to identify errors and incorrect balance sheet and income statement classification for certain cash, receivable, deposit, accounts payable, deferred revenue, escheat liability and investment income accounts accounts.
The matters were discovered during the course of the 2018 external audit of the accounts and were reviewed with the Company's Audit Committee. Certain of these material weaknesses resulted in the restatement described in Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three months ended March 31, 2018 and March 31, 2017.
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-Q/A for the three months ended March 31, 2018 and March 31, 2017 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.
Remediation Process
The Company is evaluating the material weaknesses and developing a plan of remediation to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan will include the following actions:

•	Perform a comprehensive assessment of all existing accounting policies and revise existing policies and/or introduce new policies, as needed;

•	Enhance the formality of its review procedures with respect to its accounting for any new investments, as well as the periodic evaluation of existing investments;

•	Implement additional review procedures with respect to its accounting under ASU 2014-09 to ensure the Company’s accounting will continue to be in accordance with that standard on a go-forward basis;

•
Implement additional identification, accounting and review controls with respect to complex and nonrecurring transactions, as well as augment existing staff with outside skilled accounting resources, as appropriate, and strengthen the review process to improve the operation of financial reporting and corresponding internal controls;

•
Enhance the formality and rigor with respect to identifying and tracking all material related party transactions, as well updating its disclosures controls to enhance the focus on related party disclosure requirements; and

•	Enhance the formality and rigor of review with respect to the collectability of accounts receivable balances, and the account reconciliation procedures.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2018, and ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

KINGSWAY FINANCIAL SERVICES INC.

Item 1A. Risk Factors
There are no material changes with respect to those risk factors previously disclosed in our 2017 Annual Report, except as disclosed below.
Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.
We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934. We have in the past concluded that our internal controls over financial reporting related to income tax accounting for non-routine transactions and the adoption of ASU 2014-09 were not effective. We have currently identified the existence of material weaknesses in internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations.
As discussed in Note 4, "Recast and Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A, we have restated our consolidated financial statements as of and for the three months ended March 31, 2018. Although we previously remediated the material weakness related to income tax accounting for non-routine transactions and are actively engaged in developing and implementing remediation plans as described Item 4, Controls and Procedures, of this Form 10-Q/A, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	February 27, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, Chief Executive Officer, President and Director
(principal executive officer)

Date:	February 27, 2020	By:	/s/ William A. Hickey, Jr.
William A. Hickey, Jr., Chief Financial Officer and Executive Vice President
(principal financial officer)

