Form 10-Q/A
period 2018-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-02-27
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-15204

Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	98-0475673 (I.R.S. Employer Identification No.)

150 E. Pierce Road Itasca, IL 60143
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

EXPLANATORY NOTE
Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10Q/A ("Form 10Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 8, 2018 (the "Form 10-Q"), to restate its previously reported unaudited consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2018 and June 30, 2017.

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
The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting; ii) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheets; iii) the reclassification of investment income, related to these investments, from loss from discontinued operations, net of taxes to net investment income, net realized gains (losses) and (loss) gain on change in fair value of equity investments in the consolidated statement of operations; and iv) the reclassification of cash and cash equivalents to restricted cash in the consolidated balance sheets. For the three months ended June 30, 2018, correcting these errors increased the Company’s net loss by $0.4 million (decrease to net loss of $0.1 million for the six months ended June 30, 2018). For the three and six months ended June 30, 2017, correcting these errors increased the Company’s net loss by $0.5 million and$0.4 million, respectively.
Along with restating our financial statements for the three and six months ended June 30, 2018 and June 30, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. For the three and six months ended June 30, 2018, recording these certain immaterial accounting adjustments increased the Company’s net loss by $1.5 million and $2.2 million, respectively. For the three and six months ended June 30, 2017, recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.0 million and $0.2 million, respectively.
In addition to these items, certain other amounts have been reclassified in the consolidated statements of operations and consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.
Refer to Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for more information regarding the impact of correcting these errors and recording certain immaterial accounting adjustments on the Company's consolidated financial statements.
Internal Control Over Financial Reporting
Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses at June 30, 2018. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 included in this Form 10-Q/A.
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
This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update the information contained therein other than as required to correct the errors and record the adjustments described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
	(restated)	(restated)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $11,605 and $14,707, respectively)	$11,361	$14,541
Equity investments, at fair value (cost of $2,340 and $4,868, respectively)	2,433	4,589
Limited liability investments	7,078	9,094
Limited liability investments, at fair value	31,416	32,211
Investments in private companies, at adjusted cost	4,620	4,870
Real estate investments, at fair value (cost $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	3,316	3,721
Short-term investments, at cost which approximates fair value	151	151
Total investments	71,037	79,839
Cash and cash equivalents	10,618	5,377
Restricted cash	13,760	14,985
Investment in investee	4,947	5,230
Accrued investment income	301	507
Service fee receivable, net of allowance for doubtful accounts of $415 and $318, respectively	5,218	4,431
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	8,864	7,247
Deferred acquisition costs, net	6,662	6,325
Property and equipment, net of accumulated depreciation of $13,794 and $11,683, respectively	105,246	108,008
Goodwill	80,843	80,843
Intangible assets, net of accumulated amortization of $8,729 and $8,218, respectively	78,935	79,446
Other assets	3,592	4,302
Assets held for sale	115,107	110,145
Total Assets	$505,130	$506,685
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$11,254	$10,359
Income taxes payable	2,801	2,644
Deferred service fees	44,368	41,113
Unpaid loss and loss adjustment expenses	2,594	1,329
Bank loan	4,417	4,917
Notes payable	201,543	203,648
Subordinated debt, at fair value	52,822	52,105
Net deferred income tax liabilities	28,819	28,763
Liabilities held for sale	112,866	105,900
Total Liabilities	461,484	450,778

Redeemable Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at June 30, 2018 and December 31, 2017, respectively; redemption amount of $7,441 and $7,182 at June 30, 2018 and December 31, 2017, respectively	5,692	5,180

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	356,247	356,171
Accumulated deficit	(365,128)	(310,953)
Accumulated other comprehensive income (loss)	36,546	(3,852)
Shareholders' equity attributable to common shareholders	27,665	41,366
Noncontrolling interests in consolidated subsidiaries	10,289	9,361
Total Shareholders' Equity	37,954	50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$505,130	$506,685

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
		(restated)	(restated)	(restated)	(restated)
Revenues:
Service fee and commission income		$8,860	$6,564	$18,511	$13,219
Rental income		3,345	3,348	6,693	6,695
Other income		108	211	321	508
Total revenues		12,313	10,123	25,525	20,422
Operating expenses:
Claims authorized on vehicle service agreements		1,392	1,318	2,764	2,679
Loss and loss adjustment expenses		1,301	(1)	1,647	(1)
Commissions		834	834	1,747	1,629
Cost of services sold		1,464	1,291	3,716	2,595
General and administrative expenses		7,295	6,499	14,771	12,485
Leased real estate segment interest expense		1,546	1,569	3,098	3,143
Total operating expenses		13,832	11,510	27,743	22,530
Operating loss		(1,519)	(1,387)	(2,218)	(2,108)
Other revenues (expenses), net:
Net investment income		1,010	864	1,648	2,032
Net realized gains (losses)	13	132	(1)	397	(1)
(Loss) gain on change in fair value of equity investments	1,176	(421)	—	744	—
Loss on change in fair value of limited liability investments, at fair value		(525)	(1,713)	(1,461)	(1,659)
Net change in unrealized loss on private company investments		(155)	(1,512)	(155)	(1,265)
Non-operating other income		14	13	21	26
Interest expense not allocated to segments		(1,844)	(1,549)	(3,561)	(3,048)
Amortization of intangible assets		(254)	(272)	(509)	(546)
Contingent consideration benefit		—	212	—	212
Loss on change in fair value of debt		(142)	(2,702)	(1,061)	(4,591)
Gain on disposal of subsidiary		17	—	17	—
Equity in net (loss) income of investee		(385)	(145)	(284)	2,240
Total other revenues (expenses), net		(2,553)	(6,805)	(4,204)	(6,600)
Loss from continuing operations before income tax expense		(4,072)	(8,192)	(6,422)	(8,708)
Income tax expense		190	1,255	444	1,524
Loss from continuing operations		(4,262)	(9,447)	(6,866)	(10,232)
Income (loss) from discontinued operations, net of taxes		594	358	980	(97)
(Loss) gain on disposal of discontinued operations, net of taxes		(6,628)	1,017	(6,628)	1,017
Net loss		(10,296)	(8,072)	(12,514)	(9,312)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries		158	(338)	517	(139)
Less: dividends on preferred stock, net of tax		259	286	512	588
Net loss attributable to common shareholders		$(10,713)	$(8,020)	$(13,543)	$(9,761)
Loss per share - continuing operations:
Basic:		$(0.22)	$(0.44)	$(0.36)	$(0.50)
Diluted:		$(0.22)	$(0.44)	$(0.36)	$(0.50)
(Loss) earnings per share - discontinued operations:
Basic:		$(0.28)	$0.06	$(0.26)	$0.04
Diluted:		$(0.28)	$0.06	$(0.26)	$0.04
Loss per share – net loss attributable to common shareholders:
Basic:		$(0.49)	$(0.37)	$(0.62)	$(0.45)
Diluted:		$(0.49)	$(0.37)	$(0.62)	$(0.45)
Weighted-average shares outstanding (in ‘000s):
Basic:		21,708	21,458	21,708	21,458
Diluted:		21,708	21,458	21,708	21,458

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(restated)	(restated)	(restated)	(restated)

Net loss	$(10,296)	$(8,072)	$(12,514)	$(9,312)
Other comprehensive income (loss), net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	(72)	(1,064)	(437)	(1,227)
Reclassification adjustment for amounts included in net loss	(4)	478	(11)	(29)
Change in fair value of debt attributable to instrument-specific credit risk	778	—	344	—
Other comprehensive income (loss)	702	(586)	(104)	(1,256)
Comprehensive loss	(9,594)	(8,658)	(12,618)	(10,568)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	158	(339)	511	(138)
Comprehensive loss attributable to common shareholders	$(9,752)	$(8,319)	$(13,129)	$(10,430)
(1) Net of income tax expense of $0 and $0 for the three and six months ended June 30, 2018 and June 30, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
	(restated)	(restated)
Cash provided by (used in):
Operating activities:
Net loss	$(12,514)	$(9,312)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(980)	97
Loss (gain) on disposal of discontinued operations, net of taxes	6,628	(1,017)
Equity in net loss (income) of investee	284	(2,240)
Equity in net income of limited liability investments	(181)	(600)
Depreciation and amortization expense	2,678	3,153
Contingent consideration benefit	—	(212)
Stock-based compensation expense, net of forfeitures	588	588
Net realized (gains) losses	(397)	1
Gain on change in fair value of equity investments	(744)	—
Loss on change in fair value of limited liability investments, at fair value	1,461	1,659
Net change in unrealized loss on private company investments	155	1,265
Loss on change in fair value of debt	1,061	4,591
Deferred income taxes	56	1,098
Amortization of fixed maturities premiums and discounts	32	47
Amortization of note payable premium	(473)	(483)
Gain on disposal of subsidiary	(17)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(787)	(88)
Other receivables, net	(1,617)	(1,733)
Deferred acquisition costs, net	(337)	(227)
Unpaid loss and loss adjustment expenses	1,265	(402)
Deferred service fees	3,255	2,100
Other, net	(3,566)	1,578
Cash (used in) provided by operating activities - continuing operations	(4,150)	(137)
Cash used in operating activities - discontinued operations	(1,909)	(6,966)
Net cash used in operating activities	(6,059)	(7,103)
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,965	145
Proceeds from sales of equity investments	3,704	—
Purchases of fixed maturities	(1,885)	(192)
Purchases of equity investments	(806)	(506)
Net proceeds from (acquisitions of) limited liability investments	2,199	(2,408)
Net purchases of limited liability investments, at fair value	(666)	(484)
Net proceeds from (purchases of) investments in private companies	95	(171)
Net proceeds from other investments	405	373
Net proceeds from short-term investments	—	250
Proceeds from disposal of subsidiary	565	—
Net proceeds from sale of discontinued operations	1,129	1,017
Net purchases of property and equipment	593	(439)
Cash provided by (used in) investing activities - continuing operations	10,298	(2,415)
Cash (used in) provided by investing activities - discontinued operations	(3,086)	8,612
Net cash provided by investing activities	7,212	6,197
Financing activities:
Principal payments on bank loan	(500)	—
Principal payments on note payable	(1,632)	(1,457)
Cash used in financing activities - continuing operations	(2,132)	(1,457)
Cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(2,132)	(1,457)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	4,016	(4,009)
Cash and cash equivalents and restricted cash at beginning of period	43,874	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,512	4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,362	31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$24,378	$27,472

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
The unaudited consolidated interim financial statements include the accounts of Kingsway and its majority owned and controlled subsidiaries, as well as certain variable interest entities as further described in Note 7, "Variable Interest Entities, to the consolidated financial statements in the 2018 Annual Report. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
NOTE 4 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its previously reported unaudited consolidated financial statements for the three and six months ended June 30, 2018 and June 30, 2017. The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet; and the reclassification of investment income, related to these investments, from loss from discontinued

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

operations, net of taxes to net investment income, net realized gains (losses) and (loss) gain on change in fair value of equity investments in the consolidated statement of operations ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and iii) the reclassification from cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). For the three months ended June 30, 2018, correcting these errors increased the Company’s net loss by $0.4 million (decrease to net loss of $0.1 million for the six months ended June 30, 2018). For the three and six months ended June 30, 2017, correcting these errors increased the Company’s net loss by $0.5 million and$0.4 million, respectively.
Along with restating our financial statements for the three and six months ended June 30, 2018 and June 30, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. For the three and six months ended June 30, 2018, recording these certain immaterial accounting adjustments increased the Company’s net loss by $1.5 million and $2.2 million, respectively. For the three and six months ended June 30, 2017, recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.0 million and $0.2 million, respectively. Refer to the notes under the tables below for descriptions of these immaterial accounting adjustments.
In addition to these items, certain other amounts have been reclassified in the consolidated statements of operations and consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at June 30, 2018:

(in thousands)					June 30, 2018
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$11,361	$—	$—	$—	$—		$11,361
Equity investments, at fair value	2,189	244	—	—	—		2,433
Limited liability investments	5,217	3,515	(890)	—	(764)	(a), (b)	7,078
Limited liability investments, at fair value	4,869	3,629	22,918	—	—		31,416
Investments in private companies, at adjusted cost	—	—	3,865	—	755	(a)	4,620
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	1,916	1,400	—	—	—		3,316
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	25,703	8,788	36,555	—	(9)		71,037
Cash and cash equivalents	24,713	—	612	(13,760)	(947)	(c)	10,618
Restricted cash	—	—	—	13,760	—		13,760
Investment in investee	4,947	—	—	—	—		4,947
Accrued investment income	161	—	140	—	—		301
Service fee receivable	5,173	—	—	—	45	(d)	5,218
Other receivables	7,907	—	(53)	—	1,010	(c)	8,864
Deferred acquisition costs, net	6,662	—	—	—	—		6,662
Property and equipment	105,246	—	—	—	—		105,246
Goodwill	80,112	—	—	—	731	(e)	80,843
Intangible assets	79,519	—	—	—	(584)	(e)	78,935
Other assets	3,592	—	—	—	—		3,592
Assets held for sale	138,804	(8,788)	(14,909)	—	—		115,107
Total Assets	$482,539	$—	$22,345	$—	$246		$505,130
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$10,946	$—	$437	$—	$(129)	(a), (c), (d), (f), (g)	$11,254
Income taxes payable	2,801	—	—	—	—		2,801
Deferred service fees	41,221	—	—	—	3,147	(a), (c), (d), (h)	44,368
Unpaid loss and loss adjustment expenses	5,209	—	—	—	(2,615)	(a)	2,594
Bank loan	4,417	—	—	—	—		4,417
Notes payable	184,567	—	16,976	—	—		201,543
Subordinated debt, at fair value	52,822	—	—	—	—		52,822
Net deferred income tax liabilities	28,796	—	—	—	23	(e)	28,819
Liabilities held for sale	112,866	—	—	—	—		112,866
Total Liabilities	443,645	—	17,413	—	426		461,484

Redeemable Class A preferred stock	5,477	—	—	—	215	(f)	5,692

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	356,609	—	—	—	(362)	(f)	356,247

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Accumulated deficit	(364,917)	—	(221)	—	10	(b), (d)(e), (f), (g), (h)	(365,128)
Accumulated other comprehensive income	36,322	—	224	—	—		36,546
Shareholders' equity attributable to common shareholders	28,014	—	3	—	(352)		27,665
Noncontrolling interests in consolidated subsidiaries	5,403	—	4,929	—	(43)	(d), (h)	10,289
Total Shareholders' Equity	33,417	—	4,932	—	(395)		37,954
Total Liabilities, Class A preferred stock and Shareholders' Equity	$482,539	$—	$22,345	$—	$246		$505,130

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at December 31, 2017:

(in thousands)					December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$14,541	$—	$—	$—	$—		$14,541
Equity investments, at fair value	4,476	113	—	—	—		4,589
Limited liability investments	4,922	6,113	(1,091)	—	(850)	(a)	9,094
Limited liability investments, at fair value	5,771	4,545	21,895	—	—		32,211
Investments in private companies, at adjusted cost	—	—	4,020	—	850	(a)	4,870
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	2,321	1,400	—	—	—		3,721
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	32,182	12,171	35,486	—	—		79,839
Cash and cash equivalents	20,774	—	310	(14,985)	(722)	(c)	5,377
Restricted cash	—	—	—	14,985	—		14,985
Investment in investee	5,230	—	—	—	—		5,230
Accrued investment income	331	—	176	—	—		507
Service fee receivable	4,286	—	—	—	145	(c)	4,431
Other receivables	6,536	—	(48)	—	759	(c)	7,247
Deferred acquisition costs, net	6,325	—	—	—	—		6,325
Property and equipment	108,008	—	—	—	—		108,008
Goodwill	80,112	—	—	—	731	(e)	80,843
Intangible assets	80,062	—	—	—	(616)	(e)	79,446
Other assets	4,302	—	—	—	—		4,302
Assets held for sale	136,452	(12,171)	(14,136)	—	—		110,145
Total Assets	$484,600	$—	$21,788	$—	$297		$506,685
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$10,924	$—	$432	$—	$(997)	(a), (c), (d), (f), (g)	$10,359
Income taxes payable	2,644	—	—	—	—		2,644
Deferred service fees	42,257	—	—	—	(1,144)	(a), (h)	41,113
Unpaid loss and loss adjustment expenses	1,329	—	—	—	—		1,329
Bank loan	4,917	—	—	—	—		4,917
Notes payable	186,469	—	17,179	—	—		203,648
Subordinated debt, at fair value	52,105	—	—	—	—		52,105
Net deferred income tax liabilities	28,745	—	—	—	18	(e)	28,763
Liabilities held for sale	105,900	—	—	—	—		105,900
Total Liabilities	435,290	—	17,611	—	(2,123)		450,778

Redeemable Class A preferred stock	5,461	—	—	—	(281)	(f)	5,180

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	356,021	—	—	—	150	(f)	356,171
Accumulated deficit	(313,487)	—	(51)	—	2,585	(d), (e), (f), (g), (h)	(310,953)
Accumulated other comprehensive loss	(3,852)	—	—	—	—		(3,852)
Shareholders' equity attributable to common shareholders	38,682	—	(51)	—	2,735		41,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Noncontrolling interests in consolidated subsidiaries	5,167	—	4,228	—	(34)	(d), (h)	9,361
Total Shareholders' Equity	43,849	—	4,177	—	2,701		50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$484,600	$—	$21,788	$—	$297		$506,685

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended June 30, 2018:

(in thousands)	Three months ended June 30, 2018
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$9,479	$—	$—	$—	$(619)	(a), (c), (h)	$8,860
Rental income	3,341	—	—	—	4	(c)	3,345
Other income	108	—	—	—	—		108
Total revenues	12,928	—	—	—	(615)		12,313
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—	—	1,392	(a)	1,392
Loss and loss adjustment expenses	2,625	—	—	—	(1,324)	(a)	1,301
Commissions	932	—	—	—	(98)	(c)	834
Cost of services sold	1,464	—	—	—	—		1,464
General and administrative expenses	7,305	—	10	—	(20)	(c), (d), (f)	7,295
Leased real estate segment interest expense	1,546	—	—	—	—		1,546
Total operating expenses	13,872	—	10	—	(50)		13,832
Operating loss	(944)	—	(10)	—	(565)		(1,519)
Other revenues (expenses), net:
Net investment income	18	(70)	635	—	427	(a)	1,010
Net realized (losses) gains	(1)	133	—	—	—		132
Loss on change in fair value of equity investments	(248)	(173)	—	—	—		(421)
Loss on change in fair value of limited liability investments, at fair value	—	—	(98)	—	(427)	(a)	(525)
Net change in unrealized loss on private company investments	—	—	(155)	—	—		(155)
Non-operating other income	973	—	(16)	—	(943)	(g)	14
Interest expense not allocated to segments	(1,519)	—	(325)	—	—		(1,844)
Amortization of intangible assets	(271)	—	—	—	17	(e)	(254)
Loss on change in fair value of debt	(142)	—	—	—	—		(142)
Gain on disposal of subsidiary	—	—	—	—	17	(c)	17
Equity in net income of investee	(385)	—	—	—	—		(385)
Total other revenues (expenses), net	(1,575)	(110)	41	—	(909)		(2,553)
(Loss) income from continuing operations before income tax expense	(2,519)	(110)	31	—	(1,474)		(4,072)
Income tax expense	187	—	—	—	3	(e)	190
(Loss) income from continuing operations	(2,706)	(110)	31	—	(1,477)		(4,262)
Income (loss) from discontinued operations, net of taxes	911	110	(432)	—	5	(c)	594
Loss on disposal of discontinued operations, net of taxes	(6,611)	—	—	—	(17)	(c)	(6,628)
Net loss	(8,406)	—	(401)	—	(1,489)		(10,296)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	108	—	48	—	2	(d), (h)	158
Less: dividends on preferred stock, net of tax	130	—	—	—	129	(f)	259
Net loss attributable to common shareholders	$(8,644)	$—	$(449)	$—	$(1,620)		$(10,713)
Loss per share - continuing operations:
Basic:	$(0.14)	$(0.01)	$—	$—	$(0.07)		$(0.22)
Diluted:	$(0.14)	$(0.01)	$—	$—	$(0.07)		$(0.22)
Loss per share - discontinued operations:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Basic:	$(0.26)	$—	$(0.02)	$—	$—	$(0.28)
Diluted:	$(0.26)	$—	$(0.02)	$—	$—	$(0.28)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.40)	$—	$(0.02)	$—	$(0.07)	$(0.49)
Diluted:	$(0.40)	$—	$(0.02)	$—	$(0.07)	$(0.49)
Weighted average shares outstanding (in ‘000s):
Basic:	21,708	—	—	—	—	21,708
Diluted:	21,708	—	—	—	—	21,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended June 30, 2017:

(in thousands)				Three months ended June 30, 2017
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$6,584	—	—	—	(20)	(a), (c), (h)	6,564
Rental income	3,347	—	—	—	7	(c)	3,354
Other income	211	—	—	—	—		211
Total revenues	10,142	—	—	—	(13)		10,129
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—	—	1,318	(a)	$1,318
Loss and loss adjustment expenses	1,338	—	—	—	(1,339)	(a)	$(1)
Commissions	811	—	—	—	23	(c)	834
Cost of services sold	1,291	—	—	—	—		$1,291
General and administrative expenses	6,522	—	7	—	(16)	(f)	6,513
Leased real estate segment interest expense	1,569	—	—	—	—		1,569
Total operating expenses	11,531	—	7	—	(14)		11,524
Operating (loss) income	(1,389)	—	(7)	—	1		(1,395)
Other revenues (expenses), net:
Net investment (loss) income	(1,347)	475	444	—	1,292	(a)	864
Net realized losses	(1)	—	—	—	—		(1)
(Loss) gain on change in fair value of limited liability investments, at fair value	—	(821)	400	—	(1,292)	(a)	(1,713)
Net change in unrealized loss on private company investments	—	—	(1,512)	—	—		(1,512)
Non-operating other income	31	—	(18)	—	—		13
Interest expense not allocated to segments	(1,216)	—	(333)	—	—		(1,549)
Amortization of intangible assets	(289)	—	—	—	17	(e)	(272)
Contingent consideration benefit	212	—	—	—	—		212
Loss on change in fair value of debt	(2,702)	—	—	—	—		(2,702)
Equity in net income of investee	(145)	—	—	—	—		(145)
Total other revenues (expenses), net	(5,457)	(346)	(1,019)	—	17		(6,805)
(Loss) income from continuing operations before income tax expense	(6,846)	(346)	(1,026)	—	18		(8,200)
Income tax expense	1,251	—	—	—	4	(e)	1,255
(Loss) income from continuing operations	(8,097)	(346)	(1,026)	—	14		(9,455)
(Loss) income from discontinued operations, net of taxes	(562)	346	573	—	9	(c)	366
Gain on disposal of discontinued operations, net of taxes	1,017	—	—	—	—		$1,017
Net (loss) income	(7,642)	—	(453)	—	23		(8,072)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	100	—	(438)	—	—		(338)
Less: dividends on preferred stock, net of tax	154	—	$—	—	132	(f)	$286
Net loss attributable to common shareholders	$(7,896)	$—	$(15)	$—	$(109)		$(8,020)
Loss per share - continuing operations:
Basic:	$(0.39)	$—	$—	$—	$—		$(0.39)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Diluted:	$(0.39)	$(0.01)	$(0.03)	$—	$(0.01)	$(0.44)
(Loss) earnings per share - discontinued operations:
Basic:	$0.02	$0.01	$0.03	$—	$—	0.06
Diluted:	$0.02	$0.01	$0.03	$—	$—	0.06
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.37)	$—	$—	$—	$—	$(0.37)
Diluted:	$(0.37)	$—	$—	$—	$—	$(0.37)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,458	—	—	—	—	21,458
Diluted:	21,458	—	—	—	—	21,458

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the six months ended June 30, 2018:

(in thousands)	Six months ended June 30, 2018
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$19,670	$—	$—	$—	(1,159)	(a), (c), (h)	$18,511
Rental income	6,682	—	—	—	11	(c)	6,693
Other income	321	—	—	—	—		321
Total revenues	26,673	—	—	—	(1,148)		25,525
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—	—	2,764	(a)	2,764
Loss and loss adjustment expenses	4,247	—	—	—	(2,600)	(a)	1,647
Commissions	1,817	—	—	—	(70)	(c)	1,747
Cost of services sold	3,716	—	—	—	—		3,716
General and administrative expenses	14,702	—	23	—	46	(c),(d), (f)	14,771
Leased real estate segment interest expense	3,098	—	—	—	—		3,098
Total operating expenses	27,580	—	23	—	140		27,743
Operating loss	(907)	—	(23)	—	(1,288)		(2,218)
Other revenues (expenses), net:
Net investment (loss) income	(613)	(613)	1,067	—	1,807	(a), (b)	1,648
Net realized gains	9	137	251	—	—		397
Gain on change in fair value of equity investments	614	130	—	—	—		744
Gain (loss) on change in fair value of limited liability investments, at fair value	—	—	355	—	(1,816)	(a)	(1,461)
Net change in unrealized loss on private company investments	—	—	(155)	—	—		(155)
Non-operating other income	987	—	(33)	—	(933)	(g)	21
Interest expense not allocated to segments	(2,905)	—	(656)	—	—		(3,561)
Amortization of intangible assets	(543)	—	—	—	34	(e)	(509)
Loss on change in fair value of debt	(1,061)	—	—	—	—		(1,061)
Gain on disposal of subsidiary	—	—	—	—	17	(c)	17
Equity in net loss of investee	(284)	—	—	—	—		(284)
Total other revenues (expenses), net	(3,796)	(346)	829	—	(891)		(4,204)
(Loss) income from continuing operations before income tax expense	(4,703)	(346)	806	—	(2,179)		(6,422)
Income tax expense	438	—	—	—	6	(e)	444
(Loss) income from continuing operations	(5,141)	(346)	806	—	(2,185)		(6,866)
Income (loss) from discontinued operations, net of taxes	1,318	346	(696)	—	12	(c)	980
Loss on disposal of discontinued operations, net of taxes	(6,611)	—	—	—	(17)	(c)	(6,628)
Net loss	(10,434)	—	110	—	(2,190)		(12,514)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	243	—	278	—	(4)	(d), (h)	517
Less: dividends on preferred stock, net of tax	259	—	—	—	253	(f)	512
Net loss attributable to common shareholders	$(10,936)	$—	$(168)	$—	$(2,439)		$(13,543)
(Loss) earnings per share - continuing operations:
Basic:	$(0.26)	$(0.01)	$0.02	$—	$(0.11)		$(0.36)
Diluted:	$(0.26)	$(0.01)	$0.02	$—	$(0.11)		$(0.36)
(Loss) earnings per share - discontinued operations:
Basic:	$(0.24)	$0.01	$(0.03)	$—	$—		$(0.26)
Diluted:	$(0.24)	$0.01	$(0.03)	$—	$—		$(0.26)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Loss per share – net loss attributable to common shareholders:
Basic:	$(0.50)	$—	$(0.01)	$—	$(0.11)	$(0.62)
Diluted:	$(0.50)	$—	$(0.01)	$—	$(0.11)	$(0.62)
Weighted average shares outstanding (in ‘000s):
Basic:	21,708	—	—	—	—	21,708
Diluted:	21,708	—	—	—	—	21,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the six months ended June 30, 2017:

(in thousands)				Six months ended June 30, 2017
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$12,946	$—	$—	$—	$273	(a), (c), (h)	$13,219
Rental income	6,694	—	—	—	13	(c)	6,707
Other income	569	—	—	—	—		569
Total revenues	20,209	—	—	—	286		20,495
Operating expenses:
Claims authorized on vehicle service agreements	—	—	—	—	2,679	(a)	2,679
Loss and loss adjustment expenses	2,557	—	—	—	(2,558)	(a)	(1)
Commissions	1,579	—	—	—	50	(c)	1,629
Cost of services sold	2,595	—	—	—	—		2,595
General and administrative expenses	12,273	—	275	—	(35)	(c), (f)	12,513
Leased real estate segment interest expense	3,143	—	—	—	—		3,143
Total operating expenses	22,147	—	275	—	136		22,558
Operating (loss) income	(1,938)	—	(275)	—	150		(2,063)
Other revenues (expenses), net:
Net investment (loss) income	(1,163)	785	890	—	1,520	(a)	2,032
Net realized losses	(1)	—	—	—	—		(1)
(Loss) gain on change in fair value of limited liability investments, at fair value	—	(960)	821	—	(1,520)	(a)	(1,659)
Net change in unrealized loss on private company investments	—	—	(1,265)	—	—		(1,265)
Non-operating other loss	—	—	(35)	—	—		(35)
Interest expense not allocated to segments	(2,375)	—	(673)	—	—		(3,048)
Amortization of intangible assets	(580)	—	—	—	34	(e)	(546)
Contingent consideration benefit	212	—	—	—	—		212
Loss on change in fair value of debt	(4,591)	—	—	—	—		(4,591)
Equity in net loss of investee	2,240	—	—	—	—		2,240
Total other revenues (expenses), net	(6,258)	(175)	(262)	—	34		(6,661)
(Loss) income from continuing operations before income tax expense	(8,196)	(175)	(537)	—	184		(8,724)
Income tax expense	1,516	—	—	—	8	(e)	1,524
(Loss) income from continuing operations	(9,712)	(175)	(537)	—	176		(10,248)
(Loss) income from discontinued operations, net of taxes	(431)	175	156	—	19	(c)	(81)
Gain on disposal of discontinued operations, net of taxes	1,017	—	—	—	—		1,017
Net (loss) income	(9,126)	$—	(381)	—	195		(9,312)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	205	—	(361)	—	17	(h)	(139)
Less: dividends on preferred stock, net of tax	328	—	—	—	260	(f)	588
Net loss attributable to common shareholders	$(9,659)	$—	$(20)	$—	$(82)		$(9,761)
Loss per share - continuing operations:
Basic:	$(0.48)	$(0.01)	$(0.01)	$—	$—		$(0.50)
Diluted:	$(0.48)	$(0.01)	$(0.01)	$—	$—		$(0.50)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Earnings per share - discontinued operations:
Basic:	$0.03	$0.01	$—	$—	$—	0.04
Diluted:	$0.03	$0.01	$—	$—	$—	0.04
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.45)	$—	$—	$—	$—	$(0.45)
Diluted:	$(0.45)	$—	$—	$—	$—	$(0.45)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,458	—	—	—	—	21,458
Diluted:	21,458	—	—	—	—	21,458

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the six months ended June 30, 2018:

(in thousands)	Six months ended June 30, 2018
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(10,434)	$—	$110	$—	$(2,190)	(b), (d), (e), (f), (g), (h)	$(12,514)
Adjustments to reconcile net (loss) income to net cash used in operating activities:			—	—
(Income) loss from discontinued operations, net of taxes	(1,318)	(346)	696	—	(12)	(c)	(980)
Loss on disposal of discontinued operations, net of taxes	6,611	—	—	—	17	(c)	6,628
Equity in net loss of investee	284	—	—	—	—		284
Equity in net (loss) income of limited liability investments	(164)	(51)	25	—	9	(b)	(181)
Loss on change in fair value of limited liability investment	1,152	664	—	—	(1,816)	(a)	—
Depreciation and amortization expense	2,704	—	—	—	(26)	(e)	2,678
Stock-based compensation expense, net of forfeitures	588	—	—	—	—		588
Net realized gains	(9)	(137)	(251)	—	—		(397)
Gain on change in fair value of equity investments	(614)	(130)	—	—	—		(744)
Loss (gain) on change in fair value of limited liability investments, at fair value	—	—	(355)	—	1,816	(a)	1,461
Net change in unrealized loss on private company investments	—	—	155	—	—		155
Loss on change in fair value of debt	1,061	—	—	—	—		1,061
Deferred income taxes	51	—	—	—	5	(e)	56
Amortization of fixed maturities premiums and discounts	32	—	—	—	—		32
Amortization of note payable premium	(473)	—	—	—	—		(473)
Gain on disposal of subsidiary	—	—	—	—	(17)	(c)	(17)
Changes in operating assets and liabilities:
Service fee receivable, net	(887)	—	—	—	100	(d)	(787)
Other receivables, net	(1,371)	—	5	—	(251)	(c)	(1,617)
Deferred acquisition costs, net	(337)	—	—	—	—		(337)
Unpaid loss and loss adjustment expenses	1,101	—	—	—	164	(a)	1,265
Deferred service fees	1,480	—	—	—	1,775	(a), (c), (d), (h)	3,255
Other, net	(1,193)	—	(2,115)	—	(258)	(a),(c), (d), (f) (g)	(3,566)
Cash used in operating activities - continuing operations	(1,736)	—	(1,730)	—	(684)		(4,150)
Cash (used in) provided by operating activities - discontinued operations	(4,651)	2,742	—	—	—		(1,909)
Net cash (used in) provided by operating activities	(6,387)	2,742	(1,730)	—	(684)		(6,059)
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,965	—	—	—	—		4,965
Proceeds from sales of equity investments	3,704	—	—	—	—		3,704
Purchases of fixed maturities	(1,885)	—	—	—	—		(1,885)
Purchases of equity investments	(806)	—	—	—	—		(806)
Net (acquisitions of) proceeds from limited liability investments	(606)	—	2,805	—	—		2,199
Net purchases of limited liability investments, at fair value	—	—	(666)	—	—		(666)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Net proceeds from investments in private companies	—	—	95	—	—		95
Net proceeds from other investments	405	—	—	—	—		405
Proceeds from disposal of subsidiary	—	—	—	—	565	(c)	565
Net proceeds from sale of discontinued operations	1,900	—	—	—	(771)	(c)	1,129
Net disposals of property and equipment and intangible assets	(80)	—	—	—	673	(c)	593
Cash provided by investing activities - continuing operations	7,597	—	2,234	—	467		10,298
Cash used in investing activities - discontinued operations	(337)	(2,749)	—	—	—		(3,086)
Net cash provided by (used in) investing activities	7,260	(2,749)	2,234	—	467		7,212
Financing activities:
Principal payments on bank loan	(500)	—	—	—	—		(500)
Principal payments on notes payable	(1,429)	—	(203)	—	—		(1,632)
Cash provided by financing activities - continuing operations	(1,929)	—	(203)	—	—		(2,132)
Cash provided by financing activities - discontinued operations	—	—	—	—	—		—
Net cash provided by financing activities	(1,929)	—	(203)	—	—		(2,132)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	3,932	—	301	—	(217)		4,016
Cash and cash equivalents and restricted cash at beginning of period	44,286	—	311	—	(723)	(c)	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,505	—	—	—	7	(c)	23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,781	—	311	—	(730)		20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$24,713	$—	$612	$—	$(947)		$24,378

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the six months ended June 30, 2017:

(in thousands)			Six months ended June 30, 2017
	As Previously Reported on Form 10-Q filed August 8, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(9,126)	$—	$(381)	$—	$195	(e), (f), (h)	$(9,312)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations, net of taxes	431	(175)	(156)	—	(19)	(c)	81
Gain on disposal of discontinued operations, net of taxes	(1,017)	—	—	—	—		(1,017)
Equity in net income of investee	(2,240)	—	—	—	—		(2,240)
Equity in net loss (income) of limited liability investments	166	(785)	19	—	—		(600)
Loss on change in fair value of limited liability investment	1,473	—	—	—	(1,473)	(a)	—
Depreciation and amortization expense	3,187	—	—	—	(34)	(e)	3,153
Contingent consideration benefit	(212)	—	—	—	—		(212)
Stock-based compensation expense, net of forfeitures	588	—	—	—	—		588
Net realized losses	1	—	—	—	—		1
Loss (gain) on change in fair value of limited liability investments, at fair value	—	960	(821)	—	1,520	(a)	1,659
Net change in unrealized loss on private company investments	—	—	1,265	—	—		1,265
Loss on change in fair value of debt	4,591	—	—	—	—		4,591
Deferred income taxes	1,090	—	—	—	8	(e)	1,098
Amortization of fixed maturities premiums and discounts	47	—	—	—	—		47
Amortization of note payable premium	(483)	—	—	—	—		(483)
Changes in operating assets and liabilities:
Service fee receivable, net	(88)	—	—	—	—		(88)
Other receivables, net	(1,647)	—	9	—	(95)	(c)	(1,733)
Deferred acquisition costs, net	(227)	—	—	—	—		(227)
Unpaid loss and loss adjustment expenses	(523)	—	—	—	121	(a)	(402)
Deferred service fees	2,061	—	—	—	39	(a), (c), (h)	2,100
Other, net	(817)	—	2,754	—	(359)	(a),(c), (d), (f), (g)	1,578
Cash (used in) provided by operating activities - continuing operations	(2,745)	—	2,689	—	(97)		(153)
Cash used in operating activities - discontinued operations	(5,118)	(1,848)	—	—	—		(6,966)
Net cash (used in) provided by operating activities	(7,863)	(1,848)	2,689	—	(97)		(7,119)
Investing activities:
Proceeds from sales and maturities of fixed maturities	145	—	—	—	—		145
Purchases of fixed maturities	(192)	—	—	—	—		(192)
Purchases of equity investments	(506)	—	—	—	—		(506)
Net acquisitions of limited liability investments	(1,000)	—	(1,408)	—	—		(2,408)
Net purchases of limited liability investments, at fair value	—	—	(484)	—	—		(484)
Net purchases of investments in private companies	—	—	(171)	—	—		(171)
Net proceeds from other investments	373	—	—	—	—		373
Net proceeds from short-term investments	250	—	—	—	—		250
Net proceeds from sale of discontinued operations	1,017	—	—	—	—		1,017

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Net purchases of property and equipment	(450)	—	—	—	11	(c)	(439)
Cash (used in) provided by investing activities - continuing operations	(363)	—	(2,063)	—	11		(2,415)
Cash provided by investing activities - discontinued operations	6,772	1,840	—	—	—		8,612
Net cash provided by (used in) investing activities	6,409	1,840	(2,063)	—	11		6,197
Financing activities:
Principal payments on note payable	(1,264)	—	(193)	—	—		(1,457)
Cash used in financing activities - continuing operations	(1,264)	—	(193)	—	—		(1,457)
Cash used in financing activities - discontinued operations	—	—	—	—	—		—
Net cash used in financing activities	(1,264)	—	(193)	—	—		(1,457)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(4,372)	—	433	—	(86)		(4,025)
Cash and cash equivalents and restricted cash at beginning of period	36,475	—	325	—	(795)	(c)	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	4,513	—	—	—	11	(c)	4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,962	—	325	—	(806)		31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$27,590	$—	$758	$—	$(892)		$27,456

(a)	Reclassifications to conform to current presentation. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(b)	Adjustment to record equity-pick up loss related to a limited liability investment, with a corresponding decrease to net investment income and an increase to accumulated deficit.

(c)	Reclassifications as a result of misclassifications of amounts in a previous filing. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(d)
Adjustments to Extended Warranty segment service fee receivable, accrued expenses and other liabilities and deferred service fees, with offsetting adjustments to accrued expenses and other liabilities, general and administrative expenses and accumulated deficit.

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

(g)	Adjustment to decrease accrued expenses and other liabilities with an offsetting decrease to accumulated deficit and an offsetting decrease to non-operating other income, related to escheat liability.

(h)	Adjustment to Extended Warranty deferred service fees, with an offsetting adjustment to service fee and commission income and accumulated deficit, related to revenue recognition.

NOTE 5 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. With the exception of GAP commissions and homebuilder warranty service fees, the adoption of ASU 2014-09 did not change the way the Company recognized revenue for the three and six months ended June 30, 2018. As a result of the adoption of ASU 2014-09, the Company also recorded a cumulative effect adjustment to increase accumulated deficit by $0.6 million and increase deferred service fees by $0.6 million. Prior periods have not been restated to conform to the current presentation. Refer to Note 14, "Revenue from Contracts with Customers," for further details.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, ASU 2016-01 requires (1) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost, adjusted for observable price changes and impairments; and (2) an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company has elected to measure its investments in private companies at cost, adjusted for observable price changes and impairments. Previously, the Company recorded its equity investments at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss) and its subordinated debt at fair value with the total change in fair value reported in net income (loss). As a result of the adoption of ASU 2016-01, cumulative net unrealized losses on equity investments of $0.0 million were reclassified from accumulated other comprehensive income (loss) into accumulated deficit and a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss). Prior periods have not been restated to conform to the current presentation.
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

As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of $8.0 million in the second quarter of 2018 as a result of adjusting the net carrying value of Mendota to be equal to the estimated purchase price. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at June 30, 2018 and December 31, 2017.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Summary financial information for Mendota and ARS included in income (loss) from discontinued operations, net of taxes in the consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$22,956	$33,518	$51,592	$66,440
Net investment income (loss)	208	(88)	434	(145)
Net realized (losses) gains	(134)	735	(134)	1,133
Gain on change in fair value of equity investments	96	—	106	—
Other income	2,445	2,556	4,876	5,027
Total revenues	25,571	36,721	56,874	72,455
Expenses:
Loss and loss adjustment expenses	18,927	26,130	41,728	51,321
Commissions and premium taxes	2,225	5,353	6,388	10,636
General and administrative expenses	3,825	4,880	7,778	10,430
Impairment of intangible assets	—	—	—	250
Total expenses	24,977	36,363	55,894	72,637
Income (loss) from discontinued operations before income tax benefit	594	358	980	(182)
Income tax benefit	—	—	—	(85)
Income (loss) from discontinued operations, net of taxes	594	358	980	(97)
(Loss) gain on disposal of discontinued operations before income tax expense	(6,628)	1,017	(6,628)	1,017
Income tax expense	—	—	—	—
(Loss) gain on disposal of discontinued operations, net of taxes	(6,628)	1,017	(6,628)	1,017
Total (loss) income from discontinued operations, net of taxes	$(6,034)	$1,375	$(5,648)	$920

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of Mendota at June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$42,714	$38,673
Equity investments, at fair value	3,437	4,405
Total investments	46,151	43,078
Cash and cash equivalents	18,520	23,512
Accrued investment income	239	195
Premiums receivable, net	27,673	27,855
Other receivables	174	603
Reinsurance recoverable	6,509	108
Prepaid reinsurance premiums	13,493	—
Deferred acquisition costs, net	2,048	6,720
Property and equipment, net	162	222
Intangible assets, net	—	7,553
Other assets	138	299
Assets held for sale	$115,107	$110,145
Liabilities
Unpaid loss and loss adjustment expenses	$58,817	$62,323
Unearned premiums	34,969	36,686
Reinsurance payable	14,869	82
Net deferred income tax liabilities	—	1,586
Accrued expenses and other liabilities	4,211	5,223
Liabilities held for sale	$112,866	$105,900
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
The establishment of an other-than-temporary impairment on an available-for-sale investment or limited liability investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to available-for sale investments recorded for the three and six months ended June 30, 2018 and June 30, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships that primarily invest in income-producing real estate or real estate related investments. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $7.1 million and $9.1 million, respectively. At June 30, 2018, the Company has unfunded commitments totaling $0.2 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Limited liability investments, at fair value represent the Company's investment in 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of June 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investments, at fair value was $31.4 million and $32.2 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of zero and $0.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively, ($0.0 million and $0.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively), which are included in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At June 30, 2018, the Company has unfunded commitments totaling $0.8 million to fund limited liability investments, at fair value.
Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, the Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. For the three and six months ended June 30, 2018, the Company recorded adjustments of $0.2 million and $0.2 million, respectively, to decrease the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

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

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of zero and $1.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively, (zero and $1.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
As of June 30, 2018 and December 31, 2017, the carrying value of the Company's investments in private companies totaled $4.6 million and $4.9 million, respectively.
Real estate investments are reported at fair value. As of June 30, 2018 and December 31, 2017, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Net investment income for the three and six months ended June 30, 2018 and June 30, 2017 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income:
Interest from fixed maturities	$57	$49	$90	$83
Dividends	82	113	156	218
Income from limited liability investments	189	365	181	600
Income from limited liability investments, at fair value	482	232	701	466
(Loss) gain on change in fair value of warrants - not publicly traded	—	(198)	—	47
Income from real estate investments	200	200	400	400
Other	9	111	137	233
Gross investment income	1,019	872	1,665	2,047
Investment expenses	(9)	(8)	(17)	(15)
Net investment income	$1,010	$864	$1,648	$2,032
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and six months ended June 30, 2018 and June 30, 2017 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross realized gains	$133	$—	$398	$—
Gross realized losses	(1)	(1)	(1)	(1)
Net realized gains (losses)	$132	$(1)	$397	$(1)

(Loss) gain on change in fair value of equity investments for the three and six months ended June 30, 2018 and June 30, 2017 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (losses) gains recognized on equity investments sold during the period	$(10)	$—	$245	$—
Change in unrealized (losses) gains on equity investments held at end of the period	(411)	—	499	—
(Loss) gain on change in fair value of equity investments	$(421)	$—	$744	$—
Fixed maturities and short-term investments with an estimated fair value of $0.2 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $13.8 million and $15.0 million at June 30, 2018 and December 31, 2017, respectively. Included in restricted cash are (i) $11.0 million and $12.2 million at June 30, 2018 and December 31, 2017, respectively, held as deposits by IWS Acquisition Corporation ("IWS") and PWSC; (ii) $1.9 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively, on deposit with state and provincial regulatory authorities; and (iii) $0.9 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
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
The components of deferred acquisition costs and the related amortization expense as of and for the three and six months ended June 30, 2018 and June 30, 2017 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance, net	$6,428	$5,867	$6,325	$5,827
Additions	1,256	1,331	2,498	2,317
Amortization	(1,022)	(1,144)	(2,161)	(2,090)
Balance at June 30, net	$6,662	$6,054	$6,662	$6,054
NOTE 10 INTANGIBLE ASSETS
Intangible assets at June 30, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,767	$2,151
Vehicle service agreements in-force	3,680	3,656	24
Customer relationships	3,611	2,183	1,428
In-place lease	1,125	123	1,002
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,729	$78,935

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,218	$79,446
The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively ($0.5 million and $0.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively).
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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of June 30, 2018 and June 30, 2017, were as follows:

(in thousands)	June 30, 2018	June 30, 2017
Balance at January 1, net	$40,794	$38,713
Gross service fees for vehicle service agreements sold	11,166	10,015
Recognition of service fees on vehicle service agreements	(9,588)	(8,848)
Liability for claims authorized on vehicle service agreements	2,764	2,679
Payments of claims authorized on vehicle service agreements	(2,950)	(2,716)
Re-estimation of deferred service fees	(165)	(122)
Balance at June 30, net	$42,021	$39,721
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows at June 30, 2018 and December 31, 2017:

(in thousands)	June 30,	December 31,
	2018	2017
Deferred service fees	$41,758	$40,531
Accrued expenses and other liabilities	263	263
Balance at June 30, net	$42,021	$40,794

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2018 and June 30, 2017 were as follows:

(in thousands)	June 30, 2018	June 30, 2017
Balance at beginning of period, gross	$1,329	$2,202
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,848
Incurred related to:
Current year	—	—
Prior years	1,647	(1)
Paid related to:
Current year	—	—
Prior years	(410)	(379)
Balance at end of period, net	2,494	1,468
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	100	332
Balance at end of period, gross	$2,594	$1,800
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $1.6 million and favorable development of $0.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The unfavorable development for the six months ended June 30, 2018 was related to an increase in loss adjustment expenses at Kingsway Amigo Insurance Company ("Amigo").

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

NOTE 13 DEBT
Debt consists of the following instruments at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan	$4,417	$4,417	$4,163	$4,917	$4,917	$4,864
Notes payable:
Mortgage	174,707	184,567	163,059	176,136	186,469	168,477
Flower Note	7,976	7,976	8,003	8,179	8,179	8,825
Net Lease Note	9,000	9,000	9,745	9,000	9,000	9,870
Total notes payable	191,683	201,543	180,807	193,315	203,648	187,172
Subordinated debt	90,500	52,822	52,822	90,500	52,105	52,105
Total	$286,600	$258,782	$237,792	$288,732	$260,670	$244,141

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

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at June 30, 2018 of $8.0 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at June 30, 2018 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 20, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $0.4 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and June 30, 2018, $0.8 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.1 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Vehicle service agreement fees - IWS	$4,226	$4,078	$8,615	$8,632
GAP commissions - IWS	200	235	392	252
Maintenance support service fees - Trinity	1,962	1,818	4,935	3,572
Warranty product commissions - Trinity	736	433	1,232	763
Homebuilder warranty service fees and commissions - PWSC	1,736	—	3,337	—
Service fee and commission income	$8,860	$6,564	$18,511	$13,219

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2018 and December 31, 2017 were $5.2 million and $4.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 35.6% of the deferred service fees as of June 30, 2018. Approximately $8.0 million of service fee and commission income recognized during the six months ended June 30, 2018 was included in deferred service fees as of December 31, 2017.

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

Income tax expense for the three and six months ended June 30, 2018 and June 30, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34%, respectively, to loss from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax benefit at U.S. statutory income tax rate	$(855)	$(2,785)	$(1,348)	$(2,961)
Valuation allowance	822	2,522	1,354	2,878
State income tax	67	22	133	35
Non-deductible compensation	62	101	123	200
Change in unrecognized tax benefits(1)	60	160	130	372
Indefinite life intangibles	24	1,062	46	1,099
Foreign operations subject to different tax rates	(39)	45	(54)	(94)
Other	49	128	60	(5)
Income tax expense	$190	$1,255	$444	$1,524
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
The Company carries net deferred income tax liabilities of $28.8 million and $28.8 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its June 30, 2018 and December 31, 2017 net deferred income tax liabilities.
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
NOTE 16 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and six months ended June 30, 2018 and June 30, 2017:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(4,262)	$(9,447)	$(6,866)	$(10,232)
(Less) plus: net (income) loss attributable to noncontrolling interests	(158)	338	(517)	139
Less: dividends on preferred stock, net of tax	(259)	(286)	(512)	(588)
Loss from continuing operations attributable to common shareholders	$(4,679)	$(9,395)	$(7,895)	$(10,681)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,458	21,708	21,458
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,458	21,708	21,458
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	21,708	21,458	21,708	21,458
Basic loss from continuing operations per share	$(0.22)	$(0.44)	$(0.36)	$(0.50)
Diluted loss from continuing operations per share	$(0.22)	$(0.44)	$(0.36)	$(0.50)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and six months ended June 30, 2018 and June 30, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

(in thousands)		Three months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at April 1, 2018	$(891)	$(3,286)	$40,021	$35,844

Other comprehensive (loss) income arising during the period	(72)	—	778	706
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Net current-period other comprehensive (loss) income	(76)	—	778	702

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$36,546

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)		Three months ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at April 1, 2017	$2,901	$(3,780)	$(879)

Other comprehensive loss arising during the period	(1,066)	—	(1,066)
Amounts reclassified from accumulated other comprehensive income (loss)	478	—	478
Net current-period other comprehensive loss	(588)	—	(588)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

(in thousands)		Six months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive (loss) income arising during the period	(430)	—	344	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	—	(11)
Net current-period other comprehensive (loss) income	(441)	—	344	(97)

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$36,546

(in thousands)		Six months ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(1,230)	—	(1,230)
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	—	(29)
Net current-period other comprehensive loss	(1,259)	—	(1,259)

Balance at June 30, 2017	$2,313	$(3,780)	$(1,467)

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
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Reinsurance Corporation ("Kingsway Re"). As further discussed in Note 6, "Acquisition and Discontinued Operations," on July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2018 and June 30, 2017 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Extended Warranty:
Service fee and commission income	8,860	6,564	18,511	13,219
Other income	36	51	102	136
Total Extended Warranty	8,896	6,615	18,613	13,355
Leased Real Estate:
Rental income	3,341	3,341	6,682	6,682
Other income	72	160	219	372
Total Leased Real Estate	3,413	3,501	6,901	7,054
Total segment revenues	12,309	10,116	25,514	20,409
Rental income not allocated to segments	4	7	11	13
Total revenues	$12,313	$10,123	$25,525	$20,422

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and six months ended June 30, 2018 and June 30, 2017 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment operating income:
Extended Warranty	$1,090	$686	1,936	1,423
Leased Real Estate	618	872	1,492	1,790
Total segment operating income	1,708	1,558	3,428	3,213
Net investment income	1,010	864	1,648	2,032
Net realized gains (losses)	132	(1)	397	(1)
(Loss) gain on change in fair value of equity investments	(421)	—	744	—
Loss on change in fair value of limited liability investments, at fair value	(525)	(1,713)	(1,461)	(1,659)
Net change in unrealized loss on private company investments	(155)	(1,512)	(155)	(1,265)
Interest expense not allocated to segments	(1,844)	(1,549)	(3,561)	(3,048)
Other income and expenses not allocated to segments, net	(3,213)	(2,932)	(5,625)	(5,295)
Amortization of intangible assets	(254)	(272)	(509)	(546)
Contingent consideration benefit	—	212	—	212
Loss on change in fair value of debt	(142)	(2,702)	(1,061)	(4,591)
Gain on disposal of subsidiary	17	—	17	—
Equity in net (loss) income of investee	(385)	(145)	(284)	2,240
Loss from continuing operations before income tax expense	(4,072)	(8,192)	(6,422)	(8,708)
Income tax expense	190	1,255	444	1,524
Loss from continuing operations	$(4,262)	$(9,447)	$(6,866)	$(10,232)

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 was as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			June 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,427	$—	$5,427	$—	$—
States, municipalities and political subdivisions	605	—	605	—	—
Mortgage-backed	2,811	—	2,811	—	—
Corporate	2,518	—	2,518	—	—
Total fixed maturities	11,361	—	11,361	—	—
Equity investments:
Common stock	1,491	1,491	—	—	—
Warrants	942	71	871	—	—
Total equity investments	2,433	1,562	871	—	—
Limited liability investments, at fair value	31,416	—	8,498	2,083	20,835
Real estate investments	10,662	—	—	10,662	—
Other investments	3,316	—	3,316	—	—
Short-term investments	151	—	151	—	—
Total assets	$59,339	$1,562	$24,197	$12,745	$20,835

Liabilities:
Subordinated debt	$52,822	$—	$52,822	$—	$—
Total liabilities	$52,822	$—	$52,822	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—	$—
States municipalities and political subdivisions	626	—	626	—	—
Mortgage-backed	2,876	—	2,876	—	—
Corporate	5,427	—	5,427	—	—
Total fixed maturities	14,541	—	14,541	—	—
Equity investments:
Common stock	3,570	3,570	—	—	—
Warrants	1,019	171	848	—	—
Total equity investments	4,589	3,741	848	—	—
Limited liability investments, at fair value	32,211	—	10,314	1,397	20,500
Real estate investments	10,662	—	—	10,662	—
Other investments	3,721	—	3,721	—	—
Short-term investments	151	—	151	—	—
Total assets	$65,875	$3,741	$29,575	$12,059	$20,500

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—	$—
Total liabilities	$52,105	$—	$52,105	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2018 and June 30, 2017:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2018		2017	2018	2017
Assets:
Limited liability investments, at fair value:
Beginning balance	$1,634		$1,008	$1,397	$939
Purchases	504		35	978	104
Distributions received	(70)		(86)	(311)	(86)
Change in fair value of limited liability investments, at fair value included in net loss	15		(30)	19	(30)
Ending balance	2,083		927	2,083	927
Real estate investments:
Beginning balance	10,662		10,662	10,662	10,662
Change in fair value of real estate investments included in net loss	—		—	—	—
Ending balance	10,662	—	10,662	10,662	10,662
Total	$12,745		$11,589	$12,745	$11,589

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2018:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$2,083	Market approach	Valuation multiples	5.0x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2017:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$1,397	Market approach	Valuation multiples	5.0x -7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2018 or 2017.

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2018:

June 30, 2018	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,835	n/a	n/a	n/a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2018

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2017:

December 31, 2017	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,500	n/a	n/a	n/a
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended June 30, 2018, the Company recorded adjustments to decrease the fair value of certain investments in private companies for observable price changes of $0.2 million ($0.2 million year to date) and impairments of zero (zero year to date), respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

NOTE 21 RELATED PARTY TRANSACTIONS

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party relationships and transactions.
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
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At June 30, 2018, the unfunded commitment was $0.2 million.

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
RESTATEMENT
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements, the Company has restated its previously reported unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and June 30, 2017. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the three and six months ended June 30, 2018 and June 30, 2017.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense that, in addition to segment operating income, includes net investment income, net realized gains (losses), (loss) gain on change in fair value of equity investments, loss on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, contingent consideration benefit, loss on change in fair value of debt, gain on disposal of subsidiary, and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax expense for the three and six months ended June 30, 2018 and 2017 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and six months ended June 30, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017	Change	2018	2017	Change
Segment operating income:
Extended Warranty	1,090	686	404	1,936	1,423	513
Leased Real Estate	618	872	(254)	1,492	1,790	(298)
Total segment operating income	1,708	1,558	150	3,428	3,213	215
Net investment income	1,010	864	146	1,648	2,032	(384)
Net realized gains (losses)	132	(1)	133	397	(1)	398
(Loss) gain on change in fair value of equity investments	(421)	—	(421)	744	—	744
Loss on change in fair value of limited liability investments, at fair value	(525)	(1,713)	1,188	(1,461)	(1,659)	198
Net change in unrealized loss on private company investments	(155)	(1,512)	1,357	(155)	(1,265)	1,110
Interest expense not allocated to segments	(1,844)	(1,549)	(295)	(3,561)	(3,048)	(513)
Other income and expenses not allocated to segments, net	(3,213)	(2,932)	(281)	(5,625)	(5,295)	(330)
Amortization of intangible assets	(254)	(272)	18	(509)	(546)	37
Contingent consideration benefit	—	212	(212)	—	212	(212)
Loss on change in fair value of debt	(142)	(2,702)	2,560	(1,061)	(4,591)	3,530
Gain on disposal of subsidiary	17	—	17	17	—	17
Equity in net (loss) income of investee	(385)	(145)	(240)	(284)	2,240	(2,524)
Loss from continuing operations before income tax expense	(4,072)	(8,192)	4,120	(6,422)	(8,708)	2,286
Income tax expense	190	1,255	(1,065)	444	1,524	(1,080)
Loss from continuing operations	(4,262)	(9,447)	5,185	(6,866)	(10,232)	3,366
Income (loss) from discontinued operations, net of taxes	594	358	236	980	(97)	1,077
(Loss) gain on disposal of discontinued operations, net of taxes	(6,628)	1,017	(7,645)	(6,628)	1,017	(7,645)
Net loss	(10,296)	(8,072)	(2,224)	(12,514)	(9,312)	(3,202)
Loss from Continuing Operations and Net Loss
In the second quarter of 2018, we reported loss from continuing operations of $4.3 million compared to $9.4 million in the second quarter of 2017. For the six months ended June 30, 2018, we reported loss from continuing operations of $6.9 million compared to $10.2 million for the six months ended June 30, 2017. The loss from continuing operations for the three months ended June 30, 2018 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by Extended Warranty segment operating income. The loss from continuing operations for the six months ended June 30, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, and loss on change in fair value of debt, partially offset by total segment operating income. The loss from continuing operations for the three months ended June 30, 2017 is primarily due to loss on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by total segment operating income. The loss from continuing operations for the six months ended June 30, 2017 is primarily due to loss on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, interest expense

KINGSWAY FINANCIAL SERVICES INC.

not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by total segment operating income and equity in net income of investee.
In the second quarter of 2018, we reported net loss of $10.3 million compared to $8.1 million in the second quarter of 2017. For the six months ended June 30, 2018, we reported a net loss of $12.5 million compared to $9.3 million for the six months ended June 30, 2017.
Extended Warranty
The Extended Warranty service fee and commission income increased 34.8% to $8.9 million for the three months ended June 30, 2018 compared with $6.6 million for the three months ended June 30, 2017 ($18.5 million year to date compared to $13.2 million prior year to date, representing a 40.2% increase). The increase in service fee and commission income is primarily reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively. This increase is also partially due to increased service fee and commission income at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products.
The Extended Warranty operating income was $1.1 million for the three months ended June 30, 2018 compared with $0.7 million for the three months ended June 30, 2017 ($1.9 million year to date compared to $1.4 million prior year to date). The increase in operating income is primarily due to the inclusion of PWSC in 2018, as noted above. PWSC operating income was $0.3 million and $0.4 million for the three and six months ended June 30, 2018 respectively. The increase in operating income also reflects the improved revenues at both Trinity and IWS, partially offset by related increases in cost of services sold at Trinity and general and administrative expenses at both Trinity and IWS, for the three and six months ended June 30, 2018, compared to the same periods in 2017.
Leased Real Estate
In the second quarter of 2018, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the second quarter of 2017 ($6.7 million year to date compared to $6.7 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.6 million for the three months ended June 30, 2018 compared with $0.9 million for the three months ended June 30, 2017 ($1.5 million year to date compared to $1.8 million prior year to date). The decrease in operating income is due to increased legal expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017. Leased Real Estate operating income includes interest expense of $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively ($3.1 million and $3.1 million, respectively, year to date and prior year to date). See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $1.0 million in the second quarter of 2018 compared to $0.9 million in the second quarter of 2017 ($1.6 million year to date compared to $2.0 million prior year to date). The decrease for the six months ended June 30, 2018 is primarily due to a $0.4 million decrease in equity pickup from limited liability investments for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Net Realized Gains (Losses)
Net realized gains were $0.1 million in the second quarter of 2018 compared to net realized losses of $0.0 million in the second quarter of 2017 (net realized gains of $0.4 million year to date compared to net realized losses of $0.0 million prior year to date). The net realized gains for the three and six months ended June 30, 2018 resulted primarily from the sale of investments at Argo Holdings. Beginning in 2018, gains from equity investments are recorded as gain on change in fair value of equity investments, as further discussed below.
(Loss) Gain on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.4 million in the second quarter of 2018 compared to zero in the second quarter of 2017 (gain of $0.7 million year to date compared to zero prior year to date). As further discussed in Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The loss on change in fair value of equity investments for the three months ended June 30, 2018 includes realized losses on equity investments sold during the second quarter of 2018 of $0.0 million (realized gains of $0.2 million year to date) and unrealized losses on equity investments held as of June 30, 2018 of $0.4 million (unrealized gains of $0.5 million year to date).

KINGSWAY FINANCIAL SERVICES INC.

Loss on Change in Fair Value of Limited Liability Investments, at Fair Value
Loss on change in fair value of limited liability investments, at fair value was $0.5 million in the second quarter of 2018 compared to $1.7 million in the second quarter of 2017 ($1.5 million year to date compared to $1.7 million prior year to date). The change from 2017 to 2018 is primarily explained by the difference between the $0.4 million fair value loss recorded during the second quarter of 2018 related to 1347 Investors compared to the $2.1 million fair value loss recorded during the second quarter of 2017 related to 1347 Investors (decrease in fair value of $1.8 million and $2.5 million, respectively, year to date and prior year to date).

Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was $0.2 million in the second quarter of 2018 compared to $1.5 million in the second quarter of 2017 ($0.2 million year to date compared to $1.3 million prior year to date). For the three and six months ended June 30, 2018, the Company recorded adjustments of $0.2 million and $0.2 million, respectively, to decrease the fair value of certain investments in private companies for observable price changes. The net change in unrealized loss for the three and six months ended June 30, 2017 is primarily due to the impairment of an investment in private company common stock.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the second quarter of 2018 was $1.8 million compared to $1.5 million in the second quarter of 2017 ($3.6 million year to date compared to $3.0 million prior year to date). The increase for the three and six months ended June 30, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and six months ended June 30, 2018 compared to the same periods in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $3.2 million in the second quarter of 2018 compared to $2.9 million in the second quarter of 2017 ($5.6 million year to date compared to $5.3 million prior year to date). The increase in net expense is primarily due to less general and administrative expenses at the holding company, partially offset by an increase in loss and loss adjustment expenses at Amigo for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.3 million in the second quarter of 2018 compared to $0.3 million in the second quarter of 2017 ($0.5 million year to date compared to $0.5 million prior year to date).
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

KINGSWAY FINANCIAL SERVICES INC.

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
At June 30, 2018, we held cash and cash equivalents, restricted cash and investments with a carrying value of $95.4 million.
Investments held by our insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,427	5.7%	5,612	5.6%
States, municipalities and political subdivisions	605	0.6%	626	0.6%
Mortgage-backed	2,811	2.9%	2,876	2.9%
Corporate	2,518	2.6%	5,427	5.4%
Total fixed maturities	11,361	11.8%	14,541	14.5%
Equity investments:
Common stock	1,491	1.6%	3,570	3.6%
Warrants	942	1.0%	1,019	1.0%
Total equity investments	2,433	2.6%	4,589	4.6%
Limited liability investments	7,078	7.4%	9,094	9.1%
Limited liability investments, at fair value	31,416	32.9%	32,211	32.1%
Investments in private companies	4,620	4.9%	4,870	4.9%
Real estate investments	10,662	11.2%	10,662	10.6%
Other investments	3,316	3.5%	3,721	3.7%
Short-term investments	151	0.2%	151	0.2%
Total investments	71,037	74.5%	79,839	79.7%
Cash and cash equivalents	10,618	11.1%	5,377	5.4%
Restricted cash	13,760	14.4%	14,985	14.9%
Total	95,415	100.0%	100,201	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairment related to available-for-sale investments recorded for the three and six months ended June 30, 2018 and June 30, 2017. As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of zero and $0.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively, ($0.0 million and $0.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively), which are included in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of zero and $1.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively, (zero and $1.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Non-Standard Automobile
At June 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Commercial Automobile
At June 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC.

Other
At June 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $0.7 million and $0.2 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unfavorable (favorable) change in provision for loss and loss adjustment expenses for prior accident years	1,301	(1)	1,647	(1)
For the three months ended June 30, 2018, the Company reported $1.3 million of unfavorable development for loss and loss adjustment expenses from prior accident years (unfavorable development of $1.6 million year to date) compared with favorable development of $0.0 million for the three months ended June 30, 2017 (favorable development of $0.0 million prior year to date). The unfavorable development reported for the three and six months ended June 30, 2018 was related to an increase in loss adjustment expenses at Amigo.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows from Continuing Operations
During the six months ended June 30, 2018, the Company reported on the unaudited consolidated statements of cash flows $4.2 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $12.5 million and the $4.2 million of net cash used in operating activities from continuing operations can be explained primarily by the the $6.6 million loss on disposal of discontinued operations and the $1.5 million loss on change in fair value of limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC.

During the six months ended June 30, 2018, the net cash provided by investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $10.3 million. This source of cash was driven primarily by the net proceeds from sale of discontinued operations and by proceeds from sales and maturities of fixed maturities, equity investments, limited liability investments and other investments in excess of purchases of fixed maturities, equity investments and limited liability investments, at fair value.
During the six months ended June 30, 2018, the net cash used in financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $2.1 million. This use of cash is attributed to principal repayments of $1.6 million on notes payable and $0.5 million on the bank loan.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents and restricted cash from continuing operations during the six months ended June 30, 2018 was $4.0 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.3 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $10.6 million and $5.4 million reported at June 30, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended

KINGSWAY FINANCIAL SERVICES INC.

Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction related expenses; investments; and any other extraordinary demands on the holding company. Specifically pursuant to the definitive agreement to sell Mendota, Mendakota and MCC (the “Acquired Companies”) that the Company announced on July 16, 2018, the Company will redeploy the proceeds from the sale to acquire limited liability investments, equity investments and other investments owned by the Acquired Companies at the time of the closing and to fund $5 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement. See "Regulatory Capital" section below for further discussion.
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

KINGSWAY FINANCIAL SERVICES INC.

by the end of the second quarter had stopped writing renewal business as well and had surrendered to the California Department of Insurance its certificate of authority to write any business in California, effectively exiting the California market.
Subsequent to the filing of the amended RBC Plan, the Company announced on July 16, 2018 that it had entered into a definitive agreement to sell the Acquired Companies. Pursuant to the definitive agreement, the purchase price equals the June 30, 2018 statutory surplus of the Acquired Companies, as adjusted pursuant to the definitive agreement, currently estimated to be $28.9 million. The Company will redeploy the proceeds from the sale to acquire limited liability investments, the limited liability investment, at fair value, and equity investments owned by the Acquired Companies at the time of the closing. As of the date of this filing, the Acquired Companies owned $23.1 million of such investments to be acquired by the Company at the time of the closing. Also, pursuant to the definitive agreement, the Company is required at the time of the closing to fund $5 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement and to settle any intercompany balances outstanding with Mendota. As a result, the Company is not expected to generate any cash liquidity at the time of the closing as a result of the sale of the Acquired Companies.

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
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board of Directors, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. Our goal is to maximize the total after-tax return on all of our investments. An important strategy we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims authorized on vehicle service agreements and loss and loss adjustment expenses.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	June 30, 2018	December 31, 2017
AAA/Aaa	73.4%	59.6%
AA/Aa	17.4	8.8
A/A	9.2	10.9
Percentage rated A/A2 or better	100.0%	79.3%
Not rated	—	20.7
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The evaluation of our disclosure controls and procedures by the Company's Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A for the three and six months ended June 30, 2018 and June 30, 2017, where we restated our consolidated balance sheet, consolidated statements of operations, consolidated statements of cash flows, and notes to our consolidated financial statements. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily relate to the periods covered by this Form 10-Q/A. Refer to Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three and six months ended June 30, 2018 and June 30, 2017.
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
Finally, with respect to the lack of adequate procedures regarding certain account reconciliations, there were errors in the reconciliation of account balances as they were not performed timely and/or at a level of precision to identify errors and incorrect balance sheet and income statement classification for certain cash, receivable, deposit, accounts payable, deferred revenue, escheat liability and investment income accounts.
The matters were discovered during the course of the 2018 external audit of the accounts and were reviewed with the Company's Audit Committee. Certain of these material weaknesses resulted in the restatement described in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three and six months ended June 30, 2018 and June 30, 2017.
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-Q/A for the three and six months ended June 30, 2018 and June 30, 2017 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.
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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2018, and ending June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q/A.
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
As discussed in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A, we have restated our consolidated financial statements as of and for the three and six months ended June 30, 2018. Although we previously remediated the material weakness related to income tax accounting for non-routine transactions and are actively engaged in developing and implementing remediation plans as described Item 4, Controls and Procedures, of this Form 10-Q/A, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
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

