Form 10-Q/A
period 2018-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-02-27
CIK 1072627

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

EXPLANATORY NOTE
Kingsway Financial Services Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10Q/A ("Form 10Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on November 9, 2018 (the "Form 10-Q"), to restate its previously reported unaudited consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2018 and September 30, 2017.

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
The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheets; and the reclassification of investment income, related to these investments, from loss from discontinued operations, net of taxes to net investment income, net realized losses and gain on change in fair value of equity investments in the consolidated statement of operations ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and the reclassification of cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). Correcting these errors increased the Company’s net loss by $0.1 million for the three months ended September 30, 2018 (a decrease to net loss of $0.0 million for the nine months ended September 30, 2018) and decreased the Company’s net loss by $0.2 million for the three months ended September 30, 2017 (an increase to net loss of $0.2 million for the nine months ended September 30, 2017).
Along with restating our financial statements for the three and nine months ended September 30, 2018 and September 30, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. Recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.8 million for the three months ended September 30, 2018 (an increase to net loss of $1.4 million for the nine months ended September 30, 2018). For the three and nine months ended September 30, 2017, recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.0 million and $0.2 million, respectively.
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
Internal Control Over Financial Reporting
Our management has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses at September 30, 2018. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 included in this Form 10-Q/A.
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

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
	(restated)	(restated)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $11,316 and $14,707, respectively)	$11,076	$14,541
Equity investments, at fair value (cost of $2,052 and $4,868, respectively)	1,577	4,589
Limited liability investments	5,316	9,094
Limited liability investments, at fair value	31,564	32,211
Investments in private companies, at adjusted cost	4,615	4,870
Real estate investments, at fair value (cost $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	3,316	3,721
Short-term investments, at cost which approximates fair value	151	151
Total investments	68,277	79,839
Cash and cash equivalents	9,045	5,377
Restricted cash	14,167	14,985
Investment in investee	2,827	5,230
Accrued investment income	359	507
Service fee receivable, net of allowance for doubtful accounts of $439 and $318, respectively	6,787	4,431
Other receivables, net of allowance for doubtful accounts of zero and zero, respectively	8,986	7,247
Deferred acquisition costs, net	6,899	6,325
Property and equipment, net of accumulated depreciation of $14,875 and $11,683, respectively	104,196	108,008
Goodwill	74,659	80,843
Intangible assets, net of accumulated amortization of $10,070 and $8,218, respectively	83,790	79,446
Other assets	2,560	4,302
Assets held for sale	112,034	110,145
Total Assets	$494,586	$506,685
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$11,327	$10,359
Income taxes payable	2,501	2,644
Deferred service fees	45,985	41,113
Unpaid loss and loss adjustment expenses	2,292	1,329
Bank loan	4,167	4,917
Notes payable	200,434	203,648
Subordinated debt, at fair value	53,614	52,105
Net deferred income tax liabilities	28,498	28,763
Liabilities held for sale	107,076	105,900
Total Liabilities	455,894	450,778

Redeemable Class A preferred stock, no par value; unlimited number authorized; 222,876 and 222,876 issued and outstanding at September 30, 2018 and December 31, 2017, respectively; redemption amount of $7,573 and $7,182 at September 30, 2018 and December 31, 2017, respectively	5,957	5,180

Shareholders' Equity:
Common stock, no par value; unlimited number authorized; 21,708,190 and 21,708,190 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	353,514	356,171
Accumulated deficit	(368,689)	(310,953)
Accumulated other comprehensive income (loss)	37,166	(3,852)
Shareholders' equity attributable to common shareholders	21,991	41,366
Noncontrolling interests in consolidated subsidiaries	10,744	9,361
Total Shareholders' Equity	32,735	50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$494,586	$506,685

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
		(restated)	(restated)	(restated)	(restated)
Revenues:
Service fee and commission income		$9,871	$7,687	$28,382	$20,906
Rental income		3,341	3,345	10,034	10,040
Other income		(17)	93	304	601
Total revenues		13,195	11,125	38,720	31,547
Operating expenses:
Claims authorized on vehicle service agreements		1,442	1,387	4,206	4,066
Loss and loss adjustment expenses		(19)	266	1,628	265
Commissions		971	525	2,718	2,154
Cost of services sold		2,033	1,951	5,749	4,546
General and administrative expenses		5,404	6,522	20,175	19,007
Leased real estate segment interest expense		1,540	1,563	4,638	4,706
Total operating expenses		11,371	12,214	39,114	34,744
Operating income (loss)		1,824	(1,089)	(394)	(3,197)
Other revenues (expenses), net:
Net investment income		629	1,133	2,277	3,165
Net realized losses	13	(414)	—	(17)	(1)
Gain on change in fair value of equity investments	1,176	337	—	1,081	—
(Loss) gain on change in fair value of limited liability investments, at fair value		(131)	2,448	(1,592)	789
Net change in unrealized gain (loss) on private company investments		19	—	(136)	(1,265)
Non-operating other income		14	582	35	608
Interest expense not allocated to segments		(1,900)	(1,602)	(5,461)	(4,650)
Amortization of intangible assets		(1,339)	(269)	(1,848)	(815)
Contingent consideration benefit		—	—	—	212
Loss on change in fair value of debt		(1,450)	(1,178)	(2,511)	(5,769)
Gain on disposal of subsidiary		—	—	17	—
Equity in net (loss) income of investee		(339)	(897)	(623)	1,343
Total other revenues (expenses), net		(4,574)	217	(8,778)	(6,383)
Loss from continuing operations before income tax (benefit) expense		(2,750)	(872)	(9,172)	(9,580)
Income tax (benefit) expense		(144)	124	300	1,648
Loss from continuing operations		(2,606)	(996)	(9,472)	(11,228)
Income (loss) from discontinued operations, net of taxes		417	(371)	1,397	(468)
(Loss) gain on disposal of discontinued operations, net of taxes		(1,172)	—	(7,800)	1,017
Net loss		(3,361)	(1,367)	(15,875)	(10,679)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries		200	195	717	56
Less: dividends on preferred stock, net of tax		265	403	777	991
Net loss attributable to common shareholders		$(3,826)	$(1,965)	$(17,369)	$(11,726)
Loss per share - continuing operations:
Basic:		$(0.14)	$(0.07)	$(0.51)	$(0.57)
Diluted:		$(0.14)	$(0.07)	$(0.51)	$(0.57)
(Loss) earnings per share - discontinued operations:
Basic:		$(0.03)	$(0.02)	$(0.29)	$0.03
Diluted:		$(0.03)	$(0.02)	$(0.29)	$0.03
Loss per share – net loss attributable to common shareholders:
Basic:		$(0.18)	$(0.09)	$(0.80)	$(0.55)
Diluted:		$(0.18)	$(0.09)	$(0.80)	$(0.55)
Weighted-average shares outstanding (in ‘000s):
Basic:		21,708	21,559	21,708	21,492
Diluted:		21,708	21,559	21,708	21,492

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(restated)	(restated)	(restated)	(restated)

Net loss	$(3,361)	$(1,367)	$(15,875)	$(10,679)
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized losses arising during the period	(44)	(3,262)	(481)	(4,489)
Reclassification adjustment for amounts included in net loss	6	764	(5)	735
Change in fair value of debt attributable to instrument-specific credit risk	658	—	1,002	—
Other comprehensive income (loss)	620	(2,498)	516	(3,754)
Comprehensive loss	(2,741)	(3,865)	(15,359)	(14,433)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	200	195	711	57
Comprehensive loss attributable to common shareholders	$(2,941)	$(4,060)	$(16,070)	$(14,490)
(1) Net of income tax (benefit) expense of $0 and $0 for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
	(restated)	(restated)
Cash provided by (used in):
Operating activities:
Net loss	$(15,875)	$(10,679)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(1,397)	468
Loss (gain) on disposal of discontinued operations, net of taxes	7,800	(1,017)
Equity in net loss (income) of investee	623	(1,343)
Dividend received from investee	780	—
Equity in net income of limited liability investments	(203)	(941)
Depreciation and amortization expense	5,099	4,039
Contingent consideration benefit	—	(212)
Stock-based compensation (benefit) expense, net of forfeitures	(1,881)	887
Net realized losses	17	1
Gain on change in fair value of equity investments	(1,081)	—
Loss (gain) on change in fair value of limited liability investments, at fair value	1,592	(789)
Net change in unrealized loss on private company investments	136	1,265
Loss on change in fair value of debt	2,511	5,769
Deferred income taxes	(265)	1,135
Amortization of fixed maturities premiums and discounts	47	72
Amortization of note payable premium	(707)	(722)
Gain on disposal of subsidiary	(17)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(2,356)	(1,311)
Other receivables, net	(1,739)	(2,779)
Deferred acquisition costs, net	(574)	(414)
Unpaid loss and loss adjustment expenses	963	(708)
Deferred service fees	4,872	1,433
Other, net	(6,639)	7,165
Cash (used in) provided by operating activities - continuing operations	(8,294)	1,319
Cash used in operating activities - discontinued operations	(7,378)	(13,197)
Net cash used in operating activities	(15,672)	(11,878)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,241	982
Proceeds from sales of equity investments	4,966	—
Purchases of fixed maturities	(1,885)	(192)
Purchases of equity investments	(857)	(4,654)
Net proceeds from (acquisitions of) limited liability investments	4,113	(3,133)
Net purchases of limited liability investments, at fair value	(945)	(1,314)
Net proceeds from (purchases of) investments in private companies	119	(521)
Net proceeds from other investments	404	3
Net proceeds from short-term investments	—	250
Proceeds from sale of investee	1,001	—
Proceeds from disposal of subsidiary	565	—
Net proceeds from sale of discontinued operations	1,129	860
Net disposals of property and equipment	550	34
Cash provided by (used in) investing activities - continuing operations	14,401	(7,685)
Cash provided by investing activities - discontinued operations	1,977	15,894
Net cash provided by investing activities	16,378	8,209
Financing activities:
Principal payments on bank loan	(750)	—
Principal payments on note payable	(2,507)	(2,243)
Cash used in financing activities - continuing operations	(3,257)	(2,243)
Cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(3,257)	(2,243)

KINGSWAY FINANCIAL SERVICES INC.

Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	2,850	(8,609)
Cash and cash equivalents and restricted cash at beginning of period	43,874	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,512	4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,362	31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$23,212	$22,872

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
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 4 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its previously reported unaudited consolidated financial statements for the three and nine months ended September 30, 2018 and September 30, 2017. The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota Insurance Company and Mendakota Casualty Company on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet; and the reclassification of investment income, related to these investments, from loss from discontinued operations, net of taxes to net investment income, net realized losses and gain on change in fair value of equity investments in the consolidated statement of operations in the consolidated statement of operations ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and iii) the reclassification from cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). Correcting these errors increased the Company’s net loss by $0.1 million for the three months ended September 30, 2018 (a decrease to net loss of $0.0 million for the nine months ended September 30, 2018) and decreased the Company’s net loss by $0.2 million for the three months ended September 30, 2017 (an increase to net loss of $0.2 million for the nine months ended September 30, 2017).
Along with restating our financial statements for the three and nine months ended September 30, 2018 and September 30, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this Form 10-Q/A. Recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.8 million for the three months ended September 30, 2018 (an increase to net loss of $1.4 million for the nine months ended September 30, 2018). For the three and nine months ended September 30, 2017, recording these certain immaterial accounting adjustments decreased the Company’s net loss by $0.0 million and $0.2 million, respectively. Refer to the notes under the tables below for descriptions of these immaterial accounting adjustments.
In addition to these items, certain other amounts have been reclassified in the consolidated statements of operations and consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at September 30, 2018:

(in thousands)		September 30, 2018
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$11,076	$—	$—	$—	$—		$11,076
Equity investments, at fair value	1,334	243	—	—	—		1,577
Limited liability investments	6,230	3,536	(3,710)	—	(740)	(a), (b)	5,316
Limited liability investments, at fair value	4,529	3,455	23,580	—	—		31,564
Investments in private companies, at adjusted cost	—	—	3,884	—	731	(a)	4,615
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	1,917	1,399	—	—	—		3,316
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	25,237	8,633	34,416	—	(9)		68,277
Cash and cash equivalents	23,591	—	456	(14,167)	(835)	(c)	9,045
Restricted cash	—	—	—	14,167	—		14,167
Investment in investee	2,827	—	—	—	—		2,827
Accrued investment income	194	—	165	—	—		359
Service fee receivable	6,747	—	—	—	40	(d)	6,787
Other receivables	7,877	—	53	—	1,056	(c)	8,986
Deferred acquisition costs, net	6,899	—	—	—	—		6,899
Property and equipment	104,196	—	—	—	—		104,196
Goodwill	73,928	—	—	—	731	(e)	74,659
Intangible assets	84,359	—	—	—	(569)	(e)	83,790
Other assets	2,560	—	—	—	—		2,560
Assets held for sale	133,365	(8,633)	(12,698)	—	—		112,034
Total Assets	$471,780	$—	$22,392	$—	$414		$494,586
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$11,492	$—	$425	$—	$(590)	(c), (d), (e), (f), (g)	$11,327
Income taxes payable	2,501	—	—	—	—		2,501
Deferred service fees	46,275	—	—	—	(290)	(c), (d),(h)	45,985
Unpaid loss and loss adjustment expenses	2,292	—	—	—	—		2,292
Bank loan	4,167	—	—	—	—		4,167
Notes payable	183,561	—	16,873	—	—		200,434
Subordinated debt, at fair value	53,614	—	—	—	—		53,614
Net deferred income tax liabilities	28,472	—	—	—	26	(e)	28,498
Liabilities held for sale	107,076	—	—	—	—		107,076
Total Liabilities	439,450	—	17,298	—	(854)		455,894

Redeemable Class A preferred stock	5,486	—	—	—	471	(f)	5,957

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	354,141	—	—	—	(627)	(f)	353,514
Accumulated deficit	(369,771)	—	(399)	—	1,481	(b), (d),(e), (f), (g), (h)	(368,689)
Accumulated other comprehensive income	36,961	—	205	—	—		37,166

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Shareholders' equity attributable to common shareholders	21,331	—	(194)	—	854		21,991
Noncontrolling interests in consolidated subsidiaries	5,513	—	5,288	—	(57)	(c), (d)	10,744
Total Shareholders' Equity	26,844	—	5,094	—	797		32,735
Total Liabilities and Shareholders' Equity	$471,780	$—	$22,392	$—	$414		$494,586

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at December 31, 2017:

(in thousands)					December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$14,541	$—	$—	$—	$—		$14,541
Equity investments, at fair value	4,476	113	—	—	—		4,589
Limited liability investments	4,922	6,113	(1,091)	—	(850)	(a)	9,094
Limited liability investments, at fair value	5,771	4,545	21,895	—	—		32,211
Investments in private companies, at adjusted cost	—	—	4,020	—	850	(a)	4,870
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	2,321	1,400	—	—	—		3,721
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	32,182	12,171	35,486	—	—		79,839
Cash and cash equivalents	20,774	—	310	(14,985)	(722)	(c)	5,377
Restricted cash	—	—	—	14,985	—		14,985
Investment in investee	5,230	—	—	—	—		5,230
Accrued investment income	331	—	176	—	—		507
Service fee receivable	4,286	—	—	—	145	(d)	4,431
Other receivables	6,536	—	(48)	—	759	(c)	7,247
Deferred acquisition costs, net	6,325	—	—	—	—		6,325
Property and equipment	108,008	—	—	—	—		108,008
Goodwill	80,112	—	—	—	731	(e)	80,843
Intangible assets	80,062	—	—	—	(616)	(e)	79,446
Other assets	4,302	—	—	—	—		4,302
Assets held for sale	136,452	(12,171)	(14,136)	—	—		110,145
Total Assets	$484,600	$—	$21,788	$—	$297		$506,685
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$10,924	$—	$432	$—	$(997)	(c), (d),(f), (g)	$10,359
Income taxes payable	2,644	—	—	—	—		2,644
Deferred service fees	42,257	—	—	—	(1,144)	(c), (h)	41,113
Unpaid loss and loss adjustment expenses	1,329	—	—	—	—		1,329
Bank loan	4,917	—	—	—	—		4,917
Notes payable	186,469	—	17,179	—	—		203,648
Subordinated debt, at fair value	52,105	—	—	—	—		52,105
Net deferred income tax liabilities	28,745	—	—	—	18	(e)	28,763
Liabilities held for sale	105,900	—	—	—	—		105,900
Total Liabilities	435,290	—	17,611	—	(2,123)		450,778

Redeemable Class A preferred stock	5,461	—	—	—	(281)	(f)	5,180

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	356,021	—	—	—	150	(f)	356,171
Accumulated deficit	(313,487)	—	(51)	—	2,585	(d), (e), (f), (g), (h)	(310,953)
Accumulated other comprehensive loss	(3,852)	—	—	—	—		(3,852)
Shareholders' equity attributable to common shareholders	38,682	—	(51)	—	2,735		41,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Noncontrolling interests in consolidated subsidiaries	5,167	—	4,228	—	(34)	(d), (h)	9,361
Total Shareholders' Equity	43,849	—	4,177	—	2,701		50,727
Total Liabilities and Shareholders' Equity	$484,600	$—	$21,788	$—	$297		$506,685

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended September 30, 2018:

(in thousands)	Three months ended September 30, 2018
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$9,104	$—	$—	$—	$767	(h)	$9,871
Rental income	3,341	—	—	—	—		3,341
Other income	(17)	—	—	—	—		(17)
Total revenues	12,428	—	—	—	767		13,195
Operating expenses:
Claims authorized on vehicle service agreements	1,442	—	—	—	—		1,442
Loss and loss adjustment expenses	(19)	—	—	—	—		(19)
Commissions	971	—	—	—	—		971
Cost of services sold	2,033	—	—	—	—		2,033
General and administrative expenses	5,410	—	5	—	(11)	(d), (f)	5,404
Leased real estate segment interest expense	1,540	—	—	—	—		1,540
Total operating expenses	11,377	—	5	—	(11)		11,371
Operating income (loss)	1,051	—	(5)	—	778		1,824
Other revenues (expenses), net:
Net investment (loss) income	(84)	(155)	352	—	516	(a)	629
Net realized losses	(414)	—	—	—	—		(414)
Gain on change in fair value of equity investments	337	—	—	—	—		337
Gain (loss) on change in fair value of limited liability investments, at fair value	—	—	385	—	(516)	(a)	(131)
Net change in unrealized gain on private company investments	—	—	19	—	—		19
Non-operating other income	32	—	(18)	—	—		14
Interest expense not allocated to segments	(1,571)	—	(329)	—	—		(1,900)
Amortization of intangible assets	(1,356)	—	—	—	17	(e)	(1,339)
Loss on change in fair value of debt	(1,450)	—	—	—	—		(1,450)
Equity in net loss of investee	(339)	—	—	—	—		(339)
Total other revenues (expenses), net	(4,845)	(155)	409	—	17		(4,574)
(Loss) income from continuing operations before income tax benefit	(3,794)	(155)	404	—	795		(2,750)
Income tax benefit	(147)	—	—	—	3	(e)	(144)
(Loss) income from continuing operations	(3,647)	(155)	404	—	792		(2,606)
Income (loss) from discontinued operations, net of taxes	740	155	(478)	—	—		417
Loss on disposal of discontinued operations, net of taxes	(1,172)	—	—	—	—		(1,172)
Net (loss) income	(4,079)	—	(74)	—	792		(3,361)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	110	—	104	—	(14)	(d), (h)	200
Less: dividends on preferred stock, net of tax	132	—	—	—	133	(f)	265
Net (loss) income attributable to common shareholders	$(4,321)	$—	$(178)	$—	$673		$(3,826)
(Loss) earnings per share - continuing operations:
Basic:	$(0.18)	$—	$0.01	$—	$0.03		$(0.14)
Diluted:	$(0.18)	$—	$0.01	$—	$0.03		$(0.14)
Loss per share - discontinued operations:
Basic:	$(0.02)	$0.01	$(0.02)	$—	$—		$(0.03)
Diluted:	$(0.02)	$0.01	$(0.02)	$—	$—		$(0.03)
(Loss) income per share – net (loss) income attributable to common shareholders:
Basic:	$(0.20)	$—	$(0.01)	$—	$0.03		$(0.18)
Diluted:	$(0.20)	$—	$(0.01)	$—	$0.03		$(0.18)
Weighted average shares outstanding (in ‘000s):
Basic:	21,708	—	—	—	—		21,708
Diluted:	21,708	—	—	—	—		21,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the three months ended September 30, 2017:

(in thousands)	Three months ended September 30, 2017
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$7,670	$—	$—	$—	$17	(h)	$7,687
Rental income	3,345	—	—	—	—		3,345
Other income	93	—	—	—	—		93
Total revenues	11,108	—	—	—	17		11,125
Operating expenses:
Claims authorized on vehicle service agreements	1,387	—	—	—	—		1,387
Loss and loss adjustment expenses	266	—	—	—	—		266
Commissions	525	—	—	—	—		525
Cost of services sold	1,951	—	—	—	—		1,951
General and administrative expenses	6,515	—	15	—	(8)	(f)	6,522
Leased real estate segment interest expense	1,563	—	—	—	—		1,563
Total operating expenses	12,207	—	15	—	(8)		12,214
Operating income (loss)	(1,099)	—	(15)	—	25		(1,089)
Other revenues (expenses), net:
Net investment income (loss)	1,289	441	529	—	(1,126)	(a)	1,133
Gain on change in fair value of limited liability investments, at fair value	—	913	409	—	1,126	(a)	2,448
Non-operating other income	599	—	(17)	—	—		582
Interest expense not allocated to segments	(1,261)	—	(341)	—	—		(1,602)
Amortization of intangible assets	(286)	—	—	—	17	(e)	(269)
Loss on change in fair value of debt	(1,178)	—	—	—	—		(1,178)
Equity in net loss of investee	(897)	—	—	—	—		(897)
Total other revenues (expenses), net	(1,734)	1,354	580	—	17		217
(Loss) income from continuing operations before income tax expense	(2,833)	1,354	565	—	42		(872)
Income tax expense	120	—	—	—	4	(e)	124
(Loss) income from continuing operations	(2,953)	1,354	565	—	38		(996)
Income (loss) from discontinued operations, net of taxes	1,391	(1,354)	(408)	—	—		(371)
Net (loss) income	(1,562)	—	157	—	38		(1,367)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	79	—	114	—	2	(h)	195
Less: dividends on preferred stock, net of tax	(115)	—	—	—	518	(f)	403
Net (loss) income attributable to common shareholders	$(1,526)	$—	$43	$—	$(482)		$(1,965)
(Loss) earnings per share - continuing operations:
Basic:	$(0.14)	$0.06	$0.03	$—	$(0.02)		$(0.07)
Diluted:	$(0.14)	$0.06	$0.03	$—	$(0.02)		$(0.07)
Earnings (loss) per share - discontinued operations:
Basic:	$0.06	$(0.06)	$(0.02)	$—	$—		$(0.02)
Diluted:	$0.06	$(0.06)	$(0.02)	$—	$—		$(0.02)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.07)	$—	$—	$—	$(0.02)		$(0.09)
Diluted:	$(0.07)	$—	$—	$—	$(0.02)		$(0.09)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,559	—	—	—	—		21,559
Diluted:	21,559	—	—	—	—		21,559

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the nine months ended September 30, 2018:

(in thousands)	Nine months ended September 30, 2018
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$28,938	$—	$—	$—	(556)	(c), (h)	$28,382
Rental income	10,033	—	—	—	1		10,034
Other income	304	—	—	—	—		304
Total revenues	39,275	—	—	—	(555)		38,720
Operating expenses:
Claims authorized on vehicle service agreements	4,206	—	—	—	—		4,206
Loss and loss adjustment expenses	1,628	—	—	—	—		1,628
Commissions	2,843	—	—	—	(125)	(c)	2,718
Cost of services sold	5,749	—	—	—	—		5,749
General and administrative expenses	20,078	—	29	—	68	(d), (f)	20,175
Leased real estate segment interest expense	4,638	—	—	—	—		4,638
Total operating expenses	39,142	—	29	—	(57)		39,114
Operating income (loss)	133	—	(29)	—	(498)		(394)
Other revenues (expenses), net:
Net investment (loss) income	(697)	(768)	1,419	—	2,323	(a), (b)	2,277
Net realized (losses) gains	(405)	137	251	—	—		(17)
Gain on change in fair value of equity investments	951	130	—	—	—		1,081
Gain (loss) on change in fair value of limited liability investments, at fair value	—	—	740	—	(2,332)	(a)	(1,592)
Net change in unrealized loss on private company investments	—	—	(136)	—	—		(136)
Non-operating other income	1,019	—	(52)	—	(932)	(g)	35
Interest expense not allocated to segments	(4,476)	—	(985)	—	—		(5,461)
Amortization of intangible assets	(1,899)	—	—	—	51	(e)	(1,848)
Loss on change in fair value of debt	(2,511)	—	—	—	—		(2,511)
Gain on disposal of subsidiary	17	—	—	—	—		17
Equity in net loss of investee	(623)	—	—	—	—		(623)
Total other revenues (expenses), net	(8,624)	(501)	1,237	—	(890)		(8,778)
(Loss) income from continuing operations before income tax expense	(8,491)	(501)	1,208	—	(1,388)		(9,172)
Income tax expense	291	—	—	—	9	(e)	300
(Loss) income from continuing operations	(8,782)	(501)	1,208	—	(1,397)		(9,472)
Income (loss) from discontinued operations, net of taxes	2,069	501	(1,173)	—	—		1,397
Loss on disposal of discontinued operations, net of taxes	(7,800)	—	—	—	—		(7,800)
Net (loss) income	(14,513)	—	35	—	(1,397)		(15,875)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	353	—	382	—	(18)	(d), (h)	717
Less: dividends on preferred stock, net of tax	391	—	—	—	386	(f)	777
Net loss attributable to common shareholders	$(15,257)	$—	$(347)	$—	$(1,765)		$(17,369)
(Loss) earnings per share - continuing operations:
Basic:	$(0.44)	$(0.02)	$0.03	$—	$(0.08)		$(0.51)
Diluted:	$(0.44)	$(0.02)	$0.03	$—	$(0.08)		$(0.51)
(Loss) earnings per share - discontinued operations:
Basic:	$(0.26)	$0.02	$(0.05)	$—	$—		$(0.29)
Diluted:	$(0.26)	$0.02	$(0.05)	$—	$—		$(0.29)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.70)	$—	$(0.02)	$—	$(0.08)		$(0.80)
Diluted:	$(0.70)	$—	$(0.02)	$—	$(0.08)		$(0.80)
Weighted average shares outstanding (in ‘000s):
Basic:	21,708	—	—	—	—		21,708
Diluted:	21,708	—	—	—	—		21,708

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the nine month ended September 30, 2017:

(in thousands)	Nine months ended September 30, 2017
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$20,738	$—	$—	$—	$168	(h)	$20,906
Rental income	10,041	—	—	—	(1)		10,040
Other income	601	—	—	—	—		601
Total revenues	31,380	—	—	—	167		31,547
Operating expenses:
Claims authorized on vehicle service agreements	4,066	—	—	—	—		4,066
Loss and loss adjustment expenses	266	—	—	—	(1)		265
Commissions	2,154	—	—	—	—		2,154
Cost of services sold	4,546	—	—	—	—		4,546
General and administrative expenses	18,740	—	291	—	(24)	(f)	19,007
Leased real estate segment interest expense	4,706	—	—	—	—		4,706
Total operating expenses	34,478	—	291	—	(25)		34,744
Operating income (loss)	(3,098)	—	(291)	—	192		(3,197)
Other revenues (expenses), net:
Net investment income	126	1,225	1,420	—	394	(a)	3,165
Net realized losses	(1)	—	—	—	—		(1)
(Loss) gain on change in fair value of limited liability investments, at fair value	—	(47)	1,230	—	(394)	(a)	789
Net change in unrealized loss on private company investments	—	—	(1,265)	—	—		(1,265)
Non-operating other income	660	—	(52)	—	—		608
Interest expense not allocated to segments	(3,636)	—	(1,014)	—	—		(4,650)
Amortization of intangible assets	(866)	—	—	—	51	(e)	(815)
Contingent consideration benefit	212	—	—	—	—		212
Loss on change in fair value of debt	(5,769)	—	—	—	—		(5,769)
Equity in net income of investee	1,343	—	—	—	—		1,343
Total other revenues (expenses), net	(7,931)	1,178	319	—	51		(6,383)
(Loss) income from continuing operations before income tax expense	(11,029)	1,178	28	—	243		(9,580)
Income tax expense	1,636	—	—	—	12	(e)	1,648
(Loss) income from continuing operations	(12,665)	1,178	28	—	231		(11,228)
Income (loss) from discontinued operations, net of taxes	960	(1,178)	(250)	—	—		(468)
Gain on disposal of discontinued operations, net of taxes	1,017	—	—	—	—		1,017
Net (loss) income	(10,688)	—	(222)	—	231		(10,679)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	284	—	(247)	—	19	(h)	56
Less: dividends on preferred stock, net of tax	213	—	—	—	778	(f)	991
Net (loss) income attributable to common shareholders	$(11,185)	$—	$25	$—	$(566)		$(11,726)
(Loss) earnings per share - continuing operations:
Basic:	$(0.61)	$0.06	$0.01	$—	$(0.03)		$(0.57)
Diluted:	$(0.61)	$0.06	$0.01	$—	$(0.03)		$(0.57)
Earnings (loss) per share - discontinued operations:
Basic:	$0.09	$(0.05)	$(0.01)	$—	$—		$0.03
Diluted:	$0.09	$(0.05)	$(0.01)	$—	$—		$0.03
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.52)	$—	$—	$—	$(0.03)		$(0.55)
Diluted:	$(0.52)	$—	$—	$—	$(0.03)		$(0.55)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,492	—	—	—	—		21,492
Diluted:	21,492	—	—	—	—		21,492

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2018:

(in thousands)	Nine months ended September 30, 2018
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(14,513)	$—	$35	$—	$(1,397)	(b), (d), (e), (f), (g), (h)	$(15,875)
Adjustments to reconcile net (loss) income income to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(2,069)	(501)	1,173	—	—		(1,397)
Loss on disposal of discontinued operations, net of taxes	7,800	—	—	—	—		7,800
Equity in net loss of investee	623	—	—	—	—		623
Dividend received from investee	780	—	—	—	—		780
Equity in net income of limited liability investments	(275)	(72)	135	—	9	(b)	(203)
Loss on change in fair value of limited liability investment	1,492	840	—	—	(2,332)	(a)	—
Depreciation and amortization expense	5,149	—	—	—	(50)	(e)	5,099
Stock-based compensation benefit, net of forfeitures	(1,881)	—	—	—	—		(1,881)
Net realized losses (gains)	405	(137)	(251)	—	—		17
Gain on change in fair value of equity investments	(951)	(130)	—	—	—		(1,081)
Loss on change in fair value of limited liability investments, at fair value	—	—	(740)	—	2,332	(a)	1,592
Net change in unrealized loss on private company investments	—	—	136	—	—		136
Loss on change in fair value of debt	2,511	—	—	—	—		2,511
Deferred income taxes	(273)	—	—	—	8	(e)	(265)
Amortization of fixed maturities premiums and discounts	47	—	—	—	—		47
Amortization of note payable premium	(707)	—	—	—	—		(707)
Gain on disposal of subsidiary	17	—	—	—	(34)	(c)	(17)
Changes in operating assets and liabilities:
Service fee receivable, net	(2,461)	—	—	—	105	(d)	(2,356)
Other receivables, net	(1,341)	—	(101)	—	(297)	(c)	(1,739)
Deferred acquisition costs, net	(574)	—	—	—	—		(574)
Unpaid loss and loss adjustment expenses	963	—	—	—	—		963
Deferred service fees	4,018	—	—	—	854	(c), (d), (h)	4,872
Other, net	(2,617)	—	(4,712)	—	690	(c), (d), (f), (g)	(6,639)
Cash (used in) provided by operating activities - continuing operations	(3,857)	—	(4,325)	—	(112)		(8,294)
Cash (used in) provided by operating activities - discontinued operations	(12,670)	5,292	—	—	—		(7,378)
Net cash (used in) provided by operating activities	(16,527)	5,292	(4,325)	—	(112)		(15,672)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,241	—	—	—	—		5,241
Proceeds from sales of equity investments	4,966	—	—	—	—		4,966
Purchases of fixed maturities	(1,885)	—	—	—	—		(1,885)
Purchases of equity investments	(857)	—	—	—	—		(857)
Net acquisitions of limited liability investments	(1,489)	—	5,602	—	—		4,113
Net purchases of limited liability investments, at fair value	—	—	(945)	—	—		(945)
Purchases of investments in private companies	—	—	119	—	—		119
Net proceeds from other investments	404	—	—	—	—		404
Proceeds from sale of investee	1,001	—	—	—	—		1,001
Proceeds from disposal of subsidiary	565	—	—	—	—		565
Net proceeds from sale of discontinued operations	1,129	—	—	—	—		1,129
Net disposals of property and equipment	550	—	—	—	—		550
Cash provided by (used in) investing activities - continuing operations	9,625	—	4,776	—	—		14,401
Cash provided by (used in) investing activities - discontinued operations	7,270	(5,293)	—	—	—		1,977
Net cash provided by (used in) investing activities	16,895	(5,293)	4,776	—	—		16,378

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Financing activities:
Principal payments on bank loan	(750)	—	—	—	—		(750)
Principal payments on notes payable	(2,201)	—	(306)	—	—		(2,507)
Cash provided by financing activities - continuing operations	(2,951)	—	(306)	—	—		(3,257)
Cash provided by financing activities - discontinued operations	—	—	—	—	—		—
Net cash provided by financing activities	(2,951)	—	(306)	—	—		(3,257)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	2,817	—	145	—	(112)		2,850
Cash and cash equivalents and restricted cash at beginning of period	44,286	—	311	—	(723)	(c)	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,512	—	—	—	—		23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,774	—	311	—	(723)	(c)	20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$23,591	$—	$456	$—	$(835)		$23,212

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2017:

(in thousands)				Nine months ended September 30, 2017
	As Previously Reported	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net (loss) income	$(10,688)	$—	$(222)	$—	$231	(e), (f), (h)	$(10,679)
Adjustments to reconcile net (loss) income to net cash used in operating activities:			—	—	—		—
(Income) loss from discontinued operations, net of taxes	(960)	1,178	250	—	—		468
Gain on disposal of discontinued operations, net of taxes	(1,017)	—	—	—	—		(1,017)
Equity in net income of investee	(1,343)	—	—	—	—		(1,343)
Equity in net loss (income) loss of limited liability investments	258	(1,225)	26	—	—		(941)
Loss on change in fair value of limited liability investment	372	—	—	—	(372)	(a)	—
Depreciation and amortization expense	4,089	—	—	—	(50)	(e)	4,039
Contingent consideration benefit	(212)	—	—	—	—		(212)
Stock-based compensation expense, net of forfeitures	887	—	—	—	—		887
Net realized losses	1	—	—	—	—		1
Loss (gain) on change in fair value of limited liability investments, at fair value	—	47	(1,230)	—	394	(a)	(789)
Net change in unrealized loss on private company investments	—	—	1,265	—	—		1,265
Loss on change in fair value of debt	5,769	—	—	—	—		5,769
Deferred income taxes	1,123	—	—	—	12	(e)	1,135
Amortization of fixed maturities premiums and discounts	72	—	—	—	—		72
Amortization of note payable premium	(722)	—	—	—	—		(722)
Changes in operating assets and liabilities:
Service fee receivable, net	(1,311)	—	—	—	—		(1,311)
Other receivables, net	(2,663)	—	18	—	(134)	(c)	(2,779)
Deferred acquisition costs, net	(414)	—	—	—	—		(414)
Unpaid loss and loss adjustment expenses	(708)	—	—	—	—		(708)
Deferred service fees	1,603	—	—	—	(170)	(c), (h)	1,433
Other, net	3,623	—	3,516	—	26	(a), (c), (d), (f), (g)	7,165
Cash (used in) provided by operating activities - continuing operations	(2,241)	—	3,623	—	(63)		1,319
Cash used in operating activities - discontinued operations	(11,283)	(1,914)	—	—	—		(13,197)
Net cash (used in) provided by operating activities	(13,524)	(1,914)	3,623	—	(63)		(11,878)
Investing activities:
Proceeds from sales and maturities of fixed maturities	982	—	—	—	—		982
Purchases of fixed maturities	(192)	—	—	—	—		(192)
Purchases of equity investments	(4,654)	—	—	—	—		(4,654)
Net acquisitions of limited liability investments	(1,650)	—	(1,483)	—	—		(3,133)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Net purchases of limited liability investments, at fair value	—	—	(1,314)	—	—		(1,314)
Purchases of investments in private companies	—	—	(521)	—	—		(521)
Net proceeds from other investments	3	—	—	—	—		3
Net proceeds from short-term investments	250	—	—	—	—		250
Net proceeds from sale of discontinued operations	860	—	—	—	—		860
Net disposals of property and equipment	34	—	—	—	—		34
Cash used in investing activities - continuing operations	(4,367)	—	(3,318)	—	—		(7,685)
Cash provided by investing activities - discontinued operations	13,981	1,913	—	—	—		15,894
Net cash provided by (used in) investing activities	9,614	1,913	(3,318)	—	—		8,209
Financing activities:
Principal payments on note payable	(1,951)	—	(292)	—	—		(2,243)
Cash used in financing activities - continuing operations	(1,951)	—	(292)	—	—		(2,243)
Cash used in financing activities - discontinued operations	—	—	—	—	—		—
Net cash used in financing activities	(1,951)	—	(292)	—	—		(2,243)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(8,559)	—	13	—	(63)		(8,609)
Cash and cash equivalents and restricted cash at beginning of period	36,475	—	325	—	(795)	(c)	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	4,524	—	—	—	—		4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,951	—	325	—	(795)	(c)	31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$23,392	$—	$338	$—	$(858)		$22,872

(a)	Reclassifications to conform to current presentation. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(b)	Adjustment to record equity-pick up loss related to a limited liability investment, with a corresponding decrease to net investment income and an increase to accumulated deficit.

(c)	Reclassifications as a result of misclassifications of amounts in a previous filing. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 5 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. With the exception of GAP commissions and homebuilder warranty service fees, the adoption of ASU 2014-09 did not change the way the Company recognized revenue for the three and nine months ended September 30, 2018. As a result of the adoption of ASU 2014-09, the Company also recorded a cumulative effect adjustment to increase accumulated deficit by $0.6 million and increase deferred service fees by $0.6 million. Prior periods have not been restated to conform to the current presentation. Refer to Note 15, "Revenue from Contracts with Customers," for further details.
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

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018, the Company granted restricted common stock awards to a nonemployee. Refer to Note 18, "Stock-Based Compensation," for further details.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 6 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
On October 12, 2017, the Company acquired 100% of the outstanding shares of Professional Warranty Service Corporation ("PWSC") for cash consideration of $10.0 million. As further discussed in Note 20, "Segmented Information," PWSC is included in the Extended Warranty segment. PWSC is based in Virginia and is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. This acquisition allows the Company to grow its portfolio of warranty companies and expand into the home warranty business.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the third quarter of 2018, the Company completed its fair value analysis of the assets acquired and liabilities assumed. Goodwill of $2.9 million was recognized. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. Separately identifiable intangible assets of $6.2 million were recognized resulting from the valuations of acquired customer relationships, non-compete agreement and trade name. Refer to Note 10, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.

The following table summarizes the estimated allocation of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 12, 2017
Cash and cash equivalents	$2,071
Other receivables	50
Service fee receivable	1,422
Deferred tax asset	118
Property and equipment	238
Goodwill	2,867
Intangible assets - subject to amortization	5,569
Intangible asset - not subject to amortization	627
Other assets	206
Total assets	$13,168

Deferred service fees	$800
Accrued expenses and other liabilities	2,368
Total liabilities	$3,168

Purchase price	$10,000
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of $1.2 million and $9.1 million for the three and nine months ended September 30, 2018 as a result of adjusting the net carrying value of Mendota to be equal to the final purchase price. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at September 30, 2018 and December 31, 2017.

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
Summary financial information for Mendota and ARS included in income (loss) from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017 is presented below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$16,727	$32,556	$68,319	$98,996
Net investment income (loss)	240	(110)	674	(255)
Net realized gains (losses)	130	1,976	(4)	3,109
Loss on change in fair value of equity investments	(122)	—	(16)	—
Other income	2,184	2,467	7,060	7,494
Total revenues	19,159	36,889	76,033	109,344
Expenses:
Loss and loss adjustment expenses	14,104	27,732	55,832	79,053
Commissions and premium taxes	713	5,128	7,101	15,764
General and administrative expenses	3,925	4,400	11,703	14,830
Impairment of intangible assets	—	—	—	250
Total expenses	18,742	37,260	74,636	109,897
Income (loss) from discontinued operations before income tax benefit	417	(371)	1,397	(553)
Income tax benefit	—	—	—	(85)
Income (loss) from discontinued operations, net of taxes	417	(371)	1,397	(468)
(Loss) gain on disposal of discontinued operations before income tax expense	(1,172)	—	(7,800)	1,017
Income tax expense	—	—	—	—
(Loss) gain on disposal of discontinued operations, net of taxes	(1,172)	—	(7,800)	1,017
Total (loss) income from discontinued operations, net of taxes	$(755)	$(371)	$(6,403)	$549

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities of Mendota at September 30, 2018 and December 31, 2017 are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$40,910	$38,673
Equity investments, at fair value	—	4,405
Total investments	40,910	43,078
Cash and cash equivalents	18,112	23,512
Accrued investment income	247	195
Premiums receivable, net	25,243	27,855
Other receivables	1	603
Deferred acquisition costs, net	1,130	6,720
Property and equipment, net	138	222
Intangible assets, net	—	7,553
Other assets	26,253	407
Assets held for sale	$112,034	$110,145
Liabilities
Unpaid loss and loss adjustment expenses	$56,332	$62,323
Unearned premiums	31,159	36,686
Reinsurance payable	15,425	82
Net deferred income tax liabilities	—	1,586
Accrued expenses and other liabilities	4,160	5,223
Liabilities held for sale	$107,076	$105,900

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to available-for sale investments recorded for the three and nine months ended September 30, 2018 and September 30, 2017.

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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $5.3 million and $9.1 million, respectively. At September 30, 2018, the Company has unfunded commitments totaling $0.2 million to fund limited liability investments. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income.
Limited liability investments, at fair value represent the Company's investment in 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of September 30, 2018 and December 31, 2017, the carrying value of the Company's limited liability investments, at fair value was $31.6 million and $32.2 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and zero for the three months ended September 30, 2018 and September 30, 2017, respectively, ($0.1 million and $0.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At September 30, 2018, the Company has unfunded commitments totaling $0.6 million to fund limited liability investments, at fair value.
Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, the Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. For the three months ended September 30, 2018, the Company recorded an adjustment of $0.0 million to increase the fair value of certain investments in private companies for observable price changes (an adjustment of $0.1 million to decrease the fair value for the nine months ended September 30, 2018) which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations.
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

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of zero and zero for the three months ended September 30, 2018 and September 30, 2017, respectively, (zero and $1.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively), which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations.
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
Net investment income for the three and nine months ended September 30, 2018 and September 30, 2017 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment income:
Interest from fixed maturities	$73	$51	$163	$134
Dividends	79	155	235	373
Income from limited liability investments	22	341	203	941
Income from limited liability investments, at fair value	236	271	937	737
(Loss) gain on change in fair value of warrants - not publicly traded	—	(25)	—	22
Income from real estate investments	200	200	600	600
Other	23	144	160	377
Gross investment income	633	1,137	2,298	3,184
Investment expenses	(4)	(4)	(21)	(19)
Net investment income	$629	$1,133	$2,277	$3,165
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and nine months ended September 30, 2018 and September 30, 2017 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross realized gains	$—	$—	$398	$—
Gross realized losses	(414)	—	(415)	(1)
Net realized losses	$(414)	$—	$(17)	$(1)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Gain on change in fair value of equity investments for the three and nine months ended September 30, 2018 and September 30, 2017 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net gains recognized on equity investments sold during the period	$905	$—	$1,150	$—
Change in unrealized losses on equity investments held at end of the period	(568)	—	(69)	—
Gain on change in fair value of equity investments	$337	$—	$1,081	$—
Fixed maturities and short-term investments with an estimated fair value of $0.2 million and $0.2 million were on deposit with state and provincial regulatory authorities at September 30, 2018 and December 31, 2017, respectively. The Company also has restricted cash of $14.2 million and $15.0 million at September 30, 2018 and December 31, 2017, respectively. Included in restricted cash are (i) $11.4 million and $12.2 million at September 30, 2018 and December 31, 2017, respectively, held as deposits by IWS Acquisition Corporation ("IWS") and PWSC; (ii) $1.9 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively, on deposit with state and provincial regulatory authorities; and (iii) $0.9 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.
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
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2018 and September 30, 2017 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance, net	$6,662	$6,054	$6,325	$5,827
Additions	1,047	1,255	3,545	3,572
Amortization	(810)	(1,068)	(2,971)	(3,158)
Balance at September 30, net	$6,899	$6,241	$6,899	$6,241
NOTE 10 INTANGIBLE ASSETS
Intangible assets at September 30, 2018 and December 31, 2017 are comprised as follows:

(in thousands)		September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,890	$2,028
Vehicle service agreements in-force	3,680	3,663	17
Customer relationships	8,914	3,327	5,587
In-place lease	1,125	139	986
Non-compete	266	51	215
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	1,290	—	1,290
Total	$93,860	$10,070	$83,790

(in thousands)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,218	$79,446
As further discussed in Note 6, "Acquisition and Discontinued Operations," during the third quarter of 2018, the Company recorded $6.2 million of separately identifiable intangible assets, related to acquired customer relationships, non-compete agreement and trade name, as part of the acquisition of PWSC. The customer relationships intangible asset of $5.3 million is being amortized over fifteen years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

non-compete agreement intangible asset of $0.3 million is being amortized on a straight-line basis over five years. The trade name intangible asset of $0.6 million is deemed to have an indefinite useful life and is not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $1.3 million and $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively ($1.8 million and $0.8 million for the nine months ended September 30, 2018 and September 30, 2017, respectively).
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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of September 30, 2018 and September 30, 2017, were as follows:

(in thousands)	September 30, 2018	September 30, 2017
Balance at January 1, net	$40,794	$38,713
Gross service fees for vehicle service agreements sold	17,247	14,129
Recognition of service fees on vehicle service agreements	(14,421)	(12,635)
Liability for claims authorized on vehicle service agreements	4,206	4,066
Payments of claims authorized on vehicle service agreements	(4,378)	(4,129)
Re-estimation of deferred service fees	(252)	(139)
Balance at September 30, net	$43,196	$40,005
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows at September 30, 2018 and December 31, 2017:

(in thousands)	September 30,	December 31,
	2018	2017
Deferred service fees	$42,933	$40,531
Accrued expenses and other liabilities	263	263
Balance at September 30, net	$43,196	$40,794

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2018 and September 30, 2017 were as follows:

(in thousands)	September 30, 2018	September 30, 2017
Balance at beginning of period, gross	$1,329	$2,202
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,848
Incurred related to:
Current year	—	—
Prior years	1,628	266
Paid related to:
Current year	—	—
Prior years	(672)	(675)
Balance at end of period, net	2,213	1,439
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	79	55
Balance at end of period, gross	$2,292	$1,494
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $1.6 million and $0.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The unfavorable development for the nine months ended September 30, 2018 and September 30, 2017 was related to an increase in loss adjustment expenses due to the continuing voluntary run-off of Kingsway Amigo Insurance Company ("Amigo").
NOTE 13 DEBT
Debt consists of the following instruments at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan	$4,167	$4,167	$3,770	$4,917	$4,917	$4,864
Notes payable:
Mortgage	173,935	183,561	172,159	176,136	186,469	168,477
Flower Note	7,873	7,873	7,899	8,179	8,179	8,825
Net Lease Note	9,000	9,000	9,644	9,000	9,000	9,870
Total notes payable	190,808	200,434	189,702	193,315	203,648	187,172
Subordinated debt	90,500	53,614	53,614	90,500	52,105	52,105
Total	$285,475	$258,215	$247,086	$288,732	$260,670	$244,141

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

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at September 30, 2018 of $7.9 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at September 30, 2018 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 5, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $1.5 million increase in fair value of the Company’s subordinated debt between December 31, 2017 and September 30, 2018, $1.0 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $2.5 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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

NOTE 14 FINANCE LEASE OBLIGATION LIABILITY
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

NOTE 15 REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Vehicle service agreement fees - IWS	$4,410	$4,310	$13,025	$12,942
GAP commissions - IWS	200	212	592	464
Maintenance support service fees - Trinity	2,720	2,603	7,655	6,175
Warranty product commissions - Trinity	739	562	1,971	1,325
Homebuilder warranty service fees - PWSC	1,599	—	4,574	—
Homebuilder warranty commissions - PWSC	203	—	565	—
Service fee and commission income	$9,871	$7,687	$28,382	$20,906

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2018 and December 31, 2017 were $6.8 million and $4.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 35.9% of the deferred service fees as of September 30, 2018. Approximately $12.7 million of service fee and commission income recognized during the nine months ended September 30, 2018 was included in deferred service fees as of December 31, 2017.

NOTE 16 INCOME TAXES
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

Income tax (benefit) expense for the three and nine months ended September 30, 2018 and September 30, 2017 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% and 34%, respectively, to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax benefit at United States statutory income tax rate	$(578)	$(296)	$(1,926)	$(3,257)
Valuation allowance	772	106	2,127	2,984
Non-deductible compensation	(638)	101	(515)	301
Disposition of subsidiary	332	—	332	—
State income tax	(27)	19	106	54
Change in unrecognized tax benefits(1)	25	64	155	436
Indefinite life intangibles	23	37	69	1,136
Foreign operations subject to different tax rates	(3)	140	(57)	46
Other	(50)	(47)	9	(52)
Income tax (benefit) expense	$(144)	$124	$300	$1,648
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
The Company carries net deferred income tax liabilities of $28.5 million and $28.8 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.1 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2017, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $20.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.1 million relates to deferred income tax assets associated with alternative

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

minimum tax credits. The Company considered a tax planning strategy in arriving at its September 30, 2018 and December 31, 2017 net deferred income tax liabilities.
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
NOTE 17 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(2,606)	$(996)	$(9,472)	$(11,228)
Less: net income attributable to noncontrolling interests	(200)	(195)	(717)	(56)
Less: dividends on preferred stock, net of tax	(265)	(403)	(777)	(991)
Loss from continuing operations attributable to common shareholders	$(3,071)	$(1,594)	$(10,966)	$(12,275)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,708	21,559	21,708	21,492
Weighted average diluted shares
Weighted average common shares outstanding	21,708	21,559	21,708	21,492
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	21,708	21,559	21,708	21,492
Basic loss from continuing operations per share	$(0.14)	$(0.07)	$(0.51)	$(0.57)
Diluted loss from continuing operations per share	$(0.14)	$(0.07)	$(0.51)	$(0.57)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended September 30, 2018 and September 30, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 18 STOCK-BASED COMPENSATION
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

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)		Three months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at July 1, 2018	$(967)	$(3,286)	$40,799	$36,546

Other comprehensive (loss) income arising during the period	(44)	—	658	614
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	—	6
Net current-period other comprehensive (loss) income	(38)	—	658	620

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$37,166

(in thousands)		Three months ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at July 1, 2017	$2,313	$(3,780)	$(1,467)

Other comprehensive loss arising during the period	(3,263)	—	(3,263)
Amounts reclassified from accumulated other comprehensive income (loss)	764	—	764
Net current-period other comprehensive loss	(2,499)	—	(2,499)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)		Nine months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive (loss) income arising during the period	(474)	—	1,002	528
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	—	(5)
Net current-period other comprehensive (loss) income	(479)	—	1,002	523

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$37,166

(in thousands)		Nine months ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$3,572	$(3,780)	$(208)

Other comprehensive loss arising during the period	(4,493)	—	(4,493)
Amounts reclassified from accumulated other comprehensive income (loss)	735	—	735
Net current-period other comprehensive loss	(3,758)	—	(3,758)

Balance at September 30, 2017	$(186)	$(3,780)	$(3,966)
Components of accumulated other comprehensive income (loss) were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reclassification of accumulated other comprehensive income (loss) from unrealized gains (losses) on available-for-sale investments to:
Net realized losses	$3	$2	$11	$4
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax (benefit) expense	3	2	11	4
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations	3	2	11	4
Income (loss) from discontinued operations, net of taxes	(9)	(766)	(6)	(739)
Net loss	$(6)	$(764)	$5	$(735)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 20 SEGMENTED INFORMATION
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2018 and September 30, 2017 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Extended Warranty:
Service fee and commission income	$9,871	$7,687	$28,382	$20,906
Other income	34	34	136	170
Total Extended Warranty	9,905	7,721	28,518	21,076
Leased Real Estate:
Rental income	3,341	3,341	10,023	10,023
Other income	(51)	59	168	431
Total Leased Real Estate	3,290	3,400	10,191	10,454
Total segment revenues	13,195	11,121	38,709	31,530
Rental income not allocated to segments	—	4	11	17
Total revenues	$13,195	$11,125	$38,720	$31,547
The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2018 and September 30, 2017 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment operating income:
Extended Warranty	$1,155	$864	3,091	2,287
Leased Real Estate	473	525	1,965	2,315
Total segment operating income	1,628	1,389	5,056	4,602
Net investment income	629	1,133	2,277	3,165
Net realized losses	(414)	—	(17)	(1)
Gain on change in fair value of equity investments	337	—	1,081	—
(Loss) gain on change in fair value of limited liability investments, at fair value	(131)	2,448	(1,592)	789
Net change in unrealized gain (loss) on private company investments	19	—	(136)	(1,265)
Interest expense not allocated to segments	(1,900)	(1,602)	(5,461)	(4,650)
Other income and expenses not allocated to segments, net	210	(1,896)	(5,415)	(7,191)
Amortization of intangible assets	(1,339)	(269)	(1,848)	(815)
Contingent consideration benefit	—	—	—	212
Loss on change in fair value of debt	(1,450)	(1,178)	(2,511)	(5,769)
Gain on disposal of subsidiary	—	—	17	—
Equity in net (loss) income of investee	(339)	(897)	(623)	1,343
Loss from continuing operations before income tax (benefit) expense	(2,750)	(872)	(9,172)	(9,580)
Income tax (benefit) expense	(144)	124	300	1,648
Loss from continuing operations	$(2,606)	$(996)	$(9,472)	$(11,228)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 21 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 was as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			September 30, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,429	$—	$5,429	$—	$—
States, municipalities and political subdivisions	601	—	601	—	—
Mortgage-backed	2,526	—	2,526	—	—
Corporate	2,520	—	2,520	—	—
Total fixed maturities	11,076	—	11,076	—	—
Equity investments:
Common stock	1,152	1,152	—	—	—
Warrants	425	53	372	—	—
Total equity investments	1,577	1,205	372	—	—
Limited liability investments, at fair value	31,564	—	7,982	2,330	21,252
Real estate investments	10,662	—	—	10,662	—
Other investments	3,316	—	3,316	—	—
Short-term investments	151	—	151	—	—
Total assets	$58,346	$1,205	$22,897	$12,992	$21,252

Liabilities:
Subordinated debt	$53,614	$—	$53,614	$—	$—
Total liabilities	$53,614	$—	$53,614	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(in thousands)			December 31, 2017
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—	$—
States municipalities and political subdivisions	626	—	626	—	—
Mortgage-backed	2,876	—	2,876	—	—
Corporate	5,427	—	5,427	—	—
Total fixed maturities	14,541	—	14,541	—	—
Equity investments:
Common stock	3,570	3,570	—	—	—
Warrants	1,019	171	848	—	—
Total equity investments	4,589	3,741	848	—	—
Limited liability investments, at fair value	32,211	—	10,314	1,397	20,500
Real estate investments	10,662	—	—	10,662	—
Other investments	3,721	—	3,721	—	—
Short-term investments	151	—	151	—	—
Total assets	$65,875	$3,741	$29,575	$12,059	$20,500

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—	$—
Total liabilities	$52,105	$—	$52,105	$—	$—
The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2018		2017	2018	2017
Assets:
Limited liability investments, at fair value:
Beginning balance	$2,083		$927	$1,397	$939
Purchases	307		560	1,285	664
Distributions received	(34)		—	(345)	(86)
Change in fair value of limited liability investments, at fair value included in net loss	(26)		16	(7)	(14)
Ending balance	2,330		1,503	2,330	1,503
Real estate investments:
Beginning balance	10,662		10,662	10,662	10,662
Change in fair value of real estate investments included in net loss	—		—	—	—
Ending balance	10,662	—	10,662	10,662	10,662
Total	$12,992		$12,165	$12,992	$12,165

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2018:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$2,330	Market approach	Valuation multiples	5.0x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

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

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2018:

September 30, 2018	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,252	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2017:

December 31, 2017	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,500	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended September 30, 2018, the Company recorded an adjustment of $0.0 million to increase the fair value of certain investments in private companies for observable price changes (an adjustment of $0.1 million to decrease the fair value for the nine months ended September 30, 2018) which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

NOTE 22 RELATED PARTY TRANSACTIONS

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
On September 5, 2018, KAI entered into a Senior Advisor Agreement with Larry G. Swets, Jr., its former Chief Executive Officer. The Senior Advisor Agreement is for a one-year term with an annual consulting fee of $0.3 million.

NOTE 23 COMMITMENTS AND CONTINGENCIES
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2018

(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.7 million of capital to allow for participation in limited liability investments. At September 30, 2018, the unfunded commitment was $0.2 million.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available and include statements relating to the proposed sale of our insurance subsidiaries. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings and Item 1A. Risk Factors of this Quarterly Report on Form 10-Q/A for the period ended September 30, 2018. The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
RESTATEMENT
As discussed in the Explanatory Note to this Form 10-Q/A and in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements, the Company has restated its previously reported unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and September 30, 2017. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly report on Form 10-Q for the three and nine months ended September 30, 2018 and September 30, 2017.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized losses, gain on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, net change in unrealized gain (loss) on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, contingent consideration benefit, loss on change in fair value of debt, gain on disposal of subsidiary, and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax (benefit) expense for the three and nine months ended September 30, 2018 and 2017 is presented in Table 1 of the "Results of Operations" section of Management's Discussion and Analysis.
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

Valuation of Limited Liability Investments, at Fair Value
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"), with changes in fair value reported in the consolidated statements of operations. The Company owns 26.7% of the outstanding units of 1347 Investors. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. Net Lease owns investments in limited liability companies that hold investment properties. The fair value of Net Lease's investments is based upon the net asset values of the underlying investments companies as a practical expedient to estimate fair value. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies. The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach. Refer to Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements for further information.

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
Revenue Recognition
Refer to Note 15, "Revenue from Contracts with Customers," to the unaudited consolidated interim financial statements for information about our revenue recognition accounting policies.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2018 and 2017 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Segment operating income:
Extended Warranty	1,155	864	291	3,091	2,287	804
Leased Real Estate	473	525	(52)	1,965	2,315	(350)
Total segment operating income	1,628	1,389	239	5,056	4,602	454
Net investment income	629	1,133	(504)	2,277	3,165	(888)
Net realized losses	(414)	—	(414)	(17)	(1)	(16)
Gain on change in fair value of equity investments	337	—	337	1,081	—	1,081
(Loss) gain on change in fair value of limited liability investments, at fair value	(131)	2,448	(2,579)	(1,592)	789	(2,381)
Net change in unrealized gain (loss) on private company investments	19	—	19	(136)	(1,265)	1,129
Interest expense not allocated to segments	(1,900)	(1,602)	(298)	(5,461)	(4,650)	(811)
Other income and expenses not allocated to segments, net	210	(1,896)	2,106	(5,415)	(7,191)	1,776
Amortization of intangible assets	(1,339)	(269)	(1,070)	(1,848)	(815)	(1,033)
Contingent consideration benefit	—	—	—	—	212	(212)
Loss on change in fair value of debt	(1,450)	(1,178)	(272)	(2,511)	(5,769)	3,258
Gain on disposal of subsidiary	—	—	—	17	—	17
Equity in net (loss) income of investee	(339)	(897)	558	(623)	1,343	(1,966)
Loss from continuing operations before income tax (benefit) expense	(2,750)	(872)	(1,878)	(9,172)	(9,580)	408
Income tax (benefit) expense	(144)	124	(268)	300	1,648	(1,348)
Loss from continuing operations	(2,606)	(996)	(1,610)	(9,472)	(11,228)	1,756
Income (loss) from discontinued operations, net of taxes	417	(371)	788	1,397	(468)	1,865
(Loss) gain on disposal of discontinued operations, net of taxes	(1,172)	—	(1,172)	(7,800)	1,017	(8,817)
Net loss	(3,361)	(1,367)	(1,994)	(15,875)	(10,679)	(5,196)
Loss from Continuing Operations and Net Loss
In the third quarter of 2018, we reported loss from continuing operations of $2.6 million compared to $1.0 million in the third quarter of 2017. For the nine months ended September 30, 2018, we reported loss from continuing operations of $9.5 million compared to $11.2 million for the nine months ended September 30, 2017. The loss from continuing operations for the three months ended September 30, 2018 is primarily due to interest expense not allocated to segments, amortization of intangible assets and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income. The loss from continuing operations for the nine months ended September 30, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income.
The loss from continuing operations for the three months ended September 30, 2017 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, loss on change in fair value of debt and equity in net loss of investee, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income

KINGSWAY FINANCIAL SERVICES INC.

and gain on change in fair value of limited liability investments, at fair value. The loss from continuing operations for the nine months ended September 30, 2017 is primarily due to net change in unrealized loss on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and equity in net income of investee.
In the third quarter of 2018, we reported net loss of $3.4 million compared to $1.4 million in the third quarter of 2017. For the nine months ended September 30, 2018, we reported a net loss of $15.9 million compared to $10.7 million for the nine months ended September 30, 2017.
Extended Warranty
The Extended Warranty service fee and commission income increased 28.6% to $9.9 million for the three months ended September 30, 2018 compared with $7.7 million for the three months ended September 30, 2017 ($28.4 million year to date compared to $20.9 million prior year to date, representing a 35.9% increase). The increase in service fee and commission income is primarily reflective of the inclusion of PWSC in 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $1.8 million and $5.1 million for the three and nine months ended September 30, 2018, respectively. The increase in service fee and commission income is also partially due to increases at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales and improved penetration of its credit union distribution channel. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products.
The Extended Warranty operating income was $1.2 million for the three months ended September 30, 2018 compared with $0.9 million for the three months ended September 30, 2017 ($3.1 million year to date compared to $2.3 million prior year to date). The increase in operating income is primarily due to the inclusion of PWSC in 2018, as noted above. PWSC operating income was $0.3 million and $0.7 million for the three and nine months ended September 30, 2018 respectively. The increase in operating income also reflects the improved revenues at both Trinity and IWS, partially offset by related increases in cost of services sold at Trinity and general and administrative expenses at both Trinity and IWS, for the three and nine months ended September 30, 2018, compared to the same periods in 2017.
Leased Real Estate
In the third quarter of 2018, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the third quarter of 2017 ($10.0 million year to date compared to $10.0 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.5 million for the three months ended September 30, 2018 compared with $0.5 million for the three months ended September 30, 2017 ($2.0 million year to date compared to $2.3 million prior year to date). The decrease in operating income for the nine months ended September 30, 2018 is due to increased legal expenses, compared to the same period in 2017. Leased Real Estate recorded legal expense of $0.2 million for the three months ended September 30, 2018 compared with zero for the three months ended September 30, 2017 ($0.4 million year to date compared to zero prior year to date). Leased Real Estate operating income includes interest expense of $1.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively ($4.6 million and $4.7 million, respectively, year to date and prior year to date). Leased Real Estate operating income for the three and nine months ended September 30, 2017 also reflects a non-recurring charge of $0.3 million for transaction expenses related to the execution of a lease amendment. See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $0.6 million in the third quarter of 2018 compared to $1.1 million in the third quarter of 2017 ($2.3 million year to date compared to $3.2 million prior year to date). The decrease for the three and nine months ended September 30, 2018 is primarily due to the Company recording less income from limited liability investments for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Net Realized Losses
Net realized losses were $0.4 million in the third quarter of 2018 compared to zero in the third quarter of 2017 ($0.0 million year to date compared to $0.0 million prior year to date). The net realized losses for the three months ended September 30, 2018 resulted from the sale of a limited liability investment as one part of a broader set of arrangements with certain former officers of the Company. Refer to Note 22, "Related Party Transactions," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.3 million in the third quarter of 2018 compared to zero in the third quarter of 2017 ($1.1 million year to date compared to zero prior year to date). As further discussed in Note 5, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The gain on change in fair value of equity investments for the three months ended September 30, 2018 includes realized gains on equity investments sold during the third quarter of 2018 of $0.9 million ($1.2 million year to date) and unrealized losses on equity investments held as of September 30, 2018 of $0.6 million ($0.1 million year to date).
(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
Loss on change in fair value of limited liability investments, at fair value was $0.1 million in the third quarter of 2018 compared to a gain of $2.4 million in the third quarter of 2017 (loss of $1.6 million year to date compared to gain of $0.8 million prior year to date). The change from 2017 to 2018 is primarily explained by the difference between the $0.5 million fair value loss recorded during the third quarter of 2018 related to 1347 Investors compared to the $2.1 million fair value gain recorded during the third quarter of 2017 related to 1347 Investors (decrease in fair value of $2.3 million and $0.4 million, respectively, year to date and prior year to date).

Net Change in Unrealized Gain (Loss) on Private Company Investments
Net change in unrealized gain on private company investments was $0.0 million in the third quarter of 2018 compared to zero in the third quarter of 2017 (net change in unrealized loss of $0.1 million year to date compared to net change in unrealized loss of $1.3 million prior year to date). The net change in unrealized loss for the nine months ended September 30, 2017 is primarily due to the impairment of an investment in private company common stock.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2018 was $1.9 million compared to $1.6 million in the third quarter of 2017 ($5.5 million year to date compared to $4.7 million prior year to date). The increase for the three and nine months ended September 30, 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net income of $0.2 million in the third quarter of 2018 compared to a net expense of $1.9 million in the third quarter of 2017 (net expense of $5.4 million year to date compared to net expense of $7.2 million prior year to date). The following items were recorded as part of Other income and expenses not allocated to segments, net.
Total stock-based compensation, net of forfeitures, was a benefit of $2.5 million and an expense of $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively (benefit of $1.9 million and expense of $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively). During the third quarter of 2018, the Company modified the terms of grants of restricted common stock awards to certain former officers of the Company. Refer to Note 18, "Stock-Based Compensation," to the unaudited consolidated interim financial statements, for further discussion of the restricted stock awards. The Company also record $0.4 million of payroll tax expense and $0.2 million of other expense during the third quarter of 2018 related to these arrangements with its former officers.

The Company recorded a $0.7 million gain for the three and nine months ended September 30, 2017 related to the termination of a financing lease, as further discussed in Note 14, "Finance Lease Obligation Liability," to the unaudited consolidated interim financial statements.

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

KINGSWAY FINANCIAL SERVICES INC.

Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.

Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $1.3 million in the third quarter of 2018 compared to $0.3 million in the third quarter of 2017 ($1.8 million year to date compared to $0.8 million prior year to date). The higher amortization expense for the three and nine months ended September 30, 2018 is related to amortization of intangible assets recorded in conjunction with the Company's acquisition of PWSC on October 12, 2017. During the third quarter of 2018, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWSC, which resulted in the Company recording (i) $0.8 million of amortization expense during the third quarter of 2018 for the period from the date of acquisition through June 30, 2018 and (ii) $0.3 million of amortization expense during the third quarter of 2018 for the period July 1, 2018 through September 30, 2018 related to the intangible assets identified. See Note 6, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
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
Gain on Disposal of Subsidiary
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC. As a result of the disposal, the Company recognized a gain of $$0.0 million during the nine months ended September 30, 2018.
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
Income Tax (Benefit) Expense
Income tax benefit for the third quarter of 2018 was $0.1 million compared to income tax expense of $0.1 million in the third quarter of 2017 (income tax expense of $0.3 million year to date compared to $1.6 million prior year to date). See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2018 and September 30, 2017.

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
At September 30, 2018, we held cash and cash equivalents, restricted cash and investments with a carrying value of $91.5 million.
Investments held by our insurance subsidiary, Amigo, must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2018	% of Total	December 31, 2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,429	5.9%	5,612	5.6%
States, municipalities and political subdivisions	601	0.7%	626	0.6%
Mortgage-backed	2,526	2.8%	2,876	2.9%
Corporate	2,520	2.8%	5,427	5.4%
Total fixed maturities	11,076	12.2%	14,541	14.5%
Equity investments:
Common stock	1,152	1.3%	3,570	3.6%
Warrants	425	0.5%	1,019	1.0%
Total equity investments	1,577	1.8%	4,589	4.6%
Limited liability investments	5,316	5.8%	9,094	9.1%
Limited liability investments, at fair value	31,564	34.5%	32,211	32.1%
Investments in private companies	4,615	5.0%	4,870	4.9%
Real estate investments	10,662	11.7%	10,662	10.6%
Other investments	3,316	3.6%	3,721	3.7%
Short-term investments	151	0.1%	151	0.2%
Total investments	68,277	74.7%	79,839	79.7%
Cash and cash equivalents	9,045	9.9%	5,377	5.4%
Restricted cash	14,167	15.4%	14,985	14.9%
Total	91,489	100.0%	100,201	100.0%

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairment related to available-for-sale investments recorded for the three and nine months ended September 30, 2018 and September 30, 2017. As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.1 million and zero for the three months ended September 30, 2018 and September 30, 2017, respectively, ($0.1 million and $0.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of zero and zero for the three months ended September 30, 2018 and September 30, 2017, respectively, (zero and $1.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively), which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC.

TABLE 4 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	September 30, 2018	December 31, 2017
Non-standard automobile	761	508
Commercial automobile	829	572
Other	623	177
Total	2,213	1,257
Non-Standard Automobile
At September 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.8 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Commercial Automobile
At September 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.9 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Other
At September 30, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $0.6 million and $0.2 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 (Decrease) increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(Favorable) unfavorable change in provision for loss and loss adjustment expenses for prior accident years	(19)	267	1,628	266
For the three months ended September 30, 2018, the Company reported $0.0 million of favorable development for loss and loss adjustment expenses from prior accident years (unfavorable development of $1.6 million year to date) compared with unfavorable development of $0.3 million for the three months ended September 30, 2017 (unfavorable development of $0.3 million prior year to date). The favorable development reported for the three months ended September 30, 2018 was related to a decrease in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development reported for the nine months ended September 30, 2018 was related to an increase in loss adjustment expenses due to the continuing voluntary run-off of Amigo.
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

KINGSWAY FINANCIAL SERVICES INC.

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
The Company's subordinated debt is measured and reported at fair value. At September 30, 2018, the carrying value of the subordinated debt is $53.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows from Continuing Operations
During the nine months ended September 30, 2018, the Company reported on the unaudited consolidated statements of cash flows $8.3 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $15.9 million and the $8.3 million of net cash used in operating activities from continuing operations can be explained primarily by the $7.8 million loss on disposal of discontinued operations.
During the nine months ended September 30, 2018, the net cash provided by investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $14.4 million. This source of cash was driven primarily by proceeds from sales and maturities of fixed maturities, equity investments, limited liability investments, other investments and investee, proceeds from disposal of subsidiary and the net proceeds from sale of discontinued operations in excess of purchases of fixed maturities, equity investments and limited liability investments, at fair value.
During the nine months ended September 30, 2018, the net cash used in financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $3.3 million. This use of cash is attributed to principal repayments of $2.5 million on notes payable and $0.8 million on the bank loan.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents and restricted cash from continuing operations during the nine months ended September 30, 2018 was $2.9 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2018, the U.S. insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary state insurance regulations.
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

KINGSWAY FINANCIAL SERVICES INC.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.5 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $9.0 million and $5.4 million reported at September 30, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of interest payments on subordinated debt; holding company operating expenses; transaction related expenses; investments; and any other extraordinary demands on the holding company. Specifically pursuant to the definitive agreement to sell Mendota, Mendakota and MCC (the “Acquired Companies”) that the Company completed on October 18, 2018, the Company has redeployed the proceeds from the sale to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments owned by the Acquired Companies at the time of the closing and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive agreement. See "Regulatory Capital" section below for further discussion.
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

KINGSWAY FINANCIAL SERVICES INC.

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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 23, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.
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
Table 8 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2018 and December 31, 2017, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at September 30, 2018. 'Not Rated' in Table 8 below at December 31, 2017 represents $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2018	December 31, 2017
AAA/Aaa	74.1%	59.6%
AA/Aa	12.8	8.8
A/A	13.1	10.9
Percentage rated A/A2 or better	100.0%	79.3%
Not rated	—	20.7
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The evaluation of our disclosure controls and procedures by the Company's Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A for the three and nine months ended September 30, 2018 and September 30, 2017, where we restated our consolidated balance sheet, consolidated statements of operations, consolidated statements of cash flows, and notes to our consolidated financial statements. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily relate to the periods covered by this Form 10-Q/A. Refer to Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three and nine months ended September 30, 2018 and September 30, 2017.
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
The matters were discovered during the course of the 2018 external audit of the accounts and were reviewed with the Company's Audit Committee. Certain of these material weaknesses resulted in the restatement described in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A for the three and nine months ended September 30, 2018 and September 30, 2017.
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-Q/A for the three and nine months ended September 30, 2018 and September 30, 2017 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2018, and ending September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q/A.

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
Our investments also include limited liability investments and limited liability investments, at fair value. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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
As discussed in Note 4, "Restatement of Previously Issued Financial Statements," to the unaudited consolidated interim financial statements of this Form 10-Q/A, we have restated our consolidated financial statements as of and for the three and nine months ended September 30, 2018. Although we previously remediated the material weakness related to income tax accounting for non-routine transactions and are actively engaged in developing and implementing remediation plans as described Item 4, Controls and Procedures, of this Form 10-Q/A, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

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

