Form 10-K
period 2018-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2020-02-27
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number 001-15204
Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0475673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Pierce Road Itasca, IL	60143
(Address of principal executive offices)	(Zip Code)
1-416-848-1171
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2018, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $37,291,317 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of February 27, 2020 was 22,843,909.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2018 Annual Report on Form 10-K (the "2018 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•	its results of operations and financial condition (including, among other things, net and operating income, investment income and performance, return on equity and expected current returns);

•	changes in facts and circumstances affecting assumptions used in determining its provision for unpaid loss and loss adjustment expenses;

•	changes in facts and circumstances affecting assumptions used in evaluating its legal proceedings;

•	changes in industry trends and significant industry developments;

•	the impact of certain guarantees and indemnifications made by the Company;

•	its ability to complete and integrate current or future acquisitions successfully; and

•	its ability to implement its restructuring activities and execute its strategic initiatives successfully.
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Critical Accounting Estimates and Assumptions" in MD&A in this 2018 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2018 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

Part I
Item 1. BUSINESS
In this report, the terms "Kingsway," the "Company," "we," "us" or "our" mean Kingsway Financial Services Inc. and all entities included in our Consolidated Financial Statements.
Kingsway Financial Services Inc. was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware (the "Domestication"). The Company discontinued its existence as a corporation under Section 181 of the Ontario Business Corporations Act and, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The Company's registered office is located at 150 E. Pierce Road, Itasca, Illinois 60143.
In connection with the Domestication, the outstanding common stock and preferred stock of the Company have been converted, on a one-for-one basis, into shares of common stock and preferred stock of the Company, respectively, as a corporation incorporated in the State of Delaware. Prior to the Domestication, the common shares of Kingsway were listed on the Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE"). In connection with the Domestication, the Company delisted from the TSX. The common shares of Kingsway are listed on the NYSE under the trading symbol "KFS."
Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate. Extended Warranty and Leased Real Estate conduct their business and distribute their products in the United States.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota Insurance Company, Mendakota Insurance Company, Mendakota Casualty Company, Kingsway Amigo Insurance Company ("Amigo") and Kingsway Reinsurance Corporation ("Kingsway Re"). Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company are referred to collectively herein as "Mendota." On July 16, 2018, the Company announced that it had entered into a definitive agreement to sell Mendota. On October 18, 2018, the Company announced that the sale was completed. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a consequence of classifying Mendota as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo and Kingsway Re, each of which are currently in voluntary run-off and were previously included in the Insurance Underwriting segment, are now included in Other income and expenses not allocated to segments, net.
Financial information about Kingsway's reportable business segments for the years ended December 31, 2018 and December 31, 2017 is contained in the following sections of this 2018 Annual Report: (i) Note 28, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its previously reported consolidated financial statements as of and for the year ended December 31, 2017. The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet; and the reclassification of investment income, related to these investments, from loss from discontinued operations, net of taxes to net investment income in the consolidated statement of operations; ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting; and iii) the reclassification of cash and cash equivalents to restricted cash in the consolidated balance sheets. The restatements are more fully discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements. All amounts in this 2018 Annual Report affected by the restatements reflect such amounts as restated.
REPORTING CURRENCY
The Consolidated Financial Statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its

KINGSWAY FINANCIAL SERVICES INC.

operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity's functional currency are reflected in non-operating other income in the consolidated statements of operations.
All of the dollar amounts in this 2018 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Sale of Mendota:
As described above, on July 16, 2018, the Company announced it had entered into a definitive agreement to sell Mendota. On October 18, 2018, the Company completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investments, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. Further information is contained in Note 6, "Disposal, Discontinued Operations and Liquidation," to the Consolidated Financial Statements.
Acquisition of Geminus:
On March 1, 2019, the Company completed the acquisition of Geminus Holding Company, Inc. ("Geminus"), a specialty, full-service provider of vehicle service contracts ("VSCs") and other finance and insurance ("F&I") products to used car buyers around the country, for a purchase price of $8.4 million, comprised of cash paid at closing of $7.7 million and a seller note of $0.8 million.  Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and administering VSCs and F&I products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), since 1988.  Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively.  Geminus recorded unaudited income before income tax expense of $1.4 million for the year ended December 31, 2018.
Related to the acquisition of Geminus, the Company formed Kingsway Warranty Holdings LLC ("KWH") as its acquisition vehicle and contributed IWS Acquisition Corporation ("IWS") and Trinity Warranty Solutions LLC ("Trinity") to KWH.  The Company secured $10.0 million of acquisition financing from a third-party lender, with Geminus, IWS and Trinity listed as borrowers.  After accounting for the cash purchase price paid at closing and transaction-related expenses paid in cash at closing, $1.3 million of the $10.0 million of acquisition financing was made available to the Company to be used for general corporate purposes.
EXTENDED WARRANTY SEGMENT
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity and Professional Warranty Service Corporation ("PWSC"), (collectively, "Extended Warranty").
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
Extended Warranty Products
IWS markets and administers vehicle service agreements and related products for new and used automobiles throughout the United States. A vehicle service agreement is an agreement between IWS and the vehicle purchaser under which IWS agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. IWS serves as the administrator on all contracts it originates. Vehicle service agreements supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. Vehicle service agreements range from three months to seven years and/or 3,000 miles to 100,000 miles. The average term of a vehicle service agreement is between four and five years. The cost of the vehicle service agreement is a function of the contract term, coverage limits and type of vehicle.
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
PWSC administers the insured warranty programs of liability coverage for new home construction companies, and the warranty is issued to new home buyers. The liability coverage is provided nationwide by a single, A+ rated insurance carrier. The warranty document is an agreement between the homebuilder and the purchaser of the home and includes specific tolerances related to covered defects and precise definitions of damages. Each damage category includes materials defect coverage for the first year, major systems coverage for the second year, and workmanship and structural coverage for years three through ten. The warranty enables certain damages to be resolved by the homebuilder without admitting fault or negligence, and the warranty offers an efficient method to resolve buyer complaints and avoid costly litigation through mediation and mandatory binding arbitration.
PWSC also has an uninsured warranty administration services program. The warranty document issued through this program is an agreement between the homebuilder and the purchaser of the home, and it includes performance standards established by the homebuilder and warrants conditions in the home that could constitute a construction defect throughout the warranty period. This program enables construction defects to be efficiently and amicably resolved by the homebuilder through mediation and mandatory binding arbitration to avoid costly litigation. Claims are covered for the statute of repose, or for an elected time-frame by the builder, in a specific state or per agreement with a general liability insurance carrier. Constituents' interests are aligned to handle their claims relative to construction defects promptly and without attorney intervention.
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

KINGSWAY FINANCIAL SERVICES INC.

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
PWSC markets its insured warranty products through a sales force directly to the homebuilder and its uninsured builder backed warranty products through a network of construction general liability insurance carriers and domestic insurance brokers. Homebuilder prospects are developed through membership in local homebuilder associations, attendance at homebuilder conventions, distribution of promotional products and direct mail efforts. For its uninsured homebuilder backed product, PWSC dedicates senior personnel to working with the construction general liability insurers and domestic insurance brokers to identify and assist in developing new opportunities and devotes marketing resources to sell its product.
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
For its insured warranty product, PWSC operates in an environment with several competitors. PWSC differentiates itself through its relationship with and backing by an A+ rated global insurance carrier; its over 20 years' experience in the field of new home warranty administration; its dispute resolution services; and its best in class customer service. For its uninsured builder backed product, PWSC operates in an environment with very few competitors. The most significant features differentiating the builder backed product from its competition are an express warranty for all construction defects, the only warranty that is fully integrated with the general liability policy in its definition and coverage of construction defects, and mutual agreement between the homebuilder and the home buyer that all claims be resolved through mediation or, if necessary, binding arbitration.
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
Under PWSC’s warranty products, disputes typically arise when there is a difference between what the homeowner expects of the builder and what the builder believes are its legitimate warranty service responsibilities. PWSC employs an experienced claims staff who responds to all inquiries from homeowners and from requests by builders. Any inquiries or complaints received are submitted or communicated to the builder. PWSC will not make any determination as to the validity or resolution of any complaint; however, PWSC will discuss alternatives or resolutions to disputes with all parties and can mediate or negotiate a fair solution to a dispute. This process ensures that homebuilders can effectively manage new home construction risk and reduce the potential for substantial legal costs associated with litigation. PWSC may, at times, act as a third-party administrator for claims under the insured warranty product; however, at no time does PWSC bear the loss of claims on warranty products.

KINGSWAY FINANCIAL SERVICES INC.

LEASED REAL ESTATE SEGMENT
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement with a single customer, BNSF Railway Company.  Revenue from this single customer represents more than 10% of the Company’s consolidated revenues. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage").

PRICING AND PRODUCT MANAGEMENT
Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in Extended Warranty. Typically, teams comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups track loss performance on a monthly basis so as to alert the operating subsidiaries to the potential need to adjust forms or rates.
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The Company records a provision for its unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses. For a detailed description of the Company's process for establishing its provision for unpaid loss and loss adjustment expenses, see "Critical Accounting Estimates and Assumptions" section of MD&A. For a rollforward of the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, see Note 16, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
INVESTMENTS
We manage our investments to support our liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. The Investment Committee of the Board of Directors is responsible for monitoring the performance of our investments and compliance with the Company's investment policies and guidelines, which it reviews annually. Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments.
For further descriptions of the Company's investments, see our disclosures under the headings "Investments" and "Critical Accounting Estimates and Assumptions" in MD&A and Note 8, "Investments," and Note 29, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REGULATORY ENVIRONMENT
U.S. insurance companies are subject to the insurance holding company statutes in the jurisdictions in which they conduct business. These statutes require that each U.S insurance company in a holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system that may materially affect the operations, management or financial condition of the insurers in the holding company domiciled in that state. These statutes also generally provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer.
U.S. insurance companies are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. U.S. insurance companies also are required to participate in various involuntary pools or assigned risk pools. In most states, the involuntary pool participation is in proportion to the voluntary writings of related lines of business in such states.
U.S. insurance companies are subject to state laws and regulations that require diversification of our investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

KINGSWAY FINANCIAL SERVICES INC.

We have one U.S. insurance subsidiary, Amigo, which is organized and domiciled under the insurance statutes of Florida. To the best of our knowledge, we are in compliance with the regulations discussed above.
U.S. insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2018, surplus as regards policyholders reported by Amigo exceeded the 200% threshold. Refer to Note 32, "Regulatory Capital Requirements and Ratios," to the Consolidated Financial Statements for further discussion.
The state insurance department that has jurisdiction over Amigo may conduct on-site visits and examinations, especially as to financial condition, ability to fulfill obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or the assessment of fines or other penalties against that company. The Florida Office of Insurance Regulation completed in 2016 a financial examination of Amigo for the three-year period ending December 31, 2014 and completed in the first quarter of 2018 a financial examination of Amigo for the two-year period ending December 31, 2016. No financial statement adjustments were required as a result of either examination.
The Gramm-Leach-Bliley Act protects consumers from the unauthorized dissemination of certain personal information. The majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and adversely affect our results of operations or financial condition.
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
The insurance carrier providing the contractual liability coverage for the insured warranty product offered by PWSC is designated as a surplus lines carrier in all states.  The offering of surplus lines insurance is regulated in all states.  The insurance carrier has designated an agent within PWSC who is a licensed property and casualty broker and a surplus lines broker in all states where such a license is required.  PWSC is in compliance with the regulations of each state in which it offers its insured warranty products.  In addition, New Jersey, Maryland and the U.S. Department of Housing & Urban Development ("HUD") require PWSC to file its warranty plan documents and other company information for periodic review and approval to demonstrate compliance with new home warranty plan regulations promulgated by those jurisdictions. HUD and New Jersey require such a filing every two years. Maryland requires a filing every year.  PWSC is in compliance with the filing requirements of each state and HUD.

EMPLOYEES
At December 31, 2018, we employed 123 personnel supporting our continuing operations, of which 122 were full-time employees.
ACCESS TO REPORTS
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge

KINGSWAY FINANCIAL SERVICES INC.

through our website at www.kingsway-financial.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2018 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2018, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December 2032. And, related to our acquisition on March 1, 2019 of The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), we have guaranteed $10.0 million of acquisition financing. Because of our substantial outstanding recourse debt:

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

•
we are exposed to the risk of increased interest rates because our outstanding subordinated debt, representing $90.5 million of principal value, and our acquisition financing of $10.0 million bear interest directly related to the London interbank offered interest rate for three-month U.S. dollar deposits or any equivalent replacement benchmark as defined in the underlying loan documents ("LIBOR");

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
Increases in interest rates would increase the cost of servicing our outstanding recourse debt and could adversely affect our results of operation.
Our outstanding recourse subordinate debt of $90.5 million principal value and our acquisition financing of $10.0 million related to the acquisition of Penn and Prime bear interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
The expected discontinuation of LIBOR could adversely affect the cost of servicing our outstanding recourse debt.
Our outstanding recourse subordinate debt of $90.5 million principal value, which has redemption dates ranging from December 4, 2032 through January 8, 2034, and our acquisition financing of $10.0 million related to the acquisition of Penn and Prime, which has a maturity date of March 1, 2024, bear interest directly related to LIBOR and extend beyond 2021, by which time the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out LIBOR.  It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  If LIBOR ceases to exist as defined in the indentures governing the Company’s outstanding recourse debt, the indentures provide fallback language for the respective agents to calculate an alternative LIBOR to be used in determining the Company’s interest expense on its outstanding recourse debt.  At this time, the Company cannot yet reasonably estimate the expected impact of a discontinuation of LIBOR.

KINGSWAY FINANCIAL SERVICES INC.

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
If we are not able to comply with the covenants and other requirements contained in the debt indentures, an event of default under the relevant debt instrument could occur. A specific covenant under our debt indentures is our obligation to deliver audited financial statements for certain of our subsidiaries as of and for the year ended December 31, 2018.  Due to the delay in filing our 2018 Annual Report, we have been unable to meet these obligations, the failure of which could be declared events of default under the respective indentures.  As of the date of the filing of our 2018 Annual Report, none of the lenders or trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  If an event of default does occur, it could trigger a default under our other debt instruments, and the holders of the defaulted debt instrument could declare amounts outstanding with respect to such debt to become immediately due and payable. Upon such an event, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
The Investment Committee of the Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company.
The Real Property is leased pursuant to a long-term triple net lease and the failure of the tenant to satisfy its obligations under the lease could adversely affect the condition of the Real Property or the results of the Leased Real Estate segment.
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
Our triple net lease agreement requires that the tenant maintain comprehensive liability and hazard insurance; however, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable.  Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed.  In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the property as well as the anticipated future cash flows from the property.

We may not be able to realize our investment objectives, which could significantly reduce our earnings and liquidity.

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2018, our investments included $12.3 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.

KINGSWAY FINANCIAL SERVICES INC.

As of December 31, 2018, our investments also included $0.9 million of equity investments, $4.8 million of limited liability investments, $26.0 million of limited liability investments, at fair value, $3.1 million of investments in private companies, at adjusted cost, $10.7 million of real estate investments, at fair value and other investments, at cost of $2.1 million. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.
A difficult economy generally could materially adversely affect our business, results of operations or financial condition.
An adverse change in market conditions leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse affect on our results of operations or financial condition. Certain trust accounts and letters of credit for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust and/or letter of credit agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements.
Market volatility may also make it more difficult to value certain of our investments if trading becomes less frequent. Disruptions, uncertainty and volatility in the global credit markets may also adversely affect our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. There can be no assurance that market conditions will not deteriorate in the near future.
Financial disruption or a prolonged economic downturn could materially and adversely affect our business.
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
We are party to a Settlement Agreement that may require us to make cash payments from time to time, which payments could materially adversely affect our business, results of operations or financial condition.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that we breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by us to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.
We provided certain indemnifications to the buyer of our non-standard automobile businesses, which could materially adversely affect our business, results of operations or financial condition.
On July 16, 2018, we announced we had entered into a definitive agreement to sell our non-standard automobile insurance companies Mendota, Mendakota and MCC (collectively "Mendota"). On October 18, 2018, we completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investments, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the

KINGSWAY FINANCIAL SERVICES INC.

definitive stock purchase agreement. As part of the transaction, we will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota’s carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During 2019, Mendota notified us that it had entered into agreements to settle the specified claims. We estimate we will incur a net loss of approximately $1.8 million related to the settlements of the specified claims, which we will report in our consolidated statement of operations for the year ended December 31, 2019. Our potential exposure under the indemnity obligation with respect to the open claims is not reasonably determinable, and no liability has been recorded in our Consolidated Financial Statements. No assurances can be given, however, that we will not be required to perform under the indemnity obligation for the open claims in a manner that has a material adverse effect on our business, results of operations or financial condition.
We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses could be limited by our inability to generate future taxable income.
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $845.7 million as of December 31, 2018. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.
We have generated U.S. NOLs, but our ability to preserve and use these U.S. NOLs could be limited or impaired by future ownership changes.
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
Expiration of our tax benefit preservation plan could increase the probability that we will experience an ownership change as defined under Section 382.
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

KINGSWAY FINANCIAL SERVICES INC.

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
COMPLIANCE RISK
If we fail to comply with applicable insurance and securities laws or regulatory requirements, our business, results of operations, financial condition or cash flow could be adversely affected.
As a publicly traded holding company listed on the New York Stock Exchange, we are subject to numerous laws and regulations. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators.
In light of financial performance and a number of material transactions executed over the years, the Company has been asked to respond to questions from and provide information to regulatory bodies overseeing insurance and/or securities laws in Canada and the United States. The Company has cooperated in all respects with these reviews and has responded to information requests on a timely basis.
Any failure to comply with applicable laws or regulations or the mandates of our insurance regulators could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations, could materially adversely affect our business, results of operations or financial condition. It is not possible to predict the future affect of changing federal, state and provincial regulation on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations.
Related to our recent acquisition of Penn and Prime, we acquired a reinsurance company domiciled in Turks and Caicos. This reinsurance company is subject to the insurance statutes and regulatory requirements of the Turks and Caicos. We are planning on the payment of dividends by the Turks and Caicos-domiciled reinsurance company in order to facilitate servicing the acquisition financing we incurred to acquire Penn and Prime. The inability of the Turks and Caicos-domiciled reinsurance company to pay dividends could materially affect our holding company cash flow and liquidity if we were required to perform under our guarantee of the $10.0 million of acquisition financing incurred related to the acquisition of Penn and Prime.
Our business is subject to risks related to litigation.
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
Our business is subject to risks related to regulatory actions.
The Department of Housing and Urban Development recently issued a final rule to eliminate the requirement that borrowers purchase 10-year protection plans in order to qualify for certain mortgages on newly constructed single-family homes when the home owner is utilizing an FHA loan. It is unclear what effect this ruling may have on our sale of homebuilder warranties. No assurances can be given, however, that the effect on us of this ruling will not result in a material adverse effect on our business, results of operations or financial condition.
Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.
We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934. We have in the past concluded that our internal controls over financial reporting related to income tax accounting for non-routine transactions and the adoption of ASU 2014-09 were not effective. In the 2018 Annual Report, we have identified the existence of material weaknesses in internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations.

KINGSWAY FINANCIAL SERVICES INC.

As discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements, we have restated our consolidated financial statements as of and for the year ended December 31, 2017. Although we previously remediated the material weakness related to income tax accounting for non-routine transactions and are actively engaged in developing and implementing remediation plans as described Item 9A, Controls and Procedures, of this 2018 Annual Report, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
STRATEGIC RISK

The achievement of our strategic objectives is highly dependent on effective change management.
We have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team and ultimately selling Mendota on October 18, 2018, with the objective of focusing on our Extended Warranty segment, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
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
The highly competitive environment in which we operate could have an adverse effect on our business, results of operations or financial condition.
The vehicle service agreement market in which we compete is comprised of a few large companies, which market service agreements to credit unions on a national basis and have significantly more financial, marketing and management resources than we do, as well as several other companies that are somewhat similar in size to IWS that market service agreements to credit unions either on a regional basis or a less robust national basis. In addition, the homebuilder warranty market in which we operate is comprised of several competitors. There may also be other companies of which we are not aware that may be planning to enter the vehicle service agreement and homebuilder warranty industries.
Competitors in our market generally compete on coverages offered, claims handling, customer service, financial stability and, to a lesser extent, price.  Larger competitors of ours benefit from added advantages such as industry endorsements and preferred vendor status.  We do not believe that it is in our best interest to compete solely on price.  Instead, we focus our marketing on the total value experience, with an emphasis on customer service. While we historically have been able to adjust our product offering to remain competitive when competitors have focused on price, our business could be adversely affected by the loss of business to competitors offering vehicle service agreements and homebuilder warranties at lower prices.
Engaging in acquisitions involves risks, and, if we are unable to effectively manage these risks, our business could be materially harmed.
From time to time we engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions.
Acquisitions entail numerous potential risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid loss and loss adjustment expenses;

•	diversion of management's attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of customers or key employees of acquired companies.

KINGSWAY FINANCIAL SERVICES INC.

We may not be able to integrate or operate successfully any business, operations, personnel, services or products that we may acquire in the future.
Engaging in new business start-ups involves risks, and, if we are unable to effectively manage these risks, our business could be materially harmed.
From time to time we engage in discussions concerning the formation of a new business venture and, as a result of such discussions, may form and capitalize a new business.
New business start-ups entail numerous potential risks, including the following:

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
Our company has an executive officer and former executive officers, currently contracted to us under advisory agreements, who also serve as directors and executive officers for 1347 Property Insurance Holdings, Inc., Atlas Financial Holdings, Inc., Limbach Holdings, Inc. and Itasca Capital Ltd., entities in which we have held investments, which could lead to conflicting interests.
As a result of our having previously spun off 1347 Property Insurance Holdings, Inc. ("PIH") and Atlas Financial Holdings, Inc. ("Atlas"); formed 1347 Capital Corp., which later entered into a business combination with Limbach Holdings, Inc. ("Limbach"); and invested in Itasca Capital Ltd. ("ICL"), we have an executive officer and former executive officers, currently contracted to us under advisory agreements, who also serve as directors for PIH, Atlas, Limbach and ICL and who serve as executive officers for ICL. Our executive officers, former executive officers currently contracted to us under advisory agreements and members of our Company's board of directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at PIH, Atlas, Limbach and ICL have fiduciary duties to those companies’ stockholders. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our executive officers and former executive officers currently contracted to us under advisory agreements who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our executive officers and former executive officers currently contracted to us under advisory agreements who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. Our Audit Committee reviews potential conflicts that may arise on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each entity. From time to time, we may enter into transactions with or participate jointly in investments with PIH, Atlas, Limbach or ICL. There can be no assurance that we will not create new situations where our directors or executive officers serve as directors or executive officers in future investment holdings of our Company.
OPERATIONAL RISK
Our provisions for unpaid loss and loss adjustment expenses may be inadequate, which would result in a reduction in our net income and could adversely affect our financial condition.
Our provisions for unpaid loss and loss adjustment expenses at Amigo do not represent an exact calculation of our actual liability but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of reported and IBNR claims. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both reported and IBNR claims and, as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

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
Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively affect our ability to accurately assess the risks of the policies that we write. In addition, there may be significant reporting lags between the occurrence of insured events and the time they are actually reported to us and additional lags between the time of reporting and final settlement of claims.
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
We cannot assure that we will not have unfavorable development in the future and that such unfavorable development will not have a material adverse effect on our business, results of operations or financial condition.
Our Extended Warranty subsidiaries' deferred service fees may be inadequate, which would result in a reduction in our net income and could adversely affect our financial condition.
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
As time passes and more information about the remaining service obligations becomes known, the estimates are appropriately adjusted upward or downward to reflect this additional information. We cannot assure that we will not have unfavorable re-estimations in the future of our deferred service fees and that such unfavorable re-estimations will not have a material adverse effect on our business, results of operations or financial condition. In addition, we have in the past, and may in the future, acquire companies that record deferred service fees. We cannot assure that the deferred service fees of the companies that we acquire are or will be adequate.
Our reliance on credit unions and automobile sales could adversely affect our ability to maintain business.
We market and distribute our vehicle service agreements through a network of credit unions in the United States. As a result, we rely heavily on these credit unions to attract new business. While these distribution arrangements tend to be exclusive between us and each credit union, we have competitors that offer similar products exclusively through credit unions. Loss of all or a substantial portion of our existing credit union relationships; a significant decline in membership in our existing credit union relationships; or a significant decline in new and used automobile sales could have a material adverse effect on our business, results of operations or financial condition.
Our reliance on homebuilders and new home sales could adversely affect our ability to maintain business.
We market and distribute our core home warranty products through homebuilders throughout the United States. As a result, we rely heavily on these homebuilders to generate new business. The builders are part of the new home construction industry, which is cyclical and closely correlated with large macro-economic factors, such as interest and unemployment rates, wage growth, and government regulation. We bill certain builders at the end of the policy period, which could extend over more than one year. During economic downturns, our customers build fewer homes and also reduce operating expenses by insourcing key functions, such as warranty administration; in turn, our revenue has the propensity to decline during these times. Loss of all or a substantial portion of our existing homebuilder relationships; a significant decline in new home sales; or collection risk due to unbilled accounts receivable could have a material adverse effect on our business, results of operations or financial condition.
Our reliance on a limited number of warranty and maintenance support clients and customers could adversely affect our ability to maintain business.
We market and distribute our warranty products and equipment breakdown and maintenance support services through a limited number of customers and clients across the United States. Loss of all or a substantial portion of our existing customers and clients could have a material adverse effect on our business, results of operations or financial condition.

KINGSWAY FINANCIAL SERVICES INC.

Disruptions or security failures in our information technology systems could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our reputation, business, financial condition, results of operation and cash flows.
Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. For example, delays, higher than expected costs or unsuccessful implementation of new information technology systems could adversely affect our operations. In addition, any disruption in or failure of our information technology systems to operate as expected could, depending on the magnitude of the problem, adversely affect our business, financial condition, results of operation and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology or other services fail to fulfill their obligations to us, our operations may be adversely affected. Any of these circumstances could adversely affect our reputation, business, financial condition, results of operation and cash flows.
Our success depends on our ability to price accurately the risks we underwrite.
Our results of operation or financial condition depend on our ability to price accurately for a wide variety of risks. Adequate rates are necessary to generate revenues sufficient to pay expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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
Our results of operation or financial condition could be adversely affected by the results of our voluntary run-off of our insurance subsidiary.
The Company currently has Amigo operating in voluntary run-off. Our success at managing this run-off is highly dependent upon proper claim-handling, the outcomes of the remaining open claims and the availability of the necessary liquidity to pay claims when due. As a result, we are dependent in part on our ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of our key claim-handling personnel working in our run-off, or the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, could adversely affect our results of operations. We are also dependent upon the outcomes of the remaining open claims, some of which may be volatile. During 2019, Amigo agreed to settle three related open claims for approximately $0.8 million in excess of the provision for unpaid loss and loss adjustment expenses carried by Amigo for these three open claims. This amount will be reported in our consolidated statement of operations for the year ended December 31, 2019. We are also dependent on the continuing availability of the necessary liquidity to settle claims properly. See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-off of Amigo.
HUMAN RESOURCES RISK
Our business depends upon key employees, and if we are unable to retain the services of these key employees or to attract and retain additional qualified personnel, our business could be adversely affected.
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
Item 1B. Unresolved Staff Comments
None.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Properties
Leased Properties
Extended Warranty leases facilities with an aggregate square footage of approximately 25,836 at four locations in three states. The latest expiration date of the existing leases is in July 2026.
The Company leases a facility for its corporate office with an aggregate square footage of approximately 6,338 at one location in one state. The expiration date of the existing lease is in January 2023.
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

Investment Properties

The Company owns six investment properties subject to long-term triple net lease agreements. These properties comprise 57,360 square feet leased to tenants in the distribution and retail sectors.

Item 3. Legal Proceedings
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate reasonably the loss, or range of loss, if any, that would be incurred in connection with any of the various proceedings at this time, it is possible an individual action could result in a loss having a material adverse effect on the Company's business, results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

KINGSWAY FINANCIAL SERVICES INC.

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2018
Quarter 4	$2.87	$1.87
Quarter 3	3.30	2.40
Quarter 2	4.65	2.75
Quarter 1	5.85	3.65
2017
Quarter 4	6.05	4.95
Quarter 3	6.20	5.45
Quarter 2	6.30	5.35
Quarter 1	6.50	5.40
Shareholders of Record
As of February 26, 2020, the closing sales price of our common shares as reported by the NYSE was $1.59 per share.
As of February 27, 2020, we had 21,866,959 common shares issued and outstanding, held by approximately 3,300 shareholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required related to securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this 2018 Annual Report.
Recent Sales of Unregistered Securities
During the year ended December 31, 2018, we did not have any unregistered sales of our equity securities.
Issuer Purchases of Equity Securities
During the year ended December 31, 2018, we did not have any repurchases of our equity securities.

KINGSWAY FINANCIAL SERVICES INC.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return on the Company's common stock for the period beginning on December 31, 2013 and ending on December 31, 2018 with cumulative total return of the Russell MicroCap Index and the SNL MicroCap U.S. Financial Services Index. Kingsway is not a constituent of either of these two indices. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming all dividends have been reinvested.

	Years ended December 31,
Company/Index	2013	2014	2015	2016	2017	2018
Kingsway	$100	$142	$117	$160	$129	$74
Russell MicroCap	$100	$104	$98	$118	$134	$116
SNL Micro Cap U.S. Financial Services	$100	$99	$73	$72	$97	$86

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2018 Annual Report and reflects the effects of the error corrections and previously identified immaterial accounting adjustments discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the Consolidated Financial Statements.
OVERVIEW
Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
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
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity") and Professional Warranty Service Corporation ("PWSC"). Throughout this 2018 Annual Report, the term "Extended Warranty" is used to refer to this segment.
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
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout this 2018 Annual Report, the term "Leased Real Estate" is used to refer to this segment.
NON U.S.-GAAP FINANCIAL MEASURE
Throughout this 2018 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and by segment in Note 28, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to segment operating income is loss from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized (losses) gains, gain on change in fair value of equity investments, loss on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, contingent consideration benefit, loss on change in fair value of debt, gain on disposal of subsidiary and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax expense (benefit) for the years ended December 31, 2018 and December 31, 2017 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Factors affecting the provision for unpaid loss and loss adjustment expenses include the continually evolving and changing regulatory and legal environment; actuarial studies; professional experience and expertise of the Company's claims department personnel and independent adjusters retained to handle individual claims; the quality of the data used for projection purposes; existing claims management practices, including claim-handling and settlement practices; the effect of inflationary trends on future loss settlement costs; court decisions; economic conditions; and public attitudes.

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

We review the adequacy of the provision for unpaid loss and loss adjustment expenses quarterly. For our year-end analysis, we re-estimate the ultimate losses for each coverage, by accident year. This involves performing a complete update of the historical development factors used in our analysis, incorporating the experience of the most recent calendar year. On a quarterly basis, we perform a more limited review, which can entail, for example, a comparison of the expected losses to be paid during the quarter versus actual payments, or other similar comparisons to determine the extent to which a given segment is performing as expected. In some cases, a re-estimation (similar to the year-end analysis) may be determined to be useful as part of a quarterly analysis, and we may make adjustments to ultimate losses in response to the results of this analysis. We adjust carried unpaid loss and loss

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

adjustment expenses as we learn additional information, and reflect these adjustments in the accounting periods in which they are determined.

A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors. Significant structural changes to the available data, product mix or organization can materially affect the provision for loss and loss adjustment expenses.

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

Our estimate of the provision for unpaid loss and loss adjustment expenses is proposed each quarter by our external reserving actuaries and approved by management. We begin the process each quarter by responding to detailed information requests submitted by our external reserving actuaries. Upon completion of their estimation analysis of the provision for unpaid loss and loss adjustment expenses, the results are discussed with management. As part of this discussion, the analyses supporting the actuarial estimates of IBNR by line of business are reviewed. The external reserving actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated estimates. A review of the resulting variance between the indicated provision for unpaid loss and loss adjustment expenses and the carried provision for unpaid loss and loss adjustment expenses takes place. Management engages in a discussion with the external reserving actuaries and supplies supplemental information in support of assumptions it believes should be challenged. The external reserving actuaries review the supplemental information and return with their recommendation in regards to the provision for unpaid loss and loss adjustment expenses that should be booked to reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, we determine whether the carried provision for unpaid loss and loss adjustment expenses requires adjustment.

Our external reserving actuaries have also developed as part of their actuarial reports to the Company an estimated range around the carried provision at December 31, 2018 of $2.1 million for unpaid loss and loss adjustment expenses for our property and casualty companies. Their reports indicate that a carried provision for unpaid loss and loss adjustment expenses anywhere between $1.8 million and $2.5 million for the Company at December 31, 2018 would fall within their reasonable range of estimation. This range does not present a forecast of future redundancy or deficiency since actual development of future paid losses related to the current provision for unpaid loss and loss adjustment expenses may be affected by many variables. The provision for unpaid loss and loss adjustment expenses recorded at December 31, 2018 represents our best estimate of the ultimate amounts that will be paid.

To the extent that the ultimate paid losses are higher or lower than the provision for unpaid loss and loss adjustment expenses recorded by the Company at December 31, 2018, the differences would be recorded in the Company’s consolidated statements of operations in the accounting periods in which they are determined. There can be assurance that such differences would not be material.

Valuation of Fixed Maturities and Equity Investments
Our equity investments, including warrants, are recorded at fair value with changes in fair value recognized in net loss in 2018. Prior to 2018, changes in fair value of equity investments were recognized in other comprehensive loss. See Note 4, "Recently Issued Accounting Standards," to the Consolidated Financial Statements, for further details regarding the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.
For fixed maturities, we use observable inputs such as quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are inactive; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data. We do not have any fixed maturities and equity investments in our portfolio that require us to use unobservable inputs. The Company engages a third-party vendor who utilizes third-party pricing sources and primarily employs a market approach to determine the fair values of our fixed maturities. The market approach includes primarily obtaining prices from independent third-party pricing services as well as, to a lesser extent, quotes from broker-dealers. Our third-party vendor also monitors market indicators, as well as industry and economic events, to ensure pricing is appropriate. All classes of our fixed maturities are valued using this technique. We have obtained an understanding of our third-party vendor’s valuation methodologies and inputs. Fair values obtained from our third-party vendor are not adjusted by the Company.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of operations. Premium and discount on investments are amortized using the interest method and charged or credited to net investment income.
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
We perform a quarterly analysis of our investments classified as available-for-sale and our limited liability investments to determine if declines in market value are other-than-temporary. The analysis for available-for-sale investments includes some or all of the following procedures, as applicable:

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write downs for other-than-temporary impairment related to available-for-sale investments recorded for the years ended December 31, 2018 and December 31, 2017. As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.1 million and $0.1 million, which are included in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations, for the years ended December 31, 2018 and December 31, 2017, respectively.
We perform a quarterly analysis of our investments in private companies. The analysis includes some or all of the following procedures, as applicable:

•	the opinions of external investment and portfolio managers;

•	the financial condition and prospects of the investee;

•	recent operating trends and forecasted performance of the investee;

•	current market conditions in the geographic area or industry in which the investee operates;

•	changes in credit ratings; and

•	changes in the regulatory environment.

As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of $1.0 million and $2.0 million for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

At each reporting date, and more frequently when conditions warrant, management assesses its investment in investee for potential impairment. If management's assessment indicates that there is objective evidence of impairment, the investee is written down to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use. As a result of the analysis performed with respect to investment in investee, the Company recorded impairments of $1.7 million and zero for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in equity in net (loss) income of investee in the consolidated statements of operations.
Valuation of Limited Liability Investments, at Fair Value
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). The Company accounts for these investments at fair value with changes in fair value reported in the consolidated statements of operations. The Company owns 26.7% of the outstanding units of 1347 Investors. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. Net Lease owns investments in limited liability companies that hold investment properties. The fair value of Net Lease's investments is based upon the net asset values of the underlying investments companies as a practical expedient to estimate fair value. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies. The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach. Refer to Note 29, "Fair Value of Financial Instruments," to the Consolidated Financial Statements for further information.

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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2018, the Company maintains a valuation allowance of $171.5 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
Future events may result in the valuation allowance being adjusted, which could materially affect our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax assets would meet the more likely than not standard, all or a portion of the valuation allowance would be reversed in the period that such a conclusion was reached.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Valuation of Mandatorily Redeemable Preferred Stock
Mandatorily redeemable preferred stock is recorded at the time of issuance based upon the gross proceeds of the offering less (i) proceeds of the offering allocated to additional paid-in capital based upon the relative fair values of equity-classified warrants issued as part of the offering and the preferred stock without the warrants; (ii) proceeds of the offering allocated to additional paid-in capital based upon the calculation of a beneficial conversion feature; and (iii) costs of the offering allocated to the preferred stock. The discount to the carrying value of the preferred stock created by the allocation of proceeds to the warrants and a beneficial conversion feature and the allocation of offering costs to the preferred stock are accreted over time as dividend expense. Additional information regarding our mandatorily redeemable preferred stock is included in Note 25, "Class A Preferred Stock," to the Consolidated Financial Statements.
Valuation and Impairment Assessment of Intangible Assets
Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of vehicle service agreements in-force, database, customer relationships, in-place lease and non-compete agreement. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Indefinite-lived intangible assets consist of a tenant relationship and trade names. Intangible assets with an indefinite life are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded. No impairment charges were recorded against intangible assets in 2018 or 2017. Additional information regarding our intangible assets is included in Note 13, "Intangible Assets," to the Consolidated Financial Statements.
Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances indicate that it is more likely than not that the goodwill is impaired, a fair value-based impairment test would be required. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of the implied fair value of goodwill of a reporting unit requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying value. For reporting units with a negative book value, qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. No impairment charges were recorded against goodwill in 2018 or 2017. Additional information regarding our goodwill is included in Note 12, "Goodwill," to the Consolidated Financial Statements.
Deferred Acquisition Costs
Deferred acquisition costs represent the deferral of expenses that we incur related to successful efforts to acquire new business or renew existing business. Acquisition costs, primarily commissions and agency expenses related to issuing vehicle service agreements, are deferred and charged against income ratably over the terms of the related vehicle service agreements. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset.

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
Revenue Recognition
Refer to Note 2, "Summary of Significant Accounting Policies," and Note 20, "Revenue from Contracts with Customers," to the Consolidated Financial Statements for information about our revenue recognition accounting policies.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the years ended December 31, 2018 and December 31, 2017 is presented in Table 1 below:
Table 1 Segment Operating Income for the Years Ended December 31, 2018 and December 31, 2017
For the years ended December 31 (in thousands of dollars)

	2018	2017	Change
Segment operating income
Extended Warranty	4,215	3,680	535
Leased Real Estate	2,485	3,099	(614)
Total segment operating income	6,700	6,779	(79)
Net investment income	2,957	7,087	(4,130)
Net realized (losses) gains	(17)	306	(323)
Gain on change in fair value of equity investments	381	—	381
Loss on change in fair value of limited liability investments, at fair value	(7,393)	(1,832)	(5,561)
Net change in unrealized loss on private company investments	(1,629)	(758)	(871)
Interest expense not allocated to segments	(7,407)	(6,348)	(1,059)
Other income and expenses not allocated to segments, net	(8,963)	(10,503)	1,540
Amortization of intangible assets	(2,376)	(1,085)	(1,291)
Contingent consideration benefit	—	212	(212)
Loss on change in fair value of debt	(1,720)	(8,487)	6,767
Gain on disposal of subsidiary	17	—	17
Equity in net (loss) income of investee	(2,499)	2,115	(4,614)
Loss from continuing operations before income tax expense (benefit)	(21,949)	(12,514)	(9,435)
Income tax expense (benefit)	315	(16,688)	17,003
(Loss) income from continuing operations	(22,264)	4,174	(26,438)
Loss on liquidation of subsidiary, net of taxes	—	(494)	494
Income (loss) from discontinued operations, net of taxes	1,064	(16,306)	17,370
(Loss) gain on disposal of discontinued operations, net of taxes	(7,136)	1,017	(8,153)
Net loss	(28,336)	(11,609)	(16,727)
(Loss) Income from Continuing Operations, Net Loss and Diluted Loss per Share
For the year ended December 31, 2018, we incurred a loss from continuing operations of $22.3 million ($1.13 per diluted share) compared to income from continuing operations of $4.2 million (loss of $0.05 per diluted share) for the year ended December 31, 2017. The loss from continuing operations for the year ended December 31, 2018 is primarily attributable to interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of limited liability investments, at fair value, loss on change in fair value of debt and equity in net loss of investee, partially offset by operating income in Extended Warranty and Leased Real Estate. The income from continuing operations for the year ended December 31, 2017 is primarily attributable to operating income in Extended Warranty and Leased Real Estate, net investment income, gain on change in fair value of limited liability investments, at fair value, equity in net income of investee and income tax benefit, partially offset by interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets and loss on change in fair value of debt.
For the year ended December 31, 2018, we reported net loss of $28.3 million ($1.41 per diluted share) compared to $11.6 million ($0.79 per diluted share) for the year ended December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Extended Warranty
The Extended Warranty service fee and commission income increased 25.6% to $38.3 million for the year ended December 31, 2018 compared with $30.5 million for the year ended December 31, 2017. The increase in service fee and commission income is primarily reflective of the inclusion of PWSC for the full year of 2018 following its acquisition effective October 12, 2017. PWSC service fee and commission income was $7.3 million and $2.5 million for the years ended December 31, 2018 and December 31, 2017, respectively. The increase in service fee and commission income is also partially due to increases at both IWS and Trinity. IWS experienced increased sales of vehicle service agreements due to higher automobile sales, improved penetration at its existing partners and the development of new credit union relationships. Trinity experienced increased sales to existing customers of both its maintenance support and warranty products, in addition to sales to new customers of its warranty products.
The Extended Warranty operating income was $4.2 million for the year ended December 31, 2018 compared with $3.7 million for the year ended December 31, 2017. The increase in operating income is due to the inclusion of PWSC for the full year of 2018, as noted above, as well as increased operating income at Trinity and IWS. The increased operating income at Trinity and IWS reflects improved revenues at both Trinity and IWS, partially offset by the related increases in cost of services sold at Trinity, claims authorized on vehicle service agreements at IWS and commissions and general and administrative expenses at both Trinity and IWS, for the year ended December 31, 2018 compared to the same period in 2017.
Leased Real Estate
Leased Real Estate rental income was $13.4 million for the year ended December 31, 2018 compared to $13.4 million for the year ended December 31, 2017. The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $2.5 million for the year ended December 31, 2018 compared to $3.1 million for the year ended December 31, 2017. The decrease in operating income for the year ended December 31, 2018 is due to increased legal expenses, compared to the same period in 2017. Leased Real Estate recorded legal expense of $0.7 million for the year ended December 31, 2018 compared with zero for the year ended December 31, 2017. Leased Real Estate operating income includes interest expense of $6.2 million and $6.3 million for the years ended December 31, 2018 and 2017, respectively. See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $3.0 million in 2018 compared to $7.1 million in 2017. The decrease in 2018 is primarily due to (i) the difference between the $0.2 million net investment income recorded during 2018 related to the Company’s limited liability investments compared to the $1.6 million net investment income recorded during 2017 related to the Company’s limited liability investments and (ii) the difference between the $1.2 million net investment income recorded during 2018 as a result of distributions received by Net Lease compared to the $4.0 million net investment income recorded during 2017 as a result of distributions received by Net Lease.
Net Realized (Losses) Gains
The Company incurred net realized losses of $0.0 million in 2018 compared to net realized gains of $0.3 million in 2017. The net realized losses in 2018 resulted primarily from the sale of a limited liability investment as one part of a broader set of arrangements with certain former officers of the Company (refer to Note 30, "Related Parties," to the Consolidated Financial Statements, for further discussion) offset by net realized gains recorded by Argo Holdings. The net realized gains in 2017 resulted primarily from the sale of a limited liability investment.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.4 million in 2018 compared to zero in 2017. As further discussed in Note 4, "Recently Issued Accounting Standards," to the Consolidated Financial Statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, all changes in the fair value of equity investments are now recognized in net income (loss). The gain on change in fair value of equity investments for the year ended December 31, 2018 includes realized gains of $1.5 million on equity investments sold during 2018 and unrealized losses of $1.1 million on equity investments held as of December 31, 2018.
Loss on Change in Fair Value of Limited Liability Investments, at Fair Value
Loss on change in fair value of limited liability investments, at fair value was $7.4 million in 2018 compared to $1.8 million in 2017. The change from 2017 to 2018 is primarily explained by the difference between the $10.1 million fair value loss recorded during 2018 related to 1347 Investors compared to the $0.4 million fair value loss recorded during 2017 related to 1347 Investors. Limited liability investments, at fair value include the Company's investment in 26.7% of the outstanding units of 1347 Investors,

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

which owns common stock in Limbach Holdings, Inc. ("Limbach"), a publicly traded company. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, the carrying value of the Company's limited liability investment, at fair value related to 1347 Investors was $0.2 million and $10.3 million, respectively. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock, which was $13.83 on December 31, 2017 and $3.68 on December 31, 2018, with 75% of the decline in the Limbach common stock price occurring during the fourth quarter of 2018. Due to the decline in Limbach stock price, particularly during the fourth quarter of 2018, and the resulting effect of the model on the Company’s membership interests in 1347 Investors, the Company recorded a fair value loss of $10.1 million related to its investment in 1347 Investors for the year ended December 31, 2018 compared to a fair value loss of $0.4 million related to this investment for the year ended December 31, 2017. The change between 2017 and 2018 in loss on change in fair value of limited liability investments, at fair value was partially offset by fair value gains of $1.5 million and $1.2 million recorded during 2018 by Argo Holdings and Net Lease, respectively, compared to fair value losses of $0.1 million and $1.3 million recorded during 2017 by Argo Holdings and Net Lease, respectively.
Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was an unrealized loss of $1.6 million in 2018 compared to $0.8 million in 2017. The increased loss in 2018 reflects a net increase in impairments and negative fair value adjustments on private company investments during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2018 was $7.4 million compared to $6.3 million in 2017. The increase in 2018 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the year ended December 31, 2018 compared to the year ended December 31, 2017. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. The increase is also reflective of the inclusion of interest expense on the Company’s bank loan incurred as part of its acquisition of PWSC effective October 12, 2017.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $9.0 million in 2018 compared to $10.5 million in 2017. The following items primarily contributed to Other income and expenses not allocated to segments, net.
Total stock-based compensation, net of forfeitures, was a benefit of $1.7 million and an expense of $1.2 million for the years ended December 31, 2018 and December 31, 2017, respectively. During the third quarter of 2018, the Company modified the terms of grants of restricted common stock awards to certain former officers of the Company. Refer to Note 23, "Stock-Based Compensation," to the Consolidated Financial Statements, for further discussion of the restricted stock awards. The Company also recorded $0.4 million of payroll tax expense and $0.2 million of other expense during 2018 related to these arrangements with its former officers.

The Company recorded $1.3 million less of general and administrative expense, primarily attributable to less compensation, employee benefits and professional fees in 2018 compared to 2017.

The Company recorded a $0.7 million gain for the year ended December 31, 2017 related to the termination of a financing lease, as further discussed in Note 18, "Finance Lease Obligation Liability," to the Consolidated Financial Statements.

Loss and loss adjustment expenses were an expense of $1.6 million and $0.4 million for the years ended December 31, 2018 and December 31, 2017, respectively, primarily as a result of unfavorable development in 2018 and 2017 due to the continuing voluntary run-off of Amigo. Amigo was previously included in the Insurance Underwriting segment along with Mendota. As a consequence of classifying Mendota as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $2.4 million in 2018 compared to $1.1 million in 2017. The higher amortization expense for the year ended December 31, 2018 is related to amortization of intangible assets recorded in conjunction with the Company's acquisition of PWSC on October 12, 2017. During 2018, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWSC, which resulted in the Company recording $1.4 million of amortization expense during 2018 for the period from the date of acquisition through December 31, 2018. See Note 5, "Acquisition," to the Consolidated Financial Statements for further details.
Contingent Consideration Benefit
Contingent consideration benefit was zero in 2018 compared to $0.2 million in 2017. The benefit recorded in 2017 is attributable to the Company having executed an agreement with the former owner of Trinity. The asset purchase agreement executed by the Company in 2013 related to the acquisition of Trinity provided for additional payments to the former owner of Trinity contingent upon the achievement of certain targets over future reporting periods.
Loss on Change in Fair Value of Debt
The loss on change in fair value of debt amounted to $1.7 million in 2018 compared to $8.5 million in 2017. The loss for 2018 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. The loss for 2017 reflects an increase in the fair value of the subordinated debt resulting from changes in all of the inputs to the Company’s fair value model. As further discussed in Note 4, "Recently Issued Accounting Standards," to the Consolidated Financial Statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). See "Debt" section below for further information.
Gain on Disposal of Subsidiary
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC. As a result of the disposal, the Company recognized a gain of $0.0 million during the year ended December 31, 2018.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee was $2.5 million in 2018 compared to equity in net income of investee of $2.1 million in 2017. Equity in net (loss) income of investee represents the Company's investment in Itasca Capital Ltd. See Note 9, "Investment in Investee," to the Consolidated Financial Statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for 2018 was $0.3 million compared to income tax benefit of $16.7 million in 2017. The 2018 income tax expense is primarily related to the change in unrecognized tax benefits and state income taxes.
The 2017 income tax benefit is primarily related to a release of deferred income tax liabilities and an adjustment to the deferred income tax valuation allowance resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a permanent reduction in the U.S. federal corporate income tax rate to 21%.
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
Pursuant to SAB 118, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company recorded a $18.1 million decrease to income tax expense in the consolidated statements of operations for the year ended December 31, 2017, $18.0 million of which related to a decrease in the Company’s net deferred income tax liability as of December 31, 2017 because of the reduction in the corporate income tax rate.
Although the $18.1 million tax benefit represented what the Company believed was a reasonable estimate of the income tax effects of the Tax Act on the Company’s Consolidated Financial Statements as of December 31, 2017, it was considered provisional. In

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

the fourth quarter of 2018, the Company finalized its calculation of the income tax effects of the Tax Act on its deferred income taxes by recording an additional tax benefit of $0.1 million.
See Note 21, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax expense (benefit) recorded for the years ended December 31, 2018 and December 31, 2017, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
At December 31, 2018, we held cash and cash equivalents, restricted cash and investments with a carrying value of $91.5 million.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2018	% of Total	2017	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,547	6.1%	5,612	5.6%
States, municipalities and political subdivisions	607	0.6%	626	0.6%
Mortgage-backed	3,186	3.5%	2,876	2.9%
Corporate	2,920	3.2%	5,427	5.4%
Total fixed maturities	12,260	13.4%	14,541	14.5%
Equity investments:
Common stock	801	0.9%	3,570	3.6%
Warrants	55	—%	1,019	1.0%
Total equity investments	856	0.9%	4,589	4.6%
Limited liability investments	4,790	5.2%	9,094	9.1%
Limited liability investments, at fair value	26,015	28.4%	32,211	32.1%
Investments in private companies	3,090	3.4%	4,870	4.9%
Real estate investments	10,662	11.7%	10,662	10.6%
Other investments	2,079	2.3%	3,721	3.7%
Short-term investments	152	0.2%	151	0.2%
Total investments	59,904	65.5%	79,839	79.7%
Cash and cash equivalents	14,619	16.0%	5,377	5.4%
Restricted cash	16,959	18.5%	14,985	14.9%
Total	91,482	100.0%	100,201	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly impairment analysis of its investments classified as available-for-sale and investments in private companies. Prior to the adoption of ASU 2016-01, equity investments were considered available-for-sale and were included in the analysis of other-than-temporary impairments. Following the adoption of ASU 2016-01 beginning with the first quarter of 2018, the Company includes only its investments in fixed maturities and investments in private companies in its quarterly impairment analysis. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an available-for-sale investment is discussed within the "Critical Accounting Estimates and Assumptions" section of MD&A.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write downs for other-than-temporary impairment related to available-for-sale investments recorded for the years ended December 31, 2018 and December 31, 2017. As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.1 million and $0.1 million for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of $1.0 million and $2.0 million for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

with recapture of principal, the Company may elect to sell a fixed maturity investment at a loss. Prior to the adoption of ASU 2016-01, the Company considered the ability and intent to hold an equity investment for a period of time sufficient to allow for anticipated recovery.
At December 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.2 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At December 31, 2017, the gross unrealized losses for fixed maturities and equity investments amounted to $0.8 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
TABLE 3    Provision for unpaid loss and loss adjustment expenses - gross
As of December 31 (in thousands of dollars)

Line of Business	2018	2017
Non-standard automobile	686	572
Commercial automobile	794	580
Other	593	177
Total	2,073	1,329
TABLE 4    Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in thousands of dollars)

Line of Business	2018	2017
Non-standard automobile	686	508
Commercial automobile	794	572
Other	593	177
Total	2,073	1,257
Non-Standard Automobile
At December 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.7 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss and loss adjustment expenses at Amigo.
Commercial Automobile
At December 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.8 million and $0.6 million, respectively. This increase is due to an increase in unpaid loss and loss adjustment expenses at Amigo.
Other
At December 31, 2018 and December 31, 2017, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $0.6 million and $0.2 million, respectively. The increase is due to an increase in unpaid loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
For the years ended December 31 (in thousands of dollars)

	2018	2017
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	1,631	401
The net movements in prior years' provisions for loss and loss adjustment expenses, net of reinsurance, was an increase of $1.6 million and $0.4 million, respectively, for the years ended December 31, 2018 and December 31, 2017. The unfavorable development in 2018 and 2017 was related to an increase in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
DEBT
Bank Loan
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC. The bank loan matures on October 12, 2022 and has a fixed interest rate of 5.0%. The bank loan is carried in the consolidated balance sheets at its unpaid principal balance.
Notes Payable
As part of its acquisition of CMC in July 2016, the Company assumed the Mortgage and recorded the Mortgage at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2018, deferred interest payable of $2.5 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The Company's subordinated debt is measured and reported at fair value. At December 31, 2018, the carrying value of the subordinated debt is $50.0 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 29, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
During the year ended December 31, 2018, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2018, along with the passage of time, contributed to the $2.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2017 and December 31, 2018.
As further discussed in Note 4, "Recently Issued Accounting Standards," to the Consolidated Financial Statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $2.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2017 and December 31, 2018, $3.8 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.7 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.
Also as a result of the adoption of ASU 2016-01, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss) as of January 1, 2018. As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million reclassification will reverse without being reported in the Company’s consolidated statements of operations. Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third-party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

For a description of each of the Company's six subsidiary trusts, see Note 17, "Debt," to the Consolidated Financial Statements.

Pursuant to indentures governing the Company’s outstanding bank loan, subordinated debt and a bank loan associated with the Company’s acquisition on March 1, 2019, described more fully in Note 34, "Subsequent Event," to the Consolidated Financial Statements, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2018.  Due to the delay in filing its 2018 Annual Report, the Company has been unable to meet these obligations, the failure of which could be declared events of default under the respective indentures.  As of the date of the filing of its 2018 Annual Report, none of the lenders or trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these lenders or trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2018 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2018.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Cash Flows from Continuing Operations
During 2018, the Company reported on the consolidated statements of cash flows $2.8 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $28.3 million and the $2.8 million of net cash used in operating activities from continuing operations can be explained primarily by the $7.1 million loss on disposal of discontinued operations, the $7.4 million loss on change in fair value of limited liability investments, at fair value, $6.7 million of depreciation and amortization expense, the increase in deferred service fees of $6.0 million and the $2.5 million of equity in net loss of investee, partially offset by the $2.3 million increase in other receivables.
During 2018, the net cash provided by investing activities from continuing operations as reported on the consolidated statements of cash flows was $18.1 million. This source of cash was driven primarily by net proceeds from the sale of discontinued operations, in addition to proceeds from sales and maturities of fixed maturities, equity investments, limited liability investments, other investments and investee in excess of purchases of fixed maturities, equity investments and limited liability investments, at fair value.
During 2018, the net cash used in financing activities from continuing operations as reported on the consolidated statements of cash flows was $4.1 million. This use of cash is primarily attributed to principal repayments of $3.4 million on notes payable and $1.0 million on the bank loan.
In summary, as reported on the consolidated statements of cash flows, the Company's net increase in cash and cash equivalents and restricted cash from continuing operations during 2018 was $11.2 million. The absence of cash flows from discontinued operations, whether positive or negative, is not expected to adversely affect the Company’s future liquidity and capital resources given that the discontinued operations are comprised of insurance subsidiaries formerly reported as part of the Company’s Insurance Underwriting segment. Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2018, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income. The Company's insurance subsidiaries fund their obligations primarily through investment income and maturities in the investments portfolios.
The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to raise liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; distributions from the Company’s Extended Warranty subsidiaries, as further described below; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.
Subsequent to December 31, 2018, the Company announced it had closed on the acquisition of Geminus Holding Company, Inc. ("Geminus"), a specialty, full-service provider of vehicle service contracts and other finance and insurance products offered through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Geminus, Penn and Prime will be included in Extended Warranty. Related to the Geminus acquisition, the Company secured $10.0 million of acquisition financing (the "Financing"). IWS, Trinity, Geminus, Penn and Prime are borrowers under the Financing. Pursuant to satisfying the covenants under the Financing, IWS, Trinity, Geminus, Penn and Prime are permitted to make distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period. Separately, pursuant to covenants under the bank loan secured to partially finance the acquisition of PWSC on October 12, 2017, PWSC is not permitted to make distributions to the holding company without the consent of the lender.

Dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company. Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, to help the Company meet its holding company obligations remains likely to occur only upon the occurrence of one of the three events described in the next paragraph that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.9 million and $0.6 million at December 31, 2018 and December 31, 2017, respectively. These amounts are reflected in the cash and cash equivalents of $14.6 million and $5.4 million reported at December 31, 2018 and December 31, 2017, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company's Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $1.9 million at December 31, 2018 represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of the Company’s 2018 Annual Report, the holding company’s liquidity of $1.5 million represented approximately three months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. As a result of this action, the projected cash obligations of the holding company over the next 12 months have been reduced by approximately $6.4 million, calculated by holding constant the most recent coupon for each of the six subsidiary trusts of the Company’s subordinated debt.
The holding company’s liquidity of $1.9 million at December 31, 2018 and $1.5 million as of the filing date of the Company’s 2018 Annual Report represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company or the distribution of cash by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of the Company’s 2018 Annual Report, they do represent future sources of liquidity that make it probable that the holding company will be able to meet its obligations as they become due over the next 12 months.
While the Company believes it has sources of liquidity available to allow it to continue to meet its holding company obligations, there can be no assurance that such sources of liquidity will be available when needed.
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2018, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2018, Amigo's RBC was 1,905%.

Kingsway Re, our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2018, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

CONTRACTUAL OBLIGATIONS

Table 6 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt, the provision for unpaid loss and loss adjustment expenses and future minimum payments under operating leases. Interest payments in Table 6 related to the subordinated debt assume LIBOR remains constant throughout the projection period.
Our provision for unpaid loss and loss adjustment expenses does not have contractual payment dates. In Table 6 below, we have included a projection of when we expect our unpaid loss and loss adjustment expenses to be paid, based on historical payment patterns. The exact timing of the payment of unpaid loss and loss adjustment expenses cannot be predicted with certainty. We maintain a substantial amount in short-term investments to provide adequate cash flows for the projected payments in Table 6. The unpaid loss and loss adjustment expenses in Table 6 have not been reduced by amounts recoverable from reinsurers.
TABLE 6 Cash payments related to contractual obligations projected by period
As of December 31, 2018 (in thousands of dollars)

	2019	2020	2021	2022	2023	Thereafter	Total
Bank loan	1,000	1,000	1,000	917	—	—	3,917
Notes payable	3,768	13,164	4,582	5,023	5,489	157,897	189,923
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	8,449	8,158	7,080	6,831	46,473	110,851	187,842
Unpaid loss and loss adjustment expenses	1,272	372	285	96	38	10	2,073
Future minimum lease payments	976	380	390	398	421	883	3,448
Total	15,465	23,074	13,337	13,265	52,421	360,141	477,703
Table 6 above does not reflect amounts that may be paid for the redemption of the 222,876 shares of Class A preferred stock ("Preferred Shares") outstanding at December 31, 2018. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021 (the "Redemption Date"). On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the Redemption Date. The total redemption amount of the Preferred Shares as of the Redemption Date if the Preferred Shares are not converted is expected to be $8.2 million. The timing and amount of cash, if any, to be paid by the Redemption Date will be based upon the extent, if at all, that the Company exercises its right to redeem any Preferred Shares prior to the Redemption Date or the holders of the Preferred Shares exercise their option to convert any of the Preferred Shares to common shares.
Refer to Note 25, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements for further information regarding the Preferred Shares.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 31, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.

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

Table 7 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at December 31, 2018 and December 31, 2017.
TABLE 7 Fair value of fixed maturities by contractual maturity date
As of December 31 (in thousands of dollars, except for percentages)

	2018	% of Total	2017	% of Total
Due in less than one year	5,445	44.4%	3,605	24.8%
Due in one through five years	5,233	42.7%	9,310	64.0%
Due after five through ten years	210	1.7%	345	2.4%
Due after ten years	1,372	11.2%	1,281	8.8%
Total	12,260	100.0%	14,541	100.0%
At December 31, 2018, 87.1% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe that the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 8 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at December 31, 2018 and December 31, 2017.
TABLE 8 Sensitivity analysis on fixed maturities
As of December 31 (in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of December 31, 2018
Estimated fair value	$12,436	$12,260	$12,084
Estimated increase (decrease) in fair value	$176	$—	$(176)

As of December 31, 2017
Estimated fair value	$14,840	$14,541	$14,242
Estimated increase (decrease) in fair value	$299	$—	$(299)

KINGSWAY FINANCIAL SERVICES INC.

We use both fixed and variable rate debt as sources of financing. Because our subordinated debt is LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of December 31, 2018, each one hundred basis point increase in LIBOR would result in an approximately $0.9 million increase in our annual interest expense.
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
Table 9 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2018 and December 31, 2017 by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 99.0% of those investments rated 'A' or better at December 31, 2018. 'Not Rated' in Table 9 below at December 31, 2017 represents $3.0 million of 8% preferred stock of 1347 Property Insurance Holdings, Inc., redeemable on February 24, 2020. During the first quarter of 2018, the preferred stock was redeemed at its par value of $3.0 million.
TABLE 9 Credit ratings of fixed maturities
As of December 31 (ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	2018	2017
AAA/Aaa	72.0%	59.6%
AA/Aa	16.1	8.8
A/A	10.9	10.9
Percentage rated A/A2 or better	99.0%	79.3%
BBB/Baa	1.0	—
BB/Ba	—	—
Not rated	—	20.7
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kingsway Financial Services Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kingsway Financial Services Inc. and its subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Chicago, Illinois
February 27, 2020

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kingsway Financial Services Inc.
Itasca, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Kingsway Financial Services Inc. and subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement
As discussed in Note 3 to the consolidated financial statements, the 2017 financial statements have been restated to correct misstatements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We served as the Company's auditor from 2010 to 2018.
Grand Rapids, Michigan
March 16, 2018, except for Notes 3, 6 and 28, as to which the date is February 27, 2020

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	December 31, 2017
		(restated)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $12,432 and $14,707, respectively)	$12,260	$14,541
Equity investments, at fair value (cost of $2,274 and $4,868, respectively)	856	4,589
Limited liability investments	4,790	9,094
Limited liability investments, at fair value	26,015	32,211
Investments in private companies, at adjusted cost	3,090	4,870
Real estate investments, at fair value (cost of $10,225 and 10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	2,079	3,721
Short-term investments, at cost which approximates fair value	152	151
Total investments	59,904	79,839
Cash and cash equivalents	14,619	5,377
Restricted cash	16,959	14,985
Investment in investee	951	5,230
Accrued investment income	420	507
Service fee receivable, net of allowance for doubtful accounts of $191 and $318, respectively	3,434	4,431
Other receivables, net of allowance for doubtful accounts of $184 and zero, respectively	9,523	7,247
Deferred acquisition costs, net	6,904	6,325
Property and equipment, net of accumulated depreciation of $15,958 and $11,683, respectively	103,142	108,008
Goodwill	74,659	80,843
Intangible assets, net of accumulated amortization of $10,594 and $8,218, respectively	83,266	79,446
Other assets	4,459	4,302
Assets held for sale	—	110,145
Total Assets	$378,240	$506,685
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$14,786	$10,359
Income taxes payable	2,400	2,644
Deferred service fees	47,130	41,113
Unpaid loss and loss adjustment expenses	2,073	1,329
Bank loan	3,917	4,917
Notes payable	199,316	203,648
Subordinated debt, at fair value	50,023	52,105
Net deferred income tax liabilities	28,537	28,763
Liabilities held for sale	—	105,900
Total Liabilities	348,182	450,778

Redeemable Class A preferred stock, no par value; 1,000,000 and unlimited number authorized at December 31, 2018 and December 31, 2017, respectively; 222,876 and 222,876 issued and outstanding at December 31, 2018 and December 31, 2017, respectively; redemption amount of $7,278 and $7,182 at December 31, 2018 and December 31, 2017, respectively	5,800	5,180

Shareholders' Equity:
Common stock, no par value; 50,000,000 and unlimited number authorized at December 31, 2018 and December 31, 2017, respectively; 21,787,728 and 21,708,190 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	353,890	356,171
Accumulated deficit	(382,196)	(310,953)
Accumulated other comprehensive income (loss)	40,768	(3,852)
Shareholders' equity attributable to common shareholders	12,462	41,366
Noncontrolling interests in consolidated subsidiaries	11,796	9,361
Total Shareholders' Equity	24,258	50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$378,240	$506,685
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2018	2017
		(restated)
Revenues:
Service fee and commission income	$38,286	$30,530
Rental income	13,376	13,384
Other income	416	684
Total revenues	52,078	44,598
Operating expenses:
Claims authorized on vehicle service agreements	5,711	5,327
Loss and loss adjustment expenses	1,631	404
Commissions	3,756	3,086
Cost of services sold	7,370	6,535
General and administrative expenses	29,732	27,311
Leased real estate segment interest expense	6,171	6,264
Total operating expenses	54,371	48,927
Operating loss	(2,293)	(4,329)
Other revenues (expenses), net:
Net investment income	2,957	7,087
Net realized (losses) gains	(17)	306
Gain on change in fair value of equity investments	381	—
Loss on change in fair value of limited liability investments, at fair value	(7,393)	(1,832)
Net change in unrealized loss on private company investments	(1,629)	(758)
Non-operating other income	30	605
Interest expense not allocated to segments	(7,407)	(6,348)
Amortization of intangible assets	(2,376)	(1,085)
Contingent consideration benefit	—	212
Loss on change in fair value of debt	(1,720)	(8,487)
Gain on disposal of subsidiary	17	—
Equity in net (loss) income of investee	(2,499)	2,115
Total other revenues (expenses), net	(19,656)	(8,185)
Loss from continuing operations before income tax expense (benefit)	(21,949)	(12,514)
Income tax expense (benefit)	315	(16,688)
(Loss) income from continuing operations	(22,264)	4,174
Loss on liquidation of subsidiary, net of taxes	—	(494)
Income (loss) from discontinued operations, net of taxes	1,064	(16,306)
(Loss) gain on disposal of discontinued operations, net of taxes	(7,136)	1,017
Net loss	(28,336)	(11,609)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	1,765	4,085
Less: dividends on preferred stock, net of tax	620	1,248
Net loss attributable to common shareholders	$(30,721)	$(16,942)
Loss per share - continuing operations:
Basic:	$(1.13)	$(0.05)
Diluted:	$(1.13)	$(0.05)
Loss per share - discontinued operations:
Basic:	$(0.28)	$(0.73)
Diluted:	$(0.28)	$(0.73)
Loss per share – net loss attributable to common shareholders:
Basic:	$(1.41)	$(0.79)
Diluted:	$(1.41)	$(0.79)
Weighted average shares outstanding (in ‘000s):
Basic:	21,728	21,547
Diluted:	21,728	21,547

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2018	2017
		(restated)
Net loss	$(28,336)	$(11,609)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	12	(5,213)
Reclassification adjustment for amounts included in net loss	(18)	1,076
Unrealized gains removed due to disposal of discontinued operations	371	—
Change in fair value of debt attributable to instrument-specific credit risk	3,804	—
Equity in other comprehensive loss of limited liability investment	(45)	—
Recognition of currency translation loss on liquidation of subsidiary	—	494
Other comprehensive income (loss)	4,124	(3,643)
Comprehensive loss	$(24,212)	$(15,252)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	1,764	4,085
Comprehensive loss attributable to common shareholders	$(25,976)	$(19,337)
(1) Net of income tax expense (benefit) of $0 and $0 in 2018 and 2017, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2017, as reported	21,458,190	$—	$353,882	$(297,668)	$(208)	$56,006	$829	$56,835
Correction of prior period errors	—	—	1,398	2,409	—	3,807	4,107	7,914
Balance, January 1, 2017 as restated	21,458,190	—	355,280	(295,259)	(208)	59,813	4,936	64,749
Common stock issuance expenses	—	—	(47)	—	—	(47)	—	(47)
Conversion of Class A preferred stock to common stock	250,000	—	1,000	—	—	1,000	—	1,000
Net (loss) income	—	—	—	(15,694)	—	(15,694)	4,085	(11,609)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	339	339
Preferred stock dividends, net of tax	—	—	(1,248)	—	—	(1,248)	—	(1,248)
Other comprehensive (loss) income	—	—	—	—	(3,644)	(3,644)	1	(3,643)
Stock-based compensation	—	—	1,186	—	—	1,186	—	1,186
Balance, December 31, 2017	21,708,190	$—	$356,171	$(310,953)	$(3,852)	$41,366	$9,361	$50,727
Cumulative effect of adoption of ASU 2014-09	—	—	—	(647)	—	(647)	(7)	(654)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(40,495)	40,495	—	—	—
Balance at January 1, 2018, as adjusted	21,708,190	$—	$356,171	$(352,095)	$36,643	$40,719	$9,354	$50,073
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,538	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(30,101)	—	(30,101)	1,765	(28,336)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	678	678
Preferred stock dividends, net of tax	—	—	(620)	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	4,125	4,125	(1)	4,124
Stock-based compensation, net of forfeitures	—	—	(1,661)	—	—	(1,661)	—	(1,661)
Balance, December 31, 2018	21,787,728	$—	$353,890	$(382,196)	$40,768	$12,462	$11,796	$24,258
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2018		2017
			(restated)
Cash provided by (used in):
Operating activities:
Net loss	$(28,336)		$(11,609)
Adjustments to reconcile net loss income to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(1,064)		16,306
Loss (gain) on disposal of discontinued operations, net of taxes	7,136		(1,017)
Equity in net loss (income) of investee	2,499		(2,115)
Dividend received from investee	780		—
Equity in net income of limited liability investments	(241)		(1,551)
Depreciation and amortization expense	6,711		5,390
Contingent consideration benefit	—		(212)
Stock-based compensation (benefit) expense, net of forfeitures	(1,661)		1,186
Net realized losses (gains)	17		(306)
Gain on change in fair value of equity investments	(381)		—
Loss on change in fair value of limited liability investments, at fair value	7,393		1,832
Net change in unrealized loss on private company investments	1,629		758
Loss on change in fair value of debt	1,720		8,487
Deferred income taxes	(226)		(17,316)
Amortization of fixed maturities premiums and discounts	57		95
Amortization of note payable premium	(939)		(960)
Gain on disposal of subsidiary	(17)		—
Loss on liquidation of subsidiary	—		494
Changes in operating assets and liabilities:
Service fee receivable, net	997		(1,689)
Other receivables, net	(2,276)		(3,099)
Deferred acquisition costs, net	(579)		(498)
Unpaid loss and loss adjustment expenses	744		(873)
Deferred service fees	6,017		1,830
Other, net	(2,745)		(5,133)
Cash used in operating activities - continuing operations	(2,765)		(10,000)
Cash used in operating activities - discontinued operations	(7,378)		(4,404)
Net cash used in operating activities	(10,143)	—	(14,404)
Investing activities:
Proceeds from sales and maturities of fixed maturities	7,019		1,756
Proceeds from sales of equity investments	5,094		3,754
Purchases of fixed maturities	(4,790)		(192)
Purchases of equity investments	(1,211)		(338)
Net proceeds from (acquisitions of) limited liability investments	3,470		(7,789)
Purchases of limited liability investments, at fair value	(1,580)		(664)
Purchases of investments in private companies	—		(171)
Net proceeds from other investments	1,642		2,272
Net (purchases of) proceeds from short-term investments	(1)		250
Proceeds from sale of investee	1,001		—
Proceeds from disposal of subsidiary	565		—
Net proceeds from sale of discontinued operations	6,343		1,017
Acquisition of business, net of cash acquired	—		(7,929)
Net disposals of property and equipment and intangible assets	519		4,743
Cash provided by (used in) investing activities - continuing operations	18,071		(3,291)
Cash provided by investing activities - discontinued operations	1,977		23,392
Net cash provided by investing activities	20,048		20,101
Financing activities:
Proceeds from issuance of common stock, net	—		(47)
Contributions from noncontrolling interest holders	678		339
Taxes paid related to net share settlements of restricted stock awards	(376)		—
Principal (payments on) proceeds from bank loan	(1,000)		4,917
Principal payments on note payable	(3,392)		(3,037)
Cash (used in) provided by financing activities - continuing operations	(4,090)		2,172
Cash provided by financing activities - discontinued operations	—		—
Net cash (used in) provided by financing activities	(4,090)		2,172
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	11,216		(11,119)

KINGSWAY FINANCIAL SERVICES INC.

Cash and cash equivalents and restricted cash at beginning of period	43,874	36,005
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	23,512	4,524
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	20,362	31,481
Cash and cash equivalents and restricted cash of continuing operations at end of period	$31,578	$20,362

	Years ended December 31,
	2018	2017
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$11,369	$12,134
Income taxes	$381	$37
Non-cash investing and financing activities:
Conversion of Class A preferred stock to common stock	$—	$1,000
Accrued dividends on Class A preferred stock issued	$620	$1,248

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 1 BUSINESS
Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:
The accompanying information in the 2018 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
The accompanying consolidated financial statements include the accounts of Kingsway and its majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities under the Variable Interest Model prescribed by the Financial Accounting Standards Board ("FASB"). A variable interest entity ("VIE") is consolidated when the Company has the power to direct activities that most significantly impact the economic performance of the variable interest entity and has the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. When a variable interest entity is not consolidated, the Company uses either the equity method or the cost method to account for the investment. Under the equity method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.
Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders' equity.
Subsidiaries
The Company's consolidated financial statements include the assets, liabilities, shareholders' equity, revenues, expenses and cash flows of the holding company and its subsidiaries and have been prepared on the basis of U.S. GAAP. A subsidiary is an entity controlled, directly or indirectly, through ownership of more than 50% of the outstanding voting rights, or where the Company has the power to govern the financial and operating policies so as to obtain benefits from its activities. Assessment of control is based on the substance of the relationship between the Company and the entity and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. The operating results of subsidiaries that have been disposed are included up to the date control ceased, and any difference between the fair value of the consideration received and the carrying value of a subsidiary that has been disposed is recognized in the consolidated statements of operations. All intercompany balances and transactions are eliminated in full.
The consolidated financial statements are prepared as of December 31, 2018 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned directly or indirectly: 1347 Advisors LLC; 1347 Capital LLC; 1347 Venture Opportunity LLC; Appco Finance Corporation; American Country Underwriting Agency Inc.; Argo Holdings Fund I, LLC ("Argo Holdings"); Argo Management Group, LLC ("Argo Management"); ARM Holdings, Inc.; CMC Industries, Inc. ("CMC"); DPM SPV, LLC ("DPM"); Flower Portfolio 001, LLC ("Flower"); Itasca Capital Corp.; Itasca Investors LLC; IWS Acquisition Corporation ("IWS"); KAI Management Services Inc.; Kingsway America II Inc.; Kingsway America Inc. ("KAI"); Kingsway America Agency Inc.; Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Reinsurance Corporation ("Kingsway Re"); Kingsway Warranty Holdings LLC; Mattoni Insurance Brokerage, Inc.; Net Lease Investment Grade Portfolio LLC ("Net Lease"); Professional Warranty Service Corporation ("PWSC"); Professional Warranty Services LLC; and Trinity Warranty Solutions LLC ("Trinity").
Argo Holdings, Flower and Net Lease meet the definition of an investment company and follow the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Noncontrolling interests
The Company has noncontrolling interests attributable to Argo Holdings, CMC, DPM, IWS and Net Lease. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary. A noncontrolling interest is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

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
(c)Foreign currency translation:
The consolidated financial statements have been presented in U.S. dollars because the Company's principal investments and cash flows are denominated in U.S. dollars. The Company's functional currency is the U.S. dollar since the substantial majority of its operations is conducted in the United States. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income (loss). Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary. Transactions settled in foreign currencies are translated to functional currencies at the exchange rate prevailing at the transaction dates. The unrealized foreign currency translation gains and losses arising from available-for-sale financial assets are recognized in other comprehensive income (loss) until realized, at which date they are reclassified to the consolidated statements of operations. Unrealized foreign currency translation gains and losses on certain interest bearing debt obligations carried at fair value are included in the consolidated statements of operations.
Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive income (loss). Foreign currency gains and losses resulting from transactions denominated in currencies other than the entity's functional currency are reflected in non-operating other income in the consolidated statements of operations.

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
Investments in fixed maturities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Equity investments include common stocks and warrants and are reported at fair value. Effective January 1, 2018, changes in fair value of equity investments are recognized in net income (loss). Prior to 2018, changes in fair value of equity investments were recognized in other comprehensive income (loss).
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
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of Net Lease and Argo Holdings. The Company accounts for these investments at fair value with changes in fair value reported in the consolidated statements of operations. Income from limited liability investments, at fair value is included in loss on change in fair value of limited liability investments, at fair value.
Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments. Changes in carrying value are included in net change in unrealized loss on private company investments.
Real estate investments are reported at fair value.
Other investments include collateral loans and are reported at their unpaid principal balance.
Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized (losses) gains.
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

(f)	Cash and cash equivalents and restricted cash:
Cash and cash equivalents and restricted cash include cash and investments with original maturities of no more than three months when purchased that are readily convertible into cash.

(g)	Investment in investee:
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
At December 31, 2018 and December 31, 2017, investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). This investment is reported as investment in investee in the consolidated balance sheets and accounted for under the equity method of accounting, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding lines in the consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee. Distributions received are classified using the cumulative earnings approach.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

At each reporting date, and more frequently when conditions warrant, management assesses its investment in investee for potential impairment. If management's assessment indicates that there is objective evidence of impairment, the investee is written down to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use. Write-downs to reflect other-than-temporary impairments in value are included in equity in net (loss) income of investee in the consolidated statements of operations.
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

(h)	Service fee receivable:
Service fee receivable includes balances due and uncollected from customers. Service fee receivable is reported net of an estimated allowance for doubtful accounts.

(i)	Reinsurance:
Reinsurance losses and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Losses ceded to other companies have been reported as a reduction of incurred loss and loss adjustment expenses. Commissions paid to the Company by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies.

(j)	Deferred acquisition costs, net:
The Company defers commissions and agency expenses that are directly related to successful efforts to acquire new or existing vehicle service agreements to the extent they are considered recoverable. Costs deferred on vehicle service agreements are amortized as the related revenues are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred acquisition costs.

(k)	Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be forty years for buildings; five to fifty years for site improvements; four to six years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The Company's bank loan is reported at its unpaid principal balance.
The Company has notes payable at Flower, Net Lease and CMC. The Flower and Net Lease notes payable balances are reported at their unpaid principal balance. The CMC note payable is reported at amortized cost. The CMC note payable includes a premium that is being amortized through the maturity date of the note payable using the effective interest rate method.
The Company's subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. Effective January 1, 2018, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss).

(o)	Contingent consideration:
The consideration for certain of the Company's acquisitions included future payments to the former owners that were contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as contingent consideration expense (benefit).

(p)	Income taxes:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

(q)	Leases:
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

(r)	Revenue recognition:
Service fee and commission income and deferred service fees
Service fee and commission income represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders.
Vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied. Vehicle service agreement fees are initially recorded as deferred service fees. On a quarterly basis, the Company compares the remaining deferred service fees balance to the estimated amount of expected future claims under the vehicle service agreement contracts and records an additional accrual when the deferred service fees balance is less than expected future claims costs.

GAP commissions include commissions from the sale of GAP products. The Company acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these GAP contracts. The Company does not assume any insurance risk from the sale of GAP contracts. IWS receives a single commission fee as its transaction price at the time it sells a GAP contract to a customer. Each GAP contract contains two separate performance obligations - sale of a GAP contract and GAP claims administration. The first performance obligation is related to the sale of a GAP contract and is satisfied upon closing the sale. The second performance obligation is related to the administration of claims during the GAP contract period, generally four years.

Maintenance support service fees include the service fees collected to administer equipment breakdown and maintenance support services and are earned as services are rendered.

Warranty product commissions include the commissions from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and refrigeration equipment. The Company acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. The Company does not guaranty the performance underlying the warranty contracts it sells. Warranty product commissions are earned at the time of the warranty product sales.

Homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. PWSC receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. Warranty administrative services are earned at the time the home is enrolled and the warranty product is delivered. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services. Other warranty services are earned as services are performed over the warranty coverage period.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Homebuilder warranty commissions include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. The Company acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions are earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which are earned when the claims are closed, and a profit-sharing bonus on eligible warranties, which is determined based on expected ultimate loss ratio targets and is earned at the time the profit-sharing bonus is received.
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
Cost of services sold is comprised of direct costs incurred to generate maintenance support fee revenue. Cost of services sold includes payments to third-party contractors who service equipment breakdowns and perform maintenance support and is incurred when the services are performed.

(t)	Stock-based compensation:
The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees. Expense is recognized on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to additional paid-in capital. For awards with a graded vesting schedule, expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards subject to a performance condition, expense is recognized when the performance condition has been satisfied or is probable of being satisfied. Forfeitures are recognized in the period that the award is forfeited. When stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.

(u)	Fair value of financial instruments:
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments and subordinated debt are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
NOTE 3 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On June 13, 2019, the Audit Committee of the Board of Directors of the Company concluded, after review and discussion with management, that the Company's audited consolidated financial statements for the year ended December 31, 2017 should no longer be relied upon. On February 26, 2020, the Audit Committee of the Board of Directors of the Company concluded, after further review and discussion with management following the completion of the Company’s audit for the year ended December 31, 2018, that the Company's consolidated financial statements for the year ended December 31, 2017 should be further restated as a result of additional error corrections identified subsequent to June 13, 2019.
The Company has restated its previously reported consolidated financial statements as of and for the year ended December 31, 2017. The restatements reflect corrections of errors identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2018, and relate primarily to i) the reclassification of certain investments acquired from Mendota on October 18, 2018 from assets held for sale to equity investments, limited liability investments, limited liability investments, at fair value and other investments in the consolidated balance sheet; and the reclassification of investment income, related to these investments, from loss from discontinued operations, net of taxes to net investment income in the consolidated statement of operations ("Error 1"); ii) the consolidation of certain limited liability investments that had previously been accounted for under the equity method of accounting ("Error 2"); and iii) the reclassification from cash and cash equivalents to restricted cash in the consolidated balance sheets ("Error 3"). For the year ended December 31, 2017, correcting these errors increased the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Company’s net loss by $0.3 million. The cumulative effect of correcting these errors increased previously reported shareholders' equity by $4.2 million as a result of recording noncontrolling interests in consolidated subsidiaries.
Along with restating our financial statements as of and for the year ended December 31, 2017 to correct the errors discussed above, the Company has recorded certain immaterial accounting adjustments related to the periods covered by this 2018 Annual Report. For the year ended December 31, 2017, recording these certain immaterial accounting adjustments increased the Company’s net loss by $0.2 million. The cumulative effect of recording these certain immaterial accounting adjustments increased previously reported shareholders' equity by $2.7 million. Refer to the notes under the tables below for descriptions of these immaterial accounting adjustments.
In addition to these items, certain other amounts have been reclassified in the consolidated balance sheet to conform to current year presentation. Such reclassifications had no impact on previously reported total shareholders' equity.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated balance sheet at December 31, 2017:

(in thousands)					December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Assets:
Investments:
Fixed maturities, at fair value	$14,541	$—	$—	$—	$—		$14,541
Equity investments, at fair value	4,476	113	—	—	—		4,589
Limited liability investments	4,922	6,113	(1,091)	—	(850)	(a)	9,094
Limited liability investments, at fair value	5,771	4,545	21,895	—	—		32,211
Investments in private companies, at adjusted cost	—	—	4,020	—	850	(a)	4,870
Real estate investments, at fair value	—	—	10,662	—	—		10,662
Other investments, at cost which approximates fair value	2,321	1,400	—	—	—		3,721
Short-term investments, at cost which approximates fair value	151	—	—	—	—		151
Total investments	32,182	12,171	35,486	—	—		79,839
Cash and cash equivalents	20,774	—	310	(14,985)	(722)	(b)	5,377
Restricted cash	—	—	—	14,985	—		14,985
Investment in investee	5,230	—	—	—	—		5,230
Accrued investment income	331	—	176	—	—		507
Service fee receivable	4,286	—	—	—	145	(c)	4,431
Other receivables	6,536	—	(48)	—	759	(b)	7,247
Deferred acquisition costs, net	6,325	—	—	—	—		6,325
Property and equipment	108,008	—	—	—	—		108,008
Goodwill	80,112	—	—	—	731	(d)	80,843
Intangible assets	80,062	—	—	—	(616)	(d)	79,446
Other assets	4,302	—	—	—	—		4,302
Assets held for sale	136,452	(12,171)	(14,136)	—	—		110,145
Total Assets	$484,600	$—	$21,788	$—	$297		$506,685
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$10,924	$—	$432	$—	$(997)	(b), (c), (e), (f)	$10,359
Income taxes payable	2,644	—	—	—	—		2,644
Deferred service fees	42,257	—	—	—	(1,144)	(b), (g)	41,113
Unpaid loss and loss adjustment expenses	1,329	—	—	—	—		1,329
Bank loan	4,917	—	—	—	—		4,917
Notes payable	186,469	—	17,179	—	—		203,648
Subordinated debt, at fair value	52,105	—	—	—	—		52,105
Net deferred income tax liabilities	28,745	—	—	—	18	(d)	28,763
Liabilities held for sale	105,900	—	—	—	—		105,900
Total Liabilities	435,290	—	17,611	—	(2,123)		450,778

Redeemable Class A preferred stock	5,461	—	—	—	(281)	(e)	5,180

Shareholders' Equity:
Common stock	—	—	—	—	—		—
Additional paid-in capital	356,021	—	—	—	150	(e)	356,171
Accumulated deficit	(313,487)	—	(51)	—	2,585	(c), (d), (e), (f), (g)	(310,953)
Accumulated other comprehensive loss	(3,852)	—	—	—	—		(3,852)
Shareholders' equity attributable to common shareholders	38,682	—	(51)	—	2,735		41,366

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Noncontrolling interests in consolidated subsidiaries	5,167	—	4,228	—	(34)	(c), (g)	9,361
Total Shareholders' Equity	43,849	—	4,177	—	2,701		50,727
Total Liabilities, Class A preferred stock and Shareholders' Equity	$484,600	$—	$21,788	$—	$297		$506,685

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of operations for the year ended December 31, 2017:

(in thousands)	December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated

Revenues:
Service fee and commission income	$30,807	$—	$—	$—	$(277)	(c), (g)	$30,530
Rental income	13,384	—	—	—	—		13,384
Other income	684	—	—	—	—		684
Total revenues	44,875	—	—	—	(277)		44,598
Operating expenses:
Claims authorized on vehicle service agreements	5,327	—	—	—	—		5,327
Loss and loss adjustment expenses	404	—	—	—	—		404
Commissions	3,086	—	—	—	—		3,086
Cost of services sold	6,535	—	—	—	—		6,535
General and administrative expenses	27,038	—	305	—	(32)	(e)	27,311
Leased real estate segment interest expense	6,264	—	—	—	—		6,264
Total operating expenses	48,654	—	305	—	(32)		48,927
Operating loss	(3,779)	—	(305)	—	(245)		(4,329)
Other revenues (expenses), net:
Net investment income	968	1,249	4,529	—	341	(a)	7,087
Net realized gains	306	—	—	—	—		306
Gain on change in fair value of limited liability investments, at fair value	—	(45)	(1,446)	—	(341)	(a)	(1,832)
Net change in unrealized loss on private company investments	—	—	(758)	—	—		(758)
Non-operating other income	697	—	(69)	—	(23)	(f)	605
Interest expense not allocated to segments	(4,977)	—	(1,371)	—	—		(6,348)
Amortization of intangible assets	(1,152)	—	—	—	67	(d)	(1,085)
Contingent consideration benefit	212	—	—	—	—		212
Loss on change in fair value of debt	(8,487)	—	—	—	—		(8,487)
Equity in net income of investee	2,115	—	—	—	—		2,115
Total other revenues (expenses), net	(10,318)	1,204	885	—	44		(8,185)
(Loss) income from continuing operations before income tax (benefit) expense	(14,097)	1,204	580	—	(201)		(12,514)
Income tax (benefit) expense	(16,694)	—	—	—	6	(d)	(16,688)
Income (loss) from continuing operations	2,597	1,204	580	—	(207)		4,174
Loss on liquidation of subsidiary, net of taxes	(494)	—	—	—	—		(494)
Loss from discontinued operations, net of taxes	(14,252)	(1,204)	(850)	—	—		(16,306)
Gain on disposal of discontinued operations, net of taxes	1,017	—	—	—	—		1,017
Net loss	(11,132)	—	(270)	—	(207)		(11,609)
Less: net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	4,337	—	(219)	—	(33)	(c), (g)	4,085
Less: dividends on preferred stock, net of tax	350	—	—	—	898	(e)	1,248
Net (loss) income attributable to common shareholders	$(15,819)	$—	$(51)	—	$(1,072)		$(16,942)
(Loss) earnings per share - continuing operations:
Basic:	$(0.10)	$0.06	$0.04	$—	$(0.05)		$(0.05)
Diluted:	$(0.10)	$0.06	$0.04	$—	$(0.05)		$(0.05)
Loss per share - discontinued operations:
Basic:	$(0.64)	$(0.09)	$(0.04)	$—	$—		$(0.77)
Diluted:	$(0.64)	$(0.09)	$(0.04)	$—	$—		$(0.77)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.73)	$(0.01)	$—	$—	$(0.05)		$(0.79)
Diluted:	$(0.73)	$(0.01)	$—	$—	$(0.05)		$(0.79)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Weighted average shares outstanding (in ‘000s):
Basic:	21,547	—	—	—	—	21,547
Diluted:	21,547	—	—	—	—	21,547

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table presents the effects of the error corrections, immaterial accounting adjustments and reclassifications on the Company’s consolidated statement of cash flows for the year ended December 31, 2017:

(in thousands)	Year ended December 31, 2017
	As Previously Reported in Exhibit 99.2 to the Form 8-K filed November 7, 2018	Correction of Error 1	Correction of Error 2	Correction of Error 3	Immaterial Accounting Adjustments and Reclassifications		As Restated
Cash provided by (used in):
Operating activities:
Net loss	$(11,132)	$—	$(270)	$—	$(207)	(c), (d), (g), (f), (g)	$(11,609)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:			—	—
Loss from discontinued operations, net of taxes	14,252	1,204	850	—	—		16,306
Gain on disposal of discontinued operations, net of taxes	(1,017)	—	—	—	—		(1,017)
Equity in net income of investee	(2,115)	—	—	—	—		(2,115)
Equity in net income of limited liability investments	(685)	(1,249)	383	—	—		(1,551)
Loss on change in fair value of limited liability investment	632	45	—	—	(677)	(a)	—
Depreciation and amortization expense	5,457	—	—	—	(67)	(d)	5,390
Contingent consideration benefit	(212)	—	—	—	—		(212)
Stock-based compensation expense, net of forfeitures	1,186	—	—	—	—		1,186
Net realized gains	(306)	—	—	—	—		(306)
Loss on change in fair value of limited liability investments, at fair value	—	—	1,446	—	386	(a)	1,832
Net change in unrealized loss on private company investments	—	—	758	—	—		758
Loss on change in fair value of debt	8,487	—	—	—	—		8,487
Deferred income taxes	(17,322)	—	—	—	6	(d)	(17,316)
Amortization of fixed maturities premiums and discounts	95	—	—	—	—		95
Amortization of note payable premium	(960)	—	—	—	—		(960)
Loss on liquidation of subsidiary	494	—	—	—	—		494
Changes in operating assets and liabilities:			—	—
Service fee receivable, net	(1,544)	—	—	—	(145)	(c)	(1,689)
Other receivables, net	(3,187)	—	20	—	68	(b)	(3,099)
Deferred acquisition costs, net	(498)	—	—	—	—		(498)
Unpaid loss and loss adjustment expenses	(873)	—	—	—	—		(873)
Deferred service fees	1,754	—	—	—	76	(b), (g)	1,830
Other, net	(2,331)	—	(3,434)	—	632	(b), (c), (e), (f), (a)	(5,133)
Cash (used in) provided by operating activities - continuing operations	(9,825)	—	(247)	—	72		(10,000)
Cash (used in) provided by operating activities - discontinued operations	(9,152)	4,748	—	—	—		(4,404)
Net cash (used in) provided by operating activities	(18,977)	4,748	(247)	—	72		(14,404)
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,756	—	—	—	—		1,756
Proceeds from sales of equity investments	3,754	—	—	—	—		3,754
Purchases of fixed maturities	(192)	—	—	—	—		(192)
Purchases of equity investments	(338)	—	—	—	—		(338)
Net acquisitions of limited liability investments	(8,910)	—	1,121	—	—		(7,789)
Purchases of limited liability investments, at fair value	—	—	(664)	—	—		(664)
Purchases of investments in private companies	—	—	(171)	—	—		(171)
Net proceeds from other investments	2,272	—	—	—	—		2,272
Net proceeds from short-term investments	250	—	—	—	—		250
Net proceeds from sale of discontinued operations	1,017	—	—	—	—		1,017
Acquisition of business, net of cash acquired	(7,929)	—	—	—	—		(7,929)
Net disposals of property and equipment and intangible assets	4,743	—	—	—	—		4,743

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Cash (used in) provided by investing activities - continuing operations	(3,577)	—	286	—	—		(3,291)
Cash provided by (used in) investing activities - discontinued operations	28,140	(4,748)	—	—	—		23,392
Net cash provided by (used in) investing activities	24,563	(4,748)	286	—	—		20,101
Financing activities:
Proceeds from issuance of common stock, net	(47)	—	—	—	—		(47)
Contributions from noncontrolling interest holders	—	—	339	—	—		339
Principal proceeds from bank loan	4,917	—	—	—	—		4,917
Principal payments on note payable	(2,645)	—	(392)	—	—		(3,037)
Cash provided by (used in) financing activities - continuing operations	2,225	—	(53)	—	—		2,172
Cash provided by financing activities - discontinued operations	—	—	—	—	—		—
Net cash provided by (used in) financing activities	2,225	—	(53)	—	—		2,172
Net (decrease) increase in cash and cash equivalents and restricted stock from continuing operations	(11,177)	—	(14)	—	72		(11,119)
Cash and cash equivalents and restricted stock at beginning of period	36,475	—	325	—	(795)	(b)	36,005
Less: cash and cash equivalents and restricted stock of discontinued operations at beginning of period	4,524	—	—	—	—		4,524
Cash and cash equivalents and restricted stock of continuing operations at beginning of period	31,951	—	325	—	(795)	(b)	31,481
Cash and cash equivalents and restricted stock of continuing operations at end of period	$20,774	$—	$311	$—	$(723)		$20,362

(a)	Reclassifications to conform to current presentation. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(b)	Reclassifications as a result of misclassifications of amounts in a previous filing. Such reclassifications have no impact on previously reported net loss or total shareholders' equity.

(c)
Adjustments to Extended Warranty segment service fee receivable and accrued expenses and other liabilities, with offsetting adjustments to accrued expenses and other liabilities and service fee and commission income.

(d)
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

(e)
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

(f)	Adjustments to accrued expenses and other liabilities, with offsetting adjustments to non-operating other income and accumulated deficit, related to escheat liability.

(g)	Adjustment to decrease Extended Warranty deferred service fees, with an offsetting increase to service fee and commission income.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), and the related amendments, utilizing the modified retrospective approach, which created a new comprehensive revenue recognition standard that serves as the single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09. ASU 2014-09 is applicable to the Company's service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. With the exception of GAP commissions and homebuilder warranty service fees, the adoption of ASU 2014-09 did not change the way the Company recognized revenue for the year ended December 31, 2018. The new guidance affects IWS' GAP commissions and PWSC's homebuilder warranty service fees, which will be recognized more slowly as compared to the historic revenue recognition pattern prior to the Company’s adoption of ASU 2014-09. As a result of the adoption of ASU 2014-09, the Company also recorded a cumulative effect adjustment to increase accumulated deficit by $0.6 million and increase deferred service fees by $0.6 million. Prior periods have not been restated to conform to the current presentation. Refer to Note 20, "Revenue from Contracts with Customers," for further details.
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

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

the Company granted restricted common stock awards to a nonemployee. Refer to Note 23, "Stock-Based Compensation," for further details.

(b)    Accounting Standards Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The accounting treatment for lessors will remain relatively unchanged. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method and will not restate comparative periods. The Company plans to elect the package of practical expedients permitted under the transition guidance within ASU 2016-02, which will allow the Company to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of ASU 2016-02. The adoption of ASU 2016-02 will have no impact on the Company's shareholders' equity as of January 1, 2019, but the Company estimates it will record a right-of-use asset of approximately $2.7 million; a corresponding lease liability of approximately $2.9 million; and a reversal of December 31, 2018 accrued rent expense of $0.2 million.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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

NOTE 5 ACQUISITION
On October 12, 2017, the Company acquired 100% of the outstanding shares of PWSC for cash consideration of $10.0 million. As further discussed in Note 28, "Segmented Information," PWSC is included in the Extended Warranty segment. PWSC is based in Virginia and is a leading provider of new home warranty products and administration services to the largest tier of domestic residential construction firms in the United States. This acquisition allows the Company to grow its portfolio of warranty companies and expand into the home warranty business.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the third quarter of 2018, the Company completed its fair value analysis of the assets acquired and liabilities assumed. Goodwill of $2.9 million was recognized, which represented a $6.2 million decrease from the amount recorded at December 31, 2017, and $6.2 million of separately identifiable intangible assets were recognized resulting from the valuations of acquired customer relationships, non-compete agreement and trade name. Refer to Note 13, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. During the years ended December 31, 2018 and December 31, 2017, the Company

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

incurred acquisition-related expenses of $0.0 million and $0.2 million, respectively, which are included in general and administrative expenses in the consolidated statement of operations.
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

NOTE 6 DISPOSAL, DISCONTINUED OPERATIONS AND LIQUIDATION
(a)     Disposal
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC ("Itasca Real Estate"). As a result of the disposal, the Company recognized a gain of $0.0 million during the year ended December 31, 2018. The earnings of Itasca Real Estate are included in the consolidated statements of operations through the June 1, 2018 disposal date.
(b)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that it had entered into an agreement to settle the remaining specified claim. The Company estimates it will incur a net loss of approximately $1.8 million related to the settlement of the remaining specified claim, which the Company will report in its consolidated statement of operations for the year ended December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of $8.5 million for the year ended December 31, 2018. The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at December 31, 2017.

Assigned Risk Solutions Ltd.:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During 2018, the Company received cash consideration, before expenses, of $1.7 million for the third annual installment earnout payment. During 2017, the Company received cash consideration, before expenses, of $1.3 million for the second annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million and $1.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty segment, has been classified as a discontinued operation.
Summary financial information for Mendota and ARS included in (loss) income from discontinued operations, net of taxes in the statements of operations for the years ended December 31, 2018 and December 31, 2017 is presented below:

(in thousands)	Years ended December 31,
	2018	2017
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$71,182	$130,443
Net investment income (loss)	733	(353)
Net realized (losses) gains	(5)	3,465
Other-than temporary impairment loss	—	(316)
Gain on change in fair value of equity investments	28	—
Other income	7,486	9,938
Total revenues	79,424	143,177
Expenses:
Loss and loss adjustment expenses	58,706	120,387
Commissions and premium taxes	7,172	20,682
General and administrative expenses	12,482	19,231
Impairment of intangible assets	—	250
Total expenses	78,360	160,550
Income (loss) from discontinued operations before income tax benefit	1,064	(17,373)
Income tax benefit	—	(1,067)
Income (loss) from discontinued operations, net of taxes	1,064	(16,306)
(Loss) gain on disposal of discontinued operations before income tax expense	(7,136)	1,017
Income tax expense	—	—
(Loss) gain on disposal of discontinued operations, net of taxes	(7,136)	1,017
Total loss from discontinued operations, net of taxes	$(6,072)	$(15,289)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The assets and liabilities of Mendota are presented as held for sale in the consolidated balance sheets at December 31, 2017. The carrying amounts of the major classes of assets and liabilities of Mendota at December 31, 2017 are as follows:

(in thousands)	December 31, 2017
Assets
Investments:
Fixed maturities, at fair value	$38,673
Equity investments, at fair value	4,405
Total investments	43,078
Cash and cash equivalents	23,512
Accrued investment income	195
Premiums receivable, net	27,855
Other receivables	603
Deferred acquisition costs, net	6,720
Property and equipment, net	222
Intangible assets, net	7,553
Other assets	407
Assets held for sale	$110,145
Liabilities
Unpaid loss and loss adjustment expenses	$62,323
Unearned premiums	36,686
Net deferred income tax liabilities	1,586
Accrued expenses and other liabilities	5,305
Liabilities held for sale	$105,900

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

(in thousands)	Years ended December 31,
	2018	2017
Liquidation:
Loss on liquidation before income taxes	$—	$(494)
Income tax benefit	—	$—
Loss on liquidation of subsidiary, net of taxes	$—	$(494)

NOTE 7 VARIABLE INTEREST ENTITIES
The Company’s investments include certain investments, primarily in limited liability companies and limited partnerships in which the Company holds a variable interest. The Company evaluates these investments for the characteristics of a VIE. The Variable Interest Model identifies the characteristics of a VIE to include investments (1) lacking sufficient equity to finance activities without additional subordinated support or (2) in which the holders of equity at risk in the investments lack characteristics of a controlling financial interest, such as the power to direct activities that most significantly impact the legal entity’s economic performance; the obligation to absorb the legal entity’s expected losses; or the right to receive the expected residual returns of the legal entity. The equity investors as a group are considered to lack the power to direct activities that most significantly impact the legal entity’s economic performance when (1) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity or their rights to receive the expected residual returns of the legal entity and (2) substantially all of the activities of the legal entity are conducted on behalf of an investor with disproportionately few voting rights. When evaluating whether an investment lacks characteristics of a controlling financial interest, the Company considers limited liability companies and limited partnerships to lack the power of a controlling financial interest if neither of the following exists: (1) a simple majority

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

or lower threshold of partners or members with equity at risk are able to exercise substantive kick-out rights through voting interest over the general partner(s) or managing member(s) or (2) limited partners with equity at risk are able to exercise substantive participating rights over the general partner(s) or managing member(s).

If the characteristics of a VIE are met, the Company evaluates whether it meets the primary beneficiary criteria. The primary beneficiary is considered to be the entity holding a variable interest that has the power to direct activities that most significantly impact the economic performance of the VIE; the obligation to absorb losses of the VIE; or the right to receive benefits from the VIE that could potentially be significant to the VIE. In instances where the Company is considered to be the primary beneficiary, the Company consolidates the VIE. When the Company is not considered to be the primary beneficiary of the VIE, the VIE is not consolidated and the Company uses the equity method to account for the investment. Under this method, the carrying value is generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

(a) Consolidated VIEs
Argo Holdings Fund I, LLC:
The Company held a 43.4% investment in Argo Holdings at December 31, 2018 and December 31, 2017. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management, a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2018 and December 31, 2017.

Net Lease Investment Grade Portfolio, LLC:
The Company held a 71.0% and 71.8% investment in Net Lease at December 31, 2018 and December 31, 2017, respectively. Net Lease holds three commercial properties under triple net leases. The properties are encumbered by mortgage loans.  Net Lease is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allows the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company is the primary beneficiary of Net Lease and consolidated Net Lease at December 31, 2018 and December 31, 2017.

DPM SPV, LLC:

The Company held a 66.7% investment in DPM at December 31, 2018 and December 31, 2017.  DPM holds an investment in Swerve Pay LLC, which is a software development firm for medical imaging software.  DPM is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in DPM due to its right to absorb significant economics in DPM and to control the management decisions of DPM, which allows the Company to hold the power to direct the significant activities of the VIE.  As such, the Company is the primary beneficiary of DPM and consolidated DPM at December 31, 2018 and December 31, 2017.

Insurance Income Strategies Ltd.

Insurance Income Strategies Ltd. ("IIS") is a Bermuda corporation organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at December 31, 2018 and December 31, 2017. IIS was considered to be a VIE at December 31, 2017 as IIS did not hold sufficient equity to finance its activities without additional subordinated support. At December 31, 2017, the Company was deemed to have the power to direct the activities of IIS through its voting rights and had the right to absorb significant economics in IIS; therefore, the Company was the primary beneficiary of IIS and consolidated IIS at December 31, 2017. The results of consolidation of IIS at December 31, 2017 were immaterial and are reflected as zero in the following table at December 31, 2017.

Effective August 10, 2018, IIS issued preferred stock to a third-party investor in the amount of $15.0 million. In conjunction with this transaction, documents were executed prohibiting IIS to enter into any material contract, issue equity or debt securities, incur any other material obligation or enter into, amend or waive any material term of any agreement between the Company and IIS without the prior written consent of the third-party investor. As a result, while IIS raised sufficient equity to finance its activities, the holders of equity at risk of IIS no longer had proportionate voting rights, resulting in IIS continuing to be considered a VIE,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

including at December 31, 2018. Due to the contractual agreements executed in conjunction with the third-party investment, the Company no longer holds power over IIS as of August 10, 2018. As such, the Company is no longer considered the primary beneficiary as of August 10, 2018 and deconsolidated IIS.

The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2018 and December 31, 2017:

(in thousands)	December 31,
	2018	2017
Assets
Limited liability investments, at fair value	$25,809	$21,895
Investments in private companies, at adjusted cost	750	750
Cash and cash equivalents	351	220
Accrued investment income	217	107
Other receivable	48	—
Total Assets	27,175	22,972
Liabilities
Accrued expenses and other liabilities	252	97
Notes payable	9,000	9,000
Total Liabilities	$9,252	$9,097

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments. At December 31, 2018 and December 31, 2017, the Company had $0.6 million and $1.2 million, respectively, of unfunded commitments to Argo Holdings. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the primary beneficiary of these VIEs.

(b) Non-Consolidated VIEs
The Company’s investments include certain non-consolidated investments, primarily in limited liability companies and limited partnerships in which the Company holds variable interests, that are considered VIEs due to the legal entities holding insufficient equity; the holders of equity at risk in the legal entities lacking controlling financial interests; and/or the holders of equity at risk having non-proportional voting rights.

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2018 and December 31, 2017, the Company had zero and $0.1 million, respectively, of unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2018 and December 31, 2017:

(in thousands)	December 31,
	2018		2017
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs	$4,664	$4,664	$15,363	$15,363

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2018 and December 31, 2017:

(in thousands)	December 31,
	2018		2017
	Carrying Value	Percent of total	Carrying Value	Percent of total
Investments in non-consolidated VIEs:
Real estate related	1,710	36.7%	1,726	11.2%
Non-real estate related	2,954	63.3%	13,637	88.8%
Total investments in non-consolidated VIEs	$4,664	100.0%	$15,363	100.0%

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2018 and December 31, 2017. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2018	2017
Assets	$363,516	$332,181
Liabilities	296,521	238,819
Equity	66,995	93,362

(in thousands)	December 31,
	2018	2017
Net (loss) income	$(29,619)	$(4,294)

NOTE 8 INVESTMENTS
As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, equity investments are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at December 31, 2018 and December 31, 2017 are summarized in the tables shown below:

(in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$1	$48	$5,547
States, municipalities and political subdivisions	621	—	14	607
Mortgage-backed	3,256	—	70	3,186
Corporate	2,961	—	41	2,920
Total fixed maturities	12,432	1	173	12,260

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,671	$—	$59	$5,612
States, municipalities and political subdivisions	639	—	13	626
Mortgage-backed	2,933	—	57	2,876
Corporate	5,464	—	37	5,427
Total fixed maturities	14,707	—	166	14,541
Equity investments:
Common stock	3,883	—	313	3,570
Warrants - publicly traded	25	146	—	171
Warrants - not publicly traded	960	173	285	848
Total equity investments	4,868	319	598	4,589
Total fixed maturities and equity investments	$19,575	$319	$764	$19,130
Net unrealized gains and losses in the tables above are reported as other comprehensive income (loss) with the exception of net unrealized losses of $0.1 million, at December 31, 2017, related to warrants - not publicly traded, which are reported in the consolidated statements of operations.
The table below summarizes the Company's fixed maturities at December 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,462	$5,445
Due after one year through five years	5,342	5,233
Due after five years through ten years	217	210
Due after ten years	1,411	1,372
Total	$12,432	$12,260

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of December 31, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,497	$1	$2,609	$47	$4,106	$48
States, municipalities and political subdivisions	—	—	606	14	606	14
Mortgage-backed	800	1	2,134	69	2,934	70
Corporate	595	1	2,151	40	2,746	41
Total fixed maturities	2,892	3	7,500	170	10,392	173

(in thousands)					December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,067	$50	$1,545	$9	$5,612	$59
States, municipalities and political subdivisions	626	13	—	—	626	13
Mortgage-backed	2,876	57	—	—	2,876	57
Corporate	2,427	37	—	—	2,427	37
Total fixed maturities	9,996	157	1,545	9	11,541	166
Equity investments:
Common stock	3,570	313	—	—	3,570	313
Warrants	675	285	—	—	675	285
Total equity investments	4,245	598	—	—	4,245	598
Total	$14,241	$755	$1,545	$9	$15,786	$764
There are approximately 64 and 68 individual available-for-sale investments that were in unrealized loss positions as of December 31, 2018 and December 31, 2017, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairment related to available-for-sale investments recorded for the years ended December 31, 2018 and December 31, 2017.
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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of December 31, 2018 and December 31, 2017, the carrying value of limited liability investments totaled $4.8 million and $9.1 million, respectively. At December 31, 2018, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represent the Company's investment in 1347 Investors as well as the underlying investments of Net Lease and Argo Holdings. As of December 31, 2018 and December 31, 2017, the carrying value of the Company's limited liability investments, at fair value was $26.0 million and $32.2 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and $0.1 million for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in loss on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At December 31, 2018, the Company has unfunded commitments totaling $0.6 million to fund limited liability investments, at fair value.

Investments in private companies consist of common stock, preferred stock, notes receivable and derivative contracts in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result of the adoption, the Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. For the year ended December 31, 2018, the Company recorded adjustments of $0.6 million to decrease the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $1.0 million and $2.0 million for the years ended December 31, 2018 and December 31, 2017, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
As of December 31, 2018 and December 31, 2017, the carrying value of the Company's investments in private companies totaled $3.1 million and $4.9 million, respectively.
Real estate investments are reported at fair value. As of December 31, 2018 and December 31, 2017, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.
Other investments include collateral loans and are reported at their unpaid principal balance. As of December 31, 2018 and December 31, 2017, the carrying value of other investments totaled $2.1 million and $3.7 million, respectively.
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
On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share performance share grant agreement in exchange for cash consideration of $1.0 million. For the year ended December 31, 2018, the Company recorded gains, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $1.3 million related to these transactions. No shares were received by the Company under either of the performance share grant agreements as of December 31, 2018.
Net investment income for the years ended December 31, 2018 and December 31, 2017, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2018	2017
		(restated)
Investment income
Interest from fixed maturities	$236	$190
Dividends	359	501
Income from limited liability investments	241	1,551
Income from limited liability investments, at fair value	1,174	3,973
Loss on change in fair value of warrants - not publicly traded	—	(292)
Income from real estate investments	800	800
Other	230	386
Gross investment income	3,040	7,109
Investment expenses	(83)	(22)
Net investment income	$2,957	$7,087

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Gross realized gains and losses on available-for-sale investments, limited liability investments and limited liability investments, at fair value for the years ended December 31, 2018 and December 31, 2017 is comprised as follows:

(in thousands)	Years ended December 31,
	2018	2017
		(restated)
Gross realized gains	$398	$309
Gross realized losses	(415)	(3)
Net realized (losses) gains	$(17)	$306

Gain on change in fair value of equity investments for the years ended December 31, 2018 and December 31, 2017 is comprised as follows:

(in thousands)	Years ended December 31,
	2018	2017
Net gains recognized on equity investments sold during the period	$1,464	$—
Change in unrealized losses on equity investments held at end of the period	(1,083)	—
Gain on change in fair value of equity investments	$381	$—

NOTE 9 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of ICL. The carrying value of the Company’s investment in investee is accounted for under the equity method, calculated using ICL’s reported financial statements on a three-month lag. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at December 31, 2018 and December 31, 2017 were as follows:

(in thousands, except for percentages)
	December 31, 2018			December 31, 2017
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	22.9%	$951	$951	31.2%	$3,816	$5,230

The carrying value of the Company's investment in investee at December 31, 2017 in the table above is calculated using ICL’s financial statements reported as of and for the period ended September 30, 2017. The estimated fair value of the Company's investment in investee at December 31, 2017 in the table above is calculated based on the published closing price of ICL common stock at September 30, 2017 to be consistent with the three-month lag in calculating its carrying value under the equity method.
The carrying value of the Company's investment in investee at December 31, 2018, using ICL’s financial statements reported as of and for the period ended September 30, 2018, was calculated to be $2.7 million. The Company performed an analysis to determine whether its $2.7 million carrying value calculated under the equity method is recoverable. As part of its analysis, the Company considered that the estimated fair value of the Company's investment in investee at December 31, 2018, as presented in the table above and as calculated based on the published closing price of ICL common stock at December 31, 2018, was $1.0 million. The Company concluded that the $2.7 million carrying value of its investment in investee, as calculated under the equity method, had an other than temporary impairment as of December 31, 2018. As a result, the Company wrote down the carrying value of its investment in investee as of December 31, 2018, as presented in the table above, by $1.7 million such that its carrying value equals the $1.0 million estimated fair value of the Company's investment in investee as calculated based on the published closing price of ICL common stock at December 31, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Prior to the third quarter of 2018, the Company owned 6,799,449 shares of ICL common stock. On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, having a carrying value of $1.3 million, for $1.0 million. As a result, the Company recorded a loss of $0.3 million on the sale and reduced its ownership percentage in ICL to 22.9%. Also during the year ended December 31, 2018, the Company received a dividend of $0.8 million from ICL.

The Company reported equity in net loss of investee of $2.5 million for the year ended December 31, 2018, which includes the $1.7 million other than temporary impairment, the $0.3 million loss on sale and $0.5 million of equity in net loss of investee. The Company reported equity in net income of investee of $2.1 million for the year ended December 31, 2017.

NOTE 10 REINSURANCE
Ceded loss and loss adjustments expenses, unpaid loss and loss adjustment expenses and commissions as of and for the years ended December 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	Years ended December 31,
	2018	2017
Ceded loss and loss adjustment expenses	$105	$(226)
Ceded unpaid loss and loss adjustment expenses	—	72
Ceding commissions	(105)	226

NOTE 11 DEFERRED ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements. Acquisition costs deferred on vehicle service agreements are amortized over the period in which the related revenues are earned.
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2018 and December 31, 2017 are comprised as follows:

(in thousands)	Years ended December 31,
	2018	2017
Balance at January 1, net	$6,325	$5,827
Additions	3,825	3,484
Amortization	(3,246)	(2,986)
Balance at December 31, net	$6,904	$6,325
NOTE 12 GOODWILL
Goodwill was $74.7 million and $80.8 million at December 31, 2018 and December 31, 2017, respectively, and is attributable to the Extended Warranty and Leased Real Estate reportable segments. As further discussed in Note 5, "Acquisition," during the third quarter of 2018, the Company completed its fair value analysis of the assets acquired and liabilities assumed related to the acquisition of PWSC on October 12, 2017. As a result, the Company recorded a decrease to goodwill of $6.2 million related to the acquisition of PWSC from the amount recorded at December 31, 2017.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2018 and December 31, 2017. Based on the assessment performed, no goodwill impairments were recognized in 2018 and 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 13 INTANGIBLE ASSETS
Intangible assets are comprised as follows:

(in thousands)		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$3,013	$1,905
Vehicle service agreements in-force	3,680	3,671	9
Customer relationships	8,914	3,691	5,223
In-place lease	1,125	155	970
Non-compete	266	64	202
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$93,860	$10,594	$83,266

(in thousands) (restated)		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$2,521	$2,397
Vehicle service agreements in-force	3,680	3,640	40
Customer relationships	3,611	1,965	1,646
In-place lease	1,125	92	1,033
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade name	663	—	663
Total	$87,664	$8,218	$79,446
As further discussed in Note 5, "Acquisition," during the third quarter of 2018, the Company recorded $6.2 million of separately identifiable intangible assets, related to acquired customer relationships, non-compete agreement and trade name, as part of the acquisition of PWSC. The customer relationships intangible asset of $5.3 million is being amortized over fifteen years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The non-compete agreement intangible asset of $0.3 million is being amortized on a straight-line basis over five years. The trade name intangible asset of $0.6 million is deemed to have an indefinite useful life and is not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $2.4 million and $1.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. The estimated aggregate future amortization expense of all intangible assets is $1.8 million for 2019, $1.5 million for 2020, $1.4 million for 2021, $1.1 million for 2022 and $0.5 million for 2023.
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2018 or 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 14 PROPERTY AND EQUIPMENT
Property and equipment are comprised as follows:

(in thousands)		December 31, 2018
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	10,161	81,147
Buildings	580	36	544
Leasehold improvements	104	102	2
Furniture and equipment	993	901	92
Computer hardware	4,995	4,758	237
Total	$119,100	$15,958	$103,142

(in thousands)			December 31, 2017
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,371	$—	$21,371
Site improvements	91,308	6,028	85,280
Buildings	968	53	915
Leasehold improvements	190	117	73
Furniture and equipment	1,072	973	99
Computer hardware	4,782	4,512	270
Total	$119,691	$11,683	$108,008

For the years ended December 31, 2018 and December 31, 2017, depreciation expense on property and equipment of $4.3 million and $4.3 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

NOTE 15 VEHICLE SERVICE AGREEMENT LIABILITY
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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of December 31, 2018 and December 31, 2017, were as follows:

(in thousands)
	2018	2017
Balance at January 1, net	$40,794	$38,713
Gross service fees for vehicle service agreements sold	22,556	18,921
Recognition of service fees on vehicle service agreements	(18,939)	(16,654)
Liability for claims authorized on vehicle service agreements	5,711	5,327
Payments of claims authorized on vehicle service agreements	(5,735)	(5,377)
Re-estimation of deferred service fees	(653)	(136)
Balance at December 31, net	$43,734	$40,794

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)		December 31,
	2018	2017
Deferred service fees	$43,495	$40,531
Accrued expenses and other liabilities	239	263
Balance at December 31, net	$43,734	$40,794

NOTE 16 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2018 and December 31, 2017, were as follows:

(in thousands)		December 31,
	2018	2017
Balance at beginning of period, gross	$1,329	$2,202
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	72	354
Balance at beginning of period, net	1,257	1,848
Incurred related to:
Current year	—	3
Prior years	1,631	401
Paid related to:
Current year	—	—
Prior years	(815)	(995)
Balance at end of period, net	2,073	1,257
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	72
Balance at end of period, gross	$2,073	$1,329

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $1.6 million and $0.4 million in 2018 and 2017, respectively. The unfavorable development in 2018 and 2017 was related to an increase in loss adjustment expenses due to the continuing voluntary run-off of Amigo. During the second quarter of 2019, the Company agreed to settle three related open Amigo claims for an amount in excess of the provision for unpaid loss and loss adjustment expenses carried by the Company for these three open claims. The Company estimates it will incur a net loss of approximately $0.8 million related to the settlement of these claims, which the Company will report in its consolidated statement of operations for the year ended December 31, 2019. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
The following tables contain information about incurred and paid loss and loss adjustment expenses development as of and for the year December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported unpaid loss and loss adjustment expenses included within the net incurred losses and allocated loss adjustment expenses amounts. The information about incurred and paid loss and loss adjustment expenses development for the years ended December 31, 2009 through 2017, and the average annual percentage payout of incurred claims by age as of December 31, 2018, is presented as supplementary information.

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2009	35,209	37,387	38,486	40,219	40,436	40,308	40,211	40,177	40,091	40,085	4	—
2010		47,253	51,951	55,120	54,591	54,021	53,993	53,810	53,693	53,689	2	—
2011			29,034	29,458	28,744	28,094	27,865	27,613	27,597	27,851	15	—
2012				13,736	13,536	13,273	12,926	12,815	12,720	13,037	9	—
2013					6,456	6,434	5,474	4,488	4,617	4,654	228	—
2014						—	—	—	—	—	29	—
2015							—	—	—	—	—	—
2016								—	—	—	—	—
2017									—	—	—	—
2018										—	—	—

Total										139,316

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018

2009	18,742	32,436	36,390	38,796	39,600	40,072	40,089	40,087	40,085	40,085
2010		25,659	46,356	50,591	51,944	52,889	53,451	53,484	53,518	53,570
2011			18,456	25,296	26,599	27,023	27,378	27,431	27,479	27,677
2012				7,060	11,724	12,284	12,530	12,618	12,635	12,738
2013					3,575	4,277	4,437	4,496	4,562	4,571
2014						—	—	—	—	—
2015							—	—	—	—
2016								—	—	—
2017									—	—
2018										—

									Total	138,641

Liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses prior to 2009, net of reinsurance										5

Total liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses, net of reinsurance										680

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2009	9,829	7,343	6,857	6,451	6,458	6,476	6,482	6,480	6,482	6,482	—	—
2010		7,977	6,192	5,499	5,487	5,518	5,532	5,535	5,538	5,538	—	—
2011			4,366	3,247	3,241	3,263	3,262	3,260	3,269	3,261	—	—
2012				1,755	1,920	1,990	2,015	2,007	2,018	1,908	—	—
2013					1,085	996	1,001	999	1,003	988	—	—
2014						—	—	—	—	—	—	—
2015							—	—	—	—	—	—
2016								—	—	—	—	—
2017									—	—	—	—
2018										—	—	—

Total										18,177

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018

2009	6,221	6,463	6,505	6,499	6,489	6,487	6,480	6,481	6,482	6,482
2010		5,155	5,583	5,548	5,526	5,537	5,537	5,537	5,538	5,538
2011			2,971	3,268	3,270	3,270	3,266	3,267	3,269	3,261
2012				1,783	1,951	2,006	2,016	2,017	2,018	1,908
2013					1,050	1,015	1,001	1,002	1,002	988
2014						—	—	—	—	—
2015							—	—	—	—
2016								—	—	—
2017									—	—
2018										—

									Total	18,177

Liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses prior to 2009, net of reinsurance										—

Total liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses, net of reinsurance										—

Commercial automobile
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2009	10,450	6,739	7,016	7,743	7,738	7,662	7,625	7,612	7,591	7,585	2	—
2010		8,205	8,745	9,711	9,351	9,214	9,215	9,197	9,185	9,181	26	—
2011			8,521	9,784	8,990	8,752	8,791	8,812	8,816	8,901	2	—
2012				9,503	7,759	7,548	7,349	7,562	7,766	8,078	163	—
2013					597	477	489	350	364	316	58	—
2014						—	—	—	—	—	26	—
2015							—	—	—	—	—	—
2016								—	—	—	—	—
2017									—	—	—	—
2018										—	—	—

Total										34,061

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Commercial automobile
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018

2009	3,297	5,753	6,604	7,418	7,562	7,606	7,595	7,585	7,585	7,585
2010		4,177	7,716	8,658	8,922	9,069	9,149	9,142	9,132	9,136
2011			5,005	7,926	8,326	8,533	8,638	8,747	8,765	8,767
2012				5,034	6,607	7,028	7,150	7,457	7,681	7,943
2013					299	352	358	358	358	284
2014						—	—	—	—	—
2015							—	—	—	—
2016								—	—	—
2017									—	—
2018										—

									Total	33,715

Liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses prior to 2009, net of reinsurance										410

	Total liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses, net of reinsurance									756

The following table reconciles the unpaid loss and allocated loss adjustment expenses, net of reinsurance presented in the tables above to the unpaid loss and loss adjustment expenses reported in the consolidated balance sheets at December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017

Liabilities for loss and allocated loss adjustment expenses, net of reinsurance
Non-standard automobile - private passenger auto liability	680	479
Non-standard automobile - auto physical damage	—	2
Commercial automobile	756	521
Other short-duration insurance lines	592	176
Liabilities for unpaid loss and allocated loss adjustment expenses, net of reinsurance	2,028	1,178

Reinsurance recoverable on unpaid loss and loss adjustment expenses
Non-standard automobile - private passenger auto liability	—	64
Commercial automobile	—	8
Total reinsurance recoverable on unpaid loss and loss adjustment expenses	—	72

Unallocated loss adjustment expenses	45	79

Total gross liability for unpaid loss and loss adjustment expenses	2,073	1,329

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following is supplementary information about average historical incurred loss duration as of December 31, 2018.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard automobile -private passenger auto liability	59.6%	22.1%	10.7%	5.2%	2.0%	0.4%	—%	—%	—%	—%
Commercial automobile	70.3%	9.7%	8.9%	7.4%	3.0%	0.7%	—%	—%	—%	—%

NOTE 17 DEBT
Debt consists of the following instruments:

(in thousands)	December 31, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan	$3,917	$3,917	$3,829	$4,917	$4,917	$4,864
Notes payable:
Mortgage	173,155	182,548	174,265	176,136	186,469	168,477
Flower Note	7,768	7,768	8,565	8,179	8,179	8,825
Net Lease Note	9,000	9,000	9,409	9,000	9,000	9,870
Total notes payable	189,923	199,316	192,239	193,315	203,648	187,172
Subordinated debt	90,500	50,023	50,023	90,500	52,105	52,105
Total	$284,340	$253,256	$246,091	$288,732	$260,670	$244,141

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Bank loan:
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0%. The bank loan matures on October 12, 2022. The carrying value of the bank loan at December 31, 2018 of $3.9 million represents its unpaid principal balance. The fair value of the bank loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(b)          Notes payable:
As part of the acquisition of CMC in July 2016, the Company assumed a mortgage, which is recorded as note payable in the consolidated balance sheets ("the Mortgage"). The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries, and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates. The Mortgage, which is recorded as note payable in the consolidated balance sheets, was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities.
On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at December 31, 2018 of $7.8 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at December 31, 2018 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
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
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 29, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. As further discussed in Note 4, "Recently Issued Accounting Standards," effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss), whereas for 2017, the total change in fair value of subordinated debt was recorded in net income (loss). Of the $2.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2017 and December 31, 2018, $3.8 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.7 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2018, deferred interest payable of $2.5 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

Pursuant to indentures governing the Company’s outstanding bank loan, subordinated debt and a bank loan associated with the Company’s acquisition on March 1, 2019, described more fully in Note 34, "Subsequent Event," the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2018.  Due to the delay in filing its 2018 Annual Report, the Company has been unable to meet these obligations, the failure of which could be declared events of default under the respective indentures.  As of the date of the filing of its 2018 Annual Report, none of the lenders or trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these lenders or trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2018 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 18 FINANCE LEASE OBLIGATION LIABILITY
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

During the second quarter of 2017, the Company was informed of the landlord's intent to terminate the lease agreement effective October 10, 2017. The Company had the option to vacate the property and effectively terminate the lease earlier than October 10, 2017. As a result of terminating the lease, the Company no longer had continuing involvement with the property and recognized the sale of the property as well as the related gain of $0.7 million during the year ended December 31, 2017. The gain, which is included in non-operating other income in the consolidated statements of operations, results primarily from removing the carrying values of the land, building and finance lease obligation liability from the consolidated balance sheets and from the return of part of the original prepaid rent.

NOTE 19 LEASES
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes amortization of below market lease liabilities of $0.1 million and $0.1 million for the years ended December 31, 2018 and December 31, 2017. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2019, $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022 and $0.1 million for 2023.
Assets, which are included in property and equipment, net on the consolidated balance sheets, leased to a third-party under an operating lease where the Company is the lessor, are as follows:

(in thousands)	As of December 31,
2018
Land	$21,120
Site improvements	91,308
Buildings	580
Gross property and equipment leased	113,008
Accumulation depreciation	(10,197)
Net property and equipment leased	$102,811

The Company also leases certain office space under non-cancelable leases, with initial terms ranging from five to eight years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms of five years. Minimum rent is expensed on a straight-line basis over the term of the lease.

Future minimum annual lease payments and lease receipts under operating leases for the next five years and thereafter are:

(in thousands)	Lease Commitments	Lease Receipts
2019	$943	$11,572
2020	405	11,832
2021	404	12,099
2022	401	12,371
2023	401	12,649
Thereafter	817	149,896

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 20 REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Years ended December 31,
	2018	2017

Vehicle service agreement fees - IWS	$17,796	$16,791
GAP commissions - IWS	748	679
Maintenance support service fees - Trinity	9,911	8,763
Warranty product commissions - Trinity	2,526	1,810
Homebuilder warranty service fees - PWSC	6,332	2,133
Homebuilder warranty commissions - PWSC	973	354
Service fee and commission income	$38,286	$30,530

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

Trinity's maintenance support service fees include the service fees collected to administer equipment breakdown and maintenance support services and are earned as services are rendered.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2018 and December 31, 2017 were $3.4 million and $4.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 34.3% of the deferred service fees as of December 31, 2018. Approximately $16.0 million of service fee and commission income recognized during the year ended December 31, 2018 was included in deferred service fees as of December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 21 INCOME TAXES
The Company and its non-U.S. subsidiaries file separate foreign income tax returns. Kingsway America Agency Inc. files a separate U.S. federal income tax return. Kingsway America II Inc. and its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the U.S. consolidated federal income tax return. The Company's U.S. subsidiaries not included in the KAI Tax Group file separate U.S. federal income tax returns. As a result of its domestication to the U.S. on December 31, 2018, the Company will no longer file foreign income tax returns in 2019 and later years.  Starting in 2019, the Company and all of its eligible U.S. subsidiaries will file a U.S. consolidated federal income tax return.
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) a permanent reduction in the U.S. federal corporate income tax rate to 21% and (2) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized.

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

Pursuant to SAB 118, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company estimated that (1) the reduction in the corporate income tax rate decreased its net deferred income tax liability as of December 31, 2017 by $18.0 million and (2) the change in the AMT credit rules allowed the Company to reduce its valuation allowance against its gross deferred income tax assets by $0.1 million, for a combined Tax Act total of $18.1 million. The $18.1 million Tax Act amount was recorded as a decrease to income tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. In addition, as result of the reduction in the corporate income tax rate, the Company provisionally reduced its December 31, 2017 net deferred income tax asset balance and the related net deferred income tax valuation allowance by $105.6 million, the net effect of which had no impact on the Company’s consolidated statements of operations for the year ended December 31, 2017.
Although the $18.1 million tax benefit represented what the Company believed was a reasonable estimate of the impact of the income tax effects of the Tax Act on the Company’s Consolidated Financial Statements as of December 31, 2017, it was considered provisional. In the fourth quarter of 2018, the Company finalized its calculation of the income tax effects of the Tax Act on its deferred income taxes by recording an additional tax benefit of $0.1 million.

Income tax expense (benefit) consists of the following:

(in thousands)	Years ended December 31,
	2018	2017

Current income tax expense	$423	$628
Deferred income tax benefit	(108)	(17,316)
Income tax expense (benefit)	$315	$(16,688)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Income tax expense (benefit) varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% in 2018 and 34% in 2017 to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2018	2017
Income tax benefit at U.S. statutory income tax rate	$(4,609)	$(4,255)
Tax Act adjustment	(82)	(18,052)
Valuation allowance	4,562	3,169
Indefinite life intangibles	92	1,173
Change in unrecognized tax benefits	233	490
Compensation	(470)	403
Investment income	747	—
Other	(158)	384
Income tax expense (benefit) for continuing operations	$315	$(16,688)
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2018	2017
Deferred income tax assets:
Losses carried forward	$180,012	$185,574
Unpaid loss and loss adjustment expenses and unearned premiums	1,670	1,513
Intangible assets	2,538	2,484
Debt issuance costs	1,017	988
Investments	841	758
Deferred rent	727	807
Deferred revenue	783	183
Other	693	21
Valuation allowance	(171,456)	(173,965)
Deferred income tax assets	$16,825	$18,363
Deferred income tax liabilities:
Indefinite life intangibles	$(16,660)	$(16,436)
Depreciation and amortization	(16,121)	(16,971)
Fair value of debt	(6,528)	(5,894)
Land	(4,435)	(4,435)
Investments	(168)	(1,853)
Deferred acquisition costs	(1,450)	(1,328)
Other	—	(209)
Deferred income tax liabilities	$(45,362)	$(47,126)
Net deferred income tax liabilities	$(28,537)	$(28,763)
The Company maintains a valuation allowance for its gross deferred income tax assets of $171.5 million (U.S. operations - $171.5 million; Other - $0.0 million) and $174.0 million (U.S. operations - $167.6 million; Other - $6.4 million) at December 31, 2018 and December 31, 2017, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2018 and December 31, 2017 net deferred income tax assets, excluding the deferred income tax liability, deferred state income tax assets, and deferred income tax assets relating to AMT credit amounts set forth in the paragraph below. In 2018 and 2017, the Company released into income zero and $0.4 million, respectively, of its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company carries net deferred income tax liabilities of $28.5 million at December 31, 2018, $8.0 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KAI Tax Group's consolidated U.S. net operating loss carryforwards, $21.1 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets, $0.5 million of which relates to deferred state income tax assets, and $0.1 million of which relates to deferred income tax assets relating to AMT credits. The Company carries net deferred income tax liabilities of $28.8 million at December 31, 2017, $8.0 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KAI Tax Group's consolidated U.S. net operating loss carryfowards, $20.9 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets, and $0.1 million of which relates to deferred income tax assets relating to AMT credits. The Company considered a tax planning strategy in arriving at its December 31, 2018 and December 31, 2017 net deferred income tax liabilities.
The Tax Act modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.
Amounts, originating dates and expiration dates of the KAI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $845.7 million, are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)
2007	2027	53,909
2008	2028	53,696
2009	2029	506,552
2010	2030	85,215
2011	2031	42,189
2012	2032	32,152
2013	2033	29,913
2014	2034	6,932
2016	2036	15,517
2017	2037	19,628
In addition, not reflected in the table above, are net operating loss carryforwards of (i) $6.5 million relating to separate U.S. tax returns, which losses will expire over various years through 2037 and (ii) $1.6 million, relating to operations in Barbados which losses will expire over various years through 2027.
A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2018	2017
Unrecognized tax benefits - beginning of year	$1,367	$1,274
Gross additions - current year tax positions	—	—
Gross additions - prior year tax positions	14	93
Gross reductions - prior year tax positions	—	—
Gross reductions - settlements with taxing authorities	—	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$1,381	$1,367
The amount of unrecognized tax benefits that, if recognized as of December 31, 2018 and December 31, 2017 would affect the Company's effective tax rate, was an expense of $0.2 million and $0.5 million, respectively.
As of December 31, 2018 and December 31, 2017, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2018 and December 31, 2017, the Company recognized an expense for interest and penalties of $0.2 million and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

$0.5 million, respectively. At December 31, 2018 and December 31, 2017, the Company carried an accrual for the payment of interest and penalties of $1.1 million and $0.9 million, respectively, that is included in income taxes payable in the consolidated balance sheets.
The federal income tax returns of the Company's U.S. operations for the years through 2014 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2013 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.
NOTE 22 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2018 and December 31, 2017:

(in thousands, except per share data)	Years ended December 31,
	2018	2017
		(restated)
Numerator:
(Loss) income from continuing operations	$(22,264)	$4,174
Less: net income attributable to noncontrolling interests	(1,765)	(4,085)
Less: dividends on preferred stock, net of tax	(620)	(1,248)
Loss from continuing operations attributable to common shareholders	$(24,649)	$(1,159)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,728	21,547
Weighted average diluted shares
Weighted average common shares outstanding	21,728	21,547
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	21,728	21,547
Basic loss from continuing operations per share	$(1.13)	$(0.05)
Diluted loss from continuing operations per share	$(1.13)	$(0.05)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the years ended December 31, 2018 and December 31, 2017, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
NOTE 23 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity awards. Under the 2013 Plan, the Company reserved for issuance to key employees selected by the Company new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares. No New Stock Options were granted during the year ended December 31, 2018. There are no New Stock Options remaining for future grants.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. No Replacement Options were granted during the year ended December 31, 2018. There are no Replacement Options remaining for future grants.
The Replacement Options and New Stock Options (collectively, the "Stock Options") are fully vested and exercisable at the date of grant and are exercisable for a period of four years.
The following table summarizes the stock option activity during the year ended December 31, 2018:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	651,875	$4.51	0.4	$352
Granted	—	—
Exercised	—	—
Expired	(611,875)	4.50
Outstanding at December 31, 2018	40,000	$4.67	1.3	$—
Exercisable at December 31, 2018	40,000	$4.67	1.3	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2018 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
At December 31, 2018 and December 31, 2017 the number of options exercisable was 40,000 and 651,875 respectively, with weighted average prices of $4.67 and $4.51, respectively. No options were exercised during the years ended December 31, 2018 and December 31, 2017.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the years ended December 31, 2018 and December 31, 2017.
(b)     Restricted Stock Awards of the Company
Under the 2013 Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at December 31, 2018 was $0.7 million.
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
Pursuant to the terms of the Amended RSA Agreement, the Company granted to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Modified Restricted Stock Award"). The Company deemed the 2018 Modified Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. Pursuant to the terms of the 2013 Plan and the Amended RSA Agreement, the former Chief Executive Officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former Chief Executive Officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 102,550 of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

the 350,000 shares of the 2018 Modified Restricted Stock Award and recognized payroll tax expense of $0.3 million during the third quarter of 2018.

The remaining 247,450 shares of the 2018 Modified Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. There is no defined term under which the performance conditions must be completed. The unamortized compensation expense for the 2018 Modified Restricted Stock Award will be recognized at the time the performance condition has been satisfied. The grant-date fair value of the 2018 Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested 2018 Modified Restricted Stock Award at December 31, 2018 was $0.6 million.

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
The Company also recorded during the third quarter of 2018 $0.2 million of compensation expense equal to the fair value of the remaining 79,538 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at December 31, 2018 was zero.

The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. On September 5, 2018, the Restricted Stock Unit Agreement was cancelled and 500,000 restricted common stock awards were granted to the officer (the "2018 Restricted Stock Award"). There was no change to the vesting terms. The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2018 was $2.0 million.

The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Modified Restricted Stock Award, Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2018:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	1,952,665	$4.14
Granted	850,000	4.42
Vested	(79,538)	2.95
Cancelled for Tax Withholding	(135,512)	2.65
Forfeited	(1,495,165)	4.14
Unvested at December 31, 2018	1,092,450	$4.51

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The unvested balance at December 31, 2018 in the table above is comprised of 345,000 shares of 2014 Restricted Stock Awards, 247,450 shares of 2018 Modified Restricted Stock Award and 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At December 31, 2018, there were 1,000 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at December 31, 2018 was $0.7 million.
(d)     Restricted Stock Units
The Company granted Restricted Stock Units to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. As discussed above, on September 5, 2018, the Restricted Stock Unit Agreement was cancelled. The following table summarizes the activity related to unvested Restricted Stock Units for the year ended December 31, 2018:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2017	500,000	$5.73
Granted	—	—
Vested	—	—
Cancelled	(500,000)	5.73
Unvested at December 31, 2018	—	$—
Total stock-based compensation, net of forfeitures, was a benefit of $1.7 million and an expense of $1.2 million for the years ended December 31, 2018 and December 31, 2017, respectively.
(d)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2018 and December 31, 2017 totaled $0.1 million and $0.1 million, respectively.
NOTE 24 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $18,500 and $18,000 in 2018 and 2017, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2018 and December 31, 2017 totaled $0.2 million and $0.1 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 25 REDEEMABLE CLASS A PREFERRED STOCK
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
There were 222,876 shares of Class A preferred stock ("Preferred Shares") outstanding at December 31, 2018 and December 31, 2017. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. As of December 31, 2018, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,392,975 common shares.
During 2017, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holders. As a result, $1.0 million was reclassified from Class A preferred stock to Shareholders' Equity on the consolidated balance sheet at December 31, 2017.
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2018 and December 31, 2017, accrued dividends of $1.7 million and $1.6 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares as if they were currently redeemable was $7.3 million and $7.2 million at December 31, 2018 and December 31, 2017, respectively.
In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed on April 1, 2021. As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted, using the interest method, up to the stated redemption value of $5.6 million, through additional paid-in capital as a deemed dividend, from the date of issuance through the April 1, 2021 redemption date. The Company also accrues dividends through additional paid-in-capital at the stated coupon, which the Company expects will total $2.6 million as of the April 1, 2021 redemption date.  As a result, the total redemption amount of the Preferred Shares as of the redemption date if the Preferred Shares are not converted is expected to be $8.2 million.
NOTE 26 SHAREHOLDERS' EQUITY
The Company is authorized to issue an unlimited number of zero par value common stock. There were 21,787,728 and 21,708,190 shares of common stock outstanding at December 31, 2018 and December 31, 2017, respectively.
There were no dividends declared during the years ended December 31, 2018 and December 31, 2017.
As described in Note 25, "Redeemable Class A Preferred Stock", during 2017, 40,000 Preferred Shares were converted into 250,000 common shares. As a result, $1.0 million was reclassified from Class A preferred stock to Shareholders' Equity on the consolidated balance sheet at December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company has warrants outstanding, recorded in shareholders' equity, that will entitle each subscriber to purchase one common share of Kingsway for each warrant. The following table summarizes information about warrants outstanding at December 31, 2018:

December 31, 2018
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	4.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	4.7	1,392,975
		Total:	4.7	4,673,765
NOTE 27 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018 and December 31, 2017 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the years ended December 31, 2018 and December 31, 2017 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$3,572	$(3,780)	—	$—	$(208)

Other comprehensive loss arising during the period	(5,214)	—	—	—	(5,214)
Amounts reclassified from accumulated other comprehensive loss	1,076	494	—	—	1,570
Net current-period other comprehensive (loss) income	(4,138)	494	—	—	(3,644)

Balance, December 31, 2017	$(566)	$(3,286)	$—	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	—	40,495
Balance at January 1, 2018, as adjusted	$(526)	$(3,286)	$40,455	$—	$36,643

Other comprehensive income (loss) arising during the period	13	—	3,804	(45)	3,772
Amounts reclassified from accumulated other comprehensive income	(18)	—	—	—	(18)
Amounts removed from accumulated other comprehensive income due to disposal of discontinued operations	371	—	—	—	371
Net current-period other comprehensive income (loss)	$366	$—	$3,804	$(45)	$4,125

Balance, December 31, 2018	$(160)	$(3,286)	44,259	$(45)	$40,768

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Components of accumulated other comprehensive income (loss) were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017:

(in thousands)	Years ended December 31,
	2018	2017
Reclassification of accumulated other comprehensive income (loss) from unrealized gains (losses) on available-for-sale investments to:
Net realized (losses) gains	$18	$(2)
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax expense (benefit)	18	(2)
Income tax expense (benefit)	—	—
Income (loss) from discontinued operations, net of taxes	—	(1,074)
Net income (loss)	18	(1,076)

Reclassification of accumulated other comprehensive income (loss) from foreign currency translation adjustments to:
Loss on liquidation of subsidiary, net of taxes	—	(494)
Income tax expense (benefit)	—	—
Net loss	—	(494)
Total reclassification from accumulated other comprehensive income (loss) to net loss	$18	$(1,570)
NOTE 28 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Prior to the second quarter of 2018, the Company conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Re. As further discussed in Note 6, "Disposal, Discontinued Operations and Liquidation," on October 18, 2018, the Company announced that it had completed the sale of Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
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
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC. CMC owns the Real Property that is leased to a third-party pursuant to a long-term triple net lease with a single customer. For the year ended December 31, 2018, revenue of $13.4 million from this single customer represents more than 10% of the Company’s consolidated revenues. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2018 and December 31, 2017 were:

(in thousands)	Years ended December 31,
	2018	2017
		(restated)
Revenues:
Extended Warranty:
Service fee and commission income	$38,286	$30,530
Other income	171	191
Total Extended Warranty	38,457	30,721
Leased Real Estate:
Rental income	13,366	13,364
Other income	245	493
Total Leased Real Estate	13,611	13,857
Total segment revenues	52,068	44,578
Rental income not allocated to segments	10	20
Total revenues	$52,078	$44,598

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the years ended December 31, 2018 and December 31, 2017 were:

(in thousands)	Years ended December 31,
	2018	2017
		(restated)
Segment operating income
Extended Warranty	$4,215	$3,680
Leased Real Estate	2,485	3,099
Total segment operating income	6,700	6,779
Net investment income	2,957	7,087
Net realized (losses) gains	(17)	306
Gain on change in fair value of equity investments	381	—
Loss on change in fair value of limited liability investments, at fair value	(7,393)	(1,832)
Net change in unrealized loss on private company investments	(1,629)	(758)
Interest expense not allocated to segments	(7,407)	(6,348)
Other income and expenses not allocated to segments, net	(8,963)	(10,503)
Amortization of intangible assets	(2,376)	(1,085)
Contingent consideration benefit	—	212
Loss on change in fair value of debt	(1,720)	(8,487)
Gain on disposal of subsidiary	17	—
Equity in net (loss) income of investee	(2,499)	2,115
Loss from continuing operations before income tax expense (benefit)	(21,949)	(12,514)
Income tax expense (benefit)	315	(16,688)
(Loss) income from continuing operations	$(22,264)	$4,174

NOTE 29 FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Limited liability investments, at fair value - Limited liability investments, at fair value include the Company's investment in 1347 Investors as well as the underlying investments of Net Lease and Argo Holdings. 1347 Investors owns common stock in Limbach Holdings, Inc., a publicly traded company. Net Lease owns investments in limited liability companies that hold investment properties. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

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
Contingent consideration - The consideration for certain of the Company's acquisitions included future payments to the former owners that were contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration were measured and reported at fair value and were included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of contingent consideration liabilities was estimated using internal models without relevant observable market inputs. Estimated payments were discounted using present value techniques to arrive at estimated fair value. Contingent consideration liabilities were revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value were reported in the consolidated statements of operations as contingent consideration benefit. During the second quarter of 2017, the Company settled its remaining contingent consideration liability; therefore, no contingent consideration liability remains on the consolidated balance sheets as of as of December 31, 2018 and December 31, 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 and December 31, 2017 was as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2018
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,547	$—	$5,547	$—	$—
States, municipalities and political subdivisions	607	—	607	—	—
Mortgage-backed	3,186	—	3,186	—	—
Corporate	2,920	—	2,920	—	—
Total fixed maturities	12,260	—	12,260	—	—
Equity investments:
Common stock	801	801	—	—	—
Warrants	55	19	36	—	—
Total equity investments	856	820	36	—	—
Limited liability investments, at fair value	26,015	—	206	4,124	21,685
Real estate investments	10,662	—	—	10,662
Other investments	2,079	—	2,079	—
Short-term investments	152	—	152	—
Total assets	$52,024	$820	$14,733	$14,786	$21,685

Liabilities:
Subordinated debt	$50,023	$—	$50,023	$—	$—
Total liabilities	$50,023	$—	$50,023	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands) (restated)			December 31, 2017
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,612	$—	$5,612	$—	$—
States, municipalities and political subdivisions	626	—	626	—	—
Mortgage-backed	2,876	—	2,876	—	—
Corporate	5,427	—	5,427	—	—
Total fixed maturities	14,541	—	14,541	—	—
Equity investments:
Common stock	3,570	3,570	—	—	—
Warrants	1,019	171	848	—	—
Total equity investments	4,589	3,741	848	—	—
Limited liability investments, at fair value	32,211	—	10,314	1,397	20,500
Real estate investments	10,662	—	—	10,662	—
Other investments	3,721	—	3,721	—	—
Short-term investments	151	—	151	—	—
Total assets	$65,875	$3,741	$29,575	$12,059	$20,500

Liabilities:
Subordinated debt	$52,105	$—	$52,105	$—	$—
Total liabilities	$52,105	$—	$52,105	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2018 and December 31, 2017:

(in thousands)	Years ended December 31,
	2018		2017
Assets:
Limited liability investments, at fair value:
Beginning balance	$1,397		$939
Purchases	1,580		664
Distributions received	(386)		(86)
Change in fair value of limited liability investments, at fair value included in net loss	1,533		(120)
Ending balance	4,124		1,397
Real estate investments:
Beginning balance	10,662		10,662
Change in fair value of real estate investments included in net loss	—		—
Ending balance	10,662	—	10,662
Ending balance - assets	$14,786		$12,059
Liabilities:
Contingent consideration:
Beginning balance	$—		$325
Settlements of contingent consideration liabilities	—		(113)
Change in fair value of contingent consideration included in net loss	—		(212)
Ending balance - liabilities	$—		$—
Total	$14,786		$12,059

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2018:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,124	Market approach	Valuation multiples	5.0x - 8.8x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2017:

Categories	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$1,397	Market approach	Valuation multiples	5.0x - 7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2018 or 2017.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2018:

December 31, 2018	Fair Value (in thousands)	Unfunded Commitments (in thousands)	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,685	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2017:

December 31, 2017	Fair Value (in thousands)	Unfunded Commitments (in thousands)	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$20,500	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the year ended December 31, 2018, the Company recorded adjustments to decrease the fair value of certain investments in private companies for observable price changes of $0.6 million and impairments of $1.0 million, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

NOTE 30 RELATED PARTIES
Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.
(a)    Argo Management Group, LLC
The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2018 and December 31, 2017, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2018 and 2017, the Company funded approximately $0.5 million and $0.3 million, respectively, in response to Capital Calls. During 2018 and 2017, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management.

(b)    1347 Property Insurance Holdings, Inc.

In November 2012, the Company formed Maison Insurance Company ("Maison"), a Louisiana domiciled property and casualty insurance company. In preparation for a transaction to take Maison public, the Company formed 1347 Property Insurance Holdings, Inc. (“PIH”). Maison was a wholly owned subsidiary of PIH, which completed an initial public offering effective March 31, 2014,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

pursuant to which the Company disposed of a majority interest in PIH. The Company owned zero and 8% of the common shares of PIH at December 31, 2018 and December 31, 2017, respectively.

D. Kyle Cerminara ("Cerminara") was appointed to the PIH Board of Directors on December 27, 2016 and became Chairman of the Board of Directors of PIH on May 11, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of Fundamental Global Investors, LLC ("FGI"). During 2018 and 2017, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. Larry G. Swets, Jr. ("Swets") has served as a member of the PIH Board of Directors since November 21, 2013 and served as the Chairman of the Board of Directors of PIH from March 5, 2017 to May 11, 2018. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

On February 11, 2014, the Company's subsidiary, 1347 Advisors, entered into a management services agreement with PIH which provides for certain services, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives, that 1347 Advisors will provide to PIH unless and until 1347 Advisors and PIH agree to terminate the services. On February 24, 2015, the Company announced that it had entered into a definitive agreement with PIH to terminate the management services agreement. Pursuant to the transaction, 1347 Advisors received the following consideration: $2.0 million in cash; $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020; a Performance Shares Grant Agreement with PIH, whereby 1347 Advisors will be entitled to receive 100,000 shares of PIH common stock if at any time the last sales price of PIH's common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-trading day period; and warrants to purchase 1,500,000 shares of common stock of PIH with a strike price of $15.00, expiring on February 24, 2022. For the year ended December 31, 2018, the Company recognized $0.7 million of loss on change in fair value of equity investments in its consolidated statement of operations related to the change in fair value of the warrants to purchase 1,500,000 shares of common stock of PIH.

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

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million and to sell the $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020, for $3.0 million plus accrued but unpaid dividends. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. For the year ended December 31, 2018, the Company recorded gains, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $1.3 million related to these transactions. No shares were received by the Company under either of the performance share grant agreements as of December 31, 2018.
(c)    Itasca Capital Ltd.
Investment in investee includes the Company's investment in the common stock of ICL, a publicly traded Canadian corporation, and is accounted for under the equity method. The Company owned 22.9% and 31.2% of the common shares of ICL at December 31, 2018 and December 31, 2017, respectively.

Ballantyne Strong Inc. ("Ballantyne") owned 40.6% and 32.3% of the common shares of ICL at December 31, 2018 and December 31, 2017, respectively. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018 and 2017, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

ICL and the Company executed a management service agreement effective June 10, 2016 pursuant to which the Company provided management services to ICL, including the non-exclusive use and services of appropriately qualified individuals to serve as ICL’s Chief Executive Officer and Chief Financial Officer, for an annual service fee of $0.0 million. This agreement was later amended on November 17, 2017 to provide an annual service fee of $0.0 million, beginning with full year 2017. The agreement was ultimately terminated effective January 31, 2019.
On October 30, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to FGI for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, to Swets for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to an Amended and Restated Restricted Stock Agreement (the "Swets Restricted Stock Agreement") executed on September 5, 2018 related to Swets’ departure from the Company. Pursuant to the Swets Restricted Stock Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million and 0.6 million shares of Limbach common stock, which the Company deemed as having satisfied the performance obligations described in the Swets Restricted Stock Agreement. Also, pursuant to the Swets Restricted Stock Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.
(d)    Fundamental Global Investors, LLC
During 2018 and 2017, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares.
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
On July 30, 2018, the Company executed an agreement to sell its remaining 75,000 shares of PIH common stock, at a price of $7.13 per share, to FGI for cash proceeds totaling $0.5 million.
On July 30, 2018, the Company executed an agreement to sell 1,813,889 shares of ICL common stock, at a price of C$0.72 per share, to FGI for cash proceeds totaling C$1.3 million.
For the year ended December 31, 2018, the Company recorded losses, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $0.1 million related to these transactions. For the year ended December 31, 2017, the Company recorded gain, included in net realized (losses) gain in the consolidated statements of operations, of $0.1 million related to this transaction.
(e)    Insurance Income Strategies Ltd.
IIS is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at December 31, 2018 and December 31, 2017. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS. See Note 7, "Variable Interest Entities," for further discussion of IIS. Swets has served as the Chairman of the Board of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Directors of IIS since its formation. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.
Effective August 10, 2018, simultaneous with IIS issuing preferred stock to a third-party investor, the Company and IIS entered into a management service agreement, which describes the Company’s duties and rights to remuneration. The management service agreement describes the Company’s duties to include (a) identification and due diligence of potential transaction counterparties for consideration by IIS management; (b) advice on capital structure and corporate development opportunities; (c) support for compliance with the rules and regulations of the SEC; and (d) other periodic and special requests deemed within the scope of the management service agreement. The management service agreement provides for a fee 0.9% of the assets of IIS and 9% of the annual net profits.
Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s original $15.0 million investment. As of December 31, 2018, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.
(f)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.
Itasca Golf Investors, LLC:
Itasca Golf Investors, LLC ("IGI") was formed on April 8, 2014 for the general purpose of real estate investment. The members entered into an operating agreement under which the Company acquired a 42.9% membership interest in IGI. 1347 Capital LLC, a wholly owned subsidiary of the Company, was named the Manager of IGI in the operating agreement. Swets was authorized to act on behalf of the Manager. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. On September 5, 2018, the Company sold its investment in IGI to IGI Partners LLC for $1.5 million. Swets is a member of IGI Partners LLC. For the year ended December 31, 2018, the Company recorded loss, included in net realized (losses) gain in the consolidated statements of operations, of $0.4 million related to this transaction.
AK Realty I LLC:
AK Realty I LLC ("AKR") was formed on September 21, 2015 for the purpose of becoming a member of AKA Opportunity Investments I LLC, a limited liability company formed for the purpose of investing, directly or indirectly, in real estate projects. The members of AKR entered into an operating agreement under which the Company acquired a 33.3% membership interest in AKR. Management of AKR is vested in a two-member Executive Committee. The Company designates one of the two members of the Executive Committee. Decisions of the Executive Committee require the unanimous approval of the members of the Executive Committee. The Company designated Swets as its representative on the Executive Committee. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.
Logistics Leasing, LLC:
Logistics Leasing ("Logistics") was formed on July 26, 2017 for the purpose of acquiring and leasing small vehicles. The members of Logistics entered into an operating agreement under which the Company acquired a 50% membership interest in Logistics. The Company designates one of the two managers of Logistics. Major Decisions, as defined in the operating agreement, require the approval of members holding at least 51% of the membership interest. The Company designated Swets as a manager. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.
1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At December 31, 2018 and December 31, 2017, the Company owned 45.6% of the membership interests. The Company also held collateralized notes in principal amount of $0.6 million and $1.8 million and a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

surety deposit of zero and $0.7 million at December 31, 2018 and December 31, 2017, respectively. Fitzgerald owned 0.8% of the membership interests at December 31, 2018 and December 31, 2017. Energy was managed through a Board of Managers comprised of five managers, two of whom, Swets and Fitzgerald, were appointed by 1347 Capital LLC, a wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019. For the year ended December 31, 2018, the Company recorded gain, included in net realized (losses) gain in the consolidated statements of operations, of $0.0 million related to this transaction.
1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach Holdings, Inc., a publicly traded company. The Company owned 26.7% of the membership units at December 31, 2018 and December 31, 2017. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in (loss) gain on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.
ICL owned 47.6% of the membership units at December 31, 2018 and December 31, 2017. Ballantyne owned 40.6% and 32.3% of the common shares of ICL at December 31, 2018 and December 31, 2017, respectively.
Swets and Cerminara are the named managers of 1347 Investors. All acts of the managers must be unanimous. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2017 and 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.
Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions on November 19, 2019 of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares. As a result of this distribution, the Company no longer owns membership units in 1347 Investors.
(g)    Atlas Financial Holdings, Inc.
In November 2010, the Company issued promissory notes (the "Notes") to five employees (each a "Debtor" and collectively the "Debtors") for a total of $1.1 million, each Note bearing an interest rate of 3% (not compounding). The Debtors used the proceeds to purchase shares of common stock in Atlas Financial Holdings, Inc. ("Atlas"). Atlas was created via a triangular merger and spun-off from the Company in December 2010, at which time the Debtors became employees of Atlas and were no longer employees of the Company. The Notes required annual payments of interest on the anniversary date of the Notes, with the principal and any unpaid interest due in full on or before January 1, 2017, in the case of one of the Debtors, and November 1, 2017, in the case of the other four Debtors. Each Debtor was required to pledge to the Company the shares purchased utilizing the Notes proceeds, and such pledge was to be released once the note was paid in full. The current market value of the pledged shares is $0.1 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.7 million as of December 31, 2018. The Company has concluded there are no indications the Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all amounts due. The Debtors are current with the amended terms of the Notes. As a result, the Company has concluded the Notes are not impaired.
(h)    Other related party transactions
On July 16, 2018, the Company entered into a definitive agreement to sell Mendota to Premier Holdings LLC. Steve Harrison, President of Mendota, is a minority investor in Premier Holdings LLC.
On September 5, 2018, the Company entered into a Senior Advisor Agreement with Swets, its former Chief Executive Officer. The Senior Advisor Agreement was for a one-year term with an annual consulting fee of $0.3 million. After September 5, 2019, Swets will continue to provide certain consulting services for an hourly fee on an as-needed basis.
NOTE 31 COMMITMENTS AND CONTINGENT LIABILITIES
(a)         Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the audited consolidated financial statements at December 31, 2018.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2018, and no liability has been recorded in the audited consolidated financial statements at December 31, 2018.
(b)         Guarantee:
As further discussed in Note 6, "Disposal, Discontinued Operations and Liquidation," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements was not reasonably determinable at December 31, 2018, and no liability has been recorded in the consolidated financial statements at December 31, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At December 31, 2018, the unfunded commitment was $0.6 million.
(d) Collateral pledged and restricted cash:
Short-term investments with an estimated fair value of $0.2 million and $0.2 million at December 31, 2018 and December 31, 2017, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $17.0 million and $15.0 million at December 31, 2018 and December 31, 2017, respectively. Included in restricted cash are (i) $5.0 million and zero at December 31, 2018 and December 31, 2017, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $10.0 million and $12.2 million at December 31, 2018 and December 31, 2017, respectively, held as deposits by IWS and PWSC; (iii) $1.9 million and $1.9 million at December 31, 2018 and December 31, 2017, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.1 million and $0.9 million at December 31, 2018 and December 31, 2017, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 32 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2018, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2018, Amigo's RBC was 1,905%.
Kingsway Re, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2018, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.
NOTE 33 STATUTORY INFORMATION AND POLICIES
The Company's insurance subsidiary, Amigo, prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Florida Office of Insurance Regulation. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state; may differ from company to company within a state; and may change in the future.
Amigo is required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices. In converting from statutory to U.S. GAAP, typical adjustments include the inclusion of statutory non-admitted assets in the balance sheets, the inclusion of net unrealized holding gains or losses related to fixed maturities in shareholders’ equity, and the inclusion of changes in deferred tax assets and liabilities in net (loss) income.
Statutory capital and surplus and statutory net loss for Amigo are:

(in thousands)	December 31,
	2018	2017
Net loss, statutory basis	$(1,506)	$(1,357)
Capital and surplus, statutory basis	$2,662	$4,168

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Amigo is required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for Amigo was $0.3 million at December 31, 2018. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
Dividends paid by Amigo are restricted by regulatory requirements of the Florida Office of Insurance Regulation. The maximum amount of dividends that can be paid to shareholders by insurance companies domiciled in the state of Florida without prior regulatory approval is generally limited to the greater of (i) 10% of a company's statutory capital and surplus at the end of the previous year or (ii) 100% of the company's net income for the previous year and is generally required to be paid out of an insurance company's unassigned funds.
At December 31, 2018, Amigo was restricted from making any dividend payments to the holding company without regulatory approval.

NOTE 34 SUBSEQUENT EVENT
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus Holding Company, Inc. ("Geminus") for approximately $8.4 million. Geminus is a specialty, full-service provider of vehicle service contracts ("VSCs") and other finance and insurance ("F&I") products to used car buyers around the country. Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and administering VSCs and F&I products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. Geminus' balance sheet and results of operations will be included in the consolidated financial statements of the Company, beginning with the first quarter of 2019.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the

KINGSWAY FINANCIAL SERVICES INC.

Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective because of the existence of material weaknesses in internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations.

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

The matters were discovered during the course of the 2018 external audit of the accounts and were reviewed with the Company's Audit Committee. As explained in Note 3 to the consolidated financial statements, certain of these material weaknesses resulted in the restatement of our consolidated financial statements for the year ended December 31, 2017 and our unaudited consolidated financial statements for each of the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. The misstatements in the consolidated financial statements were corrected prior to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2018.

As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2018 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

KINGSWAY FINANCIAL SERVICES INC.

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

•
Enhance the formality and rigor with respect to identifying and tracking all material related party transactions, as well updating its disclosures controls to enhance the focus on related party disclosure requirements; and

•
Enhance the formality and rigor of review with respect to the collectability of accounts receivable balances, other-than-temporary impairment reviews on equity method investments and the account reconciliation procedures.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2018, and ending December 31, 2018, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

KINGSWAY FINANCIAL SERVICES INC.

Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
Board of Directors(1)

John T. Fitzgerald Age: 48 Residence: Illinois, United States of America Director Since: April 21, 2016 Not independent
John T. Fitzgerald has served as Chief Executive Officer of Kingsway since September 2018. Mr. Fitzgerald joined Kingsway as Executive Vice President on April 21, 2016 following Kingsway’s acquisition of Argo Management Group, a private equity investment partnership co-founded by Mr. Fitzgerald in 2002. Effective March 8, 2017, Mr. Fitzgerald was appointed President and Chief Operating Officer of Kingsway. Prior to co-founding Argo Management Group, Mr. Fitzgerald was managing director of Adirondack Capital, LLC, a financial futures and derivatives trading firm, and he was a seat-owner on the Chicago Board of Trade. Mr. Fitzgerald was previously the CEO of Hunter MFG, LLP and, from 2006 to 2016, Mr. Fitzgerald served as its Chairman. Mr. Fitzgerald received a Bachelor of Science degree from DePaul University and is an MBA graduate of the Kellogg School of Management, Northwestern University. Mr. Fitzgerald’s education, background and experience qualify him for his role with Kingsway.

	Board Committee Membership:	Public Board Membership:
	Board	Director, Atlas Financial Holdings, Inc. since May 2013 Director, Itasca Capital, Ltd., since June 2016

Gregory P. Hannon Age: 65 Residence: Ontario, Canada Director Since: September 16, 2009 Independent(2)
Gregory P. Hannon has been a Vice-President and Director of Oakmont Capital Inc., a Toronto-based private investment company, since 1997. He previously was a founding partner of Lonrisk, a Toronto-based specialty insurer and subsidiary of the London Insurance Group, where he was the Chief Financial Officer. Prior to that, Mr. Hannon worked for the Continental Bank of Canada in commercial credit and as auditor for Arthur Andersen and Company, Chartered Accountants. Mr. Hannon received a Bachelor of Commerce degree from Queen’s University in 1978 and an M.B.A. from The Harvard Business School in 1987. Mr. Hannon brings to the Board entrepreneurial experience, as well as expertise in accounting, auditing and financial reporting.

	Board Committee Membership:	Public Board Membership:
	Board	None
Audit Committee
Nominating and Corporate Governance Committee

KINGSWAY FINANCIAL SERVICES INC.

Terence M. Kavanagh Age: 65 Residence: Ontario, Canada Director Since: April 23, 2009 Independent(2)
Terence M. Kavanagh has, since 1997, served as President and a Director of Oakmont Capital Inc., a Toronto-based private investment company. Prior to co-founding Oakmont Capital, Mr. Kavanagh’s previous experience includes managing the Brentwood Pooled Investment Fund, a North American based investment fund, and managing a number of family-owned operating businesses in the real estate, property management and building services industries. Mr. Kavanagh was previously an investment banker in New York and Toronto with The First Boston Corporation and Lehman Brothers. Mr. Kavanagh received a Bachelor of Law degree from Western University in 1978, and an M.B.A. from the Tuck School of Business at Dartmouth College in 1982. Mr. Kavanagh brings extensive knowledge of the financial services industry to the Board.

	Board Committee Membership:	Public Board Membership:
	Board	None
Compensation & Management Resources Committee
Audit Committee
Investment Committee (prior to May 30, 2018)
Plan Committee

Doug Levine Age: 61 Residence: Florida, United States of America Director Since: May 30, 2018 Independent(2)	Doug Levine has been the President of Levine Management, a real estate developer, since January 2013. He graduated in 1980 from Tufts University with a Bachelor’s Degree in Economics.
	Board Committee Membership:	Public Board Membership:
	Board (since May 30, 2018)	None
Audit Committee (since May 30, 2018)
Investment Committee (since May 30, 2018)

Joseph D. Stilwell Age: 58 Residence: New York, United States of America Director Since: April 23, 2009 Independent(2)
Joseph D. Stilwell is the owner and managing member of Stilwell Value LLC, the General Partner of a group of funds known as The Stilwell Group. Mr. Stilwell started his first fund in 1993 and has been reviewing and analyzing financial statements and managing investment funds for well over 20 years. He graduated in 1983 from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics.

	Board Committee Membership:	Public Board Membership:
	Board	None
Audit Committee (prior to May 30, 2018)
Investment Committee (since May 30, 2018)
Nominating and Corporate Governance Committee (since May 30, 2018)
Compensation & Management Resources Committee
Plan Committee

Notes:

(1)	All of the directors attended the 2018 annual meeting of shareholders.

(2)	“Independent” refers to the standards of independence established under section 301 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the criteria for independence established by the NYSE and SEC.

KINGSWAY FINANCIAL SERVICES INC.

Executive Officers Who Are Not Directors

Name (Age)	Executive Officer Since	Current Position	Previous Business Experience
William A. Hickey, Jr. (61)	August 30, 2010	EVP and CFO
Mr. Hickey has served as Executive Vice President of the Company since August 2010, as CFO since April 2011, and as Chief Operating Officer from August 2010 to March 2017. Before joining the Corporation, Mr. Hickey was a Managing Director at the Chicago office of Macquarie Capital, a corporate finance and investment firm, from 2009 to 2010. Mr. Hickey earned his Bachelor of Business Administration degree in accountancy from the University of Notre Dame in 1981 and a Master of Management degree in finance and management policy from the J.L. Kellogg School of Management at Northwestern University in 1986. He was awarded the Chartered Financial Analyst designation in 1989 and the Certified Public Accountant designation in 1981.

Paul R. Hogan (35)	May 2019	Secretary and General Counsel
Mr. Hogan joined the Company as General Counsel on May 1, 2019 and was elected Secretary later that month. Prior to joining the Corporation, Mr. Hogan was a Senior Corporate Attorney for KapStone Paper and Packaging Corporation. Mr. Hogan joined KapStone after working in private legal practice, most recently with Greenberg Traurig LLP. Mr. Hogan holds an undergraduate degree from Indiana University, with majors in mathematics, economics and political science, and a Juris Doctorate from the Indiana University Maurer School of Law - Bloomington.

Involvement in Certain Legal Proceedings
Mr. Hannon was a director of Delhi Solac Inc., which was placed into bankruptcy on June 6, 2014.
Mr. Fitzgerald was a director of Hunter Licensed Sports Distributing Corporation, which was the subject of a receivership order from the Superior Court of Quebec dated March 3, 2017. The receivership ended on September 27, 2017 following a Court order. Hunter was subsequently placed into bankruptcy on August 20, 2018.
In March of 2015, Mr. Stilwell and his affiliate, Stilwell Value LLC, an SEC-registered investment adviser (“Value”), consented to the entry of an administrative SEC order (the “Order”) that alleged civil violations of certain securities regulations for, among other things, failing to adequately disclose conflicts of interest presented by inter-fund loans between certain private investment partnerships managed by Value or Mr. Stilwell, which loans were repaid in full without monetary loss to investors from the alleged conduct. Under the Order, among other things, (1) Mr. Stilwell was suspended from March 2015 to March 2016 from association with Value or any other SEC-regulated investment business and paid a civil money penalty of $100,000, and (2) Value paid a civil money penalty of $250,000 and repaid certain management fees. All obligations under the Order have been satisfied.
The Audit Committee
The Board has a standing Audit Committee which operates pursuant to a written charter adopted by the Board. The Audit Committee consists of three or more directors, each of whom is an outside director who is unrelated to the Corporation, free from any relationship that would interfere with the exercise of his or her independent judgment and each of whom is "independent" under the listing rules of the NYSE. Audit Committee members meet the requirements of all applicable securities laws and the NYSE. All members of the Audit Committee are financially literate, being defined as able to read and understand basic financial statements, and the Chair of the Audit Committee has accounting or related financial management expertise. At least one member of the Audit Committee is an "audit committee financial expert" as defined in the rules and regulations of the SEC. Pursuant to the Audit

KINGSWAY FINANCIAL SERVICES INC.

Committee Charter, members of the Audit Committee may not simultaneously serve on the audit committees of more than two other public companies without the approval of the Audit Committee.
The primary purpose of the Audit Committee is to:
(i)Identify and monitor the management of the principal risks that could impact the financial reporting of the Corporation;
(ii)Monitor the integrity of the Corporation’s financial reporting process and system of internal controls regarding financial reporting and accounting appropriateness and compliance;
(iii)Appoint, replace and monitor the independence and performance of the Corporation’s external auditors;
(iv)Provide an avenue of communication among the external auditors, management and the Board; and
(v)Review the annual audited and quarterly unaudited financial statements with management and the external auditors.
As of February 27, 2020, the Audit Committee was comprised of Gregory P. Hannon (Chair), Terence M. Kavanagh and Doug Levine. The Board has determined that each member of the Audit Committee is "independent" and meets the financial literacy requirements of the NYSE listing standards, and that each member of the Audit Committee meets the enhanced independence standards established by the SEC (including Section 10A(m)(3) of and Rule 10A-3 under the Exchange Act). The following is a description of the education and experience of each member of the Audit Committee that is relevant to the performance of his responsibilities as a member of the Audit Committee:
Gregory P. Hannon has been a Vice-President and Director of Oakmont Capital Inc. since 1997. He previously was a founding partner of Lonrisk, a Toronto-based specialty insurer and subsidiary of the London Insurance Group, where he was the Chief Financial Officer. Prior to that, Mr. Hannon worked for the Continental Bank of Canada in commercial credit and as an auditor for Arthur Andersen and Company, Chartered Accountants. Mr. Hannon received a Bachelor of Commerce degree from Queen’s University in 1978 and a Master of Business Administration from The Harvard Business School in 1987. The Board has determined that Mr. Hannon qualifies as an "audit committee financial expert" as that term is defined in the rules and regulations established by the SEC.
Terence M. Kavanagh has served as President and a Director of Oakmont Capital Inc. since 1997. Prior to his cofounding of Oakmont Capital Inc., he managed the Brentwood Pooled Investment Fund and worked as an investment banker in New York and Toronto. Mr. Kavanagh earned a Bachelor of Law degree from Western University and a Master of Business Administration from the Tuck School of Business at Dartmouth College.
Doug Levine has been the President of Levine Management, a real estate developer, since January 2013. He graduated in 1980 from Tufts University with a Bachelor’s Degree in Economics.
The Audit Committee held fourteen (14) meetings in the fiscal year ended December 31, 2018. The responsibilities and duties of the Audit Committee are set out in the Audit Committee’s charter, which was amended and adopted by the Board on May 23, 2019 and is available on the Corporation’s website at www.kingsway-financial.com.
Report of the Audit Committee
The Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that the Corporation’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the audited consolidated financial statements with management and the independent auditors. The Audit Committee discussed with the independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board ("PCAOB") and the SEC.
The Corporation’s independent auditors also provided to the Audit Committee the written disclosures required by applicable requirements of the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence, and the Audit Committee discussed with the independent auditors that firm’s independence. The Audit Committee also considered whether the provision of non-audit services by the independent auditors is compatible with their independence.

KINGSWAY FINANCIAL SERVICES INC.

Based upon the Audit Committee’s discussion with management and the Corporation’s independent auditors and the Audit Committee’s review of the representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board include the audited consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.
Members of the Audit Committee
Gregory P. Hannon (Chair)
Terence M. Kavanagh
Doug Levine
Code of Ethics
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
Item 11. Executive Compensation
Named Executive Officers for 2018
The following individuals are the named executive officers for 2018. Each of the following individuals, except for Mr. Swets, held the position(s) set forth opposite his name as of December 31, 2018. Mr. Swets held the position of Chief Executive Officer until his resignation on September 5, 2018.

Name	Title
John T. Fitzgerald	President & Chief Executive Officer(1)
William A. Hickey, Jr.	Executive Vice President & Chief Financial Officer
Larry G. Swets, Jr.	Former Chief Executive Officer(2)
Hassan R. Baqar	Vice President(3)

Notes:

(1)	Mr. Fitzgerald has served as Chief Executive Officer of the Company since September 2018.

(2)	Mr. Swets served as Chief Executive Officer of the Company from July 2010 until September 2018.

(3)	Mr. Baqar served as Vice President of the Company from January 2014 until his resignation in January 2019.

KINGSWAY FINANCIAL SERVICES INC.

2018 Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers for the last three completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(1) ($)	Total ($)
John T. Fitzgerald, President & Chief Executive Officer	2018	432,564	250,000 (2)	—	—	28,876	461,440
	2017	350,000	—	—	—	20,235	370,235
	2016	209,231	185,000 (3)	2,865,000 (4)	71,764 (5)	1,772	3,332,767
William A. Hickey, Jr., Executive Vice President & Chief Financial Officer	2018	360,000	50,000 (2)	—	—	25,907	385,907
	2017	360,000	—	—	—	25,782	385,782
	2016	360,000	30,000 (2)	—	—	26,340	416,340
Larry G. Swets, Jr., Former Chief Executive Officer	2018	364,101	—	—	—	28,513	392,614
	2017	500,000	—	—	—	39,359	539,359
	2016	500,000	340,000 (3)	—	—	32,296	872,296
Hassan R. Baqar, Vice President	2018	240,000	—	—	—	12,240	252,240
	2017	205,000	—	—	—	12,177	217,177
	2016	170,000	200,000 (3)	—	—	16,783	386,783

Notes:

(1)
For each named executive officer, amounts reported in this column include employer-paid life insurance premiums and contributions to the Company’s 401(k) retirement plan and Employee Stock Purchase Plan. The Company also paid for executive wellness physicals for certain of our named executive officers.

(2)	This amount represents a discretionary cash bonus paid to Messrs. Fitzgerald and Hickey in 2019 for work performed in 2018.

(3)	This amount represents a discretionary cash bonus paid to Messrs. Swets, Hickey and Baqar in 2017 for work performed in 2016.

(4)
Amount reflects the aggregate grant date fair value of Restricted Stock Units. The amount was determined by multiplying the grant date fair value of the award by the number of Restricted Stock Units granted. This amount represents Restricted Stock Units awarded August 24, 2016, which become fully vested on March 28, 2024 if Mr. Fitzgerald remains in continuous employment with the Company through such date. The actual value that Mr. Fitzgerald may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

(5)
Amount represents the aggregate grant date fair value of options. The amount does not represent the realized or unrealized earnings or value earned in the year. The actual value that the named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

KINGSWAY FINANCIAL SERVICES INC.

2018 Outstanding Equity Awards at Fiscal Year-End

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)
John T. Fitzgerald	40,000 (2)	n/a	4.67	April 20, 2020	500,000 (3)	$1,435,000
William A. Hickey, Jr.	—	n/a	n/a	n/a	229,500 (4)	$658,665
Larry G. Swets, Jr.	—	n/a	n/a	n/a	247,450 (5)	$710,182
Hassan R. Baqar	—	n/a	n/a	n/a	115,500 (6)	$331,485
Notes:

(1)	The value of the Common Shares is based on the closing price of the Common Shares on the NYSE of $2.87 as of December 31, 2018, the last trading day of the fiscal year.

(2)	This amount represents 40,000 options granted April 20, 2016, which were immediately vested and exercisable as of that date.

(3)
This amount represents Restricted Common Shares awarded September 5, 2018, which become fully vested on March 28, 2024 if Mr. Fitzgerald remains in continuous employment with the Company through such date.

(4)
This amount represents Restricted Common Shares awarded March 28, 2014, which become fully vested as of the tenth anniversary of the date of grant if the participant remains in continuous employment with the Company through such anniversary.

(5)
This amount represents Restricted Common Shares awarded September 5, 2018, which become fully vested after the satisfaction of certain performance conditions, as defined in the Amended and Restated Restricted Stock Award Agreement, dated September 5, 2018.

Potential Payments Upon Termination or Change in Control
The Company maintains a severance policy for the payment of certain benefits to certain eligible employees of the Company, including the named executive officers. Benefits are paid under this policy following a termination of employment in connection with a reduction in work force. Under the policy, upon a qualifying termination of employment, the named executive officers are entitled to two weeks of severance pay for each full year of service with the Company, with a minimum of twelve weeks of severance pay and a maximum of 39 weeks of severance pay. Participants are also entitled to receive subsidized benefits as provided under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") during the severance period.
Mr. Fitzgerald, Mr. Hickey and Mr. Baqar are (or were, as of December 31, 2018, in the case of Mr. Baqar) entitled to receive severance benefits consisting of twelve months of base salary for a termination of employment by the Company, other than for “cause” or by such executive officer for "good reason" or "Constructive Termination," pursuant to the terms of their respective severance and employment arrangements. As defined in each of Messrs. Hickey and Baqar’s respective severance agreements, (A) "cause" means the executive’s involuntary termination due to commission of fraud, embezzlement, theft or other illegal or unethical act likely to materially damage the Company; commission of a terminable offense under the Company’s policies and procedures; conviction of certain crimes; breach of the executive’s confidentiality obligations or duty of loyalty; or the executive’s willful failure to follow the lawful directions of the Company and (B) "good reason" means the executive’s voluntary termination of employment due to a material reduction in the executive’s salary or authority or the Company’s breach of the severance agreement. As defined in Mr. Fitzgerald’s severance agreements, (A) "Cause" means the executive’s involuntary termination due to: (i) an intentional act of fraud, embezzlement, theft, or any other illegal act against the Company, any of which would constitute a felony; (ii) the executive’s improper disclosure or use of the Company’s confidential information but only where the Company has established that such disclosure or use has financially and materially injured the Company; or (iii) a material breach of the executive’s duty of loyalty to the Company but only where the Company has established that such breach has financially and materially injured the Company and (B) "Constructive Termination" means the voluntary termination of the executive’s employment within forty-five (45) days following written notice to each independent member of the Board setting forth in reasonable detail the occurrence of any of the following events without the executive’s written consent that is not cured by the Company within thirty (30) days after such notice: (i) any material diminution in job duties and responsibilities or the imposition of job requirements materially inconsistent with the executive’s position with the Company; (ii) a reduction in the executive’s then-current base salary, other than

KINGSWAY FINANCIAL SERVICES INC.

an across-the-board reduction of no more than ten percent (10%) in the base salary of all executive level employees, (iii) a material reduction in the executive’s annual incentive compensation opportunities; or (iv) the executive has established that he has been subject to a hostile work environment.
The named executive officers have accelerated vesting of their restricted stock under certain scenarios.
Director Compensation – Narrative Description
The Company’s director compensation program is designed to provide nominal compensation for the risks and responsibilities of being a director. Only non-employee directors of the Board are remunerated for serving as directors of the Company. Non-employee directors received a single retainer fee, payable quarterly, in the amount of CAD$100,000 for 2018. The Company also paid an additional fee of CAD$50,000 to each of the Chairman of the Board and the Chair of the Audit Committee. In 2018, the exchange rate fluctuated between $1.00 = CAD$1.2512 and CAD$1.3133. The retainers were paid in the currency of each director’s country of residence.
2018 Director Compensation
The following table provides information regarding the compensation of our non-employee directors for 2018.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Gregory P. Hannon	116,647	n/a	116,647
Terence M. Kavanagh	116,647	n/a	116,647
Doug Levine(2)	44,889	n/a	44,889
Gary R. Schaevitz(3)	32,759	n/a	32,759
Joseph D. Stilwell	77,765	n/a	77,765

Notes:

(1)
Amounts reported in this column include the annual retainer paid to each non-employee director, plus an additional fee of CAD$50,000 paid to each of Messrs. Kavanagh and Hannon for serving as Chairman of the Board and Chair of the Audit Committee, respectively. The annual retainer and the additional fees paid to Messrs. Kavanagh and Hannon were paid in the currency of each director’s country of residence and converted to U.S. dollars based on the exchange rates in effect at the time the payments were made. Messrs. Hannon and Kavanagh were paid in Canadian dollars, and Messrs. Levine, Schaevitz and Stilwell were paid in U.S. dollars.

(2)	Mr. Levine was elected to the Board on May 30, 2018. He received three payments at the CAD$100,000 annualized rate.

(3)	Mr. Schaevitz was a member of the Board through May 30, 2018. He received two payments at the CAD$100,000 annualized rate.
Compensation Committee Interlocks and Insider Participation
The Board has a standing Compensation & Management Resources Committee (the "Compensation Committee") which operates pursuant to a written charter adopted by the Board. The Compensation Committee shall consist of two or more directors, each of whom must satisfy the applicable independence requirements of the New York Stock Exchange and any other regulatory authorities. At least two members of the Committee also must qualify as “outside” directors within the meaning of Internal Revenue Code of 1986, as amended (the "Code") Section 162(m) and as "non-employee" directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board has determined that each member of the Compensation Committee in the fiscal year ended December 31, 2018 was independent under the criteria established by the applicable regulatory authorities.

The Compensation Committee held three (3) meetings in the fiscal year ended December 31, 2018. The responsibilities and duties of the Compensation Committee are set out in the Compensation Committee’s charter, which was amended and adopted by the Board on March 17, 2017 and is available on the Company’s website at www.kingsway-financial.com.

KINGSWAY FINANCIAL SERVICES INC.

The primary purpose of the Compensation Committee is to:

(i)	Assist the Board in discharging its responsibilities in respect of compensation of the Company’s executive officers and subsidiary Presidents;

(ii)	Provide recommendations to the Board in connection with directors' compensation;

(iii)	Provide recommendations to the Board in connection with succession planning for senior management of the Company; and

(iv)	Produce an annual report for inclusion in the Proxy Statement and Annual Report on Form 10-K.

In making its compensation decisions and recommendations, the Compensation Committee may take into account the recommendations of the Chief Executive Officer with respect to the other senior officers of the Company and the President of each of the Company’s subsidiaries. Other than giving such recommendations, however, the Chief Executive Officer has no formal role and no authority to determine the amount or form of executive and director compensation.
The Compensation Committee shall have the sole authority to retain and terminate (or obtain the advice of) any adviser to assist it in the performance of its duties, but only after taking into consideration all factors relevant to the adviser’s independence from management, including those specified in Section 303A.05(c) of the New York Stock Exchange Listed Company Manual. The Compensation Committee shall evaluate and determine whether any compensation consultant retained or to be retained by it has any conflict of interest in accordance with Item 407(e)(3)(iv) of Regulation S-K under the rules and regulations of the SEC. As currently constituted, the Compensation Committee has never engaged a compensation consultant nor does it have any plans to ever do so.

As of February 27, 2020, the Compensation Committee was comprised of Joseph D. Stilwell (Chair) and Terence M. Kavanagh.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	40,000	$4.67	—
Equity compensation plans not approved by security holders	—	n/a	—
Total	40,000	$4.67	—
Security Ownership of Certain Beneficial Owners and Management
In accordance with U.S. securities laws, the following table sets forth certain information regarding beneficial ownership or control or direction, directly or indirectly, of the Common Shares as of February 27, 2020, by: (i) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding Common Shares; (ii) each director and director nominee of the Company; (iii) the Chief Executive Officer and each additional executive officer named under the heading "2018 Summary Compensation Table" in the Proxy Statement; and (iv) all directors, director nominees and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the Common Shares indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is: 150 Pierce Road, 6th Floor, Itasca, IL, 60143.

KINGSWAY FINANCIAL SERVICES INC.

Beneficial Owner	Number of Common Shares, Including Restricted Common Shares	Percent of Common Shares, Including Restricted Common Shares, Outstanding (1)
John T. Fitzgerald	1,017,834(2)	4.45%
Gregory P. Hannon	3,096,074(3)(4)	13.24%
Terence M. Kavanagh	3,096,074(3)(5)	13.24%
Oakmont Capital	3,096,074(3)(6)	13.24%
Doug Levine	1,270,786(7)	5.56%
Joseph D. Stilwell	5,679,539(8)	24.77%
Larry G. Swets, Jr.	1,145,809 (9)	4.98%
William A. Hickey, Jr.	358,677 (10)	1.57%
Hassan R. Baqar	136,743 (11)	*
All Directors, Director Nominees and Executive Officers as a Group (6 persons)	11,422,910	48.13%

* Indicates less than 1%.

(1)
All percentages in this column are calculated based upon: (i) the total number of Common Shares, including Restricted Common Shares, held by the beneficial owner (or all directors and executive officers as a group); plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days; divided by (ii) 22,843,909, being the total number of Common Shares, including Restricted Common Shares, outstanding as of February 27, 2020; plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days. Accordingly, this calculation is not based upon maximum dilution and instead assumes that only the beneficial owner (or all directors and executive officers as a group) exercises or converts all options, Series B Warrants and Preferred Shares exercisable or convertible within sixty (60) days.

(2)	Mr. Fitzgerald owns 977,834 Common Shares, including 500,000 Restricted Common Shares, plus 40,000 options that are currently exercisable.

(3)
Number of Common Shares is reported as described in a Schedule 13D filed with the SEC on March 21, 2019 jointly on behalf of Oakmont Capital Inc., an Ontario corporation ("Oakmont"), E.J.K. Holdings Inc., an Ontario corporation ("EJK"), 1272562 Ontario Inc., an Ontario corporation ("1272562"), Gregory P. Hannon and Terence M. Kavanagh (collectively, the "Oakmont Group"). The business address of these shareholders is 45 St. Clair Avenue West, Suite 400, Toronto, Ontario, M4V 1K9 Canada.

(4)
Mr. Hannon has sole voting power and sole dispositive power with respect to 22,500 Common Shares owned directly by him or through a self-directed Retirement Savings Plan and 4,500 Common Shares owned directly by two trusts for Mr. Hannon’s children (Mr. Hannon is the sole trustee of both of these trusts). In addition, Mr. Hannon has shared voting power and shared dispositive power with respect to (i) 3,000 Common Shares owned directly by 1272562, by virtue of his ownership of all of the outstanding voting stock of 1272562; (ii) 4,000 Common Shares owned directly by Gilter Inc., an Ontario corporation of which all of the outstanding voting stock is owned by the Gregory Hannon Family Trust (Mr. Hannon is one of two trustees of this trust); (iii) 2,468,037 Common Shares owned directly by Oakmont, by virtue of his ownership of all of the capital stock of 1272562, and 1272562’s ownership of 50% of the outstanding voting stock of Oakmont and its right to nominate one of the two members of the Board of Directors of Oakmont; (iv) 82,143 Common Shares issuable upon the conversion of 13,143 shares of Preferred Shares owned by Oakmont; (v) 463,394 Common Shares currently issuable upon exercise of Series B Warrants owned by Oakmont; and (vi) 13,750 Common Shares owned directly by Mr. Hannon’s spouse. Mr. Hannon may be deemed to be a beneficial owner of the balance of the 3,096,074 Common Shares beneficially owned by the Oakmont Group, by virtue of his participation in the Oakmont Group.

(5)
Mr. Kavanagh has sole voting power and sole dispositive power with respect to 26,875 Common Shares owned through a self-directed Retirement Savings Plan, 1,750 Common Shares owned directly and 125 Common Shares owned directly by a trust for his nephew (Mr. Kavanagh is the sole trustee). Mr. Kavanagh has shared voting power and shared dispositive power with respect to (i) the 6,000 Common Shares owned directly by EJK, by virtue of Mr. Kavanagh’s ownership of all of the outstanding voting stock of EJK; (ii) the 2,468,037 Common Shares owned directly by Oakmont, by virtue of Mr. Kavanagh’s ownership of all the outstanding voting stock of EJK, and EJK’s ownership of 50% of the outstanding voting stock of Oakmont and its right to nominate one of the two members of the Board of Directors of Oakmont; (iii) 82,143 Common Shares issuable upon the conversion of 13,143 shares of Preferred Shares owned by Oakmont; and (iv) 463,394 Common Shares currently issuable upon exercise of Series B Warrants owned by Oakmont. Mr. Kavanagh may be deemed to be a beneficial owner of the balance of the 3,096,074 Common Shares beneficially owned by the Oakmont Group, by virtue of his participation in the Oakmont Group.

(6)
Oakmont has sole voting power and sole dispositive power with respect to: (i) the 2,468,037 Common Shares that it owns directly; (ii) 82,143 Common Shares issuable upon the conversion of 13,143 shares of Preferred Shares owned by Oakmont; and (iii) 463,394 Common Shares currently issuable upon exercise of Series B Warrants owned by Oakmont. Oakmont may be deemed to be a beneficial owner of the balance of the 3,096,074 Common Shares beneficially owned by the Oakmont Group, by virtue of its participation in the Oakmont Group.

(7)	Mr. Levine directly owns 991,484 Common Shares. Mr. Levine indirectly owns 90,200 Common Shares, through the holdings of family members, and 189,102 Common Shares via a trust.

KINGSWAY FINANCIAL SERVICES INC.

(8)
Number of Common Shares is reported as described in a Schedule 13D filed with the SEC on March 29, 2019 on behalf of Stilwell Activist Fund, L.P., a Delaware limited partnership ("Stilwell Activist Fund"); Stilwell Activist Investments, L.P., a Delaware limited partnership ("Stilwell Activist Investments"); Stilwell Associates, L.P., a Delaware limited partnership ("Stilwell Associates"); Stilwell Value Partners VII, L.P., a Delaware limited partnership ("Stilwell Value Partners VII"); Stilwell Value LLC, a Delaware limited liability company ("Stilwell Value LLC" and, collectively with Stilwell Activist Fund, Stillwell Activist Investments, Stilwell Associates, and Stilwell Value Partners VII, the "Investment Partnership"); and Joseph D. Stilwell, a U.S. citizen. The Investment Partnerships are private investment partnerships engaged in the purchase and sale of securities for their own accounts. Stilwell Value LLC is the general partner of each of the Investment Partnerships, and Mr. Stilwell is the managing member and owner of Stilwell Value LLC. The Investment Partnerships have shared voting and shared dispositive power over 5,679,539 Common Shares, consisting of (i) 5,597,396 Common Shares owned of record, and (ii) 82,143 Common Shares issuable upon the conversion of 13,143 shares of Preferred Shares. The members of the Group also hold Series B Warrants to purchase 708,347 Common Shares currently issuable upon exercise of Series B Warrants; however, each of the Investment Partnerships has entered a Statement of Undertaking with the Company in which they undertook not to exercise the Series B Warrants until the earlier of: (i) July 15, 2020; or (ii) the execution by all of the Investment Partnerships and the Company of a written instrument that terminates the Statement of Undertaking.. The business address of this shareholder is 111 Broadway, 12th Floor, New York, NY 10006.

(9)	Mr. Swets owns 963,273 Common Shares, including 247,450 Restricted Common Shares; and 182,536 Common Shares currently issuable upon exercise of Series B Warrants.

(10)	Mr. Hickey owns 333,177 Common Shares, including 229,500 Restricted Common Shares; and 25,500 Common Shares currently issuable upon exercise of Series B Warrants.

(11)	Mr. Baqar owns 124,243 Common Shares and 12,500 Common Shares currently issuable upon exercise of Series B Warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Transactions with Related Persons
For a description of the Company’s relationships and transactions with related persons, see Note 30, "Related Parties," to the Consolidated Financial Statements.

Item 14. Principal Accounting Fees and Services
Audit Fees
The aggregate fees billed by RSM US LLP ("RSM US") for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries, including expenses reimbursed, were $1,274,171 related to fiscal year 2018. The aggregate fees billed by BDO USA, LLP ("BDO USA") for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries, and for the reviews of the Company’s quarterly financial statements, including expenses reimbursed, were $108,768 for partial year worked performed in fiscal year 2018 and $957,237 related to fiscal year 2017.
Audit-Related Fees
The aggregate audit-related fees, including expenses reimbursed, billed by RSM US for services rendered to the Company and its subsidiaries pertaining to the audit of the 401(k) plan were $18,703 related to fiscal year 2018. The aggregate audit-related fees, including expenses reimbursed, billed by BDO USA for services rendered to the Company and its subsidiaries pertaining to the audit of the 401(k) plan were $17,910 related to fiscal year 2017.
Tax Fees
The aggregate fees, including expenses reimbursed, billed by RSM US for tax compliance, tax advice and tax planning serviceswere zero in fiscal year 2018. The aggregate fees, including expenses reimbursed, billed by BDO USA for tax compliance, tax advice and tax planning services were zero in fiscal years 2018 and 2017.
All Other Fees
The aggregate fees, including expenses reimbursed, billed by RSM US for services other than the services reported above under "Audit Fees," "Audit-Related Fees" and "Taxes" were zero in fiscal year 2018. The aggregate fees, including expenses reimbursed, billed by BDO USA for services other than the services reported above under "Audit Fees," "Audit-Related Fees" and "Taxes" were $60,015 related to fiscal year 2018 and $4,175 related to fiscal year 2017.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2018 Annual Report on Form 10-K.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
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
Schedule III    Valuation and Qualifying Accounts
(3) Exhibits. The exhibits listed in the accompanying "Index to Exhibits" that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2018
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$5,547	$5,547
States, municipalities and political subdivisions	621	607	607
Mortgage-backed	3,256	3,186	3,186
Corporate	2,961	2,920	2,920
Total fixed maturities	12,432	12,260	12,260
Equity investments:
Common stock	1,286	801	801
Warrants	988	55	55
Total equity investments	2,274	856	856
Limited liability investments (1)	4,790	—	4,790
Limited liability investments, at fair value	26,015	26,015	26,015
Investments in private companies	2,465	3,090	3,090
Real estate investments	10,225	10,662	10,662
Other investments (1)	2,079	—	2,079
Short-term investments (1)	152	—	152
Total investments	$60,432	$52,883	$59,904
(1) Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2018	December 31, 2017

Assets
Investments in subsidiaries	$16,843	$39,186
Equity investments	71	491
Cash and cash equivalents	759	688
Investment in investee	951	5,230
Other assets	82	3,134
Total Assets	$18,706	$48,729
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$444	$2,183
Total Liabilities	444	2,183

Class A preferred stock	5,800	5,180

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	353,890	356,171
Accumulated deficit	(382,196)	(310,953)
Accumulated other comprehensive income (loss)	40,768	(3,852)
Shareholders' equity attributable to common shareholders	12,462	41,366
Total Liabilities, Class A preferred stock and Shareholders' Equity	$18,706	$48,729
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2018	2017
Revenues:
Net investment (loss) income	$(2)	$35
Loss on change in fair value of equity investments	(211)	—
Total revenues	(213)	35
Expenses:
General and administrative expenses	223	3,760
Non-operating other expense (income)	132	(165)
Equity in net loss (income) of investee	2,499	(2,115)
Total expenses	2,854	1,480
Loss from continuing operations before income tax expense (benefit) and equity in loss of subsidiaries	(3,067)	(1,445)
Income tax expense (benefit)	—	—
Equity in loss of subsidiaries	(25,269)	(10,164)
Net loss	$(28,336)	$(11,609)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2018	2017

Net loss	$(28,336)	$(11,609)
Other comprehensive income (loss), net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	(139)
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	(139)
Equity in other comprehensive income (loss) of subsidiaries	4,124	(3,504)
Other comprehensive income (loss)	4,124	(3,643)
Comprehensive loss	$(24,212)	$(15,252)
(1) Net of income tax expense (benefit) of $0 and $0 in 2018 and 2017, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities:
Net loss	$(28,336)	$(11,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	25,269	10,164
Equity in net loss (income) of investee	2,499	(2,115)
Dividend received from investee	780	—
Stock-based compensation (benefit) expense, net of forfeitures	(1,661)	1,186
Loss on change in fair value of equity investments	211	—
Other, net	138	(404)
Net cash used in operating activities	(1,100)	(2,778)
Investing activities:
Purchases of equity investments	—	(630)
Proceeds from sale of equity investments	215	—
Proceeds from sale of investee	1,001	—
Net cash provided by (used in) investing activities	1,216	(630)
Financing activities:
Proceeds from issuance of common stock, net	—	(47)
Capital contributions to subsidiaries	(45)	(7,326)
Net cash used in financing activities	(45)	(7,373)
Net increase (decrease) in cash and cash equivalents	71	(10,781)
Cash and cash equivalents at beginning of period	688	11,469
Cash and cash equivalents at end of period	$759	$688

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Valuation and Qualifying Accounts

(in thousands)
	Balance at Beginning of Year	Charged to Income Tax (Benefit) Expense	Tax Act Rate Change	Disposals and Other	Balance at End of Year
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2018	$173,965	$4,562	$—	$(7,071)	$171,456
Year Ended December 31, 2017	$268,418	$3,169	$(105,598)	$7,976	$173,965
See accompanying report of independent registered accounting firm.

Item 16.     Form 10-K Summary

None.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	February 27, 2020	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	February 27, 2020

/s/ William A. Hickey, Jr. William A. Hickey, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2020

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	February 27, 2020

/s/ Gregory Hannon Gregory Hannon	Director	February 27, 2020

/s/ Doug Levine Doug Levine	Director	February 27, 2020

/s/ Joseph Stilwell Joseph Stilwell	Director	February 27, 2020

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
2.1
Stock Purchase Agreement, dated April 1, 2015, by and among National General Holdings Corp., as Buyer, and Kingsway America Inc. and Mendota Insurance Company, as Sellers (included as Exhibit 2.1 to the Form 8-K, filed April 7, 2015, and incorporated herein by reference).

2.2
Stock Purchase Agreement, dated as of May 17, 2016, by and among CMC Acquisition, LLC, CRIC TRT Acquisition LLC and BNSF-Delpres Investments Ltd. (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2016, and incorporated herein by reference).

2.3
Amendment to Stock Purchase Agreement, dated as of June 17, 2016, by and among CMC Acquisition, LLC, CRIC TRT Acquisition LLC, and BNSF-Delpres Investments Ltd. (included as Exhibit 2.1 to the Form 8-K, filed June 17, 2016, and incorporated herein by reference).

2.4
Stock Purchase Agreement by and among Premier Holdings, LLC, Advantage Auto MGA, LLC, Mendota Insurance Company, Kingsway America Inc. and Kingsway Financial Services Inc., dated as of July 16, 2018 (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2018, and incorporated herein by reference).

3.1	Certificate of Incorporation of Kingsway Financial Services Inc. (included as Exhibit 3.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

3.2	By laws of Kingsway Financial Services Inc. (included as Exhibit 3.2 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

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

4.4
Indenture dated May 22, 2003 among Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company (included as Exhibit 4.6 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.5
Junior Subordinated Indenture dated September 30, 2003 between Kingsway America Inc. and J.P Morgan Chase Bank (included as Exhibit 4.7 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.6
Indenture dated December 16, 2003 among Kingsway America Inc., Kingsway Financial Services Inc., and Wilmington Trust Company (included as Exhibit 4.8 to the Form 10-K, filed March 30, 2012, and incorporated herein by reference).

4.7	Amended and Restated Common Stock Series B Warrant Agreement, dated July 8, 2014 (included as Exhibit 4.1 to the Form 8-K, filed July 10, 2014, and incorporated herein by reference).

4.8	Form of Stock Certificate (included as Exhibit 4.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

10.1
Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2013, and incorporated herein by reference). *

10.2	Form of Subscription Agreement (included as Exhibit 10.1 to the Form 8-K, filed December 27, 2013, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.3
Registration Rights Agreement, dated as of February 3, 2014, by and among the Company and the other parties signatory thereto (included as Exhibit 10.2 to the Form 8-K, filed February 4, 2014, and incorporated herein by reference).

10.4
Kingsway America Inc. Employee Share Purchase Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2014 and incorporated herein by reference). *

10.5
Agreement to Buyout and Release, dated as of February 24, 2015, by and between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (included as Exhibit 10.1 to the Form 8-K, filed February 27, 2015, and incorporated herein by reference).

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

10.11
Stock Purchase Agreement, dated as of November 9, 2016, by and between the Company and GrizzlyRock Institutional Value Partners, LP (included as Exhibit 10.1 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.12
Stock Purchase Agreement, dated as of November 9, 2016, by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.2 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.13
Stock Purchase Agreement, dated as of November 9, 2016, by and between the Company and Yorkmont Capital Partners, LP (included as Exhibit 10.3 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.14
Registration Rights Agreement, dated as of November 16, 2016, by and among the Company, GrizzlyRock Institutional Value Partners, LP and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.4 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.15
Registration Rights Agreement, dated as of November 16, 2016, by and between the Company and Yorkmont Capital Partners, LP (included as Exhibit 10.5 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.16
Right of First Offer Agreement, dated as of November 16, 2016, by and between the Company and GrizzlyRock Institutional Value Partners, LP (included as Exhibit 10.6 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.17
Right of First Offer Agreement, dated as of November 16, 2016, by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.7 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.18	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.19	Offer Letter, dated as of September 5, 2018, by and between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.20
Severance Agreement, dated as of September 5, 2018, by and between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.21
Restricted Stock Agreement, dated as of September 5, 2018, by and between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.22	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.23
Separation Agreement and Release, dated as of September 5, 2018, by and between Kingsway America Inc. and Larry G. Swets, Jr. (included as Exhibit 10.6 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.24
Senior Advisor Agreement, dated as of September 5, 2018, by and between Kingsway America Inc. and Larry G. Swets, Jr. (included as Exhibit 10.7 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.25
Amended and Restated Restricted Stock Agreement, dated as of September 5, 2018, by and between the Company and Larry G. Swets, Jr. (included as Exhibit 10.8 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.26
Membership Interest Purchase Agreement, dated as of September 5, 2018, by and between 1347 Capital LLC and IGI Partners, LLC (included as Exhibit 10.9 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.27	Letter Agreement, dated as of May 30, 2018, by and between the Company and Larry Swets (included as Exhibit 10.9 to Form 10-Q, Filed November 9, 2018, and incorporated herein by reference).

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to Form 10-K, Filed March 16, 2018, and incorporated herein by reference).

21	Subsidiaries of Kingsway Financial Services Inc.

23.1	Consent of RSM US LLP

23.2	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

