Form 10-Q
period 2019-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2020-04-09
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2019
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

150 E. Pierce Road, Itasca, IL 60143
(Address of principal executive offices and zip code)
1-416-848-1171
(Registrant's telephone number, including area code)
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of April 9, 2020 was 22,958,519.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $20,241 and $12,432, respectively)	$20,165	$12,260
Equity investments, at fair value (cost of $2,274 and $2,274, respectively)	934	856
Limited liability investments	4,697	4,790
Limited liability investments, at fair value	30,101	26,015
Investments in private companies, at adjusted cost	2,911	3,090
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	800	2,079
Short-term investments, at cost which approximates fair value	153	152
Total investments	70,423	59,904
Cash and cash equivalents	13,352	14,619
Restricted cash	17,178	16,959
Investment in investee	918	951
Accrued investment income	413	420
Service fee receivable, net of allowance for doubtful accounts of $265 and $191, respectively	5,018	3,434
Other receivables, net of allowance for doubtful accounts of $201 and $184, respectively	10,318	9,523
Deferred acquisition costs, net	7,220	6,904
Property and equipment, net of accumulated depreciation of $17,219 and $15,958, respectively	102,151	103,142
Right-of-use asset	2,494	—
Goodwill	82,104	74,659
Intangible assets, net of accumulated amortization of $11,115 and $10,594, respectively	88,451	83,266
Other assets	5,017	4,459
Total Assets	$405,057	$378,240
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	16,080	14,786
Income taxes payable	2,556	2,400
Deferred service fees	59,443	47,130
Unpaid loss and loss adjustment expenses	1,439	2,073
Bank loans	12,701	3,917
Notes payable	198,191	199,316
Subordinated debt, at fair value	50,392	50,023
Lease liability	2,655	—
Net deferred income tax liabilities	28,951	28,537
Total Liabilities	372,408	348,182

Redeemable Class A preferred stock, no par value; 1,000,000 and unlimited number authorized at March 31, 2019 and December 31, 2018, respectively; 222,876 and 222,876 issued and outstanding at March 31, 2019 and December 31, 2018, respectively; redemption amount of $7,381 and $7,278 at March 31, 2019 and December 31, 2018, respectively	6,046	5,800

Shareholders' Equity:
Common stock, no par value; 50,000,000 and unlimited number authorized at March 31, 2019 and December 31, 2018, respectively; 21,866,959 and 21,787,728 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	353,886	353,890
Accumulated deficit	(379,218)	(382,196)
Accumulated other comprehensive income	39,922	40,768
Shareholders' equity attributable to common shareholders	14,590	12,462
Noncontrolling interests in consolidated subsidiaries	12,013	11,796
Total Shareholders' Equity	26,603	24,258
Total Liabilities, Class A preferred stock and Shareholders' Equity	$405,057	$378,240

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019		2018
Revenues:

Service fee and commission income	$9,815		$9,651
Rental income	3,341		3,348
Other income	145		213
Total revenues	13,301		13,212
Operating expenses:
Claims authorized on vehicle service agreements	1,887		1,372
Loss and loss adjustment expenses	107		346
Commissions	918		913
Cost of services sold	1,359		2,252
General and administrative expenses	8,402		7,476
Leased real estate segment interest expense	1,527		1,552
Total operating expenses	14,200		13,911
Operating loss	(899)		(699)
Other revenues (expenses), net:
Net investment income	699	—	638
Net realized gains	315	—	265
Gain on change in fair value of equity investments	78	—	1,165
Gain (loss) on change in fair value of limited liability investments, at fair value	4,265		(936)
Net change in unrealized gain on private company investments	19		—
Other-than-temporary impairment loss	(75)	—	—
Non-operating other income	154	—	7
Interest expense not allocated to segments	(2,102)		(1,717)
Amortization of intangible assets	(521)		(255)
Gain (loss) on change in fair value of debt	576		(919)
Equity in net (loss) income of investee	(33)		101
Total other revenues (expenses), net	3,375		(1,651)
Income (loss) from continuing operations before income tax (benefit) expense	2,476		(2,350)
Income tax (benefit) expense	(713)		254
Income (loss) from continuing operations	3,189		(2,604)
Income from discontinued operations, net of taxes	—		386
Net income (loss)	3,189		(2,218)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	211		359
Less: dividends on preferred stock, net of tax	246		253
Net income (loss) attributable to common shareholders	$2,732		$(2,830)
Earnings (loss) per share - continuing operations:
Basic:	$0.13		$(0.15)
Diluted:	$0.13		$(0.15)
Earnings per share - discontinued operations:
Basic:	$—		$0.02
Diluted:	$—		$0.02
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.13		$(0.13)
Diluted:	$0.13		$(0.13)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,841		21,708
Diluted:	21,841		21,708

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018

Net income (loss)	$3,189	$(2,218)
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized gains (losses) arising during the period	111	(365)
Reclassification adjustment for amounts included in net income (loss)	(6)	(7)
Change in fair value of debt attributable to instrument-specific credit risk	(945)	(434)
Other comprehensive loss	(840)	(806)
Comprehensive income (loss)	2,349	(3,024)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	217	353
Comprehensive income (loss) attributable to common shareholders	$2,132	$(3,377)
(1) Net of income tax (benefit) expense of $0 and $0 for the three months ended March 31, 2019 and March 31, 2018, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—		—	—
Net income	—	—	—	2,978	—	2,978	211	3,189
Preferred stock dividends	—	—	(246)	—	—	(246)	—	(246)
Other comprehensive (loss) income	—	—	—	—	(846)	(846)	6	(840)
Stock-based compensation	—	—	242	—	—	242	—	242
Balance, March 31, 2019	21,866,959	$—	$353,886	$(379,218)	$39,922	$14,590	$12,013	$26,603

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2017	21,708,190	$—	$356,171	$(310,953)	$(3,852)	$41,366	$9,361	$50,727
Cumulative effect of adoption of ASU 2014-09	—	—	—	(647)	—	(647)	(7)	(654)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(40,495)	40,495	—	—	—
Balance at January 1, 2018, as adjusted	21,708,190	—	356,171	(352,095)	36,643	40,719	9,354	50,073
Net (loss) income	—	—	—	(2,577)	—	(2,577)	359	(2,218)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	425	425
Preferred stock dividends, net of tax	—	—	(253)	—	—	(253)	—	(253)
Other comprehensive loss	—	—	—	—	(799)	(799)	(7)	(806)
Stock-based compensation	—	—	293	—	—	293	—	293
Balance, March 31, 2018	21,708,190	$—	$356,211	$(354,672)	$35,844	$37,383	$10,131	$47,514
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities:
Net income (loss)	$3,189	$(2,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations, net of taxes	—	(386)
Equity in net loss (income) of investee	33	(101)
Equity in net loss of limited liability investments	18	8
Depreciation and amortization expense	1,606	1,341
Stock-based compensation expense, net of forfeitures	242	292
Net realized gains	(315)	(265)
Gain on change in fair value of equity investments	(78)	(1,165)
(Gain) loss on change in fair value of limited liability investments, at fair value	(4,265)	936
Net change in unrealized gain on private company investments	(19)	—
(Gain) loss on change in fair value of debt	(576)	919
Deferred income taxes, adjusted for Geminus liabilities assumed	(849)	23
Other-than-temporary impairment loss	75	—
Amortization of fixed maturities premiums and discounts	6	17
Amortization of note payable premium	(231)	(237)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired	(1,071)	(1,335)
Other receivables, net, adjusted for Geminus assets acquired	(783)	(1,242)
Deferred acquisition costs, net	(316)	(103)
Unpaid loss and loss adjustment expenses	(634)	94
Deferred service fees, adjusted for Geminus liabilities assumed	1,749	2,469
Other, net, adjusted for Geminus assets acquired and liabilities assumed	(708)	1,182
Cash (used in) provided by operating activities - continuing operations	(2,927)	229
Cash used in operating activities - discontinued operations	—	(1,821)
Net cash used in operating activities	(2,927)	(1,592)
Investing activities:
Proceeds from sales and maturities of fixed maturities	2,694	3,658
Proceeds from sales of equity investments	—	3,633
Purchases of fixed maturities	(6,104)	(1,885)
Purchases of equity investments	—	(744)
Net acquisitions of limited liability investments	—	(8)
Net proceeds from (purchases of) limited liability investments, at fair value	249	(251)
Net proceeds from investments in private companies	249	41
Net proceeds from other investments	1,335	405
Net proceeds from short-term investments	7	—
Acquisition of business, net of cash acquired	(4,321)	—
Net purchases of property and equipment, adjusted for Geminus assets acquired	(16)	(53)
Cash (used in) provided by investing activities - continuing operations	(5,907)	4,796
Cash provided by investing activities - discontinued operations	—	1,299
Net cash (used in) provided by investing activities	(5,907)	6,095
Financing activities:
Taxes paid related to net share settlements of restricted stock awards	(89)	—
Principal proceeds from bank loan, net of debt issuance costs of $981	9,019	—
Principal payments on bank loan	(250)	(250)
Principal payments on notes payable	(894)	(803)
Cash provided by (used in) financing activities - continuing operations	7,786	(1,053)
Cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	7,786	(1,053)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(1,048)	3,972
Cash and cash equivalents and restricted cash at beginning of period	31,578	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,578	20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$30,530	$24,334

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2018 Annual Report") for the year ended December 31, 2018.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 7, "Variable Interest Entities," to the consolidated financial statements in the 2018 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.
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
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt and warrant liability are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The fair value of the Company's investment in investee is based on quoted market prices. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
The Company's financial results contained herein are reported in U.S. dollars unless otherwise indicated.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as set forth below and as discussed in Note 4, "Recently Issued Accounting Standards," related to the Company's adoption of ASU 2016-02 effective January 1, 2019, there have been no material changes to our significant accounting policies as reported in our 2018 Annual Report.
Holding Company Liquidity
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income. The Company's insurance subsidiaries fund their obligations primarily through investment income and maturities in the investments portfolios.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
Actions available to the holding company to increase liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; distributions from the Company’s Extended Warranty subsidiaries, subject to certain restrictions; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.
Dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $4.2 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately nine months of operating cash. These amounts are reflected in the cash and cash equivalents of $13.4 million and $14.6 million reported at March 31, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of March 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.5 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
The Company notes there are several variables to consider in such a situation, and management is currently exploring the following opportunities: negotiating with the holders of the Preferred Shares with respect to the Redemption Date and/or other key provisions, raising additional funds through capital market transactions, as well as the Company’s continued strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received. The Company also notes that the conversion of any Preferred Shares that might occur prior to April 1, 2021 would impact its analysis as of April 1, 2021.
Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, excluding the cash that may be required to redeem the Preferred Shares and deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

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

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

the Company granted restricted common stock awards to a nonemployee. Refer to Note 18, "Stock-Based Compensation," for further details.

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The accounting treatment for lessors will remain relatively unchanged. The Company adopted ASU 2016-02 using the modified retrospective transition method and did not restate comparative periods. The adoption had a significant effect on the Company's consolidated balance sheet. Refer to Note 14, "Leases," for further information regarding the adoption of ASU 2016-02.

(b)    Accounting Standards Not Yet Adopted:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, per ASU 2019-10 the Company would adopt ASU 2016-13 beginning January 1, 2023, as the Company is considered to be a smaller reporting company. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). Among other things, ASU 2018-17 changes how all entities that apply the variable interest entity ("VIE") guidance evaluate decision making fees. Under ASU 2018-17, when an entity determines whether a decision-making fee is a variable interest, it considers indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. The new approach is consistent with how indirect interests held by related parties under common control are evaluated when determining whether a reporting entity is the primary beneficiary of a VIE. ASU 2018-17 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating ASU 2018-17 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

NOTE 5 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
Geminus Holdings Company, Inc.:
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus Holding Company, Inc. ("Geminus") for total consideration of $8.4 million, comprised of $7.7 million of cash and an installment payable to the seller of $0.7 million due February 15, 2020. The payable to seller was paid in full by February 15, 2020. As further discussed in Note 20, "Segmented Information," Geminus is included in the Extended Warranty segment. Geminus is a specialty, full-service provider of vehicle service agreements and other finance and insurance products to used car buyers around the country. Geminus, headquartered i

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

n Wilkes-Barre, Pennsylvania, has been creating, marketing and administering these products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill of $7.4 million was recognized, and $5.7 million of separately identifiable intangible assets were recognized resulting from the valuations of acquired customer relationships and trade names. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. During the three months ended March 31, 2019 and March 31, 2018, the Company incurred acquisition-related expenses of $0.0 million and zero, respectively, which are included in general and administrative expenses in the consolidated statements of operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
March 1, 2019
Investments	$4,405
Cash and cash equivalents	755
Restricted cash	2,650
Accrued investment income	32
Service fee receivable	513
Other receivables	12
Property and equipment, net	79
Goodwill	7,445
Intangible assets not subject to amortization - trade names	1,974
Intangible asset subject to amortization - customer relationships	3,732
Prepaids and other	620
Total assets	$22,217

Accrued expenses and other liabilities	$2,018
Income taxes payable	1
Deferred service fees	10,564
Net deferred income tax liabilities	1,263
Total liabilities	$13,846

Purchase price	$8,371
The consolidated statements of operations include the earnings of Geminus from the date of acquisition. From the date of acquisition through March 31, 2019, Geminus earned revenue of $0.9 million and net income of $0.6 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the three months ended March 31, 2019 and March 31, 2018 as if Geminus had been acquired on January 1, 2018. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2018 or project our results of operations as of any future date or for any future period, as applicable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands, except per share data)	Three months ended March 31,
	2019	2018
Revenues	$15,265	$15,764
Income (loss) from continuing operations attributable to common shareholders	$1,582	$(3,517)
Basic earnings (loss) per share - continuing operations	$0.07	$(0.16)
Diluted earnings (loss) per share - continuing operations	$0.07	$(0.16)

(b)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation, and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of zero for the three months ended March 31, 2018. For the year ended December 31, 2018, the Company recognized a loss on disposal of Mendota of $8.5 million.

The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim. The Company estimates it will incur a net loss of approximately $1.6 million related to the settlement of the remaining specified claim, which the Company will report in its consolidated statement of operations for the year ended December 31, 2019. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Summary financial information for Mendota included in income from discontinued operations, net of taxes in the statements of operations for the three months ended March 31, 2018 is presented below:

(in thousands)	Three months ended March 31,
2018
Income from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$28,636
Total revenues	28,636
Other revenue (expenses), net:
Loss and loss adjustment expenses	(22,801)
Commissions and premium taxes	(4,163)
General and administrative expenses	(3,954)
Net investment income	226
Gain on change in fair value of equity investments	11
Other income	2,431
Total other revenue (expenses), net	(28,250)
Income from discontinued operations before income tax benefit	386
Income tax benefit	—
Total income from discontinued operations, net of taxes	$386

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2019 and December 31, 2018 are summarized in the tables shown below:

(in thousands)	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,174	$28	$33	$13,169
States, municipalities and political subdivisions	619	—	10	609
Mortgage-backed	2,971	1	44	2,928
Corporate	3,477	5	23	3,459
Total fixed maturities	$20,241	$34	$110	$20,165

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$1	$48	$5,547
States, municipalities and political subdivisions	621	—	14	607
Mortgage-backed	3,256	—	70	3,186
Corporate	2,961	—	41	2,920
Total fixed maturities	12,432	1	173	12,260

The table below summarizes the Company's fixed maturities at March 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,338	$10,336
Due after one year through five years	8,251	8,206
Due after five years through ten years	982	964
Due after ten years	670	659
Total	$20,241	$20,165

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of March 31, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$50	$1	$2,423	$32	$2,473	$33
States, municipalities and political subdivisions	—	—	609	10	609	10
Mortgage-backed	251	—	1,933	44	2,184	44
Corporate	204	—	1,919	23	2,123	23
Total fixed maturities	$505	$1	$6,884	$109	$7,389	$110

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands)					December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,497	$1	$2,609	$47	$4,106	$48
States, municipalities and political subdivisions	—	—	606	14	606	14
Mortgage-backed	800	1	2,134	69	2,934	70
Corporate	595	1	2,151	40	2,746	41
Total fixed maturities	$2,892	$3	$7,500	$170	$10,392	$173
There are approximately 51 and 64 individual available-for-sale investments that were in unrealized loss positions as of March 31, 2019 and December 31, 2018, respectively.
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

•	reviewing the trading range of certain investments over the preceding calendar period;

•	assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;

•	assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and

•	assessing the Company's ability and intent to hold these investments at least until any potential investment impairment is recovered.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of $0.1 million and zero for other-than-temporary impairment related to limited liability investments for the three months ended March 31, 2019 and March 31, 2018, respectively. There were no write-downs for other-than-temporary impairments related to available-for sale investments recorded for the three months ended March 31, 2019 and March 31, 2018.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

The Company does not have any exposure to subprime mortgage-backed investments.
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2019 and December 31, 2018, the carrying value of limited liability investments totaled $4.7 million and $4.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At March 31, 2019, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represents the Company's investment in 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings").
The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock.
During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  During the third and fourth quarters of 2019 and through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in the Company recording loss on change in fair value related to its investment in 1347 Investors and Limbach of $2.7 million, $0.7 million and $0.6 million, respectively.
As of March 31, 2019 and December 31, 2018, the carrying value of the Company's limited liability investments, at fair value was $30.1 million and $26.0 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of zero and $0.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. At March 31, 2019, the Company has unfunded commitments totaling $0.6 million to fund limited liability investments, at fair value, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more requests for funds are planned.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2019 and December 31, 2018, the carrying value of the Company's investments in private companies totaled $2.9 million and $3.1 million, respectively. Included in net change in unrealized gain on private company investments in the consolidated statements of operations are $0.0 million and zero for observable price changes related to investments in private companies during the three months ended March 31, 2019 and March 31, 2018.
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

As a result of the analysis performed, the Company recorded no write-downs for other-than-temporary impairments related to investments in private companies for the three months ended March 31, 2019 and March 31, 2018.
Real estate investments are reported at fair value. As of March 31, 2019 and December 31, 2018, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.
Other investments include collateral loans and are reported at their unpaid principal balance. As of March 31, 2019 and December 31, 2018, the carrying value of other investments totaled $0.8 million and $2.1 million, respectively.
The Company had previously entered into two separate performance share grant agreements with 1347 Property Insurance Holdings, Inc. ("PIH"), whereby the Company will be entitled to receive up to an aggregate of 475,000 shares of PIH common stock upon

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

achievement of certain milestones for PIH’s stock price. Pursuant to the performance share grant agreements, if at any time the last sales price of PIH’s common stock equals or exceeds: (i) $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 100,000 shares of PIH common stock; (ii) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 100,000 shares of common stock earned pursuant to clause (i) herein); (iii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 225,000 shares of common stock earned pursuant to clauses (i) and (ii) herein); and (iv) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, the Company will receive 125,000 shares of PIH common stock (in addition to the 350,000 shares of common stock earned pursuant to clauses (i), (ii) and (iii) herein). To the extent shares of PIH common stock are granted to the Company under either of the performance share grant agreements, they will be recorded at the time the shares are granted and will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.
On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. For the three months ended March 31, 2018, the Company recorded a gain, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $0.3 million related to this transaction. No shares were received by the Company under either of the performance share grant agreements as of March 31, 2019.
Net investment income for the three months ended March 31, 2019 and March 31, 2018 is comprised as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Investment income:
Interest from fixed maturities	$73	$33
Dividends	58	74
Loss from limited liability investments	(18)	(8)
Income from limited liability investments, at fair value	235	219
Income from real estate investments	200	200
Other	178	128
Gross investment income	726	646
Investment expenses	(27)	(8)
Net investment income	$699	$638
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three months ended March 31, 2019 and March 31, 2018 are comprised as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Gross realized gains	$315	$265
Gross realized losses	—	—
Net realized losses	$315	$265

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Gain on change in fair value of equity investments for the three months ended March 31, 2019 and March 31, 2018 is comprised as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Net gains recognized on equity investments sold during the period	$—	$555
Change in unrealized losses on equity investments held at end of the period	78	610
Gain on change in fair value of equity investments	$78	$1,165
Short-term investments and fixed maturities with an estimated fair value of $0.2 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $17.2 million and $17.0 million at March 31, 2019 and December 31, 2018, respectively. Included in restricted cash are (i) $5.0 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $9.9 million and $10.0 million at March 31, 2019 and December 31, 2018, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus; (iii) $1.9 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.4 million and $0.1 million at March 31, 2019 and December 31, 2018, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

Impact of COVID-19 on Investments
As discussed in Note 24, "Subsequent Event," in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

As part of the Company’s March 31, 2020 quarterly impairment analysis of its investments in private companies, the Company determined that it should write-down one of its investments by 90%, or $0.7 million, for other-than-temporary impairments as a result of the impacts of COVID-19 on the investment's underlying business. The Company continues to assess the impact that the COVID-19 pandemic may have on the value of its various investments, which could result in future material decreases in the underlying investment value. Such decreases may be considered temporary or could be deemed to be other-than-temporary and management may be required to record write-downs of the related investments in future reporting periods.

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). The carrying value of the Company’s investment in investee is accounted for under the equity method, calculated using ICL’s reported financial statements. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at March 31, 2019 and December 31, 2018 were as follows:

(in thousands, except for percentages)
	March 31, 2019			December 31, 2018
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	22.9%	$1,268	$918	22.9%	$951	$951

The estimated fair value of the Company's investment in ICL at March 31, 2019 in the table above is calculated based on the published closing price of ICL at March 31, 2019.
The carrying value of the Company's investment in investee at December 31, 2018, using ICL’s financial statements reported as of and for the period ended September 30, 2018, was calculated to be $2.7 million. The Company performed an analysis to determine whether its $2.7 million carrying value calculated under the equity method is recoverable. As part of its analysis, the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Company considered that the estimated fair value of the Company's investment in investee at December 31, 2018, as presented in the table above and as calculated based on the published closing price of ICL common stock at December 31, 2018, was $1.0 million. The Company concluded that the $2.7 million carrying value of its investment in investee, as calculated under the equity method, had an other-than-temporary impairment as of December 31, 2018. As a result, the Company wrote down the carrying value of its investment in investee as of December 31, 2018, as presented in the table above, by $1.7 million such that its carrying value equaled the $1.0 million estimated fair value of the Company's investment in investee as calculated based on the published closing price of ICL common stock at December 31, 2018.
For the three months ended March 31, 2019 and March 31, 2018, equity in net (loss) income of investee was a loss of $0.0 million and income of $0.1 million, respectively. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(c), "Related Parties," for more information.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606.
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2019 and March 31, 2018 are comprised as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Beginning balance, net	$6,904	$6,325
Additions	1,201	1,242
Amortization	(885)	(1,139)
Balance at March 31, net	$7,220	$6,428
NOTE 9 INTANGIBLE ASSETS
Intangible assets at March 31, 2019 and December 31, 2018 are comprised as follows:

(in thousands)		March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,136	$1,782
Vehicle service agreements in-force	3,680	3,673	7
Customer relationships	12,646	4,058	8,588
In-place lease	1,125	171	954
Non-compete	266	77	189
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$11,115	$88,451

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands)		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,013	$1,905
Vehicle service agreements in-force	3,680	3,671	9
Customer relationships	8,914	3,691	5,223
In-place lease	1,125	155	970
Non-compete	266	64	202
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$93,860	$10,594	$83,266
As further discussed in Note 5, "Acquisition and Discontinued Operations," during the first quarter of 2019, the Company recorded $5.7 million of separately identifiable intangible assets, related to acquired customer relationships and trade names, as part of the acquisition of Geminus. The customer relationships intangible asset of $3.7 million is being amortized over ten years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible assets of $2.0 million are deemed to have indefinite useful lives and are not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.5 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
The tenant relationship and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three months ended March 31, 2019 and March 31, 2018.
NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2019 and December 31, 2018 are comprised as follows:

(in thousands)			March 31, 2019
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	11,195	80,113	91,308	11,195	80,113
Buildings	580	39	541	580	39	541
Leasehold improvements	104	103	1	—	—	—
Furniture and equipment	1,036	944	92	—	—	—
Computer hardware	5,222	4,938	284	—	—	—
Total	$119,370	$17,219	$102,151	$113,008	$11,234	$101,774

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands)		December 31, 2018
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	10,161	81,147	91,308	10,161	81,147
Buildings	580	36	544	580	36	544
Leasehold improvements	104	102	2	—	—	—
Furniture and equipment	993	901	92	—	—	—
Computer hardware	4,995	4,758	237	—	—	—
Total	$119,100	$15,958	$103,142	$113,008	$10,197	$102,811

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 9% to 13% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of refunds and the associated refund liability is included in deferred service fees.

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of March 31, 2019 and March 31, 2018 were as follows:

(in thousands)	March 31, 2019	March 31, 2018
Balance at January 1, net	$43,734	$40,794
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	10,792	—
Gross service fees for vehicle service agreements sold	6,055	5,169
Recognition of service fees on vehicle service agreements	(5,367)	(4,773)
Liability for claims authorized on vehicle service agreements	1,887	1,372
Payments of claims authorized on vehicle service agreements	(970)	(1,544)
Re-estimation of deferred service fees	(148)	(96)
Balance at March 31, net	$55,983	$40,922

The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	March 31,	December 31,
	2019	2018
Deferred service fees	$55,476	$43,495
Accrued expenses and other liabilities	507	239
Balance at end of period, net	$55,983	$43,734

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2019 and March 31, 2018 were as follows:

(in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period, gross	$2,073	$1,329
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	72
Balance at beginning of period, net	2,073	1,257
Incurred related to:
Current year	—	—
Prior years	107	346
Paid related to:
Current year	—	—
Prior years	(741)	(255)
Balance at end of period, net	1,439	1,348
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	75
Balance at end of period, gross	$1,439	$1,423
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.1 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The unfavorable development for the three months ended March 31, 2019 and March 31, 2018 was related to an increase in loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

NOTE 13 DEBT
Debt consists of the following instruments at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$3,667	$3,667	$3,553	$3,917	$3,917	$3,829
KWH Loan	10,000	9,034	12,241	—	—	—
	13,667	12,701	15,794	3,917	3,917	3,829
Note payable:
Mortgage	172,366	181,529	176,015	173,155	182,548	174,265
Flower Note	7,662	7,662	8,256	7,768	7,768	8,565
Net Lease Note	9,000	9,000	9,297	9,000	9,000	9,409
	189,028	198,191	193,568	189,923	199,316	192,239
Subordinated debt	90,500	50,392	50,392	90,500	50,023	50,023
Total	$293,195	$261,284	$259,754	$284,340	$253,256	$246,091

(a)          Bank loans:
As part of the acquisition of PWSC on October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0% (the "PWSC Loan"). The carrying value of the PWSC Loan represents its unpaid principal balance. The fair value of the PWSC Loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities. The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal totaling $0.3 million was fully repaid on January 30, 2020.
As part of the acquisition of Geminus on March 1, 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH") and contributed IWS and Trinity to KWH, which then borrowed a principal amount of $10.0 million from a bank at an annual interest rate equal to LIBOR plus 9.25% (the "KWH Loan"), using most of the proceeds to acquire Geminus. The KWH Loan matures on March 1, 2024. As part of the KWH Loan, KWH also issued warrants (the "KWH Warrants") to the lender exercisable to purchase an aggregate 1.25% membership interest in KWH. The Company allocated $0.4 million of the KWH loan proceeds to a liability, recorded as part of accrued expenses and other liabilities in the consolidated balance sheets, to reflect the estimated fair value of the KWH Warrants, as the warrants contain a put right exercisable by the holder. Changes in the estimated fair value of the KWH Warrants are recorded in the consolidated statements of operations. The Company also recorded as a discount to the carrying value of the KWH Loan issuance costs of $1.0 million specifically related to the KWH Loan. The KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the discount using the effective interest rate method. The fair value of the KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities. The KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.
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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at March 31, 2019 of $7.7 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at March 31, 2019 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $0.4 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and March 31, 2019, $0.9 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss), partially offset by $0.6 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2019, deferred interest payable of $4.1 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

NOTE 14 LEASES
Financial Statement Impact of Adopting Accounting Standards Update No. 2016-02 "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842")
The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective adoption method. The reported results for 2019 reflect the adoption of ASC 842 guidance while the reported results for 2018 were prepared and continue to be reported under the guidance of ASC 840, Leases, referred to herein as "previous guidance."
ASC 842 provides guidance for both lessees and lessors. The Company is the lessee where it leases certain office properties from lessors. The Company is the lessor when it leases certain property to lessees.
The guidance requires lessees to recognize right-of-use assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU") representing its right to use the underlying asset for the lease term.
The guidance requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is classified as a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is classified as a direct financing lease. All leases that are not classified as sales-type or direct financing leases are classified as operating leases.
The Company elected certain of the practical expedients that are permitted under the transition guidance which allowed the Company to carryforward the historical lease classification, not reassess initial direct costs for any existing leases as of January 1, 2019 or reassess whether any expired or existing contracts are or contain leases. In addition, the Company elected to adopt the "hindsight" practical expedient to determine the reasonably certain lease term for existing leases. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of ASC 842 and have updated internal controls accordingly.
The main difference between the guidance in ASU 2016-02 and prior guidance for lessees is the recognition of right-of-use assets and lease liabilities for those leases classified as operating leases. Recognition of the right-of-use assets and liabilities had a material impact to the Company’s consolidated balance sheet upon adoption. However, since all its leases are operating leases under ASC 840 and the Company will carryforward the historical lease classification, the new standard did not have a material impact on the Company’s consolidated statements of operations, consolidated statements of shareholder’s equity, or consolidated statements of cash flows.
The adoption resulted in an increase of the ROU assets of approximately $2.7 million and lease liabilities of $2.9 million. The difference of $0.2 million relates to straight-line rent accruals and lease incentive liabilities that were reclassified to ROU assets for operating leases.
The main difference between the guidance in ASU 2016-02 and prior guidance for lessors is a modification of what qualifies as a sales-type and direct financing lease. All the Company’s lessor leases are classified as operating leases.
Lease Accounting Policy
The Company determines lease classification at commencement date. Leases not classified as sales-type (lessor) or financing leases (lessor and lessee) are classified as operating leases. The primary accounting criteria the Company uses that results in operating lease classification are: (a) the lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease does not grant the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold, the lease term is not for a major part of the remaining economic life of the underlying asset, (d) using a ninety percent or more threshold, the present value of the sum of the lease payments and residual value guarantee from the lessee does not equal or substantially exceeds all of the fair value of the underlying asset.
Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization.
Lessee Leases
The Company has operating leases for office space which include fixed base rent payments, as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company’s variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred. The Company includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. There are no residual value guarantees. The Company does not currently have leases that meet the finance lease classification as defined under ASC 842.
The Company treats contracts as a lease when the contract: (1) conveys the right to use a physically distinct asset for a period of time in exchange for consideration, (2) the Company directs the use of the asset and (3) the Company obtains substantially all the economic benefits of the asset. Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases are office leases, the Company is unable to determine an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company includes options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
As an accounting policy, the Company has elected not to apply the recognition requirements in ASC 842 to short-term leases (generally those with terms of twelve months or less). Instead, the Company recognizes the lease payments as expense on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

The ROU assets and lease liability are presented as separate line items on the face of the Company’s consolidated balance sheet as of March 31, 2019.
Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended March 31, 2019 were $0.2 million and de minimis, respectively.
The annual maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	Lease Commitments
2019	$708
2020	377
2021	388
2022	399
2023	422
2024 and thereafter	859
Total undiscounted lease payments	3,153
Imputed interest	498
Total lease liabilities	2,655
The weighted-average remaining lease term for our operating leases was 6.19 years as of March 31, 2019. The weighted average discount rate of our operating leases was 5.78% as of March 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million for the three months ended March 31, 2019.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the three months ended March 31, 2019 and March 31, 2018. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2019, $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022 and $0.1 million for 2023. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (see Note 10, "Property and Equipment").

Lease income related to operating leases for the three months ended March 31, 2019 and March 31, 2018 was $3.3 million and $3.3 million, respectively.

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	As of March 31, 2019

Property leased to lessees	113,008
Accumulation depreciation	(11,234)
Net property and equipment leased	$101,774

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

As of March 31, 2019, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2019	$8,717
2020	11,832
2021	12,099
2022	12,371
2023	12,649
Thereafter	149,896

NOTE 15 REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers relates to Extended Warranty segment service fee and commission income. Service fee and commission income represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or on terms subject to the Company’s customary credit reviews.
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended March 31,
	2019	2018

Vehicle service agreement fees - IWS	$4,479	$4,389
GAP commissions - IWS	258	192
Maintenance support service fees - Trinity	1,968	2,973
Warranty product commissions - Trinity	582	496
Homebuilder warranty service fees - PWSC	1,423	1,427
Homebuilder warranty commissions - PWSC	211	174
Vehicle service agreement fees - Geminus	887	—
GAP commissions - Geminus	7	—

Service fee and commission income	$9,815	$9,651

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

For the model related to the sale of a GAP contract performance obligation, IWS makes judgments about which of its actual costs are associated with selling activities. For the model related to the GAP claims administration performance obligation, IWS makes judgments about which of its actual costs are associated with claim-handling activities, which are performed over the life of the GAP contract period. The relative percentage of expected costs plus a margin associated with the sale of a GAP contract performance

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

obligation is applied to the transaction price to determine the estimated standalone selling price of the sale of a GAP contract performance obligation, which IWS recognizes as earned at the time of the GAP contract sale. The relative percentage of expected costs plus a margin associated with the GAP claims administration performance obligation is applied to the transaction price to determine the estimated standalone selling price of the GAP claims administration performance obligation, which IWS recognizes as earned as services are performed over the GAP contract period.

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

Trinity Warranty Solutions LLC's (Trinity") maintenance support service fees include the service fees collected to administer equipment breakdown and maintenance support services and are earned as services are rendered.
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

PWSC’s homebuilder warranty commissions include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. PWSC acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions are earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which are earned when the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

claims are closed, and a profit-sharing bonus on eligible warranties, which is determined based on expected ultimate loss ratio targets and is earned at the time the profit-sharing bonus is received.

Geminus' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2019 and December 31, 2018 were $5.0 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 39.7% of the deferred service fees as of March 31, 2019. Approximately $4.2 million of service fee and commission income recognized during the three months ended March 31, 2019 was included in deferred service fees as of December 31, 2018.

NOTE 16 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax (benefit) expense for the three months ended March 31, 2019 and March 31, 2018 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2019	2018
Income tax expense (benefit) at United States statutory income tax rate	$520	$(494)
Valuation allowance	(1,331)	533
Non-deductible compensation	9	61
State income tax	26	66
Change in unrecognized tax benefits(1)	70	70
Indefinite life intangibles	33	23
Foreign operations subject to different tax rates	3	(15)
Other	(43)	10
Income tax (benefit) expense	$(713)	$254
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2019 and December 31, 2018. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2019 and December 31, 2018 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $29.0 million and $28.5 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.6 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.1 million relates to deferred income tax liabilities associated

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its December 31, 2018 net deferred income tax liabilities.
As of March 31, 2019 and December 31, 2018, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax (benefit) expense. The Company recorded income tax expense of $0.1 million and $0.1 million related to interest and penalty accruals for the three months ended March 31, 2019 and March 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company carried an accrual for the payment of interest and penalties of $1.1 million and $1.1 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 17 EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) from continuing operations per share computation for the three months ended March 31, 2019 and March 31, 2018:

(in thousands, except per share data)	Three months ended March 31,
	2019	2018
Numerator:
Income (loss) from continuing operations	$3,189	$(2,604)
Less: net income attributable to noncontrolling interests	(211)	(359)
Less: dividends on preferred stock, net of tax	(246)	(253)
Income (loss) from continuing operations attributable to common shareholders	$2,732	$(3,216)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,841	21,708
Weighted average diluted shares
Weighted average common shares outstanding	21,841	21,708
Effect of potentially dilutive securities
Stock options	—	—
Unvested restricted stock awards	—	—
Unvested restricted stock units	—	—
Warrants	—	—
Convertible preferred stock	—	—
Total weighted average diluted shares	21,841	21,708
Basic earnings (loss) from continuing operations per share	$0.13	$(0.15)
Diluted earnings (loss) from continuing operations per share	$0.13	$(0.15)
Basic earnings (loss) from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted earnings (loss) from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three months ended March 31, 2018, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

NOTE 18 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2019:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	40,000	$4.67	1.3	$—
Granted	—	—
Expired	—	—
Outstanding at March 31, 2019	40,000	$4.67	1.1	$—
Exercisable at March 31, 2019	40,000	$4.67	1.1	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2019 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2019.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at March 31, 2019 was $0.5 million.
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
Pursuant to the terms of the Amended RSA Agreement, the Company granted to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Restricted Stock Award"). The Company deemed the 2018 Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. Pursuant to the terms of the 2013 Plan and the Amended RSA Agreement, the former Chief Executive Officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former Chief Executive Officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 102,550 of the 350,000 shares of the 2018 Restricted Stock Award.

The remaining 247,450 shares of the 2018 Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. There is no defined term under which the performance conditions must be completed. The unamortized compensation expense for the 2018 Restricted Stock Award will be recognized at the time the performance condition has been satisfied. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

related to the unvested 2018 Restricted Stock Award at March 31, 2019 was $0.6 million. During the fourth quarter of 2019, the Company acquired the remaining 247,450 shares of the 2018 Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 22, "Related Parties," for more information.

On January 31, 2019, the Company executed an Employee Separation Agreement and Release ("Separation Agreement") with a former officer. The Separation Agreement modified the vesting terms related to 115,500 shares of the original 2014 Restricted Stock Awards ("Modified Restricted Stock Award"), such that they became fully vested on January 31, 2019. The Company deemed the Modified Restricted Stock Award to be taxable to the former officer on the vesting date. Pursuant to the terms of the 2013 Plan and the Separation Agreement, the former officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 36,269 of the 115,500 shares of the Modified Restricted Stock Award and recognized payroll tax expense of $0.1 million during the first quarter of 2019.
The Company also recorded during the first quarter of 2019 $0.1 million of compensation expense equal to the fair value of the remaining 79,231 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at March 31, 2019 was zero.

The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. On September 5, 2018, the Restricted Stock Unit Agreement was cancelled and 500,000 restricted common stock awards were granted to the officer (the "2018 Restricted Stock Award"). There was no change to the vesting terms. The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2019 was $1.9 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Modified Restricted Stock Award, Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2019:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2018	1,092,450	$4.51
Vested	(79,231)	4.14
Cancelled for Tax Withholding	(36,269)	4.14
Unvested at March 31, 2019	976,950	$4.55
The unvested balance at March 31, 2019 in the table above is comprised of 229,500 shares of 2014 Restricted Stock Awards, 247,450 shares of 2018 Modified Restricted Stock Award and 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At March 31, 2019, there were 875 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at March 31, 2019 was $0.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Total stock-based compensation expense, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.2 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2019 and March 31, 2018 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2019 and March 31, 2018 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)		Three months ended March 31, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at January 1, 2019	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	105	—	(945)	—	(840)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current-period other comprehensive income (loss)	99	—	(945)	—	(846)

Balance at March 31, 2019	$(61)	$(3,286)	$43,314	$(45)	$39,922

(in thousands)		Three months ended March 31, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive loss arising during the period	(358)	—	(434)	(792)
Amounts reclassified from accumulated other comprehensive income	(7)	—	—	(7)
Net current-period other comprehensive loss	(365)	—	(434)	(799)

Balance at March 31, 2018	$(891)	$(3,286)	$40,021	$35,844

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018:

(in thousands)	Three months ended March 31,
	2019	2018
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$6	$7
Other-than-temporary impairment loss	—	—
Income (loss) from continuing operations before income tax (benefit) expense	6	7
Income tax (benefit) expense	—	—
Income (loss) from continuing operations	6	7
Income from discontinued operations, net of taxes	—	—
Net income (loss)	$6	$7
NOTE 20 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
The Company previously conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Reinsurance Corporation ("Kingsway Re"). As further discussed in Note 5, "Acquisition and Discontinued Operations," on October 18, 2018, the Company announced that it had completed the sale of Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity, PWSC and Geminus (collectively, "Extended Warranty").

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
Geminus sells vehicle service agreements and other finance and service products to used car buyers across the United States. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2019 and March 31, 2018 were:

(in thousands)	Three months ended March 31,
	2019	2018
Revenues:
Extended Warranty:
Service fee and commission income	$9,815	$9,651
Other income	75	66
Total Extended Warranty	9,890	9,717
Leased Real Estate:
Rental income	3,341	3,342
Other income	70	147
Total Leased Real Estate	3,411	3,489
Total segment revenues	13,301	13,206
Rental income not allocated to segments	—	6
Total revenues	$13,301	$13,212
The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income (loss) from continuing operations for the three months ended March 31, 2019 and March 31, 2018 were:

(in thousands)	Three months ended March 31,
	2019	2018
Segment operating income:
Extended Warranty	$567	$846
Leased Real Estate	452	874
Total segment operating income	1,019	1,720
Net investment income	699	638
Net realized gains	315	265
Gain on change in fair value of equity investments	78	1,165
Gain (loss) on change in fair value of limited liability investments, at fair value	4,265	(936)
Net change in unrealized gain on private company investments	19	—
Other-than-temporary impairment loss	(75)	—
Interest expense not allocated to segments	(2,102)	(1,717)
Other income and expenses not allocated to segments, net	(1,764)	(2,412)
Amortization of intangible assets	(521)	(255)
Gain (loss) on change in fair value of debt	576	(919)
Equity in net (loss) income of investee	(33)	101
Income (loss) from continuing operations before income tax (benefit) expense	2,476	(2,350)
Income tax (benefit) expense	(713)	254
Income (loss) from continuing operations	$3,189	$(2,604)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

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
Warrant liability - As described in Note 13, "Debt," the Company issued the KWH Warrants on March 1, 2019. The KWH Warrants are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the warrant liability is estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value is reduced by the remaining debt associated with the KWH Loan to determine an implied equity value. The liability classified warrants are categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			March 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,169	$—	$13,169	$—	$—
States, municipalities and political subdivisions	609	—	609	—	—
Mortgage-backed	2,928	—	2,928	—	—
Corporate	3,459	—	3,459	—	—
Total fixed maturities	20,165	—	20,165	—	—
Equity investments:
Common stock	826	826	—	—	—
Warrants	108	31	77	—	—
Total equity investments	934	857	77	—	—
Limited liability investments, at fair value	30,101	—	4,377	4,060	21,664
Real estate investments	10,662	—	—	10,662	—
Other investments	800	—	800	—	—
Short-term investments	153	—	153	—	—
Total assets	$62,815	$857	$25,572	$14,722	$21,664

Liabilities:
Subordinated debt	$50,392	$—	$50,392	$—	$—
Warrant liability	317	—	—	317	—
Total liabilities	$50,709	$—	$50,392	$317	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

(in thousands)			December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,547	$—	$5,547	$—	$—
States municipalities and political subdivisions	607	—	607	—	—
Mortgage-backed	3,186	—	3,186	—	—
Corporate	2,920	—	2,920	—	—
Total fixed maturities	12,260	—	12,260	—	—
Equity investments:
Common stock	801	801	—	—	—
Warrants	55	19	36	—	—
Total equity investments	856	820	36	—	—
Limited liability investments, at fair value	26,015	—	206	4,124	21,685
Real estate investments	10,662	—	—	10,662	—
Other investments	2,079	—	2,079	—	—
Short-term investments	152	—	152	—	—
Total assets	$52,024	$820	$14,733	$14,786	$21,685

Liabilities:
Subordinated debt	$50,023	$—	$50,023	$—	$—
Total liabilities	$50,023	$—	$50,023	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2019 and March 31, 2018:

(in thousands)	Three months ended March 31,
	2019	2018
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,124	$1,397
Purchases	75	474
Distributions received	(324)	(492)
Realized gains included in net income (loss)	69	251
Change in fair value of limited liability investments, at fair value included in net income (loss)	116	4
Ending balance	$4,060	$1,634
Unrealized gains recognized in net income (loss) on limited liability investments, at fair value held at end of period	$116	$23
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net income (loss)	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized in net income (loss) on real estate investments held at end of period	$—	$—
Ending balance - assets	$14,722	$12,296
Liabilities:
Warrant liability:
Beginning balance	$—	$—
Issuance of warrants	361	—
Change in fair value of warrant liability included in net income (loss)	(44)	—
Ending balance - liabilities	$317	$—
Unrealized gains recognized in net income (loss) on warrant liability held at end of period	$(44)	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2019 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,060	Market approach	Valuation multiples	5.0x-8.8x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$317	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2018:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,124	Market approach	Valuation multiples	5.0x-8.8x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2019 or 2018.

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,664	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2018:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,685	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the year ended March 31, 2019, the Company recorded adjustments to increase the fair value of an certain investments in private companies for observable price changes of $0.0 million and impairments of zero, respectively, which are included in net change in unrealized gain on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

As further discussed in Note 5, "Acquisition and Discontinued Operations," the Company acquired Geminus on March 1, 2019. The fair values of intangible assets and deferred service fees associated with the acquisition of Geminus were determined to be Level 3 under the fair value hierarchy. The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$3,732	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	20.0%
			Discount rate	13.0%
Trade names	$1,974	Relief from royalty	Royalty rate	0.25% - 2.0%
			Discount rate	13.0%
Deferred service fees - Penn	$8,734	Bottom-up	Normal profit margin	15.5%
			Total direct costs	70.3%
			Discount rate	5.0%
Deferred service fees - Prime	$1,830	Bottom-up	Normal profit margin	8.5%
			Total direct costs	69.8%
			Discount rate	5.0%

NOTE 22 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party transactions.
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At March 31, 2019 and December 31, 2018, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2018, the Company funded approximately $0.5 million in response to Capital Calls. During 2018, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the three months ended March 31, 2019.
(b)    1347 Property Insurance Holdings, Inc.

In November 2012, the Company formed Maison Insurance Company ("Maison"), a Louisiana domiciled property and casualty insurance company. In preparation for a transaction to take Maison public, the Company formed 1347 Property Insurance Holdings, Inc. (“PIH”). Maison was a wholly owned subsidiary of PIH, which completed an initial public offering effective March 31, 2014, pursuant to which the Company disposed of a majority interest in PIH. The Company owned zero and zero of the common shares of PIH at March 31, 2019 and December 31, 2018, respectively.

D. Kyle Cerminara ("Cerminara") was appointed to the PIH Board of Directors on December 27, 2016 and became Chairman of the Board of Directors of PIH on May 11, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of Fundamental Global Investors, LLC ("FGI"). During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of March 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Larry G. Swets, Jr. ("Swets") has served as

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

a member of the PIH Board of Directors since November 21, 2013 and served as the Chairman of the Board of Directors of PIH from March 5, 2017 to May 11, 2018. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million and to sell the $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020, for $3.0 million plus accrued but unpaid dividends. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. No shares were received by the Company under either of the performance share grant agreements as of March 31, 2019.
(c)    Itasca Capital Ltd.
Investment in investee includes the Company's investment in the common stock of ICL, a publicly traded Canadian corporation, and is accounted for under the equity method. The Company owned 22.9% and 22.9% of the common shares of ICL at March 31, 2019 and December 31, 2018, respectively.

Ballantyne Strong Inc. ("Ballantyne") owned 40.6% and 40.6% of the common shares of ICL at March 31, 2019 and December 31, 2018, respectively. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of March 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to FGI for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, to Swets for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019. The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to an Amended and Restated Restricted Stock Agreement (the "Swets Restricted Stock Agreement") executed on September 5, 2018 related to Swets’ departure from the Company. Pursuant to the Swets Restricted Stock Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Swets Restricted Stock Agreement. Also, pursuant to the Swets Restricted Stock Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.
(d)    Fundamental Global Investors, LLC
During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of March 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares.

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

(e)    Insurance Income Strategies Ltd.
IIS is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at March 31, 2019 and December 31, 2018. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS. See Note 7, "Variable Interest Entities," in the Company’s 2018 Annual Report for further discussion of IIS. Swets has served as the Chairman of the Board of Directors of IIS since its formation. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s original $15.0 million investment. As of December 31, 2018, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.
(f)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer or former officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.
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
Logistics Leasing, LLC:
Logistics Leasing ("Logistics") was formed on July 26, 2017 for the purpose of acquiring and leasing small vehicles. The members of Logistics entered into an operating agreement under which the Company acquired a 50% membership interest in Logistics. The Company designates one of the two managers of Logistics. Major Decisions, as defined in the operating agreement, require the approval of members holding at least 51% of the membership interest. The Company designated Swets as a manager. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. During the first quarter of 2019, the Company impaired its investment in Logistics.
1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At March 31, 2019 and December 31, 2018, the Company owned zero and 45.6% of the membership interests. The Company also held collateralized notes in principal amount of zero and $0.6 million at March 31, 2019 and December 31, 2018, respectively. Fitzgerald owned zero and 0.8% of the membership interests at March 31, 2019 and December 31, 2018, respectively. Energy was managed through a Board of Managers comprised of five managers, two of whom, Swets and Fitzgerald, were appointed by 1347 Capital LLC, a wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.
1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach Holdings, Inc., a publicly traded company. The Company owned 26.7% of the membership

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

units at March 31, 2019 and December 31, 2018. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain (loss) on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.

ICL owned 47.6% of the membership units at March 31, 2019 and December 31, 2018. Ballantyne owned 40.6% and 40.6% of the common shares of ICL at March 31, 2019 and December 31, 2018, respectively.

Swets and Cerminara are the named managers of 1347 Investors. All acts of the managers must be unanimous. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares.

As of March 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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
(g)    Atlas Financial Holdings, Inc.
In November 2010, the Company issued promissory notes (the "Notes") to five employees (each a "Debtor" and collectively the "Debtors") for a total of $1.1 million, each Note bearing an interest rate of 3% (not compounding). The Debtors used the proceeds to purchase shares of common stock in Atlas Financial Holdings, Inc. ("Atlas"). Atlas was created via a triangular merger and spun-off from the Company in December 2010, at which time the Debtors became employees of Atlas and were no longer employees of the Company. The Notes required annual payments of interest on the anniversary date of the Notes, with the principal and any unpaid interest due in full on or before January 1, 2017, in the case of one of the Debtors, and November 1, 2017, in the case of the other four Debtors. Each Debtor was required to pledge to the Company the shares purchased utilizing the Notes proceeds, and such pledge was to be released once the note was paid in full. The current market value of the pledged shares is $0.0 million.

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.7 million as of March 31, 2019. The Company has concluded there are no indications the Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all amounts due. The Debtors are current with the amended terms of the Notes. As a result, the Company has concluded the Notes are not impaired.
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

On February 28, 2020, the Company entered into a Consulting Agreement (the "Consulting Agreement") with William A. Hickey, Jr. ("Hickey"), its former Chief Financial Officer, pursuant to which Hickey will provide consulting and transition support through at least April 30, 2020, subject to renewal thereafter by agreement of the parties. In accordance with the Consulting Agreement,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

Hickey will receive a consulting fee of $0.1 million for the months of March and April 2020 and an hourly consulting fee of $165 for time worked in subsequent months.

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the audited consolidated financial statements at March 31, 2019.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company will report in its consolidated statement of operations for the three months ended March 31, 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2019, and no liability has been recorded in the audited consolidated financial statements at March 31, 2019.
(b)    Guarantee:
As further discussed in Note 5, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements was not reasonably determinable at March 31, 2019, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2019.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At March 31, 2019, the unfunded commitment was $0.6 million, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more Capital Calls are planned.

NOTE 24 SUBSEQUENT EVENT
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer pending due to both job losses and other effects attributable to COVID-19. The near-term impacts of COVID-19 are primarily with respect

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2019

to the Company’s Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products remain closed, the Company has seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, the Company expects to see a reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States. There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and has and will continue to adjust its operations accordingly.
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
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
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity"), Professional Warranty Service Corporation ("PWSC") and Geminus Holding Company, Inc. ("Geminus"). Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment.
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
Geminus sells vehicle service agreements and other finance and service products to used car buyers across the United States. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively.

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
Impact of COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; “shelter in place” and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.
The near-term impacts of COVID-19 are primarily with respect to our Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which we distribute our products remain closed, we have seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, we expect to see a reduction in new enrollments in our home warranty programs associated with the impact of COVID-19 on new home sales in the United States.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. We continue to monitor the impact of the COVID-19 outbreak closely, as well as any effects that may result from the CARES Act. However, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.
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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is income (loss) from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized gains, gain on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized gain on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, gain (loss) on change in fair value of debt and equity in net (loss) income of investee. A reconciliation of segment operating income to income (loss) from continuing operations before income tax (benefit) expense for the three months ended March 31, 2019 and March 31, 2018 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report. There has been no material change subsequent to December 31, 2018 to the information previously disclosed in the 2018 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net income (loss) for the three months ended March 31, 2019 and March 31, 2018 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended March 31,
	2019	2018	Change
Segment operating income:
Extended Warranty	567	846	(279)
Leased Real Estate	452	874	(422)
Total segment operating income	1,019	1,720	(701)
Net investment income	699	638	61
Net realized gains	315	265	50
Gain on change in fair value of equity investments	78	1,165	(1,087)
Gain (loss) on change in fair value of limited liability investments, at fair value	4,265	(936)	5,201
Net change in unrealized gain on private company investments	19	—	19
Other-than-temporary impairment loss	(75)	—	(75)
Interest expense not allocated to segments	(2,102)	(1,717)	(385)
Other income and expenses not allocated to segments, net	(1,764)	(2,412)	648
Amortization of intangible assets	(521)	(255)	(266)
Gain (loss) on change in fair value of debt	576	(919)	1,495
Equity in net (loss) income of investee	(33)	101	(134)
Income (loss) from continuing operations before income tax (benefit) expense	2,476	(2,350)	4,826
Income tax (benefit) expense	(713)	254	(967)
Income (loss) from continuing operations	3,189	(2,604)	5,793
Income from discontinued operations, net of taxes	—	386	(386)
Net income (loss)	3,189	(2,218)	5,407

KINGSWAY FINANCIAL SERVICES INC.

Income (Loss) from Continuing Operations and Net Income (Loss)
In the first quarter of 2019, we reported income from continuing operations of $3.2 million compared to a loss from continuing operations of $2.6 million in the first quarter of 2018. The income from continuing operations for the three months ended March 31, 2019 is primarily due to operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of limited liability investments, at fair value partially offset by interest expense not allocated to segments and other income and expenses not allocated to segments, net. The loss from continuing operations for the three months ended March 31, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of equity investments.
For the three months ended March 31, 2019, we reported net income of $3.2 million compared to a net loss of $2.2 million for the three months ended March 31, 2018.
Extended Warranty
The Extended Warranty service fee and commission income increased 1.0% to $9.8 million for the three months ended March 31, 2019 compared with $9.7 million for the three months ended March 31, 2018. The increase in service fee and commission income results from the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019, partially offset by lower maintenance support service fees at Trinity. Geminus service fee and commission income was $0.9 million and zero for the three months ended March 31, 2019 and March 31, 2018, respectively. Trinity maintenance support service fees were lower during the three months ended March 31, 2019 as a result less severe weather, which has a significant effect on the demand for maintenance support services, as well as loss of client accounts.
The Extended Warranty operating income was $0.6 million for the three months ended March 31, 2019 compared with $0.8 million for the three months ended March 31, 2018. The decrease in operating income for the three months ended March 31, 2019 is primarily due to lower operating income at Trinity, reflecting the lower maintenance support service fees, and the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus operating income was a loss of $0.1 million and zero for the three months ended March 31, 2019 and March 31, 2018, respectively. Because of the high cost of services sold directly associated with Trinity’s maintenance support service fees, the decrease in service fee and commission income that resulted from lower maintenance support service fees at Trinity had a much less significant effect on segment operating income.
Leased Real Estate
In the first quarter of 2019, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the first quarter of 2018. The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.5 million for the three months ended March 31, 2019 compared with $0.9 million for the three months ended March 31, 2018. The decrease in operating income for the three months ended March 31, 2019 is primarily attributable to higher litigation expenses during the three months ended March 31, 2019 compared to the same period in 2018. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million and $1.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $0.7 million in the first quarter of 2019 compared to $0.6 million in the first quarter of 2018.
Net Realized Gains
Net realized gains were $0.3 million in the first quarter of 2019 compared to $0.3 million in the first quarter of 2018.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.1 million in the first quarter of 2019 compared to $1.2 million in the first quarter of 2018. The gain on change in fair value of equity investments includes realized gains of $0.0 million and $0.6 million on equity investments sold during the three months ended March 31, 2019 and March 31, 2018, respectively and unrealized gains on equity investments held of $0.1 million and $0.6 million as of March 31, 2019 and March 31, 2018, respectively.
Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain (loss) on change in fair value of limited liability investments, at fair value was a gain of $4.3 million in the first quarter of 2019 compared to a loss of $0.9 million in the first quarter of 2018. The increase is primarily due to a $4.2 million increase in

KINGSWAY FINANCIAL SERVICES INC.

fair value of 1347 Investors recorded for the three months ended March 31, 2019 compared to a $1.4 million decrease in fair value of 1347 Investors recorded for the three months ended March 31, 2018. The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  During the second half of 2019 through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in a lower valuation of 1347 Investors through the date of dissolution, as well as a decrease in the value of the Limbach common stock held directly.

Net Change in Unrealized Gain on Private Company Investments
Net change in unrealized gain on private company investments was $0.0 million in the first quarter of 2019 compared to zero in the first quarter of 2018.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of $0.1 million and zero for other-than-temporary impairment related to limited liability investments for the three months ended March 31, 2019 and March 31, 2018, respectively.

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the first quarter of 2019 was $2.1 million compared to $1.7 million in the first quarter of 2018. The increase for the three months ended March 31, 2019 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended March 31, 2019 compared to the same period in 2018. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Interest expense during the three months ended March 31, 2019 also includes $0.1 million related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $1.8 million in the first quarter of 2019 compared to a net expense of $2.4 million in the first quarter of 2018. Included in other income and expenses not allocated to segments are expenses of $0.4 million and $0.1 million for Amigo for the three months ended March 31, 2019 and March 31, 2018, respectively. Amigo was previously included in the Insurance Underwriting segment along with Mendota, Mendakota and MCC. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.5 million in the first quarter of 2019 compared to $0.3 million in the first quarter of 2018. The higher amortization expense for the three months ended March 31, 2019 is primarily related to amortization of $0.2 million and zero for the three months ended March 31, 2019 and March 31, 2018, respectively, recorded in conjunction with the Company's acquisition of PWSC on October 12, 2017. During the third quarter of 2018, the Company completed its fair value analysis of the PWSC assets acquired and liabilities assumed. Amortization of intangible assets during the three months ended March 31, 2019 also includes $0.1 million related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details on the Company’s acquisition of Geminus.

KINGSWAY FINANCIAL SERVICES INC.

Gain (Loss) on Change in Fair Value of Debt
Gain (loss) on change in fair value of debt amounted to a gain of $0.6 million in the first quarter of 2019 compared to a loss of $0.9 million in the first quarter of 2018. The gain for the three months ended March 31, 2019 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. The loss for the three months ended March 31, 2018 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. As a result of adopting ASU 2016-01 on January 1, 2018, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss). See "Debt" section below for further information.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee for the first quarter of 2019 was $0.0 million compared to income of $0.1 million in the first quarter of 2018. Equity in net (loss) income of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for the first quarter of 2019 was $0.7 million compared to income tax expense of $0.3 million in the first quarter of 2018. See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three months ended March 31, 2019 and March 31, 2018.

INVESTMENTS
Portfolio Composition
All of our investments in fixed maturities are classified as available-for-sale and are reported at fair value. All of our equity investments are reported at fair value. All of our limited liability investments are accounted for under the equity method of accounting. The most recently available financial statements of the limited liability investments are used in applying the equity method. The difference between the end of the reporting period of the limited liability investments and that of the Company is no more than three months. Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC as well as the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings. Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments. Real estate investments are reported at fair value. Other investments include collateral loans and are reported at their unpaid principal balance. Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.
At March 31, 2019, we held cash and cash equivalents, restricted cash and investments with a carrying value of $101.0 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2019	% of Total	December 31, 2018	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,169	13.0%	5,547	6.1%
States, municipalities and political subdivisions	609	0.6%	607	0.6%
Mortgage-backed	2,928	2.9%	3,186	3.5%
Corporate	3,459	3.4%	2,920	3.2%
Total fixed maturities	20,165	19.9%	12,260	13.4%
Equity investments:
Common stock	826	0.8%	801	0.9%
Warrants	108	0.1%	55	—%
Total equity investments	934	0.9%	856	0.9%
Limited liability investments	4,697	4.7%	4,790	5.2%
Limited liability investments, at fair value	30,101	29.8%	26,015	28.4%
Investments in private companies	2,911	2.9%	3,090	3.4%
Real estate investments	10,662	10.6%	10,662	11.7%
Other investments	800	0.8%	2,079	2.3%
Short-term investments	153	0.2%	152	0.2%
Total investments	70,423	69.8%	59,904	65.5%
Cash and cash equivalents	13,352	13.2%	14,619	16.0%
Restricted cash	17,178	17.0%	16,959	18.5%
Total	100,953	100.0%	91,482	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of $0.1 million and zero for other-than-temporary impairment related to limited liability investments for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company recorded impairments related to limited liability investments, at fair value of zero and $0.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments and investments in private companies for the three months ended March 31, 2019 and March 31, 2018.

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
At March 31, 2019 and December 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.1 million and $0.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2019 and December 31, 2018, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC.

Impact of COVID-19 on Investments
As discussed in Note 24, "Subsequent Event" to the unaudited consolidated interim financial statements, in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

As part of the Company’s March 31, 2020 quarterly impairment analysis of its investments in private companies, the Company determined that it should write-down one of its investments by 90%, or $0.7 million, for other-than-temporary impairments as a result of the impacts of COVID-19 on the investment's underlying business. The Company continues to assess the impact that the COVID-19 pandemic may have on the value of its various investments, which could result in future material decreases in the underlying investment value. Such decreases may be considered temporary or could be deemed to be other-than-temporary and management may be required to record write-downs of the related investments in future reporting periods.

UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported ("IBNR") loss events and the related estimated loss adjustment expenses.
Tables 5 and 6 present distributions, by line of business, of the provision for unpaid loss and loss adjustment expenses gross and net of external reinsurance, respectively.
TABLE 5 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2019	December 31, 2018
Non-standard automobile	593	686
Commercial automobile	286	794
Other	560	593
Total	1,439	2,073

TABLE 6 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	March 31, 2019	December 31, 2018
Non-standard automobile	593	686
Commercial automobile	286	794
Other	560	593
Total	1,439	2,073
Non-Standard Automobile
At March 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.6 million and $0.7 million, respectively. The decrease is due to payments of loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo.
Commercial Automobile
At March 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.3 million and $0.8 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC.

Other
At March 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $0.6 million and $0.6 million, respectively. The decrease is due to payments of loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2019	2018
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	107	346
For the three months ended March 31, 2019, the Company reported $0.1 million of unfavorable development for loss and loss adjustment expenses from prior accident years compared with unfavorable development of $0.3 million for the three months ended March 31, 2018. The unfavorable development reported for the three months ended March 31, 2019 and March 31, 2018 was related to a decrease in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition included in the 2018 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
DEBT
Bank Loans
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC (the "PWSC Loan"). The PWSC Loan has a fixed interest rate of 5.0% and is carried in the consolidated balance sheets at its unpaid principal balance. The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal totaling $0.3 million was fully repaid on January 30, 2020.
On March 1, 2019, the Company borrowed a principal amount of $10.0 million from a bank to finance its acquisition of Geminus (the "KWH Loan"). The KWH Loan matures on March 1, 2024 and has an annual interest rate equal to LIBOR plus 9.25%. The KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the discount using the effective interest rate method. See Note 13, "Debt," to the unaudited consolidated interim financial statements for further details.
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
On October 15, 2015, Net Lease Investment Grade Portfolio LLC assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheets at its unpaid principal balance.

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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2019, deferred interest payable of $4.1 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The Company's subordinated debt is measured and reported at fair value. At March 31, 2019, the carrying value of the subordinated debt is $50.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the three months ended March 31, 2019, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2019, along with the passage of time, contributed to the $0.4 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and March 31, 2019.
Of the $0.4 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and March 31, 2019, $0.9 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $0.6 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Also, as a result of the adoption of ASU 2016-01, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income as of January 1, 2018. As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million reclassification will reverse without being reported in the Company’s consolidated statements of operations. Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

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
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities and income and other returns received on investments or from the sale of investments. Cash provided from these sources is used primarily for making investments and for warranty expenses and loss and loss adjustment expense payments, debt servicing and other operating expenses. The timing and

KINGSWAY FINANCIAL SERVICES INC.

amount of payments for loss and loss adjustment expenses may differ materially from our provisions for unpaid loss and loss adjustment expenses, which may create increased liquidity requirements.
Cash Flows from Continuing Operations
During the three months ended March 31, 2019, the Company reported on the unaudited consolidated statements of cash flows $2.9 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net income of $3.2 million and the $2.9 million of net cash used in operating activities from continuing operations can be explained primarily by the $4.3 million gain on change in fair value of limited liability investments, at fair value.
During the three months ended March 31, 2019, the net cash used in investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $5.9 million. This use of cash was driven primarily by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities and sales of other investments and from acquisition of business, net of cash acquired.
During the three months ended March 31, 2019, the net cash provided by financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $7.8 million. This source of cash is attributed to $9.0 million of net bank loan proceeds offset by principal repayments on bank loans of $0.3 million and principal repayments of $0.9 million on the notes payable.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents from continuing operations during the three months ended March 31, 2019 was $1.0 million.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2019, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income. The Company's insurance subsidiaries fund their obligations primarily through investment income and maturities in the investments portfolios.
The liquidity of the holding company is managed separately from its subsidiaries. Actions available to the holding company to increase liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; distributions from the Company’s Extended Warranty subsidiaries, as further described below; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.
On March 1, 2019, the Company closed on the acquisition of Geminus, a specialty, full-service provider of vehicle service agreements and other finance and insurance products offered through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Geminus, Penn and Prime are included in Extended Warranty. Related to the Geminus acquisition, the Company secured the KWH Loan. IWS, Trinity, Geminus, Penn and Prime are borrowers under the KWH Loan. Pursuant to satisfying the covenants under the KWH Loan, IWS, Trinity, Geminus, Penn and Prime are permitted to make distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period. Separately, pursuant to covenants under the PWSC Loan secured to partially finance the acquisition of PWSC on October 12, 2017, PWSC is not permitted to make distributions to the holding company without the consent of the lender. The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal totaling $0.3 million was fully repaid on January 30, 2020.

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

KINGSWAY FINANCIAL SERVICES INC.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $4.2 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively. These amounts are reflected in the cash and cash equivalents of $13.4 million and $14.6 million reported at March 31, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $4.2 million at March 31, 2019 represented approximately nine months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three months ended March 31, 2019, the holding company’s liquidity of $3.7 million represented approximately seven months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity of $4.2 million at March 31, 2019 and $3.7 million as of the filing date of this report on Form 10-Q for the three months ended March 31, 2019 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three months ended March 31, 2019, they do represent future sources of liquidity.
As of March 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.5 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
The Company notes there are several variables to consider in such a situation, and management is currently exploring the following opportunities: negotiating with the holders of the Preferred Shares with respect to the Redemption Date and/or other key provisions, raising additional funds through capital market transactions, as well as the Company’s continued strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received. The Company also notes that the conversion of any Preferred Shares that might occur prior to April 1, 2021 would impact its analysis as of April 1, 2021.
Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, excluding the cash that may be required to redeem the Preferred Shares and deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

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
We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board of Directors, consultation with third-party financial advisors and by managing the maturity profile of our fixed maturity portfolio. Our goal is to maximize the total after-tax return on all of our investments. An important strategy we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay loss and loss adjustment expenses or warranty contract expenses.

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2019 and December 31, 2018.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	March 31, 2019	% of Total	December 31, 2018	% of Total
Due in less than one year	10,336	51.3%	5,445	44.4%
Due in one through five years	8,206	40.7%	5,233	42.7%
Due after five through ten years	964	4.8%	210	1.7%
Due after ten years	659	3.2%	1,372	11.2%
Total	20,165	100.0%	12,260	100.0%

At March 31, 2019, 92.0% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet

KINGSWAY FINANCIAL SERVICES INC.

obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at March 31, 2019 and December 31, 2018.
TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of March 31, 2019
Estimated fair value	$20,432	$20,165	$19,898
Estimated increase (decrease) in fair value	$267	$—	$(267)

As of December 31, 2018
Estimated fair value	$12,436	$12,260	$12,084
Estimated increase (decrease) in fair value	$176	$—	$(176)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of March 31, 2019, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2019 and December 31, 2018, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at March 31, 2019.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	March 31, 2019	December 31, 2018
AAA/Aaa	71.2%	72.0%
AA/Aa	18.4	16.1
A/A	10.4	10.9
Percentage rated A/A2 or better	100.0%	99.0%
BBB/Baa	—	1.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

balance sheet and income statement classification for certain cash, receivable, deposit, accounts payable, deferred revenue, escheat liability and investment income accounts.
These matters were discovered during the course of the 2018 external audit of the accounts and were reviewed with the Company's Audit Committee. Certain of these material weaknesses resulted in the restatement described in Note 3, "Restatement of Previously Issued Financial Statements," to the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020.
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2019 and March 31, 2018 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Process
The Company has been evaluating the material weaknesses and is developing a plan of remediation to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan will include the following actions:

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2019, and ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes with respect to those risk factors previously disclosed in our 2018 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

We will be adversely impacted by the outbreak of COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We are currently taking steps to assess the effects, and mitigate the adverse consequences to our businesses, of the outbreak; however, though the magnitude of the impact remains to be seen, our businesses will be adversely impacted by the outbreak of COVID-19.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on automobile sales and new home construction, which may decrease consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the outbreak of COVID-19 has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though most of our employees are able to work remotely, these closures have nevertheless affected many of our customers and many businesses through which we sell our products and services, resulting in significant declines in sales. These effects, individually or in the aggregate, will adversely impact our businesses, financial condition, operating results and cash flows and such adverse impacts may be material.
Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.
A difficult economy generally could materially adversely affect our business, results of operations or financial condition.
An adverse change in market conditions, including changes caused by the COVID-19 pandemic, leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse affect on our results of operations or financial condition. Certain trust accounts and letters of credit for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust and/or letter of credit agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements.
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
Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Company's ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1
Employment Separation Agreement and Release, dated January 31, 2019, between Kingsway America Inc. and Hassan R. Baqar (included as Exhibit 10.1 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.2
Advisor Agreement, dated January 31, 2019, between Kingsway America Inc. and Sequoia Financial LLC (included as Exhibit 10.2 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.3
Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.4
Employment Separation Agreement and Release, dated as of February 28, 2020, by and between Kingsway America Inc. and William A. Hickey, Jr. (included as Exhibit 10.3 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.5
Consulting Agreement, dated as of February 28, 2020, by and between Kingsway America Inc. and William A. Hickey, Jr. (included as Exhibit 10.4 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	April 9, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	April 9, 2020	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

