Form 10-Q
period 2019-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-04-10
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of April 10, 2020 was 22,958,519.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $20,771 and $12,432, respectively)	$20,787	$12,260
Equity investments, at fair value (cost of $1,506 and $2,274, respectively)	202	856
Limited liability investments	3,891	4,790
Limited liability investments, at fair value	33,047	26,015
Investments in private companies, at adjusted cost	2,661	3,090
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	895	2,079
Short-term investments, at cost which approximates fair value	154	152
Total investments	72,299	59,904
Cash and cash equivalents	10,899	14,619
Restricted cash	17,320	16,959
Investment in investee	1,119	951
Accrued investment income	417	420
Service fee receivable, net of allowance for doubtful accounts of $324 and $191, respectively	5,246	3,434
Other receivables, net of allowance for doubtful accounts of $201 and $184, respectively	10,554	9,523
Deferred acquisition costs, net	7,724	6,904
Property and equipment, net of accumulated depreciation of $18,310 and $15,958, respectively	101,178	103,142
Right-of-use asset	2,265	—
Goodwill	82,104	74,659
Intangible assets, net of accumulated amortization of $11,791 and $10,594, respectively	87,775	83,266
Other assets	5,394	4,459
Total Assets	$404,294	$378,240
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	16,518	14,786
Income taxes payable	2,482	2,400
Deferred service fees	61,522	47,130
Unpaid loss and loss adjustment expenses	1,937	2,073
Bank loans	11,674	3,917
Notes payable	197,039	199,316
Subordinated debt, at fair value	50,224	50,023
Lease liability	2,410	—
Net deferred income tax liabilities	28,984	28,537
Total Liabilities	372,790	348,182

Redeemable Class A preferred stock, no par value; 1,000,000 and unlimited number authorized at June 30, 2019 and December 31, 2018, respectively; 222,876 and 222,876 issued and outstanding at June 30, 2019 and December 31, 2018, respectively; redemption amount of $7,485 and $7,278 at June 30, 2019 and December 31, 2018, respectively	6,297	5,800

Shareholders' Equity:
Common stock, no par value; 50,000,000 and unlimited number authorized at June 30, 2019 and December 31, 2018, respectively; 21,866,959 and 21,787,728 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	353,778	353,890
Accumulated deficit	(379,872)	(382,196)
Accumulated other comprehensive income	39,325	40,768
Shareholders' equity attributable to common shareholders	13,231	12,462
Noncontrolling interests in consolidated subsidiaries	11,976	11,796
Total Shareholders' Equity	25,207	24,258
Total Liabilities, Class A preferred stock and Shareholders' Equity	$404,294	$378,240

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2019		2018	2019	2018
Revenues:

Service fee and commission income	$11,772		$8,860	$21,587	$18,511
Rental income	3,341		3,345	6,682	6,693
Other income	113		108	258	321
Total revenues	15,226		12,313	28,527	25,525
Operating expenses:
Claims authorized on vehicle service agreements	2,506		1,392	4,393	2,764
Loss and loss adjustment expenses	601		1,301	708	1,647
Commissions	1,103		834	2,021	1,747
Cost of services sold	1,160		1,464	2,519	3,716
General and administrative expenses	9,164		7,295	17,566	14,771
Leased real estate segment interest expense	1,520		1,546	3,047	3,098
Total operating expenses	16,054		13,832	30,254	27,743
Operating loss	(828)		(1,519)	(1,727)	(2,218)
Other revenues (expenses), net:
Net investment income	749	—	1,010	1,448	1,648
Net realized (losses) gains	(556)	—	132	(241)	397
(Loss) gain on change in fair value of equity investments	(63)	—	(421)	15	744
Gain (loss) on change in fair value of limited liability investments, at fair value	2,347		(525)	6,612	(1,461)
Net change in unrealized gain (loss) on private company investments	—		(155)	19	(155)
Other-than-temporary impairment loss	—	—	—	(75)	—
Non-operating other income	19	—	14	173	21
Interest expense not allocated to segments	(2,339)		(1,844)	(4,441)	(3,561)
Amortization of intangible assets	(676)		(254)	(1,197)	(509)
Gain (loss) on change in fair value of debt	918		(142)	1,494	(1,061)
Gain on disposal of subsidiary	—		17	—	17
Equity in net income (loss) of investee	201		(385)	168	(284)
Total other revenues (expenses), net	600		(2,553)	3,975	(4,204)
(Loss) income from continuing operations before income tax expense (benefit)	(228)		(4,072)	2,248	(6,422)
Income tax expense (benefit)	168		190	(545)	444
(Loss) income from continuing operations	(396)		(4,262)	2,793	(6,866)
Income from discontinued operations, net of taxes	—		594	—	980
Loss on disposal of discontinued operations, net of taxes	—		(6,628)	—	(6,628)
Net (loss) income	(396)		(10,296)	2,793	(12,514)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	258		158	469	517
Less: dividends on preferred stock, net of tax	252		259	498	512
Net (loss) income attributable to common shareholders	$(906)		$(10,713)	$1,826	$(13,543)
(Loss) earnings per share - continuing operations:
Basic:	$(0.04)		$(0.22)	$0.08	$(0.36)
Diluted:	$(0.04)		$(0.22)	$0.08	$(0.36)
Loss per share - discontinued operations:
Basic:	$—		$(0.28)	$—	$(0.26)
Diluted:	$—		$(0.28)	$—	$(0.26)
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.04)		$(0.49)	$0.08	$(0.62)
Diluted:	$(0.04)		$(0.49)	$0.08	$(0.62)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,867		21,708	21,854	21,708
Diluted:	21,867		21,708	21,854	21,708

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(396)	$(10,296)	$2,793	$(12,514)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	121	(72)	232	(437)
Reclassification adjustment for amounts included in net (loss) income	(7)	(4)	(13)	(11)
Change in fair value of debt attributable to instrument-specific credit risk	(750)	778	(1,695)	344
Equity in other comprehensive income of limited liability investment	45	—	45	—
Other comprehensive (loss) income	(591)	702	(1,431)	(104)
Comprehensive (loss) income	(987)	(9,594)	1,362	(12,618)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	264	158	481	511
Comprehensive (loss) income attributable to common shareholders	$(1,251)	$(9,752)	$881	$(13,129)
(1) Net of income tax expense (benefit) of $0 and $0 for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, April 1, 2019	21,866,959	$—	$353,886	$(379,218)	$39,922	$14,590	$12,013	$26,603
Net (loss) income		—	—	(654)	—	(654)	258	(396)
Preferred stock dividends	—	—	(252)	—	—	(252)	—	(252)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	(597)	(597)	6	(591)
Stock-based compensation	—	—	144	—	—	144	—	144
Balance, June 30, 2019	21,866,959	$—	$353,778	$(379,872)	$39,325	$13,231	$11,976	$25,207

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, April 1, 2018	21,708,190	$—	$356,211	$(354,672)	$35,844	$37,383	$10,131	$47,514
Net (loss) income	—	—	—	(10,454)	—	(10,454)	158	(10,296)
Preferred stock dividends, net of tax	—	—	(259)	—	—	(259)	—	(259)
Other comprehensive income	—	—	—	—	702	702	—	702
Stock-based compensation	—	—	295	—	—	295	—	295
Balance, June 30, 2018	21,708,190	$—	$356,247	$(365,126)	$36,546	$27,667	$10,289	$37,956

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—
Net income	—	—	—	2,324	—	2,324	469	2,793
Preferred stock dividends	—	—	(498)	—	—	(498)	—	(498)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	(1,443)	(1,443)	12	(1,431)
Stock-based compensation	—	—	386	—	—	386	—	386
Balance, June 30, 2019	21,866,959	$—	$353,778	$(379,872)	$39,325	$13,231	$11,976	$25,207

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2017	21,708,190	$—	$356,171	$(310,953)	$(3,852)	$41,366	$9,361	$50,727
Cumulative effect of adoption of ASU 2014-09	—	—	—	(647)	—	(647)	(7)	(654)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(40,495)	40,495	—	—	—
Balance at January 1, 2018, as adjusted	21,708,190	—	356,171	(352,095)	36,643	40,719	9,354	50,073
Net (loss) income	—	—	—	(13,031)	—	(13,031)	517	(12,514)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	425	425
Preferred stock dividends, net of tax	—	—	(512)	—	—	(512)	—	(512)
Other comprehensive loss	—	—	—	—	(97)	(97)	(7)	(104)
Stock-based compensation	—	—	588	—	—	588	—	588
Balance, June 30, 2018	21,708,190	$—	$356,247	$(365,126)	$36,546	$27,667	$10,289	$37,956
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities:
Net income (loss)	$2,793	$(12,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations, net of taxes	—	(980)
Loss on disposal of discontinued operations, net of taxes	—	6,628
Equity in net (income) loss of investee	(168)	284
Equity in net income of limited liability investments	(14)	(181)
Depreciation and amortization expense	3,373	2,678
Stock-based compensation expense, net of forfeitures	386	588
Net realized losses (gains)	241	(397)
Gain on change in fair value of equity investments	(15)	(744)
(Gain) loss on change in fair value of limited liability investments, at fair value	(6,612)	1,461
Net change in unrealized (gain) loss on private company investments	(19)	155
(Gain) loss on change in fair value of debt	(1,494)	1,061
Deferred income taxes, adjusted for Geminus liabilities assumed	(816)	56
Other-than-temporary impairment loss	75	—
Amortization of fixed maturities premiums and discounts	(7)	32
Amortization of note payable premium	(461)	(473)
Gain on disposal of subsidiary	—	(17)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired	(1,299)	(787)
Other receivables, net, adjusted for Geminus assets acquired	(1,019)	(1,617)
Deferred acquisition costs, net	(820)	(337)
Unpaid loss and loss adjustment expenses	(136)	1,265
Deferred service fees, adjusted for Geminus liabilities assumed	3,828	3,255
Other, net, adjusted for Geminus assets acquired and liabilities assumed	(270)	(3,566)
Cash used in operating activities - continuing operations	(2,454)	(4,150)
Cash used in operating activities - discontinued operations	—	(1,909)
Net cash used in operating activities	(2,454)	(6,059)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,887	4,965
Proceeds from sales of equity investments	675	3,704
Purchases of fixed maturities	(9,794)	(1,885)
Purchases of equity investments	—	(806)
Net proceeds from limited liability investments	282	2,199
Net purchases of limited liability investments, at fair value	(336)	(666)
Net proceeds from investments in private companies	249	95
Net proceeds from other investments	1,239	405
Net proceeds from short-term investments	30	—
Proceeds from disposal of subsidiary	—	565
Net proceeds from sale of discontinued operations	—	1,129
Acquisition of business, net of cash acquired	(4,792)	—
Net disposals of property and equipment, adjusted for Geminus assets acquired	(134)	593
Cash (used in) provided by investing activities - continuing operations	(6,694)	10,298
Cash used in investing activities - discontinued operations	—	(3,086)
Net cash (used in) provided by investing activities	(6,694)	7,212
Financing activities:
Taxes paid related to net share settlements of restricted stock awards	(89)	—
Principal proceeds from bank loan, net of debt issuance costs of $981	9,019	—
Principal payments on bank loans	(1,325)	(500)
Principal payments on notes payable	(1,816)	(1,632)
Cash provided by (used in) financing activities - continuing operations	5,789	(2,132)
Cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	5,789	(2,132)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(3,359)	4,016
Cash and cash equivalents and restricted cash at beginning of period	31,578	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,578	20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$28,219	$24,378

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.8 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately four months of operating cash. These amounts are reflected in the cash and cash equivalents of $10.9 million and $14.6 million reported at June 30, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

the Company granted restricted common stock awards to a nonemployee. Refer to Note 18, "Stock-Based Compensation," for further details.

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

NOTE 5 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
Geminus Holdings Company, Inc.:
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus Holding Company, Inc. ("Geminus") for total consideration of $8.4 million, comprised of $7.7 million of cash and an installment payable to the seller of $0.7 million due February 15, 2020. The payable to seller was paid in full by February 15, 2020. At June 30, 2019, the balance of the payable to seller was $0.2 million. As further discussed in Note 20, "Segmented Information," Geminus is included in the Extended Warranty segment. Geminus is a specialty, full-service provider of vehicle service agreements and other finance and insurance products to used car buyers around the country. Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

administering these products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill of $7.4 million was recognized, and $5.7 million of separately identifiable intangible assets were recognized resulting from the valuations of acquired customer relationships and trade names. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. During the three months ended June 30, 2019 and June 30, 2018, the Company incurred acquisition-related expenses of zero and $0.0 million, respectively, ($0.0 million year to date compared to $0.0 million prior year to date), which are included in general and administrative expenses in the consolidated statements of operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
March 1, 2019
Investments	$4,405
Cash and cash equivalents	755
Restricted cash	2,650
Accrued investment income	32
Service fee receivable	513
Other receivables	12
Property and equipment, net	79
Goodwill	7,445
Intangible assets not subject to amortization - trade names	1,974
Intangible asset subject to amortization - customer relationships	3,732
Other assets	620
Total assets	$22,217

Accrued expenses and other liabilities	$2,018
Income taxes payable	1
Deferred service fees	10,564
Net deferred income tax liabilities	1,263
Total liabilities	$13,846

Purchase price	$8,371
The consolidated statements of operations include the earnings of Geminus from the date of acquisition. From the date of acquisition through June 30, 2019, Geminus earned revenue of $3.7 million and net income of $0.6 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the three and six months ended June 30, 2019 and June 30, 2018 as if Geminus had been acquired on January 1, 2018. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2018 or project our results of operations as of any future date or for any future period, as applicable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$15,226	$15,218	$30,491	$30,982
(Loss) income from continuing operations attributable to common shareholders	$(906)	$(5,357)	$676	$(8,874)
Basic (loss) earnings per share - continuing operations	$(0.04)	$(0.25)	$0.03	$(0.41)
Diluted (loss) earnings per share - continuing operations	$(0.04)	$(0.25)	$0.03	$(0.41)

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

Assigned Risk Solutions Ltd:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2018, the Company received cash consideration, before expenses, of $1.7 million for the third annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million for the three and six months ended June 30, 2018, respectively. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty segment, has been classified as a discontinued operation.
Summary financial information for Mendota and ARS included in income from discontinued operations, net of taxes in the statements of operations for the three and six months ended June 30, 2018 is presented below:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)	Three months ended June 30,	Six months ended June 30,
	2018	2018
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$22,956	$51,592
Total revenues	22,956	51,592
Other revenues (expenses), net:
Loss and loss adjustment expenses	(18,927)	(41,728)
Commissions and premium taxes	(2,225)	(6,388)
General and administrative expenses	(3,825)	(7,778)
Net investment income	208	434
Net realized losses	(134)	(134)
Gain on change in fair value of equity investments	96	106
Other income	2,445	4,876
Total other revenue (expenses), net	(22,362)	(50,612)
Income from discontinued operations before income tax benefit	594	980
Income tax benefit	—	—
Income from discontinued operations, net of taxes	594	980
Loss on disposal of discontinued operations before income tax expense	(6,628)	(6,628)
Income tax expense	—	—
Loss on disposal of discontinued operations, net of taxes	(6,628)	(6,628)
Total loss from discontinued operations, net of taxes	$(6,034)	$(5,648)

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at June 30, 2019 and December 31, 2018 are summarized in the tables shown below:

(in thousands)	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,007	$52	$13	$15,046
States, municipalities and political subdivisions	604	1	4	601
Mortgage-backed	2,474	2	22	2,454
Corporate	2,686	9	9	2,686
Total fixed maturities	$20,771	$64	$48	$20,787

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$1	$48	$5,547
States, municipalities and political subdivisions	621	—	14	607
Mortgage-backed	3,256	—	70	3,186
Corporate	2,961	—	41	2,920
Total fixed maturities	12,432	1	173	12,260

The table below summarizes the Company's fixed maturities at June 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,652	$11,672
Due after one year through five years	7,641	7,650
Due after five years through ten years	194	192
Due after ten years	1,284	1,273
Total	$20,771	$20,787

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of June 30, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,497	$2	$1,950	$11	$4,447	$13
States, municipalities and political subdivisions	75	—	453	4	528	4
Mortgage-backed	150	—	1,698	22	1,848	22
Corporate	121	—	1,123	9	1,244	9
Total fixed maturities	$2,843	$2	$5,224	$46	$8,067	$48

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)					December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,497	$1	$2,609	$47	$4,106	$48
States, municipalities and political subdivisions	—	—	606	14	606	14
Mortgage-backed	800	1	2,134	69	2,934	70
Corporate	595	1	2,151	40	2,746	41
Total fixed maturities	$2,892	$3	$7,500	$170	$10,392	$173
There are approximately 44 and 64 individual available-for-sale investments that were in unrealized loss positions as of June 30, 2019 and December 31, 2018, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded no write-downs for other-than-temporary impairment related to limited liability investments for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date). There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

The Company does not have any exposure to subprime mortgage-backed investments.
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2019 and December 31, 2018, the carrying value of limited liability investments totaled $3.9 million and $4.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At June 30, 2019, the Company has no unfunded commitments related to limited liability investments.
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
As of June 30, 2019 and December 31, 2018, the carrying value of the Company's limited liability investments, at fair value was $33.0 million and $26.0 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.0 million and zero for the three months ended June 30, 2019 and June 30, 2018, respectively, ($0.0 million and $0.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At June 30, 2019, the Company has unfunded commitments totaling $0.6 million to fund limited liability investments, at fair value, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more requests for funds are planned.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2019 and December 31, 2018, the carrying value of the Company's investments in private companies totaled $2.7 million and $3.1 million, respectively. For the three months ended June 30, 2019 and June 30, 2018, the Company recorded adjustments of zero and $0.2 million, respectively, ($0.0 million and $0.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively), to adjust the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations.
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

As a result of the analysis performed, the Company recorded no write-downs for other-than-temporary impairments related to investments in private companies for the three and six months ended June 30, 2019 and June 30, 2018.
Real estate investments are reported at fair value. As of June 30, 2019 and December 31, 2018, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

Other investments include collateral loans and are reported at their unpaid principal balance. As of June 30, 2019 and December 31, 2018, the carrying value of other investments totaled $0.9 million and $2.1 million, respectively.
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
On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. For the six months ended June 30, 2018, the Company recorded a gain, included in (loss) gain on change in fair value of equity investments in the consolidated statements of operations, of $0.3 million related to this transaction. No shares were received by the Company under either of the performance share grant agreements as of June 30, 2019.
Net investment income for the three and six months ended June 30, 2019 and June 30, 2018 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment income:
Interest from fixed maturities	$122	$57	$195	$90
Dividends	70	82	128	156
Income from limited liability investments	32	189	14	181
Income from limited liability investments, at fair value	232	482	467	701
Income from real estate investments	200	200	400	400
Other	112	9	290	137
Gross investment income	768	1,019	1,494	1,665
Investment expenses	(19)	(9)	(46)	(17)
Net investment income	$749	$1,010	$1,448	$1,648
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and six months ended June 30, 2019 and June 30, 2018 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross realized gains	$44	$133	$359	$398
Gross realized losses	(600)	(1)	(600)	(1)
Net realized (losses) gains	$(556)	$132	$(241)	$397

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(Loss) gain on change in fair value of equity investments for the three and six months ended June 30, 2019 and June 30, 2018 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net (losses) gains recognized on equity investments sold during the period	$(101)	$(10)	$(101)	$545
Change in unrealized gains (losses) on equity investments held at end of the period	38	(411)	116	199
(Loss) gain on change in fair value of equity investments	$(63)	$(421)	$15	$744
Short-term investments and fixed maturities with an estimated fair value of $0.2 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $17.3 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively. Included in restricted cash are (i) $5.1 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $10.0 million and $10.0 million at June 30, 2019 and December 31, 2018, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus; (iii) $1.9 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.3 million and $0.1 million at June 30, 2019 and December 31, 2018, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). The carrying value of the Company’s investment in investee is accounted for under the equity method, calculated using ICL’s reported financial statements. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at June 30, 2019 and December 31, 2018 were as follows:

(in thousands, except for percentages)
	June 30, 2019			December 31, 2018
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	22.9%	$1,542	$1,119	22.9%	$951	$951

The estimated fair value of the Company's investment in ICL at June 30, 2019 in the table above is calculated based on the published closing price of ICL at June 30, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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
For the three months ended June 30, 2019 and June 30, 2018, equity in net income (loss) of investee was income of $0.2 million and loss of $0.4 million, respectively (income of $0.2 million and loss of $0.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively). During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(c), "Related Parties," for more information.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606.
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2019 and June 30, 2018 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance, net	$7,220	$6,428	$6,904	$6,325
Additions	1,500	1,256	2,701	2,498
Amortization	(996)	(1,022)	(1,881)	(2,161)
Balance at June 30, net	$7,724	$6,662	$7,724	$6,662
NOTE 9 INTANGIBLE ASSETS
Intangible assets at June 30, 2019 and December 31, 2018 are comprised as follows:

(in thousands)		June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,259	$1,659
Vehicle service agreements in-force	3,680	3,675	5
Customer relationships	12,646	4,580	8,066
In-place lease	1,125	186	939
Non-compete	266	91	175
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$11,791	$87,775

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,013	$1,905
Vehicle service agreements in-force	3,680	3,671	9
Customer relationships	8,914	3,691	5,223
In-place lease	1,125	155	970
Non-compete	266	64	202
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$93,860	$10,594	$83,266
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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.7 million and $0.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively ($1.2 million and $0.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively).
The tenant relationship and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three and six months ended June 30, 2019 and June 30, 2018.
NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2019 and December 31, 2018 are comprised as follows:

(in thousands)			June 30, 2019
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	12,228	79,080	91,308	12,228	79,080
Buildings	580	43	537	580	43	537
Leasehold improvements	149	103	46	—	—	—
Furniture and equipment	1,042	953	89	—	—	—
Computer hardware	5,289	4,983	306	—	—	—
Total	$119,488	$18,310	$101,178	$113,008	$12,271	$100,737

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)		December 31, 2018
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	10,161	81,147	91,308	10,161	81,147
Buildings	580	36	544	580	36	544
Leasehold improvements	104	102	2	—	—	—
Furniture and equipment	993	901	92	—	—	—
Computer hardware	4,995	4,758	237	—	—	—
Total	$119,100	$15,958	$103,142	$113,008	$10,197	$102,811

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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of June 30, 2019 and June 30, 2018 were as follows:

(in thousands)	June 30, 2019	June 30, 2018
Balance at January 1, net	$43,734	$40,794
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	10,792	—
Gross service fees for vehicle service agreements sold	14,549	11,166
Recognition of service fees on vehicle service agreements	(12,703)	(9,588)
Liability for claims authorized on vehicle service agreements	4,393	2,764
Payments of claims authorized on vehicle service agreements	(2,678)	(2,950)
Re-estimation of deferred service fees	(321)	(165)
Balance at June 30, net	$57,766	$42,021
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	June 30,	December 31,
	2019	2018
Deferred service fees	$57,182	$43,495
Accrued expenses and other liabilities	584	239
Balance at end of period, net	$57,766	$43,734

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2019 and June 30, 2018 were as follows:

(in thousands)	June 30, 2019	June 30, 2018
Balance at beginning of period, gross	$2,073	$1,329
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	72
Balance at beginning of period, net	2,073	1,257
Incurred related to:
Current year	—	—
Prior years	708	1,647
Paid related to:
Current year	—	—
Prior years	(844)	(410)
Balance at end of period, net	1,937	2,494
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	100
Balance at end of period, gross	$1,937	$2,594
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.7 million and $1.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The unfavorable development for the six months ended June 30, 2019 and June 30, 2018 was primarily related to an increase in loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

NOTE 13 DEBT
Debt consists of the following instruments at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$2,717	$2,717	$2,656	$3,917	$3,917	$3,829
KWH Loan	9,875	8,957	12,246	—	—	—
	12,592	11,674	14,902	3,917	3,917	3,829
Notes payable:
Mortgage	171,551	180,484	181,042	173,155	182,548	174,265
Flower Note	7,555	7,555	8,322	7,768	7,768	8,565
Net Lease Note	9,000	9,000	9,151	9,000	9,000	9,409
	188,106	197,039	198,515	189,923	199,316	192,239
Subordinated debt	90,500	50,224	50,224	90,500	50,023	50,023
Total	$291,198	$258,937	$263,641	$284,340	$253,256	$246,091

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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at June 30, 2019 of $7.6 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at June 30, 2019 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $0.2 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and June 30, 2019, $1.7 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income, partially offset by $1.5 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2019, deferred interest payable of $5.7 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

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
The guidance requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is classified as a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is classified as a direct financing lease. All leases that are not classified as sales-type or direct financing leases are classified as operating leases.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

The Company elected certain of the practical expedients that are permitted under the transition guidance which allowed the Company to carryforward the historical lease classification, not reassess initial direct costs for any existing leases as of January 1, 2019 or reassess whether any expired or existing contracts are or contain leases. In addition, the Company elected to adopt the “hindsight” practical expedient to determine the reasonably certain lease term for existing leases. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of ASC 842 and have updated internal controls accordingly.
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
The ROU assets and lease liability are presented as separate line items on the face of the Company’s consolidated balance sheet as of June 30, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended June 30, 2019 were $0.2 million and de minimis, respectively. Operating lease costs and variable lease costs included in selling and administrative costs for the six months ended June 30, 2019 were $0.5 million and de minimis, respectively.
The annual maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	Lease Commitments
2019	$463
2020	377
2021	388
2022	399
2023	422
2024 and thereafter	859
Total undiscounted lease payments	2,908
Imputed interest	498
Total lease liabilities	$2,410
The weighted-average remaining lease term for our operating leases was 6.40 years as of June 30, 2019. The weighted average discount rate of our operating leases was 5.69% as of June 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $0.5 million for the six months ended June 30, 2019.

Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the three and six months ended June 30, 2019 and June 30, 2018. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2019, $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022 and $0.1 million for 2023. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 10, "Property and Equipment").

Lease income related to operating leases for the three months ended June 30, 2019 and June 30, 2018 was $3.3 million and $3.3 million, respectively ($6.7 million year to date compared to $6.7 million prior year to date).

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	As of June 30, 2019

Property leased to lessees	113,008
Accumulation depreciation	(12,271)
Net property and equipment leased	$100,737

As of June 30, 2019, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2019	$5,840
2020	11,832
2021	12,099
2022	12,371
2023	12,649
Thereafter	149,896
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Vehicle service agreement fees - IWS	$4,551	$4,226	$9,030	$8,615
GAP commissions - IWS	226	200	484	392
Maintenance support service fees - Trinity	1,732	1,962	3,700	4,935
Warranty product commissions - Trinity	817	736	1,399	1,232
Homebuilder warranty service fees - PWSC	1,475	1,548	2,898	2,975
Homebuilder warranty commissions - PWSC	198	188	409	362
Vehicle service agreement fees - Geminus	2,757	—	3,644	—
GAP commissions - Geminus	16	—	23	—

Service fee and commission income	$11,772	$8,860	$21,587	$18,511

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

For the GAP claims administration performance obligation, IWS applies an input method of measurement, based on the expected costs plus a margin of providing services, to determine the transfer of its services over the GAP contract period. IWS uses historical data regarding the number of claims it receives and activities performed, in addition to the number of GAP contracts sold, to estimate the number of claims to be received by year until coverage expires, which allows IWS to develop a revenue recognition

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

pattern that it believes provides a faithful depiction of the transfer of services over time for the GAP claims administration performance obligation.

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2019 and December 31, 2018 were $5.2 million and $3.4 million, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 40.5% of the deferred service fees as of June 30, 2019. Approximately $7.9 million of service fee and commission income recognized during the six months ended June 30, 2019 was included in deferred service fees as of December 31, 2018.

NOTE 16 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax expense (benefit) for the three and six months ended June 30, 2019 and June 30, 2018 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax (benefit) expense at United States statutory income tax rate	$(48)	$(855)	$472	$(1,348)
Valuation allowance	97	822	(1,234)	1,354
Non-deductible compensation	25	62	34	123
Disposition of subsidiary	(24)	—	(24)	—
State income tax	32	67	58	133
Change in unrecognized tax benefits(1)	71	60	141	130
Indefinite life intangibles	54	24	87	46
Foreign operations subject to different tax rates	(20)	(39)	(17)	(54)
Other	(19)	49	(62)	60
Income tax expense (benefit)	$168	$190	$(545)	$444
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2019 and December 31, 2018. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2019 and December 31, 2018 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $29.0 million and $28.5 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.7 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.6 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.1 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its December 31, 2018 net deferred income tax liabilities.
As of June 30, 2019 and December 31, 2018, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million and $0.1 million related to interest and penalty accruals for the three months ended June 30, 2019 and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

June 30, 2018, respectively ($0.1 million and $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively). At June 30, 2019 and December 31, 2018, the Company carried an accrual for the payment of interest and penalties of $1.2 million and $1.1 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 17 (LOSS) EARNINGS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings from continuing operations per share computation for the three and six months ended June 30, 2019 and June 30, 2018:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
(Loss) income from continuing operations	$(396)	$(4,262)	$2,793	$(6,866)
Less: net income attributable to noncontrolling interests	(258)	(158)	(469)	(517)
Less: dividends on preferred stock, net of tax	(252)	(259)	(498)	(512)
(Loss) income from continuing operations attributable to common shareholders	$(906)	$(4,679)	$1,826	$(7,895)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,867	21,708	21,854	21,708
Weighted average diluted shares
Weighted average common shares outstanding	21,867	21,708	21,854	21,708
Effect of potentially dilutive securities
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Unvested restricted stock units	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	21,867	21,708	21,854	21,708
Basic (loss) earnings from continuing operations per share	$(0.04)	$(0.22)	$0.08	$(0.36)
Diluted (loss) earnings from continuing operations per share	$(0.04)	$(0.22)	$0.08	$(0.36)
Basic (loss) earnings from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted (loss) earnings from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2018, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

NOTE 18 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2019:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	40,000	$4.67	1.3	$—
Granted	—	—
Expired	—	—
Outstanding at June 30, 2019	40,000	$4.67	0.8	$—
Exercisable at June 30, 2019	40,000	$4.67	0.8	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2019 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the six months ended June 30, 2019.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at June 30, 2019 was $0.5 million.
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

The remaining 247,450 shares of the 2018 Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. There is no defined term under which the performance conditions must be completed. The unamortized compensation expense for the 2018 Restricted Stock Award will be recognized at the time the performance condition has been satisfied. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

related to the unvested 2018 Restricted Stock Award at June 30, 2019 was $0.6 million. During the fourth quarter of 2019, the Company acquired the remaining 247,450 shares of the 2018 Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 22, "Related Parties," for more information.

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
The Company also recorded during the first quarter of 2019 $0.1 million of compensation expense equal to the fair value of the remaining 79,231 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at June 30, 2019 was zero.

The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. On September 5, 2018, the Restricted Stock Unit Agreement was cancelled and 500,000 restricted common stock awards were granted to the officer (the "2018 Restricted Stock Award"). There was no change to the vesting terms. The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2019 was $1.8 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Modified Restricted Stock Award, Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2019:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2018	1,092,450	$4.51
Vested	(79,231)	4.14
Cancelled for Tax Withholding	(36,269)	4.14
Unvested at June 30, 2019	976,950	$4.55
The unvested balance at June 30, 2019 in the table above is comprised of 229,500 shares of 2014 Restricted Stock Awards, 247,450 shares of 2018 Modified Restricted Stock Award and 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At June 30, 2019, there were 875 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at June 30, 2019 was $0.7 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

Total stock-based compensation expense, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.2 million and $0.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.4 million and $0.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively).

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2019 and June 30, 2018 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2019 and June 30, 2018 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)	Three months ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive (Loss) Income of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at April 1, 2019	$(61)	$(3,286)	$43,314	$(45)	$39,922

Other comprehensive income (loss) arising during the period	115	—	(750)	—	(635)
Amounts reclassified from accumulated other comprehensive income	(7)	—	—	45	38
Net current-period other comprehensive income (loss)	108	—	(750)	45	(597)

Balance at June 30, 2019	$47	$(3,286)	$42,564	$—	$39,325

(in thousands)	Three months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at April 1, 2018	$(891)	$(3,286)	$40,021	$35,844

Other comprehensive income (loss) arising during the period	(72)	—	778	706
Amounts reclassified from accumulated other comprehensive income	(4)	—	—	(4)
Net current-period other comprehensive income (loss)	(76)	—	778	702

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$36,546

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)	Six months ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive (Loss) Income of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at January 1, 2019	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	220	—	(1,695)	—	(1,475)
Amounts reclassified from accumulated other comprehensive income	(13)	—	—	45	32
Net current-period other comprehensive income (loss)	207	—	(1,695)	45	(1,443)

Balance at June 30, 2019	$47	$(3,286)	$42,564	$—	$39,325

(in thousands)	Six months ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive loss arising during the period	(430)	—	344	(86)
Amounts reclassified from accumulated other comprehensive income	(11)	—	—	(11)
Net current-period other comprehensive loss	(441)	—	344	(97)

Balance at June 30, 2018	$(967)	$(3,286)	$40,799	$36,546

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized (losses) gains	$(38)	$5	$(32)	$8
Other-than-temporary impairment loss	—	—	—	—
(Loss) income from continuing operations before income tax expense	(38)	5	(32)	8
Income tax expense	—	—	—	—
(Loss) income from continuing operations	(38)	5	(32)	8
Income from discontinued operations, net of taxes	—	(1)	—	3
Net (loss) income	$(38)	$4	$(32)	$11
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
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2019 and June 30, 2018 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Extended Warranty:
Service fee and commission income	$11,772	$8,860	$21,587	$18,511
Other income	41	36	116	102
Total Extended Warranty	11,813	8,896	21,703	18,613
Leased Real Estate:
Rental income	3,341	3,341	6,682	6,682
Other income	72	72	142	219
Total Leased Real Estate	3,413	3,413	6,824	6,901
Total segment revenues	15,226	12,309	28,527	25,514
Rental income not allocated to segments	—	4	—	11
Total revenues	$15,226	$12,313	$28,527	$25,525

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and six months ended June 30, 2019 and June 30, 2018 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment operating income:
Extended Warranty	$1,035	$1,090	$1,602	$1,936
Leased Real Estate	753	618	1,205	1,492
Total segment operating income	1,788	1,708	2,807	3,428
Net investment income	749	1,010	1,448	1,648
Net realized (losses) gains	(556)	132	(241)	397
(Loss) gain on change in fair value of equity investments	(63)	(421)	15	744
Gain (loss) on change in fair value of limited liability investments, at fair value	2,347	(525)	6,612	(1,461)
Net change in unrealized gain (loss) on private company investments	—	(155)	19	(155)
Other-than-temporary impairment loss	—	—	(75)	—
Interest expense not allocated to segments	(2,339)	(1,844)	(4,441)	(3,561)
Other income and expenses not allocated to segments, net	(2,597)	(3,213)	(4,361)	(5,625)
Amortization of intangible assets	(676)	(254)	(1,197)	(509)
Gain (loss) on change in fair value of debt	918	(142)	1,494	(1,061)
Gain on disposal of subsidiary	—	17	—	17
Equity in net income (loss) of investee	201	(385)	168	(284)
(Loss) income from continuing operations before income tax expense (benefit)	(228)	(4,072)	2,248	(6,422)
Income tax expense (benefit)	168	190	(545)	444
(Loss) income from continuing operations	$(396)	$(4,262)	$2,793	$(6,866)
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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

•
The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach including valuation multiples applied to corresponding

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

performance metrics, such as earnings before interest, tax, depreciation and amortization; revenue; or net earnings. The selected valuation multiples were estimated using multiples provided by the investees and review of those multiples in light of investor updates, performance reports, financial statements and other relevant information. These investments are categorized in Level 3 of the fair value hierarchy.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			June 30, 2019
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,046	$—	$15,046	$—	$—
States, municipalities and political subdivisions	601	—	601	—	—
Mortgage-backed	2,454	—	2,454	—	—
Corporate	2,686	—	2,686	—	—
Total fixed maturities	20,787	—	20,787	—	—
Equity investments:
Common stock	179	179	—	—	—
Warrants	23	16	7	—	—
Total equity investments	202	195	7	—	—
Limited liability investments, at fair value	33,047	—	6,298	4,635	22,114
Real estate investments	10,662	—	—	10,662	—
Other investments	895	—	895	—	—
Short-term investments	154	—	154	—	—
Total assets	$65,747	$195	$28,141	$15,297	$22,114

Liabilities:
Subordinated debt	$50,224	$—	$50,224	$—	$—
Warrant liability	307	—	—	307	—
Total liabilities	$50,531	$—	$50,224	$307	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

(in thousands)			December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,547	$—	$5,547	$—	$—
States municipalities and political subdivisions	607	—	607	—	—
Mortgage-backed	3,186	—	3,186	—	—
Corporate	2,920	—	2,920	—	—
Total fixed maturities	12,260	—	12,260	—	—
Equity investments:
Common stock	801	801	—	—	—
Warrants	55	19	36	—	—
Total equity investments	856	820	36	—	—
Limited liability investments, at fair value	26,015	—	206	4,124	21,685
Real estate investments	10,662	—	—	10,662	—
Other investments	2,079	—	2,079	—	—
Short-term investments	152	—	152	—	—
Total assets	$52,024	$820	$14,733	$14,786	$21,685

Liabilities:
Subordinated debt	$50,023	$—	$50,023	$—	$—
Total liabilities	$50,023	$—	$50,023	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2019 and June 30, 2018:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,060	$1,634	$4,124	$1,397
Purchases	599	504	674	978
Distributions received	(14)	(70)	(338)	(562)
Realized gains included in net (loss) income	14	—	83	251
Change in fair value of limited liability investments, at fair value included in net (loss) income	(24)	15	92	19
Ending balance	$4,635	$2,083	$4,635	$2,083
Unrealized gains recognized in net (loss) income on limited liability investments, at fair value held at end of period	$—	$15	$116	$38
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized in net (loss) income on real estate investments held at end of period	$—	$—	$—	$—
Ending balance - assets	$15,297	$12,745	$15,297	$12,745
Liabilities:
Warrant liability:
Beginning balance	$317	$—	$—	$—
Issuance of warrants	—	—	361	—
Change in fair value of warrant liability included in net (loss) income	(10)	—	(54)	—
Ending balance - liabilities	$307	$—	$307	$—
Unrealized gains recognized in net (loss) income on warrant liability held at end of period	$(10)	$—	$(54)	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2019 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,635	Market approach	Valuation multiples	5.0x-8.8x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$307	Market approach	Valuation multiple	6.0x

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2019 or 2018.

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$22,114	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2018:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,685	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended June 30, 2019 and June 30, 2018, the Company recorded adjustments to increase the fair value of an certain investments in private companies for observable price changes of zero and $0.2 million, respectively, ($0.0 million and $0.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively), which are included in net change in unrealized gain (loss) on private company investments in the consolidated statements of operations. The Company recorded no write-downs for other-than-temporary impairments related to investments in private companies for the three and six months ended June 30, 2019 and June 30, 2018. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At June 30, 2019 and December 31, 2018, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2018, the Company funded approximately $0.5 million in response to Capital Calls. During 2018, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the six months ended June 30, 2019.
(b)    1347 Property Insurance Holdings, Inc.

In November 2012, the Company formed Maison Insurance Company ("Maison"), a Louisiana domiciled property and casualty insurance company. In preparation for a transaction to take Maison public, the Company formed 1347 Property Insurance Holdings, Inc. (“PIH”). Maison was a wholly owned subsidiary of PIH, which completed an initial public offering effective March 31, 2014, pursuant to which the Company disposed of a majority interest in PIH. The Company owned zero and zero of the common shares of PIH at June 30, 2019 and December 31, 2018, respectively.

D. Kyle Cerminara ("Cerminara") was appointed to the PIH Board of Directors on December 27, 2016 and became Chairman of the Board of Directors of PIH on May 11, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of Fundamental Global Investors, LLC ("FGI"). During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of June 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Larry G. Swets, Jr. ("Swets") has served as a member of the PIH Board of Directors since November 21, 2013 and served as the Chairman of the Board of Directors of PIH from March 5, 2017 to May 11, 2018. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million and to sell the $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020, for $3.0 million plus accrued but unpaid dividends. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. No shares were received by the Company under either of the performance share grant agreements as of June 30, 2019.
(c)    Itasca Capital Ltd.
Investment in investee includes the Company's investment in the common stock of ICL, a publicly traded Canadian corporation, and is accounted for under the equity method. The Company owned 22.9% and 22.9% of the common shares of ICL at June 30, 2019 and December 31, 2018, respectively.

Ballantyne Strong Inc. ("Ballantyne") owned 40.6% and 40.6% of the common shares of ICL at June 30, 2019 and December 31, 2018, respectively. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of June 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to FGI for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, to Swets for consideration totaling C$1.1 million, comprised of cash

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019. The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to an Amended and Restated Restricted Stock Agreement (the "Swets Restricted Stock Agreement") executed on September 5, 2018 related to Swets’ departure from the Company. Pursuant to the Swets Restricted Stock Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Swets Restricted Stock Agreement. Also, pursuant to the Swets Restricted Stock Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.
(d)    Fundamental Global Investors, LLC
During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of June 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares.

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

(e)    Insurance Income Strategies Ltd.
IIS is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at June 30, 2019 and December 31, 2018. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS. See Note 7, "Variable Interest Entities," in the Company’s 2018 Annual Report for further discussion of IIS. Swets has served as the Chairman of the Board of Directors of IIS since its formation. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

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
1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At June 30, 2019 and December 31, 2018, the Company owned zero and 45.6% of the membership interests. The Company also held collateralized notes in principal amount of zero and $0.6 million at June 30, 2019 and December 31, 2018, respectively. Fitzgerald owned zero and 0.8% of the membership interests at June 30, 2019 and December 31, 2018, respectively. Energy was managed through a Board of Managers comprised of five managers, two of whom, Swets and Fitzgerald, were appointed by 1347 Capital LLC, a wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.
1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach Holdings, Inc., a publicly traded company. The Company owned 26.7% of the membership units at June 30, 2019 and December 31, 2018. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain (loss) on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.

ICL owned 47.6% of the membership units at June 30, 2019 and December 31, 2018. Ballantyne owned 40.6% and 40.6% of the common shares of ICL at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.7 million as of June 30, 2019. The Company has concluded there are no indications the Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all amounts due. The Debtors are current with the amended terms of the Notes. As a result, the Company has concluded the Notes are not impaired.
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

On February 28, 2020, the Company entered into a Consulting Agreement (the "Consulting Agreement") with William A. Hickey, Jr. ("Hickey"), its former Chief Financial Officer, pursuant to which Hickey will provide consulting and transition support through at least April 30, 2020, subject to renewal thereafter by agreement of the parties. In accordance with the Consulting Agreement, Hickey will receive a consulting fee of $0.1 million for the months of March and April 2020 and an hourly consulting fee of $165 for time worked in subsequent months.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the audited consolidated financial statements at June 30, 2019.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company will report in its consolidated statement of operations for the three months ended March 31, 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2019, and no liability has been recorded in the audited consolidated financial statements at June 30, 2019.
(b)    Guarantee:
As further discussed in Note 5, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements was not reasonably determinable at June 30, 2019, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2019.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At June 30, 2019, the unfunded commitment was $0.6 million, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more Capital Calls are planned.

NOTE 24 SUBSEQUENT EVENT
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer pending due to both job losses and other effects attributable to COVID-19. The near-term impacts of COVID-19 are primarily with respect

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2019

to the Company’s Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products remain closed, the Company has seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, the Company expects to see a reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States. There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and has and will continue to adjust its operations accordingly.
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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized (losses) gains, (loss) gain on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized gain (loss) on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, gain (loss) on change in fair value of debt, gain on disposal of subsidiary and equity in net income (loss) of investee. A reconciliation of segment operating income to (loss) income from continuing operations before income tax expense (benefit) for the three and six months ended June 30, 2019 and June 30, 2018 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2019 and June 30, 2018 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2019	2018	Change	2019	2018	Change
Segment operating income:
Extended Warranty	$1,035	$1,090	$(55)	$1,602	$1,936	$(334)
Leased Real Estate	753	618	135	1,205	1,492	(287)
Total segment operating income	1,788	1,708	80	2,807	3,428	(621)
Net investment income	749	1,010	(261)	1,448	1,648	(200)
Net realized (losses) gains	(556)	132	(688)	(241)	397	(638)
(Loss) gain on change in fair value of equity investments	(63)	(421)	358	15	744	(729)
Gain (loss) on change in fair value of limited liability investments, at fair value	2,347	(525)	2,872	6,612	(1,461)	8,073
Net change in unrealized gain (loss) on private company investments	—	(155)	155	19	(155)	174
Other-than-temporary impairment loss	—	—	—	(75)	—	(75)
Interest expense not allocated to segments	(2,339)	(1,844)	(495)	(4,441)	(3,561)	(880)
Other income and expenses not allocated to segments, net	(2,597)	(3,213)	616	(4,361)	(5,625)	1,264
Amortization of intangible assets	(676)	(254)	(422)	(1,197)	(509)	(688)
Gain (loss) on change in fair value of debt	918	(142)	1,060	1,494	(1,061)	2,555
Gain on disposal of subsidiary	—	17	(17)	—	17	(17)
Equity in net income (loss) of investee	201	(385)	586	168	(284)	452
(Loss) income from continuing operations before income tax expense (benefit)	(228)	(4,072)	3,844	2,248	(6,422)	8,670
Income tax expense (benefit)	168	190	(22)	(545)	444	(989)
(Loss) income from continuing operations	(396)	(4,262)	3,866	2,793	(6,866)	9,659
Income from discontinued operations, net of taxes	—	594	(594)	—	980	(980)
Loss on disposal of discontinued operations, net of taxes	—	(6,628)	6,628	—	(6,628)	6,628
Net (loss) income	$(396)	$(10,296)	$9,900	$2,793	$(12,514)	$15,307

KINGSWAY FINANCIAL SERVICES INC.

(Loss) Income from Continuing Operations and Net (Loss) Income
In the second quarter of 2019, we reported loss from continuing operations of $0.4 million compared to $4.3 million in the second quarter of 2018. For the six months ended June 30, 2019, we reported income from continuing operations of $2.8 million compared to a loss from continuing operations of $6.9 million for the six months ended June 30, 2018. The loss from continuing operations for the three months ended June 30, 2019 is primarily due to operating income in Extended Warranty and Leased Real Estate and gain on change in fair value of limited liability investments, at fair value partially offset by interest expense not allocated to segments and other income and expenses not allocated to segments, net. The income from continuing operations for the six months ended June 30, 2019 is primarily due to operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of limited liability investments, at fair value partially offset by interest expense not allocated to segments and other income and expenses not allocated to segments, net. The loss from continuing operations for the three months ended June 30, 2018 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by Extended Warranty segment operating income. The loss from continuing operations for the six months ended June 30, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, loss on change in fair value of limited liability investments, at fair value and loss on change in fair value of debt, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income.
For the three months ended June 30, 2019, we reported net loss of $0.4 million compared to $10.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, we reported net income of $2.8 million compared to a net loss of $12.5 million for the six months ended June 30, 2018.
Extended Warranty
The Extended Warranty service fee and commission income increased 32.6% to $11.8 million for the three months ended June 30, 2019 compared with $8.9 million for the three months ended June 30, 2018 ($21.6 million year to date compared to $18.5 million prior year to date, representing a 16.8% increase). The increase in service fee and commission income is primarily reflective of the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus service fee and commission income was $2.8 million and zero for the three months ended June 30, 2019 and June 30, 2018, respectively, ($3.7 million and zero for the six months ended June 30, 2019 and June 30, 2018, respectively). The Extended Warranty service fee and commission income for the six months ended June 30, 2019 also reflects decreases at Trinity and PWSC partially offset by an increase at IWS compared to the six months ended June 30, 2018.
The Extended Warranty operating income was $1.0 million for the three months ended June 30, 2019 compared with $1.1 million for the three months ended June 30, 2018 ($1.6 million year to date compared to $1.9 million prior to date). Operating income for the three and six months ended June 30, 2019 includes Geminus operating income of $0.2 million and $0.1 million, respectively, which offset lower operating income at PWSC and IWS for the three months and six months ended June 30, 2019.
Leased Real Estate
In the second quarter of 2019, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the second quarter of 2018 ($6.7 million year to date compared to $6.7 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.8 million for the three months ended June 30, 2019 compared with $0.6 million for the three months ended June 30, 2018 ($1.2 million year to date compared to $1.5 million prior year to date). The increase in operating income for the three months ended June 30, 2019 is primarily attributable to lower litigation expenses during the three months ended June 30, 2019 compared to the same period in 2018. The decrease in operating income for the six months ended June 30, 2019 is primarily attributable to higher litigation expenses during the six months ended June 30, 2019 compared to the same period in 2018. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million and $1.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively ($3.0 million and $3.1 million, respectively, year to date and prior year to date). See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $0.7 million in the second quarter of 2019 compared to $1.0 million in the second quarter of 2018 ($1.4 million year to date compared to $1.6 million prior year to date). The decrease in net investment income for the three and six months ended June 30, 2019 primarily relates to lower net investment income recorded from the Company’s limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized (Losses) Gains
Net realized losses were $0.6 million in the second quarter of 2019 compared to net realized gains of $0.1 million in the second quarter of 2018 (net realized losses of $0.2 million year to date compared to net realized gains of $0.4 million prior year to date). The increase in net realized losses for the three and six months ended June 30, 2019 compared to net realized gains for the three and six months ended June 30, 2018 resulted primarily from a $0.6 million net realized loss recorded during the second quarter of 2019 related to the sale of one of the Company’s limited liability investments.
(Loss) Gain on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.1 million in the second quarter of 2019 compared to $0.4 million in the second quarter of 2018 (gain of $0.0 million year to date compared to gain of $0.7 million prior year to date). The loss on change in fair value of equity investments includes realized losses of $0.1 million and $0.0 million on equity investments sold during the three months ended June 30, 2019 and June 30, 2018, respectively (realized losses of $0.1 million year to date compared to realized gains of $0.5 million prior year to date) and unrealized gains of $0.0 million and unrealized losses of $0.4 million on equity investments held during the three months ended June 30, 2019 and June 30, 2018, respectively (unrealized gains of $0.1 million and $0.2 million, respectively, year to date and prior year to date).
Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain (loss) on change in fair value of limited liability investments, at fair value was a gain of $2.3 million in the second quarter of 2019 compared to a loss of $0.5 million in the second quarter of 2018 (gain of $6.6 million year to date compared to a loss of $1.5 million prior year to date). The increase is primarily due to a $1.9 million increase in fair value of 1347 Investors recorded for the three months ended June 30, 2019 compared to a $0.4 million decrease in fair value of 1347 Investors recorded for the three months ended June 30, 2018 (increase in fair value of $6.1 million year to date compared to decrease in fair value of $1.8 million prior year to date). The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  During the second half of 2019 through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in a lower valuation of 1347 Investors through the date of dissolution, as well as a decrease in the value of the Limbach common stock held directly.
Net Change in Unrealized Gain (Loss) on Private Company Investments
Net change in unrealized gain (loss) on private company investments was zero in the second quarter of 2019 compared to a loss of $0.2 million in the second quarter of 2018 (gain of $0.0 million year to date compared to loss of $0.2 million prior year to date). For the three and six months ended June 30, 2018, the Company recorded adjustments of $0.2 million and $0.2 million, respectively, to decrease the fair value of certain investments in private companies for observable price changes.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of zero and zero for other-than-temporary impairment related to limited liability investments for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date).

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the second quarter of 2019 was $2.3 million compared to $1.8 million in the second quarter of 2018 ($4.4 million year to date compared to $3.6 million prior year to date). The increase for the three and six months ended June 30, 2019 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and six months ended June 30, 2019 compared to the same periods in 2018. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Interest expense during the three and six months ended June 30, 2019 also includes $0.3 million and $0.5 million, respectively, related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.

KINGSWAY FINANCIAL SERVICES INC.

Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $2.6 million in the second quarter of 2019 compared to a net expense of $3.2 million in the second quarter of 2018 ($4.4 million year to date compared to $5.6 million prior year to date). Included in other income and expenses not allocated to segments are expenses of $0.8 million and $1.3 million for Amigo for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.7 million year to date compared to $1.7 million prior year to date). Amigo was previously included in the Insurance Underwriting segment along with Mendota, Mendakota and MCC. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.7 million in the second quarter of 2019 compared to $0.3 million in the second quarter of 2018 ($1.2 million year to date compared to $0.5 million prior year to date). The higher amortization expense for the three and six months ended June 30, 2019 is primarily related to amortization recorded in conjunction with the Company's acquisitions of PWSC on October 12, 2017 and Geminus on March 1, 2019. During the third quarter of 2018, the Company completed its fair value analysis of the PWSC assets acquired and liabilities assumed. As a result, the Company recorded amortization expense of $0.2 million and zero for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.4 million and zero for the six months ended June 30, 2019 and June 30, 2018, respectively). Amortization of intangible assets during the three and six months ended June 30, 2019 also includes $0.2 million and $0.3 million, respectively, related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details on the Company’s acquisition of Geminus.
Gain (Loss) on Change in Fair Value of Debt
Gain (loss) on change in fair value of debt amounted to a gain of $0.9 million in the second quarter of 2019 compared to a loss of $0.1 million in the second quarter of 2018 (gain of $1.5 million year to date compared to a loss of $1.1 million prior year to date). The gain for the three and six months ended June 30, 2019 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. The loss for the three and six months ended June 30, 2018 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss). See "Debt" section below for further information.
Equity in Net Income (Loss) of Investee
Equity in net income of investee for the second quarter of 2019 was $0.2 million compared to loss of $0.4 million in the second quarter of 2018 (income of $0.2 million year to date compared to a loss of $0.3 million prior year to date). Equity in net income (loss) of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for the second quarter of 2019 was $0.2 million compared to $0.2 million in the second quarter of 2018 (benefit of $0.5 million year to date compared to expense of $0.4 million prior year to date). See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and six months ended June 30, 2019 and June 30, 2018.

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

KINGSWAY FINANCIAL SERVICES INC.

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
At June 30, 2019, we held cash and cash equivalents, restricted cash and investments with a carrying value of $100.5 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2019	% of Total	December 31, 2018	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	15,046	15.0%	5,547	6.1%
States, municipalities and political subdivisions	601	0.6%	607	0.6%
Mortgage-backed	2,454	2.4%	3,186	3.5%
Corporate	2,686	2.7%	2,920	3.2%
Total fixed maturities	20,787	20.7%	12,260	13.4%
Equity investments:
Common stock	179	0.2%	801	0.9%
Warrants	23	—%	55	—%
Total equity investments	202	0.2%	856	0.9%
Limited liability investments	3,891	3.9%	4,790	5.2%
Limited liability investments, at fair value	33,047	32.9%	26,015	28.4%
Investments in private companies	2,661	2.6%	3,090	3.4%
Real estate investments	10,662	10.6%	10,662	11.7%
Other investments	895	0.9%	2,079	2.3%
Short-term investments	154	0.2%	152	0.2%
Total investments	72,299	72.0%	59,904	65.5%
Cash and cash equivalents	10,899	10.8%	14,619	16.0%
Restricted cash	17,320	17.2%	16,959	18.5%
Total	100,518	100.0%	91,482	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded no write-downs for other-than-temporary impairment related to limited liability investments for the three months ended June 30, 2019 and June 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date). As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.0 million and zero for the three months ended June 30, 2019 and June 30, 2018, respectively, ($0.0 million and $0.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively), which are included in gain (loss) on change in fair value

KINGSWAY FINANCIAL SERVICES INC.

of limited liability investments, at fair value in the consolidated statements of operations. There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments and investments in private companies for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

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
At June 30, 2019 and December 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.0 million and $0.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2019 and December 31, 2018, all unrealized losses on individual investments were considered temporary.
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
TABLE 5 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2019	December 31, 2018
Non-standard automobile	516	686
Commercial automobile	184	794
Other	1,237	593
Total	1,937	2,073

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	June 30, 2019	December 31, 2018
Non-standard automobile	516	686
Commercial automobile	184	794
Other	1,237	593
Total	1,937	2,073
Non-Standard Automobile
At June 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.5 million and $0.7 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Commercial Automobile
At June 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.2 million and $0.8 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Other
At June 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.2 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss and loss adjustment expenses at Amigo, partially offset by a decrease in unpaid loss and loss adjustment expenses at Kingsway Re.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	601	1,301	708	1,647
For the three months ended June 30, 2019, the Company reported $0.6 million of unfavorable development for loss and loss adjustment expenses from prior accident years compared with unfavorable development of $1.3 million for the three months ended June 30, 2018 (unfavorable development of $0.7 million year to date compared to unfavorable development of $1.6 million prior year to date). The unfavorable development reported for the three and six months ended June 30, 2019 and June 30, 2018 was related to an increase in loss and loss adjustment expenses at Amigo. During the three months ended June 30, 2019, Amigo increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  During the three months ended June 30, 2018, Amigo re-estimated loss adjusting expense reserves for its remaining open claims simultaneous with the Company's announcement of the sale of Mendota.
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

KINGSWAY FINANCIAL SERVICES INC.

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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2019, deferred interest payable of $5.7 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The Company's subordinated debt is measured and reported at fair value. At June 30, 2019, the carrying value of the subordinated debt is $50.2 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the six months ended June 30, 2019, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the six months ended June 30, 2019, along with the passage of time, contributed to the $0.2 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and June 30, 2019.
Of the $0.2 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and June 30, 2019, $1.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $1.5 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Cash Flows from Continuing Operations
During the six months ended June 30, 2019, the Company reported on the unaudited consolidated statements of cash flows $2.5 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net income of $2.8 million and the $2.5 million of net cash used in operating activities from continuing operations can be explained primarily by the $6.6 million gain on change in fair value of limited liability investments, at fair value.
During the six months ended June 30, 2019, the net cash used in investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $6.7 million. This use of cash was driven primarily by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities and sales of other investments and from acquisition of business, net of cash acquired.
During the six months ended June 30, 2019, the net cash provided by financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $5.8 million. This source of cash is attributed to $9.0 million of net bank loan proceeds offset by principal repayments on bank loans of $1.3 million and principal repayments of $1.8 million on the notes payable.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents from continuing operations during the six months ended June 30, 2019 was $3.4 million.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2019, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
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

KINGSWAY FINANCIAL SERVICES INC.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.8 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively. These amounts are reflected in the cash and cash equivalents of $10.9 million and $14.6 million reported at June 30, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $1.8 million at June 30, 2019 represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2019, the holding company’s liquidity of $3.7 million represented approximately seven months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity of $1.8 million at June 30, 2019 and $3.7 million as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2019 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2019, they do represent future sources of liquidity.
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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay loss and loss adjustment expenses or warranty contract expenses.

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2019 and December 31, 2018.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	June 30, 2019	% of Total	December 31, 2018	% of Total
Due in less than one year	11,672	56.2%	5,445	44.4%
Due in one through five years	7,650	36.8%	5,233	42.7%
Due after five through ten years	192	0.9%	210	1.7%
Due after ten years	1,273	6.1%	1,372	11.2%
Total	20,787	100.0%	12,260	100.0%

At June 30, 2019, 93.0% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at June 30, 2019 and December 31, 2018.
TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of June 30, 2019
Estimated fair value	$21,005	$20,787	$20,569
Estimated increase (decrease) in fair value	$218	$—	$(218)

As of December 31, 2018
Estimated fair value	$12,436	$12,260	$12,084
Estimated increase (decrease) in fair value	$176	$—	$(176)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of June 30, 2019, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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

KINGSWAY FINANCIAL SERVICES INC.

The Investment Committee of the Board of Directors is responsible for the oversight of key investment policies and limits. These policies and limits are subject to annual review and approval by the Investment Committee. The Investment Committee is also responsible for ensuring these policies are implemented and procedures are in place to manage and control credit risk.
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2019 and December 31, 2018, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at June 30, 2019.
TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	June 30, 2019	December 31, 2018
AAA/Aaa	71.9%	72.0%
AA/Aa	10.5	16.1
A/A	17.6	10.9
Percentage rated A/A2 or better	100.0%	99.0%
BBB/Baa	—	1.0
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2019 and June 30, 2018 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2019, and ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KINGSWAY FINANCIAL SERVICES INC.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	April 10, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	April 10, 2020	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

