Form 10-Q
period 2019-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-04-10
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2019
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

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $17,269 and $12,432, respectively)	$17,309	$12,260
Equity investments, at fair value (cost of $1,487 and $2,274, respectively)	157	856
Limited liability investments	3,838	4,790
Limited liability investments, at fair value	29,559	26,015
Investments in private companies, at adjusted cost	2,035	3,090
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	750	2,079
Short-term investments, at cost which approximates fair value	154	152
Total investments	64,464	59,904
Cash and cash equivalents	13,078	14,619
Restricted cash	20,762	16,959
Investment in investee	994	951
Accrued investment income	453	420
Service fee receivable, net of allowance for doubtful accounts of $413 and $191, respectively	6,407	3,434
Other receivables, net of allowance for doubtful accounts of $201 and $184, respectively	10,854	9,523
Deferred acquisition costs, net	8,247	6,904
Property and equipment, net of accumulated depreciation of $19,408 and $15,958, respectively	100,110	103,142
Right-of-use asset	2,502	—
Goodwill	82,104	74,659
Intangible assets, net of accumulated amortization of $12,466 and $10,594, respectively	87,100	83,266
Other assets	5,319	4,459
Total Assets	$402,394	$378,240
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	19,117	14,786
Income taxes payable	2,584	2,400
Deferred service fees	63,312	47,130
Unpaid loss and loss adjustment expenses	1,857	2,073
Bank loans	10,757	3,917
Notes payable	195,841	199,316
Subordinated debt, at fair value	50,565	50,023
Lease liability	2,604	—
Net deferred income tax liabilities	29,019	28,537
Total Liabilities	375,656	348,182

Redeemable Class A preferred stock, no par value; 1,000,000 and unlimited number authorized at September 30, 2019 and December 31, 2018, respectively; 222,876 and 222,876 issued and outstanding at September 30, 2019 and December 31, 2018, respectively; redemption amount of $7,591 and $7,278 at September 30, 2019 and December 31, 2018, respectively	6,555	5,800

Shareholders' Equity:
Common stock, no par value; 50,000,000 and unlimited number authorized at September 30, 2019 and December 31, 2018, respectively; 21,866,959 and 21,787,728 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	353,665	353,890
Accumulated deficit	(384,080)	(382,196)
Accumulated other comprehensive income	38,419	40,768
Shareholders' equity attributable to common shareholders	8,004	12,462
Noncontrolling interests in consolidated subsidiaries	12,179	11,796
Total Shareholders' Equity	20,183	24,258
Total Liabilities, Class A preferred stock and Shareholders' Equity	$402,394	$378,240

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2019		2018	2019	2018
Revenues:

Service fee and commission income	$12,904		$9,871	$34,491	$28,382
Rental income	3,341		3,341	10,023	10,034
Other income	110		(17)	368	304
Total revenues	16,355		13,195	44,882	38,720
Operating expenses:
Claims authorized on vehicle service agreements	2,445		1,442	6,838	4,206
Loss and loss adjustment expenses	2		(19)	710	1,628
Commissions	1,256		971	3,277	2,718
Cost of services sold	1,533		2,033	4,052	5,749
General and administrative expenses	9,156		5,404	26,722	20,175
Leased real estate segment interest expense	1,513		1,540	4,560	4,638
Total operating expenses	15,905		11,371	46,159	39,114
Operating income (loss)	450		1,824	(1,277)	(394)
Other revenues (expenses), net:
Net investment income	897	—	629	2,345	2,277
Net realized gains (losses)	1,001	—	(414)	760	(17)
(Loss) gain on change in fair value of equity investments	(38)	—	337	(23)	1,081
(Loss) gain on change in fair value of limited liability investments, at fair value	(3,356)		(131)	3,256	(1,592)
Net change in unrealized (loss) gain on private company investments	(343)		19	(324)	(136)
Other-than-temporary impairment loss	—	—	—	(75)	—
Non-operating other income	50	—	14	223	35
Interest expense not allocated to segments	(2,314)		(1,900)	(6,755)	(5,461)
Amortization of intangible assets	(675)		(1,339)	(1,872)	(1,848)
Gain (loss) on change in fair value of debt	610		(1,450)	2,104	(2,511)
Gain on disposal of subsidiary	—		—	—	17
Equity in net (loss) income of investee	(126)		(339)	42	(623)
Total other revenues (expenses), net	(4,294)		(4,574)	(319)	(8,778)
Loss from continuing operations before income tax expense (benefit)	(3,844)		(2,750)	(1,596)	(9,172)
Income tax expense (benefit)	162		(144)	(383)	300
Loss from continuing operations	(4,006)		(2,606)	(1,213)	(9,472)
Income from discontinued operations, net of taxes	—		417	—	1,397
Loss on disposal of discontinued operations, net of taxes	—		(1,172)	—	(7,800)
Net loss	(4,006)		(3,361)	(1,213)	(15,875)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	202		200	671	717
Less: dividends on preferred stock, net of tax	258		265	756	777
Net loss attributable to common shareholders	$(4,466)		$(3,826)	$(2,640)	$(17,369)
Loss per share - continuing operations:
Basic:	$(0.20)		$(0.14)	$(0.12)	$(0.51)
Diluted:	$(0.20)		$(0.14)	$(0.12)	$(0.51)
Loss per share - discontinued operations:
Basic:	$—		$(0.03)	$—	$(0.29)
Diluted:	$—		$(0.03)	$—	$(0.29)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.20)		$(0.18)	$(0.12)	$(0.80)
Diluted:	$(0.20)		$(0.18)	$(0.12)	$(0.80)
Weighted-average shares outstanding (in ‘000s):
Basic:	21,867		21,708	21,858	21,708
Diluted:	21,867		21,708	21,858	21,708

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss	$(4,006)	$(3,361)	$(1,213)	$(15,875)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	52	(44)	284	(481)
Reclassification adjustment for amounts included in net loss	(6)	6	(19)	(5)
Change in fair value of debt attributable to instrument-specific credit risk	(951)	658	(2,646)	1,002
Equity in other comprehensive income of limited liability investment	—	—	45	—
Other comprehensive (loss) income	(905)	620	(2,336)	516
Comprehensive loss	(4,911)	(2,741)	(3,549)	(15,359)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	203	200	684	711
Comprehensive loss attributable to common shareholders	$(5,114)	$(2,941)	$(4,233)	$(16,070)
(1) Net of income tax expense (benefit) of $0 and $0 for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, July 1, 2019	21,866,959	$—	$353,778	$(379,872)	$39,325	$13,231	$11,976	$25,207
Net (loss) income	—	—	—	(4,208)	—	(4,208)	202	(4,006)
Preferred stock dividends	—	—	(258)	—	—	(258)	—	(258)
Other comprehensive (loss) income	—	—	—	—	(906)	(906)	1	(905)
Stock-based compensation	—	—	145	—	—	145	—	145
Balance, September 30, 2019	21,866,959	$—	$353,665	$(384,080)	$38,419	$8,004	$12,179	$20,183

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, July 1, 2018	21,708,190	$—	$356,247	$(365,126)	$36,546	$27,667	$10,289	$37,956
Net (loss) income	—	—	—	(3,561)	—	(3,561)	200	(3,361)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	255	255
Preferred stock dividends, net of tax	—	—	(265)	—	—	(265)	—	(265)
Other comprehensive income	—	—	—	—	620	620	—	620
Stock-based compensation	—	—	(2,468)	—	—	(2,468)	—	(2,468)
Balance, September 30, 2018	21,708,190	$—	$353,514	$(368,687)	$37,166	$21,993	$10,744	$32,737

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—		—	—
Net (loss) income	—	—	—	(1,884)	—	(1,884)	671	(1,213)
Preferred stock dividends	—	—	(756)	—	—	(756)	—	(756)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	(2,349)	(2,349)	13	(2,336)
Stock-based compensation	—	—	531	—	—	531	—	531
Balance, September 30, 2019	21,866,959	$—	$353,665	$(384,080)	$38,419	$8,004	$12,179	$20,183

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2017	21,708,190	$—	$356,171	$(310,953)	$(3,852)	$41,366	$9,361	$50,727
Cumulative effect of adoption of ASU 2014-09	—	—	—	(647)	—	(647)	(7)	(654)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(40,495)	40,495	—	—	—
Balance at January 1, 2018, as adjusted	21,708,190	—	356,171	(352,095)	36,643	40,719	9,354	50,073
Net (loss) income	—	—	—	(16,592)	—	(16,592)	717	(15,875)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	680	680
Preferred stock dividends, net of tax	—	—	(777)	—	—	(777)	—	(777)
Other comprehensive income (loss)	—	—	—	—	523	523	(7)	516
Stock-based compensation, net of forfeitures	—	—	(1,880)	—	—	(1,880)	—	(1,880)
Balance, September 30, 2018	21,708,190	$—	$353,514	$(368,687)	$37,166	$21,993	$10,744	$32,737
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities:
Net loss	$(1,213)	$(15,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	(1,397)
Loss on disposal of discontinued operations, net of taxes	—	7,800
Equity in net (income) loss of investee	(42)	623
Dividend received from investee	—	780
Equity in net income of limited liability investments	(34)	(203)
Depreciation and amortization expense	5,146	5,099
Stock-based compensation expense (benefit), net of forfeitures	531	(1,880)
Net realized (gains) losses	(760)	17
Loss (gain) on change in fair value of equity investments	23	(1,081)
(Gain) loss on change in fair value of limited liability investments, at fair value	(3,256)	1,592
Net change in unrealized loss on private company investments	324	136
(Gain) loss on change in fair value of debt	(2,104)	2,511
Deferred income taxes, adjusted for Geminus liabilities assumed	(781)	(265)
Other-than-temporary impairment loss	75	—
Amortization of fixed maturities premiums and discounts	(20)	47
Amortization of note payable premium	(689)	(707)
Gain on disposal of subsidiary	—	(17)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired	(2,460)	(2,356)
Other receivables, net, adjusted for Geminus assets acquired	(1,319)	(1,739)
Deferred acquisition costs, net	(1,343)	(574)
Unpaid loss and loss adjustment expenses	(216)	963
Deferred service fees, adjusted for Geminus liabilities assumed	5,618	4,872
Other, net, adjusted for Geminus assets acquired and liabilities assumed	2,529	(6,264)
Cash provided by (used in) operating activities - continuing operations	9	(7,918)
Cash used in operating activities - discontinued operations	—	(7,378)
Net cash provided by (used in) operating activities	9	(15,296)
Investing activities:
Proceeds from sales and maturities of fixed maturities	9,401	5,241
Proceeds from sales of equity investments	683	4,966
Purchases of fixed maturities	(9,794)	(1,885)
Purchases of equity investments	—	(857)
Net proceeds from limited liability investments	355	4,113
Net proceeds from (purchases of) limited liability investments, at fair value	507	(945)
Net proceeds from investments in private companies	824	119
Net proceeds from other investments	1,384	404
Net proceeds from short-term investments	50	—
Proceeds from sale of investee	—	1,001
Proceeds from disposal of subsidiary	—	565
Net proceeds from sale of discontinued operations	—	1,129
Acquisition of business, net of cash acquired	(4,847)	—
Net disposals of property and equipment, adjusted for Geminus assets acquired	(164)	550
Cash (used in) provided by investing activities - continuing operations	(1,601)	14,401
Cash provided by investing activities - discontinued operations	—	1,977
Net cash (used in) provided by investing activities	(1,601)	16,378
Financing activities:
Taxes paid related to net share settlements of restricted stock awards	(89)	(376)
Principal proceeds from bank loan, net of debt issuance costs of $981	9,019	—
Principal payments on bank loans	(2,290)	(750)
Principal payments on notes payable	(2,786)	(2,507)
Cash provided by (used in) financing activities - continuing operations	3,854	(3,633)
Cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	3,854	(3,633)
Net increase in cash and cash equivalents and restricted cash from continuing operations	2,262	2,850
Cash and cash equivalents and restricted cash at beginning of period	31,578	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,578	20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$33,840	$23,212

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.9 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately four months of operating cash. These amounts are reflected in the cash and cash equivalents of $13.1 million and $14.6 million reported at September 30, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of March 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of$6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.5 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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

Effective July 1, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. During the third quarter of 2018,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

the Company granted restricted common stock awards to a nonemployee. Refer to Note 18, "Stock-Based Compensation," for further details.

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
NOTE 5 ACQUISITION AND DISCONTINUED OPERATIONS
(a)     Acquisition
Geminus Holdings Company, Inc.:
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus Holding Company, Inc. ("Geminus") for cash consideration of $8.4 million, comprised of $7.7 million of cash and an installment payable to the seller of $0.7 million due February 15, 2020. The payable to seller was paid in full by February 15, 2020. At September 30, 2019, the balance of the payable to seller was $0.1 million. As further discussed in Note 20, "Segmented Information," Geminus is included in the Extended Warranty segment. Geminus is a specialty, full-service provider of vehicle service agreements and other finance and insurance products to used car buyers around the country. Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and administering these products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

("Penn") and Prime Auto Care, Inc. ("Prime"), since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill of $7.4 million was recognized, and $5.7 million of separately identifiable intangible assets were recognized resulting from the valuations of acquired customer relationships and trade names. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes. During the three months ended September 30, 2019 and September 30, 2018, the Company incurred acquisition-related expenses of zero and $0.0 million, respectively, ($0.0 million year to date compared to $0.0 million prior year to date), which are included in general and administrative expenses in the consolidated statements of operations.
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
The consolidated statements of operations include the earnings of Geminus from the date of acquisition. From the date of acquisition through September 30, 2019, Geminus earned revenue of $6.8 million and net income of $0.6 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the three and nine months ended September 30, 2019 and September 30, 2018 as if Geminus had been acquired on January 1, 2018. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2018 or project our results of operations as of any future date or for any future period, as applicable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$16,355	$16,182	$46,846	$47,164
Loss from continuing operations attributable to common shareholders	$(4,466)	$(3,607)	$(3,790)	$(12,481)
Basic loss per share - continuing operations	$(0.20)	$(0.17)	$(0.17)	$(0.57)
Diluted loss per share - continuing operations	$(0.20)	$(0.17)	$(0.17)	$(0.57)
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

Assigned Risk Solutions Ltd:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During the second quarter of 2018, the Company received cash consideration, before expenses, of $1.7 million for the third annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million for the nine months ended September 30, 2018. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty segment, has been classified as a discontinued operation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Summary financial information for Mendota and ARS included in income (loss) from discontinued operations, net of taxes in the statements of operations for the three and nine months ended September 30, 2018 is presented below:

(in thousands)	Three months ended September 30,	Nine months ended September 30,
	2018	2018
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$16,727	$68,319
Total revenues	16,727	68,319
Other revenues (expenses), net:
Loss and loss adjustment expenses	(14,104)	(55,832)
Commissions and premium taxes	(713)	(7,101)
General and administrative expenses	(3,925)	(11,703)
Net investment income	240	674
Net realized gains (losses)	130	(4)
Loss on change in fair value of equity investments	(122)	(16)
Other income	2,184	7,060
Total other revenue (expenses), net	(16,310)	(66,922)
Income from discontinued operations before income tax benefit	417	1,397
Income tax benefit	—	—
Income from discontinued operations, net of taxes	417	1,397
Loss on disposal of discontinued operations before income tax expense	(1,172)	(7,800)
Income tax expense	—	—
Loss on disposal of discontinued operations, net of taxes	(1,172)	(7,800)
Total loss from discontinued operations, net of taxes	$(755)	$(6,403)

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at September 30, 2019 and December 31, 2018 are summarized in the tables shown below:

(in thousands)	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$11,544	$59	$9	$11,594
States, municipalities and political subdivisions	603	1	2	602
Mortgage-backed	2,137	2	17	2,122
Corporate	2,985	10	4	2,991
Total fixed maturities	$17,269	$72	$32	$17,309

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$1	$48	$5,547
States, municipalities and political subdivisions	621	—	14	607
Mortgage-backed	3,256	—	70	3,186
Corporate	2,961	—	41	2,920
Total fixed maturities	12,432	1	173	12,260

The table below summarizes the Company's fixed maturities at September 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,124	$9,148
Due after one year through five years	6,912	6,937
Due after five years through ten years	181	180
Due after ten years	1,052	1,044
Total	$17,269	$17,309

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of September 30, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$700	$2	$1,501	$7	$2,201	$9
States, municipalities and political subdivisions	—	—	453	2	453	2
Mortgage-backed	150	—	1,394	17	1,544	17
Corporate	270	1	753	3	1,023	4
Total fixed maturities	$1,120	$3	$4,101	$29	$5,221	$32

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)					December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,497	$1	$2,609	$47	$4,106	$48
States, municipalities and political subdivisions	—	—	606	14	606	14
Mortgage-backed	800	1	2,134	69	2,934	70
Corporate	595	1	2,151	40	2,746	41
Total fixed maturities	$2,892	$3	$7,500	$170	$10,392	$173
There are approximately 33 and 64 individual available-for-sale investments that were in unrealized loss positions as of September 30, 2019 and December 31, 2018, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded no write-downs for other-than-temporary impairment related to limited liability investments for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date). There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2019 and December 31, 2018, the carrying value of limited liability investments totaled $3.8 million and $4.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At September 30, 2019, the Company has no unfunded commitments related to limited liability investments.
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
As of September 30, 2019 and December 31, 2018, the carrying value of the Company's limited liability investments, at fair value was $29.6 million and $26.0 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.0 million and $0.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.0 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At September 30, 2019, the Company has unfunded commitments totaling $0.6 million to fund limited liability investments, at fair value, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more requests for funds are planned.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2019 and December 31, 2018, the carrying value of the Company's investments in private companies totaled $2.0 million and $3.1 million, respectively. For the three months ended September 30, 2019 and September 30, 2018, the Company recorded adjustments of $0.2 million and $0.0 million, respectively, ($0.2 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively), to adjust the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.
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

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $0.2 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.2 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.
Real estate investments are reported at fair value. As of September 30, 2019 and December 31, 2018, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Other investments include collateral loans and are reported at their unpaid principal balance. As of September 30, 2019 and December 31, 2018, the carrying value of other investments totaled $0.8 million and $2.1 million, respectively.
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
On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. During the third quarter of 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share performance share grant agreement in exchange for cash consideration of $1.0 million. For the three and nine months ended September 30, 2018, the Company recorded a gain, included in (loss) gain on change in fair value of equity investments in the consolidated statements of operations, of $1.0 million and $1.3 million, respectively, related to these transactions. No shares were received by the Company under either of the performance share grant agreements as of September 30, 2019.
Net investment income for the three and nine months ended September 30, 2019 and September 30, 2018 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment income:
Interest from fixed maturities	$136	$73	$331	$163
Dividends	69	79	197	235
Income from limited liability investments	20	22	34	203
Income from limited liability investments, at fair value	372	236	839	937
Income from real estate investments	200	200	600	600
Other	105	23	395	160
Gross investment income	902	633	2,396	2,298
Investment expenses	(5)	(4)	(51)	(21)
Net investment income	$897	$629	$2,345	$2,277
Gross realized gains and losses on available-for-sale investments and limited liability investments for the three and nine months ended September 30, 2019 and September 30, 2018 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross realized gains	$1,004	$—	$1,363	$398
Gross realized losses	(3)	(414)	(603)	(415)
Net realized gains gains	$1,001	$(414)	$760	$(17)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(Loss) gain on change in fair value of equity investments for the three and nine months ended September 30, 2019 and September 30, 2018 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net (losses) gains recognized on equity investments sold during the period	$(11)	$905	$(112)	$1,450
Change in unrealized (losses) gains on equity investments held at end of the period	(27)	(568)	89	(369)
(Loss) gain on change in fair value of equity investments	$(38)	$337	$(23)	$1,081
Short-term investments and fixed maturities with an estimated fair value of $0.2 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $20.8 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively. Included in restricted cash are (i) $5.1 million and $5.0 million at September 30, 2019 and December 31, 2018, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $13.5 million and $10.0 million at September 30, 2019 and December 31, 2018, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus; (iii) $1.9 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.3 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

NOTE 7 INVESTMENT IN INVESTEE
Investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). The carrying value of the Company’s investment in investee is accounted for under the equity method, calculated using ICL’s reported financial statements. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at September 30, 2019 and December 31, 2018 were as follows:

(in thousands, except for percentages)
	September 30, 2019			December 31, 2018
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying Value
ICL	22.9%	$1,318	$994	22.9%	$951	$951

The estimated fair value of the Company's investment in ICL at September 30, 2019 in the table above is calculated based on the published closing price of ICL at September 30, 2019.
The carrying value of the Company's investment in investee at December 31, 2018, using ICL’s financial statements reported as of and for the period ended September 30, 2018, was calculated to be $2.7 million. The Company performed an analysis to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

determine whether its $2.7 million carrying value calculated under the equity method is recoverable. As part of its analysis, the Company considered that the estimated fair value of the Company's investment in investee at December 31, 2018, as presented in the table above and as calculated based on the published closing price of ICL common stock at December 31, 2018, was $1.0 million. The Company concluded that the $2.7 million carrying value of its investment in investee, as calculated under the equity method, had an other-than-temporary impairment as of December 31, 2018. As a result, the Company wrote down the carrying value of its investment in investee as of December 31, 2018, as presented in the table above, by $1.7 million such that its carrying value equaled the $1.0 million estimated fair value of the Company's investment in investee as calculated based on the published closing price of ICL common stock at December 31, 2018.
For the three months ended September 30, 2019 and September 30, 2018, equity in net (loss) income of investee was loss of $0.1 million and $0.3 million, respectively (income of $0.0 million and loss of $0.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively). During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(c), "Related Parties," for more information.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606.
The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2019 and September 30, 2018 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance, net	$7,724	$6,662	$6,904	$6,325
Additions	1,615	1,047	4,316	3,545
Amortization	(1,092)	(810)	(2,973)	(2,971)
Balance at September 30, net	$8,247	$6,899	$8,247	$6,899
NOTE 9 INTANGIBLE ASSETS
Intangible assets at September 30, 2019 and December 31, 2018 are comprised as follows:

(in thousands)		September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,382	$1,536
Vehicle service agreements in-force	3,680	3,677	3
Customer relationships	12,646	5,101	7,545
In-place lease	1,125	202	923
Non-compete	266	104	162
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$12,466	$87,100

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,013	$1,905
Vehicle service agreements in-force	3,680	3,671	9
Customer relationships	8,914	3,691	5,223
In-place lease	1,125	155	970
Non-compete	266	64	202
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$93,860	$10,594	$83,266
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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from seven to eighteen years. Amortization of intangible assets was $0.7 million and $1.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively ($1.9 million and $1.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively).
The tenant relationship and trade name intangible assets have indefinite useful lives and are not amortized. No impairment charges were taken on intangible assets during the three and nine months ended September 30, 2019 and September 30, 2018.
NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at September 30, 2019 and December 31, 2018 are comprised as follows:

(in thousands)			September 30, 2019
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	13,261	78,047	91,308	13,261	78,047
Buildings	580	47	533	580	47	533
Leasehold improvements	154	107	47	—	—	—
Furniture and equipment	1,070	965	105	—	—	—
Computer hardware	5,286	5,028	258	—	—	—
Total	$119,518	$19,408	$100,110	$113,008	$13,308	$99,700

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)		December 31, 2018
	Total Property and Equipment			Property leased to others under operating leases included in property and equipment
	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120	$21,120	$—	$21,120
Site improvements	91,308	10,161	81,147	91,308	10,161	81,147
Buildings	580	36	544	580	36	544
Leasehold improvements	104	102	2	—	—	—
Furniture and equipment	993	901	92	—	—	—
Computer hardware	4,995	4,758	237	—	—	—
Total	$119,100	$15,958	$103,142	$113,008	$10,197	$102,811

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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of September 30, 2019 and September 30, 2018 were as follows:

(in thousands)	September 30, 2019	September 30, 2018
Balance at January 1, net	$43,734	$40,794
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	10,792	—
Gross service fees for vehicle service agreements sold	22,941	17,247
Recognition of service fees on vehicle service agreements	(20,489)	(14,421)
Liability for claims authorized on vehicle service agreements	6,838	4,206
Payments of claims authorized on vehicle service agreements	(4,305)	(4,378)
Re-estimation of deferred service fees	(351)	(252)
Balance at September 30, net	$59,160	$43,196
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	September 30,	December 31,
	2019	2018
Deferred service fees	$58,630	$43,495
Accrued expenses and other liabilities	530	239
Balance at end of period, net	$59,160	$43,734

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2019 and September 30, 2018 were as follows:

(in thousands)	September 30, 2019	September 30, 2018
Balance at beginning of period, gross	$2,073	$1,329
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	72
Balance at beginning of period, net	2,073	1,257
Incurred related to:
Current year	—	—
Prior years	710	1,628
Paid related to:
Current year	—	—
Prior years	(926)	(672)
Balance at end of period, net	1,857	2,213
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	79
Balance at end of period, gross	$1,857	$2,292
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.7 million and $1.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The unfavorable development for the nine months ended September 30, 2019 and September 30, 2018 was primarily related to an increase in loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

NOTE 13 DEBT
Debt consists of the following instruments at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$1,877	$1,877	$1,856	$3,917	$3,917	$3,829
KWH Loan	9,750	8,880	12,031	—	—	—
	11,627	10,757	13,887	3,917	3,917	3,829
Notes payable:
Mortgage	170,689	179,394	185,368	173,155	182,548	174,265
Flower Note	7,447	7,447	8,269	7,768	7,768	8,565
Net Lease Note	9,000	9,000	9,449	9,000	9,000	9,409
	187,136	195,841	203,086	189,923	199,316	192,239
Subordinated debt	90,500	50,565	50,565	90,500	50,023	50,023
Total	$289,263	$257,163	$267,538	$284,340	$253,256	$246,091

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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at September 30, 2019 of $7.4 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and B rated industrial bonds with similar maturities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at September 30, 2019 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
(c)          Subordinated debt:
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $0.5 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and September 30, 2019, $2.6 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss, partially offset by $2.1 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2019, deferred interest payable of $7.4 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

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
The guidance requires lessees to recognize right-of-use assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU”) representing its right to use the underlying asset for the lease term.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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
The ROU assets and lease liability are presented as separate line items on the face of the Company’s consolidated balance sheet as of September 30, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended September 30, 2019 were $0.3 million and de minimis, respectively. Operating lease costs and variable lease costs included in selling and administrative costs for the nine months ended September 30, 2019 were $0.7 million and de minimis, respectively.
The annual maturities of lease liabilities as of September 30, 2019 were as follows:

(in thousands)	Lease Commitments
2019	$228
2020	475
2021	487
2022	500
2023	525
2024 and thereafter	920
Total undiscounted lease payments	3,135
Imputed interest	531
Total lease liabilities	$2,604
The weighted-average remaining lease term for our operating leases was 6.28 years as of September 30, 2019. The weighted average discount rate of our operating leases was 5.38% as of September 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million for the nine months ended September 30, 2019.
Supplemental non-cash information related to leases for the nine months ended September 30, 2019 includes ROU assets of $0.5 million acquired in exchange for $0.5 million of lease obligations.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the three and nine months ended September 30, 2019 and September 30, 2018. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2019, $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022 and $0.1 million for 2023. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 10, "Property and Equipment").
Lease income related to operating leases for the three months ended September 30, 2019 and September 30, 2018 was $3.3 million and $3.3 million, respectively ($10.0 million year to date compared to $10.0 million prior year to date).
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	As of September 30, 2019

Property leased to lessees	113,008
Accumulation depreciation	(13,308)
Net property and equipment leased	$99,700

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

As of September 30, 2019, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2019	$2,920
2020	11,832
2021	12,099
2022	12,371
2023	12,649
Thereafter	149,896
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Vehicle service agreement fees - IWS	$4,495	$4,410	$13,525	$13,025
GAP commissions - IWS	261	200	745	592
Maintenance support service fees - Trinity	2,451	2,720	6,151	7,655
Warranty product commissions - Trinity	791	739	2,190	1,971
Homebuilder warranty service fees - PWSC	1,547	1,599	4,445	4,574
Homebuilder warranty commissions - PWSC	227	203	636	565
Vehicle service agreement fees - Geminus	3,116	—	6,760	—
GAP commissions - Geminus	16	—	39	—

Service fee and commission income	$12,904	$9,871	$34,491	$28,382

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

For the model related to the sale of a GAP contract performance obligation, IWS makes judgments about which of its actual costs are associated with selling activities. For the model related to the GAP claims administration performance obligation, IWS makes judgments about which of its actual costs are associated with claim-handling activities, which are performed over the life of the GAP contract period. The relative percentage of expected costs plus a margin associated with the sale of a GAP contract performance obligation is applied to the transaction price to determine the estimated standalone selling price of the sale of a GAP contract performance obligation, which IWS recognizes as earned at the time of the GAP contract sale. The relative percentage of expected

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

costs plus a margin associated with the GAP claims administration performance obligation is applied to the transaction price to determine the estimated standalone selling price of the GAP claims administration performance obligation, which IWS recognizes as earned as services are performed over the GAP contract period.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Geminus' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2019 and December 31, 2018 were $6.4 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 40.7% of the deferred service fees as of September 30, 2019. Approximately $11.3 million of service fee and commission income recognized during the nine months ended September 30, 2019 was included in deferred service fees as of December 31, 2018.

NOTE 16 INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate income tax rate to 21% starting in 2018. Previously, the Company was subject to a 34% U.S. federal corporate income tax rate.

Income tax expense (benefit) for the three and nine months ended September 30, 2019 and September 30, 2018 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax benefit at United States statutory income tax rate	$(807)	$(578)	$(335)	$(1,926)
Valuation allowance	813	772	(421)	2,127
Non-deductible compensation	27	(638)	61	(515)
Disposition of subsidiary	—	332	(24)	332
State income tax	33	(27)	91	106
Change in unrecognized tax benefits(1)	67	25	208	155
Indefinite life intangibles	54	23	141	69
Foreign operations subject to different tax rates	4	(3)	(13)	(57)
Other	(29)	(50)	(91)	9
Income tax expense (benefit)	$162	$(144)	$(383)	$300
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2019 and December 31, 2018. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2019 and December 31, 2018 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $29.0 million and $28.5 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.6 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.6 million relates to deferred income tax assets associated with state income taxes and $0.0 million relates to deferred income tax assets associated with alternative minimum tax credits. At December 31, 2018, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.1 million relates to deferred income tax liabilities associated

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits. The Company considered a tax planning strategy in arriving at its December 31, 2018 net deferred income tax liabilities.
As of September 30, 2019 and December 31, 2018, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million and $0.0 million related to interest and penalty accruals for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.2 million and $0.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively). At September 30, 2019 and December 31, 2018, the Company carried an accrual for the payment of interest and penalties of $1.3 million and $1.1 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 17 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2019 and September 30, 2018:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(4,006)	$(2,606)	$(1,213)	$(9,472)
Less: net income attributable to noncontrolling interests	(202)	(200)	(671)	(717)
Less: dividends on preferred stock, net of tax	(258)	(265)	(756)	(777)
Loss from continuing operations attributable to common shareholders	$(4,466)	$(3,071)	$(2,640)	$(10,966)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,867	21,708	21,858	21,708
Weighted average diluted shares
Weighted average common shares outstanding	21,867	21,708	21,858	21,708
Effect of potentially dilutive securities	—	—	—	—
Total weighted average diluted shares	21,867	21,708	21,858	21,708
Basic loss from continuing operations per share	$(0.20)	$(0.14)	$(0.12)	$(0.51)
Diluted loss from continuing operations per share	$(0.20)	$(0.14)	$(0.12)	$(0.51)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, unvested restricted stock units, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations for the three and nine months ended September 30, 2019 and September 30, 2018, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

NOTE 18 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2019:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	40,000	$4.67	1.3	$—
Granted	—	—
Expired	—	—
Outstanding at September 30, 2019	40,000	$4.67	0.6	$—
Exercisable at September 30, 2019	40,000	$4.67	0.6	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2019 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the nine months ended September 30, 2019.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at September 30, 2019 was $0.4 million.
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

The remaining 247,450 shares of the 2018 Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. There is no defined term under which the performance conditions must be completed. The unamortized compensation expense for the 2018 Restricted Stock Award will be recognized at the time the performance condition has been satisfied. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

related to the unvested 2018 Restricted Stock Award at September 30, 2019 was $0.6 million. During the fourth quarter of 2019, the Company acquired the remaining 247,450 shares of the 2018 Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 22, "Related Parties," for more information.

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
The Company also recorded during the third quarter of 2018 $0.2 million of compensation expense equal to the fair value of the remaining 79,538 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at September 30, 2019 was zero.

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
The Company also recorded during the first quarter of 2019 $0.1 million of compensation expense equal to the fair value of the remaining 79,231 fully vested shares of the Modified Restricted Stock Award. The grant-date fair value of the Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested Modified Restricted Stock Award at September 30, 2019 was zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. On September 5, 2018, the Restricted Stock Unit Agreement was cancelled and 500,000 restricted common stock awards were granted to the officer (the "2018 Restricted Stock Award"). There was no change to the vesting terms. The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2019 was $1.7 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Modified Restricted Stock Award, Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2019:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2018	1,092,450	$4.51
Vested	(79,231)	4.14
Cancelled for Tax Withholding	(36,269)	4.14
Unvested at September 30, 2019	976,950	$4.55
The unvested balance at September 30, 2019 in the table above is comprised of 229,500 shares of 2014 Restricted Stock Awards, 247,450 shares of 2018 Modified Restricted Stock Award and 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At September 30, 2019, there were 875 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at September 30, 2019 was $0.7 million.
Total stock-based compensation, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was an expense of $0.1 million and a benefit of $2.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively (expense of $0.5 million and benefit of $1.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively).

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2019 and September 30, 2018 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the unaudited consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2019 and September 30, 2018 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)	Three months ended September 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at July 1, 2019	$47	$(3,286)	$42,564	$39,325

Other comprehensive income (loss) arising during the period	51	—	(951)	(900)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	(6)
Net current-period other comprehensive income (loss)	45	—	(951)	(906)

Balance at September 30, 2019	$92	$(3,286)	$41,613	$38,419

(in thousands)	Three months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at July 1, 2018	$(967)	$(3,286)	$40,799	$36,546

Other comprehensive (loss) income arising during the period	(44)	—	658	614
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Net current-period other comprehensive (loss) income	(38)	—	658	620

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$37,166

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)	Nine months ended September 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive (Loss) Income of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at January 1, 2019	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	271	—	(2,646)	—	(2,375)
Amounts reclassified from accumulated other comprehensive income	(19)	—	—	45	26
Net current-period other comprehensive income (loss)	252	—	(2,646)	45	(2,349)

Balance at September 30, 2019	$92	$(3,286)	$41,613	$—	$38,419

(in thousands)	Nine months ended September 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2018	$(566)	$(3,286)	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	40,495
Balance at January 1, 2018, as adjusted	(526)	(3,286)	40,455	36,643

Other comprehensive (loss) income arising during the period	(474)	—	1,002	528
Amounts reclassified from accumulated other comprehensive income	(5)	—	—	(5)
Net current-period other comprehensive (loss) income	(479)	—	1,002	523

Balance at September 30, 2018	$(1,005)	$(3,286)	$41,457	$37,166

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains (losses)	$6	$3	$(26)	$11
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax expense (benefit)	6	3	(26)	11
Income tax expense (benefit)	—	—	—	—
Loss from continuing operations	6	3	(26)	11
Income from discontinued operations, net of taxes	—	(9)	—	(6)
Net loss	$6	$(6)	$(26)	$5
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
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC, which was acquired on July 14, 2016. CMC owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage. When assessing and measuring the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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
Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2019 and September 30, 2018 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Extended Warranty:
Service fee and commission income	$12,904	$9,871	$34,491	$28,382
Other income	43	34	159	136
Total Extended Warranty	12,947	9,905	34,650	28,518
Leased Real Estate:
Rental income	3,341	3,341	10,023	10,023
Other income	67	(51)	209	168
Total Leased Real Estate	3,408	3,290	10,232	10,191
Total segment revenues	16,355	13,195	44,882	38,709
Rental income not allocated to segments	—	—	—	11
Total revenues	$16,355	$13,195	$44,882	$38,720

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2019 and September 30, 2018 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment operating income:
Extended Warranty	$1,579	$1,155	$3,181	$3,091
Leased Real Estate	784	473	1,989	1,965
Total segment operating income	2,363	1,628	5,170	5,056
Net investment income	897	629	2,345	2,277
Net realized gains (losses)	1,001	(414)	760	(17)
(Loss) gain on change in fair value of equity investments	(38)	337	(23)	1,081
(Loss) gain on change in fair value of limited liability investments, at fair value	(3,356)	(131)	3,256	(1,592)
Net change in unrealized (loss) gain on private company investments	(343)	19	(324)	(136)
Other-than-temporary impairment loss	—	—	(75)	—
Interest expense not allocated to segments	(2,314)	(1,900)	(6,755)	(5,461)
Other income and expenses not allocated to segments, net	(1,863)	210	(6,224)	(5,415)
Amortization of intangible assets	(675)	(1,339)	(1,872)	(1,848)
Gain (loss) on change in fair value of debt	610	(1,450)	2,104	(2,511)
Gain on disposal of subsidiary	—	—	—	17
Equity in net (loss) income of investee	(126)	(339)	42	(623)
Loss from continuing operations before income tax expense (benefit)	(3,844)	(2,750)	(1,596)	(9,172)
Income tax expense (benefit)	162	(144)	(383)	300
Loss from continuing operations	$(4,006)	$(2,606)	$(1,213)	$(9,472)
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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

•
The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach including valuation multiples applied to corresponding

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

performance metrics, such as earnings before interest, tax, depreciation and amortization; revenue; or net earnings. The selected valuation multiples were estimated using multiples provided by the investees and review of those multiples in light of investor updates, performance reports, financial statements and other relevant information. These investments are categorized in Level 3 of the fair value hierarchy.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			September 30, 2019
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$11,594	$—	$11,594	$—	$—
States, municipalities and political subdivisions	602	—	602	—	—
Mortgage-backed	2,122	—	2,122	—	—
Corporate	2,991	—	2,991	—	—
Total fixed maturities	17,309	—	17,309	—	—
Equity investments:
Common stock	150	150	—	—	—
Warrants	7	6	1	—	—
Total equity investments	157	156	1	—	—
Limited liability investments, at fair value	29,559	—	3,565	3,570	22,424
Real estate investments	10,662	—	—	10,662	—
Other investments	750	—	750	—	—
Short-term investments	154	—	154	—	—
Total assets	$58,591	$156	$21,779	$14,232	$22,424

Liabilities:
Subordinated debt	$50,565	$—	$50,565	$—	$—
Warrant liability	280	—	—	280	—
Total liabilities	$50,845	$—	$50,565	$280	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

(in thousands)			December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,547	$—	$5,547	$—	$—
States municipalities and political subdivisions	607	—	607	—	—
Mortgage-backed	3,186	—	3,186	—	—
Corporate	2,920	—	2,920	—	—
Total fixed maturities	12,260	—	12,260	—	—
Equity investments:
Common stock	801	801	—	—	—
Warrants	55	19	36	—	—
Total equity investments	856	820	36	—	—
Limited liability investments, at fair value	26,015	—	206	4,124	21,685
Real estate investments	10,662	—	—	10,662	—
Other investments	2,079	—	2,079	—	—
Short-term investments	152	—	152	—	—
Total assets	$52,024	$820	$14,733	$14,786	$21,685

Liabilities:
Subordinated debt	$50,023	$—	$50,023	$—	$—
Total liabilities	$50,023	$—	$50,023	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2019 and September 30, 2018:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,635	$2,083	$4,124	$1,397
Purchases	72	307	746	1,285
Distributions received	(915)	(34)	(1,253)	(596)
Realized gains included in net loss	711	—	794	251
Change in fair value of limited liability investments, at fair value included in net loss	(933)	(26)	(841)	(7)
Ending balance	$3,570	$2,330	$3,570	$2,330
Unrealized (losses) gains recognized in net loss on limited liability investments, at fair value held at end of period	$(909)	$27	$(793)	$65
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net loss	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized in net loss on real estate investments held at end of period	$—	$—	$—	$—
Ending balance - assets	$14,232	$12,992	$14,232	$12,992
Liabilities:
Warrant liability:
Beginning balance	$307	$—	$—	$—
Issuance of warrants	—	—	361	—
Change in fair value of warrant liability included in net loss	(27)	—	(81)	—
Ending balance - liabilities	$280	$—	$280	$—
Unrealized gains recognized in net loss on warrant liability held at end of period	$(27)	$—	$(81)	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2019 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,570	Market approach	Valuation multiples	5.0x-8.8x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$280	Market approach	Valuation multiple	6.0x

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

All transfers are recognized by the Company at the beginning of each reporting period. Transfers between Levels 2 and 3 generally relate to whether significant unobservable inputs are used for the fair value measurements. There were no transfers between levels in 2019 or 2018.

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$22,424	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2018:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,685	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2019, the Company recorded adjustments to decrease the fair value of an certain investments in private companies for observable price changes of $0.2 million and $0.2 million, respectively, (adjustments of $0.0 million to increase the fair value and $0.1 million to decrease the fair value for the three and nine months ended September 30, 2018, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of $0.2 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.2 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At September 30, 2019 and December 31, 2018, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2018, the Company funded approximately $0.5 million in response to Capital Calls. During 2018, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the nine months ended September 30, 2019.
(b)    1347 Property Insurance Holdings, Inc.

In November 2012, the Company formed Maison Insurance Company ("Maison"), a Louisiana domiciled property and casualty insurance company. In preparation for a transaction to take Maison public, the Company formed 1347 Property Insurance Holdings, Inc. (“PIH”). Maison was a wholly owned subsidiary of PIH, which completed an initial public offering effective March 31, 2014, pursuant to which the Company disposed of a majority interest in PIH. The Company owned zero and zero of the common shares of PIH at September 30, 2019 and December 31, 2018, respectively.

D. Kyle Cerminara ("Cerminara") was appointed to the PIH Board of Directors on December 27, 2016 and became Chairman of the Board of Directors of PIH on May 11, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of Fundamental Global Investors, LLC ("FGI"). During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of September 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Larry G. Swets, Jr. ("Swets") has served as a member of the PIH Board of Directors since November 21, 2013 and served as the Chairman of the Board of Directors of PIH from March 5, 2017 to May 11, 2018. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million and to sell the $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020, for $3.0 million plus accrued but unpaid dividends. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. No shares were received by the Company under either of the performance share grant agreements as of September 30, 2019.
(c)    Itasca Capital Ltd.
Investment in investee includes the Company's investment in the common stock of ICL, a publicly traded Canadian corporation, and is accounted for under the equity method. The Company owned 22.9% and 22.9% of the common shares of ICL at September 30, 2019 and December 31, 2018, respectively.

Ballantyne Strong Inc. ("Ballantyne") owned 40.6% and 40.6% of the common shares of ICL at September 30, 2019 and December 31, 2018, respectively. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of September 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to FGI for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

shares of ICL common stock, at a price of C$0.35 per share, to Swets for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019. The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to an Amended and Restated Restricted Stock Agreement (the "Swets Restricted Stock Agreement") executed on September 5, 2018 related to Swets’ departure from the Company. Pursuant to the Swets Restricted Stock Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Swets Restricted Stock Agreement. Also, pursuant to the Swets Restricted Stock Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.
(d)    Fundamental Global Investors, LLC
During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of September 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares.

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

(e)    Insurance Income Strategies Ltd.
IIS is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at September 30, 2019 and December 31, 2018. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS. See Note 7, "Variable Interest Entities," in the Company’s 2018 Annual Report for further discussion of IIS. Swets has served as the Chairman of the Board of Directors of IIS since its formation. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

original $15.0 million investment. As of December 31, 2018, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.
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
1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At September 30, 2019 and December 31, 2018, the Company owned zero and 45.6% of the membership interests. The Company also held collateralized notes in principal amount of zero and $0.6 million at September 30, 2019 and December 31, 2018, respectively. Fitzgerald owned 0% and 0.8% of the membership interests at September 30, 2019 and December 31, 2018, respectively. Energy was managed through a Board of Managers comprised of five managers, two of whom, Swets and Fitzgerald, were appointed by 1347 Capital LLC, a wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.
1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach Holdings, Inc., a publicly traded company. The Company owned 26.7% of the membership units at September 30, 2019 and December 31, 2018. The Company's investment in 1347 Investors is accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

reported in gain (loss) on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.

ICL owned 47.6% of the membership units at September 30, 2019 and December 31, 2018. Ballantyne owned 40.6% and 40.6% of the common shares of ICL at September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.7 million as of September 30, 2019. The Company has concluded there are no indications the Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all amounts due. The Debtors are current with the amended terms of the Notes. As a result, the Company has concluded the Notes are not impaired.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the audited consolidated financial statements at September 30, 2019.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company will report in its consolidated statement of operations for the three months ended March 31, 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at September 30, 2019, and no liability has been recorded in the audited consolidated financial statements at September 30, 2019.
(b)    Guarantee:
As further discussed in Note 5, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements was not reasonably determinable at September 30, 2019, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2019.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At September 30, 2019, the unfunded commitment was $0.6 million, all of which related to the Company’s commitment to Argo Holdings. On December 4, 2019, Argo Management informed members of Argo Holdings that no more Capital Calls are planned.
NOTE 24 SUBSEQUENT EVENT
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer pending due to both job losses and other effects attributable to COVID-19. The near-term impacts of COVID-19 are primarily with respect to the Company’s Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products remain closed, the Company has seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, the Company expects to see a reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States. There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and has and will continue to adjust its operations accordingly.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2019

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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains (losses), (loss) gain on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, net change in unrealized (loss) gain on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, gain (loss) on change in fair value of debt, gain on disposal of subsidiary and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax expense (benefit) for the three and nine months ended September 30, 2019 and September 30, 2018 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2019 and September 30, 2018 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Segment operating income:
Extended Warranty	$1,579	$1,155	$424	$3,181	$3,091	$90
Leased Real Estate	784	473	311	1,989	1,965	24
Total segment operating income	2,363	1,628	735	5,170	5,056	114
Net investment income	897	629	268	2,345	2,277	68
Net realized gains (losses)	1,001	(414)	1,415	760	(17)	777
(Loss) gain on change in fair value of equity investments	(38)	337	(375)	(23)	1,081	(1,104)
(Loss) gain on change in fair value of limited liability investments, at fair value	(3,356)	(131)	(3,225)	3,256	(1,592)	4,848
Net change in unrealized (loss) gain on private company investments	(343)	19	(362)	(324)	(136)	(188)
Other-than-temporary impairment loss	—	—	—	(75)	—	(75)
Interest expense not allocated to segments	(2,314)	(1,900)	(414)	(6,755)	(5,461)	(1,294)
Other income and expenses not allocated to segments, net	(1,863)	210	(2,073)	(6,224)	(5,415)	(809)
Amortization of intangible assets	(675)	(1,339)	664	(1,872)	(1,848)	(24)
Gain (loss) on change in fair value of debt	610	(1,450)	2,060	2,104	(2,511)	4,615
Gain on disposal of subsidiary	—	—	—	—	17	(17)
Equity in net (loss) income of investee	(126)	(339)	213	42	(623)	665
Loss from continuing operations before income tax expense (benefit)	(3,844)	(2,750)	(1,094)	(1,596)	(9,172)	7,576
Income tax expense (benefit)	162	(144)	306	(383)	300	(683)
Loss from continuing operations	(4,006)	(2,606)	(1,400)	(1,213)	(9,472)	8,259
Income from discontinued operations, net of taxes	—	417	(417)	—	1,397	(1,397)
Loss on disposal of discontinued operations, net of taxes	—	(1,172)	1,172	—	(7,800)	7,800
Net loss	$(4,006)	$(3,361)	$(645)	$(1,213)	$(15,875)	$14,662

KINGSWAY FINANCIAL SERVICES INC.

Loss from Continuing Operations and Net Loss
In the third quarter of 2019, we reported loss from continuing operations of $4.0 million compared to $2.6 million in the third quarter of 2018. For the nine months ended September 30, 2019, we reported loss from continuing operations of $1.2 million compared to $9.5 million for the nine months ended September 30, 2018. The loss from continuing operations for the three months ended September 30, 2019 is primarily due to loss on change in fair value of limited liability investments, at fair value, interest expense not allocated to segments and other income and expenses not allocated to segments, net partially offset by operating income in Extended Warranty and Leased Real Estate and net realized gains. The loss from continuing operations for the nine months ended September 30, 2019 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of limited liability investments, at fair value. The loss from continuing operations for the three months ended September 30, 2018 is primarily due to interest expense not allocated to segments, loss on change in fair value of debt and amortization of intangible assets, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income. The loss from continuing operations for the nine months ended September 30, 2018 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, loss on change in fair value of debt, amortization of intangible assets and loss on change in fair value of limited liability investments, at fair value partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income.
For the three months ended September 30, 2019, we reported net loss of $4.0 million compared to $3.4 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we reported net loss of $1.2 million compared to $15.9 million for the nine months ended September 30, 2018.
Extended Warranty
The Extended Warranty service fee and commission income increased 30.3% to $12.9 million for the three months ended September 30, 2019 compared with $9.9 million for the three months ended September 30, 2018 ($34.5 million year to date compared to $28.4 million prior year to date, representing a 21.5% increase). The increase in service fee and commission income is primarily reflective of the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus service fee and commission income was $3.1 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively, ($6.8 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively). The Extended Warranty service fee and commission income for the nine months ended September 30, 2019 also reflects decreases at Trinity and PWSC partially offset by an increase at IWS compared to the nine months ended September 30, 2018.
The Extended Warranty operating income was $1.6 million for the three months ended September 30, 2019 compared with $1.2 million for the three months ended September 30, 2018 ($3.2 million year to date compared to $3.1 million prior to date). The increase in operating income for the three and nine months ended September 30, 2019 is primarily reflective of the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus operating income was $0.2 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.3 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively).
Leased Real Estate
In the third quarter of 2019, Leased Real Estate rental income was $3.3 million compared to $3.3 million in the third quarter of 2018 ($10.0 million year to date compared to $10.0 million prior year to date). The rental income is derived from CMC's long-term triple net lease. The Leased Real Estate operating income was $0.8 million for the three months ended September 30, 2019 compared with $0.5 million for the three months ended September 30, 2018 ($2.0 million year to date compared to $2.0 million prior year to date). The increase in operating income for the three months ended September 30, 2019 is primarily attributable to lower litigation expenses during the three months ended September 30, 2019 compared to the same period in 2018. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million and $1.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively ($4.6 million and $4.6 million, respectively, year to date and prior year to date). See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $0.9 million in the third quarter of 2019 compared to $0.6 million in the third quarter of 2018 ($2.3 million year to date compared to $2.3 million prior year to date). The increase in net investment income for the three months ended September 30, 2019 primarily relates to higher net investment income recorded from the Company’s limited liability investments, at fair value and interest income on higher balances of fixed maturities and collateral loans following the Company’s acquisition of Geminus effective March 1, 2019.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized Gains (Losses)
Net realized gains were $1.0 million in the third quarter of 2019 compared to net realized losses of $0.4 million in the third quarter of 2018 (net realized gains of $0.8 million year to date compared to net realized losses of $0.0 million prior year to date). The net realized gains for the three months ended September 30, 2019 relate to sales of investments by Argo Holdings and the sale of one of the Company’s investments in private companies, at adjusted cost. The net realized gains for the nine months ended September 30, 2019 also include a realized loss on the sale of one of the Company’s investments in private companies, at adjusted cost and a realized gain on the sale of 1347 Energy Holdings LLC ("Energy"). See Note 21, "Related Parties," to the unaudited consolidated interim financial statements, for further information about the sale of Energy. The net realized losses for the three months ended September 30, 2018 relate to the sale of Itasca Golf Investors, LLC ("IGI"). See Note 22, "Related Parties," to the unaudited consolidated interim financial statements, for further information about the sale of IGI. The net realized losses for the nine months ended September 30, 2018 also include realized gains from sales of investments by Argo Holdings.
(Loss) Gain on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.0 million in the third quarter of 2019 compared to a gain of $0.3 million in the third quarter of 2018 (loss of $0.0 million year to date compared to gain of $1.1 million prior year to date). The loss on change in fair value of equity investments includes net realized losses of $0.0 million and net realized gains of $0.9 million on equity investments sold during the three months ended September 30, 2019 and September 30, 2018, respectively (net realized losses of $0.1 million year to date compared to net realized gains of $1.5 million prior year to date) and unrealized losses of $0.0 million and $0.6 million on equity investments held during the three months ended September 30, 2019 and September 30, 2018, respectively (unrealized gains of $0.1 million and unrealized losses of $0.4 million, respectively, year to date and prior year to date).
(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
(Loss) gain on change in fair value of limited liability investments, at fair value was a loss of $3.4 million in the third quarter of 2019 compared to $0.1 million in the third quarter of 2018 (gain of $3.3 million year to date compared to a loss of $1.6 million prior year to date). The decrease is primarily due to a $2.7 million decrease in fair value of 1347 Investors recorded for the three months ended September 30, 2019 compared to a $0.5 million decrease in fair value of 1347 Investors recorded for the three months ended September 30, 2018 (increase in fair value of $3.4 million year to date compared to decrease in fair value of $2.3 million prior year to date) and a $0.9 million decrease in fair value of investments held by Argo Holdings recorded for the three months ended September 30, 2019 compared to a $0.0 million decrease in fair value of investments held by Argo Holdings recorded for the three months ended September 30, 2018 (decrease in fair value of $0.8 million year to date compared to decrease in fair value of $0.0 million prior year to date). The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  During the second half of 2019 through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in a lower valuation of 1347 Investors through the date of dissolution, as well as a decrease in the value of the Limbach common stock held directly.
Net Change in Unrealized (Loss) Gain on Private Company Investments
Net change in unrealized (loss) gain on private company investments was a loss of $0.3 million in the third quarter of 2019 compared to a gain of $0.0 million in the third quarter of 2018 (loss of $0.3 million year to date compared to $0.1 million prior year to date). For the three months ended September 30, 2019 and September 30, 2018, the Company recorded adjustments of $0.2 million and $0.0 million, respectively, ($0.2 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively), to adjust the fair value of certain investments in private companies for observable price changes. Also, as a result of the quarterly impairment analysis performed, the Company recorded impairments related to investments in private companies of $0.2 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.2 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively).
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of zero and zero for other-than-temporary impairment related to limited liability investments for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date).

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2019 was $2.3 million compared to $1.9 million in the third quarter of 2018 ($6.8 million year to date compared to $5.5 million prior year to date). The increase for the three and nine months ended September 30, 2019 is primarily attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2019 compared to the same periods in 2018. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Interest expense during the three and nine months ended September 30, 2019 also includes $0.3 million and $0.8 million, respectively, related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $1.9 million in the third quarter of 2019 compared to a net income of $0.2 million in the third quarter of 2018 (net expense of $6.2 million year to date compared to $5.4 million prior year to date). Included in other income and expenses not allocated to segments are expenses of $0.0 million and $0.0 million for Amigo for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.9 million year to date compared to $1.8 million prior year to date). Amigo was previously included in the Insurance Underwriting segment along with Mendota, Mendakota and MCC. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in Other income and expenses not allocated to segments, net. Also included in other income and expenses not allocated to segments is stock-based compensation, net of forfeitures, of an expense of $0.1 million and a benefit of $2.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively (expense of $0.5 million and benefit of $1.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively). The three and nine months ended September 30, 2018 also included $0.4 million of payroll tax expense related to stock-based compensation transactions. See Note 18, "Stock-Based Compensation," to the unaudited consolidated interim financial statements, for further discussion.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.7 million in the third quarter of 2019 compared to $1.3 million in the third quarter of 2018 ($1.9 million year to date compared to $1.8 million prior year to date). During the third quarter of 2018, the Company completed its fair value analysis of the PWSC assets acquired and liabilities assumed. As a result, the Company recorded amortization expense of $0.2 million and $1.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.7 million and $1.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively). Amortization of intangible assets during the three and nine months ended September 30, 2019 also includes $0.2 million and $0.5 million, respectively, related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details on the Company’s acquisition of Geminus.
Gain (Loss) on Change in Fair Value of Debt
Gain (loss) on change in fair value of debt amounted to a gain of $0.6 million in the third quarter of 2019 compared to a loss of $1.5 million in the third quarter of 2018 (gain of $2.1 million year to date compared to a loss of $2.5 million prior year to date). The gain for the three and nine months ended September 30, 2019 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. The loss for the three and nine months ended September 30, 2018 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. As further discussed in Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, effective January 1, 2018, the Company adopted ASU 2016-01. As a result, the portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is now recognized in other comprehensive income (loss). See "Debt" section below for further information.
Equity in Net (Loss) Income of Investee
Equity in net loss of investee for the third quarter of 2019 was $0.1 million compared to $0.3 million in the third quarter of 2018 (income of $0.0 million year to date compared to a loss of $0.6 million prior year to date). Equity in net (loss) income of investee represents the Company's investment in Itasca Capital Ltd. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax Expense (Benefit)
Income tax expense for the third quarter of 2019 was $0.2 million compared to a benefit of $0.1 million in the third quarter of 2018 (benefit of $0.4 million year to date compared to expense of $0.3 million prior year to date). See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and nine months ended September 30, 2019 and September 30, 2018.

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
At September 30, 2019, we held cash and cash equivalents, restricted cash and investments with a carrying value of $98.3 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2019	% of Total	December 31, 2018	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	11,594	11.8%	5,547	6.1%
States, municipalities and political subdivisions	602	0.6%	607	0.6%
Mortgage-backed	2,122	2.2%	3,186	3.5%
Corporate	2,991	3.0%	2,920	3.2%
Total fixed maturities	17,309	17.6%	12,260	13.4%
Equity investments:
Common stock	150	0.2%	801	0.9%
Warrants	7	—%	55	—%
Total equity investments	157	0.2%	856	0.9%
Limited liability investments	3,838	3.9%	4,790	5.2%
Limited liability investments, at fair value	29,559	30.1%	26,015	28.4%
Investments in private companies	2,035	2.1%	3,090	3.4%
Real estate investments	10,662	10.8%	10,662	11.7%
Other investments	750	0.8%	2,079	2.3%
Short-term investments	154	0.1%	152	0.2%
Total investments	64,464	65.6%	59,904	65.5%
Cash and cash equivalents	13,078	13.3%	14,619	16.0%
Restricted cash	20,762	21.1%	16,959	18.5%
Total	98,304	100.0%	91,482	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and nine months ended September 30, 2019 and September 30, 2018, respectively. As a result of the analysis performed with respect to limited liability investments, the Company recorded no write-downs for other-than-temporary impairment for the three months ended September 30, 2019 and September 30, 2018, respectively ($0.1 million year to date compared to zero prior year to date). As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.0 million and $0.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.0 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of $0.2 million and zero for the three months ended September 30, 2019 and September 30, 2018, respectively, ($0.2 million and zero for the nine months ended September 30, 2019 and September 30, 2018, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC.

At September 30, 2019 and December 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.0 million and $0.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2019 and December 31, 2018, all unrealized losses on individual investments were considered temporary.
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
TABLE 5 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2019	December 31, 2018
Non-standard automobile	470	686
Commercial automobile	170	794
Other	1,217	593
Total	1,857	2,073

TABLE 6 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	September 30, 2019	December 31, 2018
Non-standard automobile	470	686
Commercial automobile	170	794
Other	1,217	593
Total	1,857	2,073
Non-Standard Automobile
At September 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.5 million and $0.7 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Commercial Automobile
At September 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.2 million and $0.8 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC.

Other
At September 30, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.2 million and $0.6 million, respectively. The increase is due to an increase in unpaid loss and loss adjustment expenses at Amigo, partially offset by a decrease in unpaid loss and loss adjustment expenses at Kingsway Re.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 7.
TABLE 7 Increase (decrease) in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unfavorable (favorable) change in provision for loss and loss adjustment expenses for prior accident years	2	(19)	710	1,628
For the three months ended September 30, 2019, the Company reported $0.0 million of unfavorable development for loss and loss adjustment expenses from prior accident years compared with favorable development of $0.0 million for the three months ended September 30, 2018 (unfavorable development of $0.7 million year to date compared to unfavorable development of $1.6 million prior year to date). The unfavorable development reported for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018 was related to an increase in loss and loss adjustment expenses at Amigo. The favorable development reported for the three months ended September 30, 2018 was related to a decrease in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition included in the 2018 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
DEBT
Bank Loans
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC (the "PWSC Loan"). The PWSC Loan has a fixed interest rate of 5.0% and is carried in the consolidated balance sheets at its unpaid principal balance. The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal was fully repaid on January 30, 2020.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2019, deferred interest payable of $7.4 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The Company's subordinated debt is measured and reported at fair value. At September 30, 2019, the carrying value of the subordinated debt is $50.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the nine months ended September 30, 2019, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2019, along with the passage of time, contributed to the $0.5 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and September 30, 2019.
Of the $0.5 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and September 30, 2019, $2.6 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $2.1 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
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
Cash Flows from Continuing Operations
During the nine months ended September 30, 2019, the Company reported on the unaudited consolidated statements of cash flows $0.0 million of net cash provided by operating activities from continuing operations. The reconciliation between the Company's reported net loss of $1.2 million and the $0.0 million of net cash provided by operating activities from continuing operations can be explained primarily by the $5.1 million of depreciation and amortization expense the $5.6 million increase in deferred service fees and the $2.5 million increase in other, net, partially offset by the $3.3 million gain on change in fair value of limited liability investments, at fair value, the $2.1 million gain on change in fair value of debt, the $2.5 million increase in service fee receivable, the $1.3 million increase in other receivables, the $1.3 million increase in deferred acquisition costs, the $0.8 million increase in deferred income taxes and $0.8 million in net realized gains.
During the nine months ended September 30, 2019, the net cash used in investing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $1.6 million. This use of cash was driven primarily by acquisition of business, net of cash acquired, partially offset by proceeds from sales and maturities of fixed maturities and sales of other investments in excess of purchases of fixed maturities.
During the nine months ended September 30, 2019, the net cash provided by financing activities from continuing operations as reported on the unaudited consolidated statements of cash flows was $3.9 million. This source of cash is attributed to $9.0 million of net bank loan proceeds offset by principal repayments on bank loans of $2.3 million and principal repayments of $2.8 million on the notes payable.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents from continuing operations during the nine months ended September 30, 2019 was $2.3 million.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2019, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
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

KINGSWAY FINANCIAL SERVICES INC.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.9 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively. These amounts are reflected in the cash and cash equivalents of $13.1 million and $14.6 million reported at September 30, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $1.9 million at September 30, 2019 represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2019, the holding company’s liquidity of $3.7 million represented approximately seven months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity of $1.9 million at September 30, 2019 and $3.7 million as of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2019 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2019, they do represent future sources of liquidity.
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

KINGSWAY FINANCIAL SERVICES INC.

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

Table 8 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2019 and December 31, 2018.

TABLE 8 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	September 30, 2019	% of Total	December 31, 2018	% of Total
Due in less than one year	9,148	52.9%	5,445	44.4%
Due in one through five years	6,937	40.1%	5,233	42.7%
Due after five through ten years	180	1.0%	210	1.7%
Due after ten years	1,044	6.0%	1,372	11.2%
Total	17,309	100.0%	12,260	100.0%

KINGSWAY FINANCIAL SERVICES INC.

At September 30, 2019, 93.0% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 9 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at September 30, 2019 and December 31, 2018.
TABLE 9 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of September 30, 2019
Estimated fair value	$17,475	$17,309	$17,143
Estimated increase (decrease) in fair value	$166	$—	$(166)

As of December 31, 2018
Estimated fair value	$12,436	$12,260	$12,084
Estimated increase (decrease) in fair value	$176	$—	$(176)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of September 30, 2019, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 10 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2019 and December 31, 2018, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 100.0% of those investments rated 'A' or better at September 30, 2019.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 10 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2019	December 31, 2018
AAA/Aaa	69.3%	72.0%
AA/Aa	16.8	16.1
A/A	13.9	10.9
Percentage rated A/A2 or better	100.0%	99.0%
BBB/Baa	—	1.0
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in the Company's internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations. The material weaknesses were discovered during the course of the 2018 external audit of the accounts and, as such, not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2019 and September 30, 2018 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2019, and ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

