Form 10-K
period 2019-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2020-07-10
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number 001-15204
Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1792291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Pierce Road Itasca, IL	60143
(Address of principal executive offices)	(Zip Code)
1-416-848-1171
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange
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

As of June 30, 2019, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $30,474,842 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares of the Registrant's Common Stock outstanding as of July 10, 2020 was 22,711,069.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements
This 2019 Annual Report on Form 10-K (the "2019 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•	its results of operations and financial condition (including, among other things, net and operating income, investment income and performance, return on equity and expected current returns);

•	changes in facts and circumstances affecting assumptions used in determining its provision for unpaid loss and loss adjustment expenses;

•	changes in facts and circumstances affecting assumptions used in evaluating its legal proceedings;

•	changes in industry trends and significant industry developments;

•	the impact of certain guarantees and indemnifications made by the Company;

•	its ability to complete and integrate current or future acquisitions successfully;

•	its ability to implement its restructuring activities and execute its strategic initiatives successfully; and

•	the potential impact of the uncertainties related to the COVID-19 pandemic on the short and long-term economic effects on the Company’s business.
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Critical Accounting Estimates and Assumptions" in MD&A in this 2019 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2019 Annual Report.

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
Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries. Kingsway conducts its business through two reportable segments: Extended Warranty and Leased Real Estate. Extended Warranty and Leased Real Estate conduct their business and distribute their products in the United States.
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
Financial information about Kingsway's reportable business segments for the years ended December 31, 2019 and December 31, 2018 is contained in the following sections of this 2019 Annual Report: (i) Note 26, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
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
All of the dollar amounts in this 2019 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.

KINGSWAY FINANCIAL SERVICES INC.

GENERAL DEVELOPMENT OF BUSINESS
Acquisition of Geminus:
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
EXTENDED WARRANTY SEGMENT
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity, Professional Warranty Service Corporation ("PWSC") and Geminus, (collectively, "Extended Warranty").
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 27 states and the District of Columbia to their members.
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
Geminus primarily sells vehicle service agreements to used car buyers across the United States. Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.
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

KINGSWAY FINANCIAL SERVICES INC.

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
Geminus markets and administers vehicle service agreements and related products for used automobiles throughout the United States through its subsidiaries, Penn and Prime. A vehicle service agreement is an agreement between Penn or Prime and the vehicle purchaser under which Penn or Prime agrees to replace or repair, for specific term, designated vehicle parts in the event of mechanical breakdown. Penn and Prime serve as the administrator on all contracts they originate. Vehicle service agreements range from three months to sixty months and/or 3,000 miles to 165,000 miles. Penn offers a limited product line of vehicle service agreements with unlimited miles offerings that have an average term of twelve to twenty-four months. The cost of the vehicle service agreement is a function of the contract term, coverage limits and type of vehicle.
In addition to marketing vehicle service agreements, Penn and Prim also administer and broker a GAP product through its distribution channel. Penn and Prim administer GAP in certain states along with earned commissions when a consumer purchases a GAP certificate.
Marketing and Distribution
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 27 states and the District of Columbia.
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
Penn and Prime market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate which varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 32 and 40 states, respectively.
No Extended Warranty customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.

KINGSWAY FINANCIAL SERVICES INC.

Competition
IWS focuses exclusively on the automotive finance market with its core vehicle service agreement and related product offerings, while much of its competition in the credit union channel has a less targeted product approach. IWS' typical competitor takes a generalist approach to market by providing credit unions with a variety of different product offerings. They might be unable to deliver specialty expertise on par with IWS and may not give vehicle service agreement products the attention they require for healthy profitability and strong risk management.
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
For its insured warranty product, PWSC operates in an environment with several competitors. PWSC differentiates itself through its relationship with and backing by an A+ rated global insurance carrier; having over 20 years' experience in the field of new home warranty administration; its dispute resolution services; and its best in class customer service. For its uninsured builder backed product, PWSC operates in an environment with very few competitors. The most significant features differentiating the builder backed product from its competition are an express warranty for all construction defects, the only warranty that is fully integrated with the general liability policy in its definition and coverage of construction defects, and mutual agreement between the homebuilder and the home buyer that all claims be resolved through mediation or, if necessary, binding arbitration.
Penn and Prime focus exclusively on the automotive finance market with its core vehicle service agreement and related product offerings, while much of its competition is non-employee based or agent centric. Penn and Prime's typical competitor’s approach to market is by working through non-employees or agents with a variety of different product offerings. Penn and Prime solely focuses on the suite of vehicle service agreements it offers which allows the proper attention required for healthy profitability and risk management.
Claims Management
Claims management is the process by which Extended Warranty determines the validity and amount of a claim. The Company believes that claims management is fundamental to its operating results. The Company's goal is to settle claims fairly for the benefit of insureds and the insureds of the Company's insurance company partners in a manner that is consistent with the insurance policy language and the Company's regulatory and legal obligations.
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
Penn and Prime effectively and efficiently manage claims by utilizing in-house expertise and information systems. Penn and Prime employ experienced claims staff, knowledgeable in all aspects of vehicle repairs and potential claims. Additionally Penn and Prime own their own historical claims database that allows management to analyze data in order to drive real-time pricing adjustments and strategic decision-making.
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

KINGSWAY FINANCIAL SERVICES INC.

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
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The Company records a provision for its unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses related to our insurance subsidiary operations which include Kingsway Amigo Insurance Company and Kingsway Reinsurance Corporation. For a detailed description of the Company's process for establishing its provision for unpaid loss and loss adjustment expenses, see "Critical Accounting Estimates and Assumptions" section of MD&A. For a rollforward of the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, see Note 15, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
INVESTMENTS
The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. Limited liability investments, at fair value and investments in private companies are managed by third-party managers. The Investment Committee of the Board of Directors is responsible for monitoring the performance of the Company's investments and compliance with the Company's investment policies and guidelines, which it reviews annually. Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments.
For further descriptions of the Company's investments, see "Investments" and "Critical Accounting Estimates and Assumptions" in MD&A and Note 7, "Investments," and Note 27, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
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
The Company has one U.S. insurance subsidiary, Amigo, which is organized and domiciled under the insurance statutes of Florida. To the best of the Company's knowledge, it is in compliance with the regulations discussed above.

KINGSWAY FINANCIAL SERVICES INC.

U.S. insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2019, surplus as regards to policyholders reported by Amigo exceeded the 200% threshold. Refer to Note 30, "Regulatory Capital Requirements and Ratios," to the Consolidated Financial Statements for further discussion.
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
The Gramm-Leach-Bliley Act protects consumers from the unauthorized dissemination of certain personal information. The majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions and require the Company to maintain appropriate procedures for managing and protecting certain personal information of its customers and to fully disclose its privacy practices to its customers. The Company may also be exposed to future privacy laws and regulations, which could impose additional costs and adversely affect its results of operations or financial condition.
Vehicle service agreements are regulated in all states in the United States, and IWS and Geminus are subject to these regulations. Most states utilize the approach of the Uniform Service Contract Act which was adopted by the NAIC in the early 1990's. Under that scheme, states regulate vehicle service contract companies by requiring them annually to file documentation, together with a copy of the contract of insurance covering their liability under the service contracts, which complies with the particular state's regulatory requirements. IWS and Geminus are in compliance with the regulations of each state in which it sells vehicle service agreements.
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

EMPLOYEES
At December 31, 2019, the Company employed 172 personnel supporting its continuing operations, all of which were full-time employees.
ACCESS TO REPORTS
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free

KINGSWAY FINANCIAL SERVICES INC.

of charge through its website at www.kingsway-financial.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2019 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2019, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December 2032, which in addition to the $90.5 million principal has deferred interest accrued as of December 31, 2019 of $8.9 million. Related to our acquisition on March 1, 2019 of Geminus Holding Company, Inc. ("Geminus") and its various subsidiaries, including The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"), we have $9.6 million principal value of acquisition financing outstanding as of December 31, 2019. Because of our substantial outstanding recourse debt:

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

•
we are exposed to the risk of increased interest rates because our outstanding subordinated debt, representing $90.5 million of principal value, and our outstanding acquisition financing of $9.6 million bear interest directly related to the London interbank offered interest rate for three-month U.S. dollar deposits or any equivalent replacement benchmark as defined in the underlying loan documents ("LIBOR");

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

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our ability to transfer funds among our various subsidiaries and/or distribute such funds to the holding company may be limited;

•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited;

•
we may be unable to redeem outstanding shares of our redeemable preferred stock on the required date, which could lead to increased financing costs and/or costs associated with disputes involving the holders of such preferred stock; and

•	we may be prevented from carrying out capital spending that is, among other things, necessary or important to our growth strategy and efforts to improve the operating results of our businesses.
Increases in interest rates would increase the cost of servicing our outstanding recourse debt and could adversely affect our results of operation.
Our outstanding recourse debt of $90.5 million principal value and our outstanding acquisition financing of $9.6 million related to the acquisition of Geminus bear interest directly related to LIBOR. As a result, increases in LIBOR would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
The expected discontinuation of LIBOR could adversely affect the cost of servicing our outstanding recourse debt.
Our outstanding recourse subordinate debt of $90.5 million principal value, which has redemption dates ranging from December 4, 2032 through January 8, 2034, and our outstanding acquisition financing of $9.6 million related to the acquisition of Geminus, which has a maturity date of March 1, 2024, bear interest directly related to LIBOR and extend beyond 2021, by which time the

KINGSWAY FINANCIAL SERVICES INC.

United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out LIBOR.  It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  If LIBOR ceases to exist as defined in the indentures governing the Company’s outstanding recourse debt, the indentures provide fallback language for the respective agents to calculate an alternative LIBOR to be used in determining the Company’s interest expense on its outstanding recourse debt.  At this time, the Company cannot yet reasonably estimate the expected impact of a discontinuation of LIBOR.
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
If we are not able to comply with the covenants and other requirements contained in the debt indentures, an event of default under the relevant debt instrument could occur. A specific covenant under our debt indentures is our obligation to deliver audited financial statements for certain of our subsidiaries as of and for the years ended December 31, 2019 and December 31, 2018.  Due to the delay in filing our 2019 and 2018 Annual Reports, we have been unable to meet these obligations, the failure of which could be declared events of default under certain of the indentures.  As of the date of the filing of our 2019 Annual Report, none of the lenders or trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  If an event of default does occur, it could trigger a default under our other debt instruments, and the holders of the defaulted debt instrument could declare amounts outstanding with respect to such debt to become immediately due and payable. Upon such an event, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, such a repayment under an event of default could adversely affect our liquidity and force us to sell assets to repay borrowings.
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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2019, our investments included $22.2 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that

KINGSWAY FINANCIAL SERVICES INC.

exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.

As of December 31, 2019, our investments also included $2.4 million of equity investments, $3.8 million of limited liability investments, $29.1 million of limited liability investments, at fair value, $2.0 million of investments in private companies, at adjusted cost, $10.7 million of real estate investments, at fair value and other investments, at cost of $1.0 million. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.
We will be adversely impacted by the outbreak of COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We are currently taking steps to assess the effects, and mitigate the adverse consequences to our businesses, of the outbreak; however, though the magnitude of the impact continues to develop, our businesses have been and will continue to be adversely impacted by the outbreak of COVID-19.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on automobile sales and new home construction, which has decreased consumer demand for our products and services, may reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the outbreak of COVID-19 has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and other means. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though most of our employees are able to work remotely, these closures have nevertheless affected many of our customers and many businesses through which we sell our products and services, resulting in significant declines in sales. These effects, individually or in the aggregate, will continue to adversely impact our businesses, financial condition, operating results and cash flows and such adverse impacts may be material.
Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.
A difficult economy generally could materially adversely affect the credit, investment and financial markets which, in turn, could materially adversely affect our business, results of operations or financial condition.
An adverse change in market conditions, including changes caused by the COVID-19 pandemic, leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. Certain trust accounts and letters of credit for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust and/or letter of credit agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements.
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
On July 16, 2018, we announced we had entered into a definitive agreement to sell our non-standard automobile insurance companies Mendota, Mendakota and MCC (collectively "Mendota"). On October 18, 2018, we completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investments, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, we will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota’s carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During 2019, Mendota notified us that it had entered into agreements to settle the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net of expenses, the Company recorded a loss of $1.5 million related to the settlement of the remaining specified claim, which is reported as loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2019. Our potential exposure under the indemnity obligation with respect to the open claims is not reasonably determinable, and no liability has been recorded in our Consolidated Financial Statements. No assurances can be given, however, that we will not be required to perform under the indemnity obligation for the open claims in a manner that has a material adverse effect on our business, results of operations or financial condition.
We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses could be limited by our inability to generate future taxable income.
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $839.3 million as of December 31, 2019. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

KINGSWAY FINANCIAL SERVICES INC.

We have generated U.S. NOLs, but our ability to preserve and use these U.S. NOLs could be limited or impaired by future ownership changes.
Our ability to utilize the U.S. NOLs after an "ownership change" is subject to the rules of Section 382 of the U.S. Internal Revenue Code of 1986, as amended ("Section 382"). An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five percent (5%) or more of the value of our shares or are otherwise treated as five percent (5%) shareholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than fifty (50) percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five percent (5%) shareholders. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the Internal Revenue Service. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs. In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our U.S. NOLs would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.
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

KINGSWAY FINANCIAL SERVICES INC.

Any failure to comply with applicable laws or regulations or the mandates of applicable regulators could result in the imposition of fines or significant restrictions on our ability to do business, which could adversely affect our results of operations or financial condition. In addition, any changes in laws or regulations (or the interpretation or application thereof, including changes to applicable case law and legal precedent) could materially adversely affect our business, results of operations or financial condition. It is not possible to predict the future effect of changing federal, state and provincial law or regulation (or the interpretation or application thereof) on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations.
Related to our recent acquisition of Geminus, we acquired a reinsurance company domiciled in Turks and Caicos. This reinsurance company is subject to the insurance statutes and regulatory requirements of the Turks and Caicos. We are planning on the payment of dividends by the Turks and Caicos-domiciled reinsurance company in order to facilitate servicing the acquisition financing we incurred to acquire Geminus. The inability of the Turks and Caicos-domiciled reinsurance company to pay dividends could materially affect our holding company cash flow and liquidity if we were required to perform under our guarantee of the $10.0 million of acquisition financing incurred related to the acquisition of Geminus.
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
We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934. As described Item 9A, Controls and Procedures, of this 2019 Annual Report, we have identified the existence of material weaknesses in internal control over financial reporting related to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; certain account reconciliations; and accounting for certain investments at fair value.
As discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020, we have restated our consolidated financial statements as of and for the year ended December 31, 2017. We are actively engaged in developing and implementing remediation plans as described Item 9A, Controls and Procedures, of this 2019 Annual Report, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and your ability to sell our common stock.
On April 17, 2020, the Company received a notice from NYSE that the Company is not in compliance with NYSE listing standard 802.01B because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and stockholders’ equity was less than $50.0 million. In accordance with the NYSE listing requirements, we have submitted a plan that demonstrates how we expect to return to compliance with NYSE listing standard 802.01B. On July 9, 2020, the NYSE notified us that our plan has been accepted. There can be no assurances that the Company will maintain compliance with the plan. If we are unable to comply with the plan or we are unable to meet the continued listing standard by December 26, 2021, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.
If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability

KINGSWAY FINANCIAL SERVICES INC.

to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.
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
Acquisitions entail numerous potential risks, including the following:

•	difficulties in the integration of the acquired business, including implementation of proper internal controls over financial reporting;

•	assumption of unknown material liabilities;

•	diversion of management's attention from other business concerns;

•	failure to achieve financial or operating objectives and/or anticipated cost savings; and

•	potential loss of customers or key employees of acquired companies.
We may not be able to integrate or operate successfully any business, operations, personnel, services or products that we may acquire in the future.

KINGSWAY FINANCIAL SERVICES INC.

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
Our company has an executive officer and former executive officers, currently contracted to us under advisory agreements, who also serve as directors and executive officers for one or more of 1347 Property Insurance Holdings, Inc., Atlas Financial Holdings, Inc., Limbach Holdings, Inc. and Itasca Capital Ltd., entities in which we have held investments, which could lead to conflicting interests.
As a result of our having previously spun off 1347 Property Insurance Holdings, Inc. ("PIH") and Atlas Financial Holdings, Inc. ("Atlas"); formed 1347 Capital Corp., which later entered into a business combination with Limbach Holdings, Inc. ("Limbach"); and invested in Itasca Capital Ltd. ("ICL"), we have an executive officer and former executive officers, currently contracted to us under advisory agreements, who also serve as directors for one or more of PIH, Atlas, Limbach and ICL and who serve as executive officers for ICL. Our executive officers, former executive officers currently contracted to us under advisory agreements and members of our Company's board of directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at PIH, Atlas, Limbach and ICL have fiduciary duties to those companies’ stockholders. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our executive officers and former executive officers currently contracted to us under advisory agreements who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our executive officers and former executive officers currently contracted to us under advisory agreements who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. Our Audit Committee reviews potential conflicts that may arise on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each entity. From time to time, we may enter into transactions with or participate jointly in investments with PIH, Atlas, Limbach or ICL. There can be no assurance that we will not create new situations where our directors or executive officers serve as directors or executive officers in future investment holdings of our Company.
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

KINGSWAY FINANCIAL SERVICES INC.

•	the level of insurance fraud.
Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively affect our ability to accurately assess the risks of outstanding policies. In addition, there may be significant reporting lags between the occurrence of insured events and the time they are actually reported to us and additional lags between the time of reporting and final settlement of claims.
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
The Company currently has Amigo operating in voluntary run-off. Our success at managing this run-off is highly dependent upon proper claim-handling, the outcomes of the remaining open claims and the availability of the necessary liquidity to pay claims when due. In connection with our sale of Mendota, Amigo entered into a Claims and Administrative Services Agreement (the "CASA") with Mendota pursuant to which, among other things, Mendota provides certain claims and policy administrative services and collections services for Amigo and upon which Amigo relies in order to effectively administer its run-off. As a result, we are dependent in part on Mendota's continued performance of services in accordance with the terms of the CASA and on Mendota's ability to retain the services of appropriately trained and supervised claim-handling personnel. The loss of the services of any of such key claim-handling personnel working on our run-off, the inability to identify, hire and retain other highly qualified claim-handling personnel in the future, the termination of the CASA or Mendota’s failure to perform services in accordance with the terms of the CASA could adversely affect our results of operations. We are also dependent upon the outcomes of the remaining open claims, some of which may be volatile. During 2019, Amigo agreed to settle three related open claims for approximately $0.8 million in excess of the provision for unpaid loss and loss adjustment expenses carried by Amigo for these three open claims. This amount is reported in our consolidated statement of operations for the year ended December 31, 2019. We are also dependent on the continuing availability of the necessary liquidity to settle claims properly. See the "Liquidity and Capital Resources" section of MD&A for additional detail regarding the voluntary run-off of Amigo.
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

KINGSWAY FINANCIAL SERVICES INC.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Leased Properties
Extended Warranty leases facilities with an aggregate square footage of approximately 32,524 at five locations in four states. The latest expiration date of the existing leases is in July 2026.
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

KINGSWAY FINANCIAL SERVICES INC.

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2019
Quarter 4	$2.39	$1.66
Quarter 3	2.95	2.20
Quarter 2	3.04	2.20
Quarter 1	3.10	2.11
2018
Quarter 4	2.87	1.87
Quarter 3	3.30	2.40
Quarter 2	4.65	2.75
Quarter 1	5.85	3.65
Shareholders of Record
As of July 9, 2020 the closing sales price of our common shares as reported by the NYSE was $2.21 per share.
As of July 10, 2020, we had 22,211,069 common shares issued and outstanding. As of July 10, 2020, there were 10 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required related to securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this 2019 Annual Report.
Recent Sales of Unregistered Securities
During the year ended December 31, 2019, we did not have any unregistered sales of our equity securities.
Issuer Purchases of Equity Securities
During the year ended December 31, 2019, we did not have any repurchases of our equity securities.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2019 Annual Report.
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
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Trinity Warranty Solutions LLC ("Trinity"), Professional Warranty Service Corporation ("PWSC") and Geminus Holding Company, Inc. ("Geminus"). Throughout this 2019 Annual Report, the term "Extended Warranty" is used to refer to this segment.
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 27 states and the District of Columbia to their members.
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
Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout this 2019 Annual Report, the term "Leased Real Estate" is used to refer to this segment.
Impact of COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

temporary closures of many businesses; “shelter in place” and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.
The near-term impacts of COVID-19 are primarily with respect to our Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which we distribute our products remain closed, we have seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, we have seen a reduction in new enrollments in our home warranty programs associated with the impact of COVID-19 on new home sales in the United States.
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
NON U.S.-GAAP FINANCIAL MEASURE
Throughout this 2019 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and by segment in Note 26, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to segment operating income is loss from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized gains (losses), gain on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, gain (loss) on change in fair value of debt, gain on disposal of subsidiary and equity in net income (loss) of investee. A reconciliation of segment operating income to loss from continuing operations before income tax (benefit) expense for the years ended December 31, 2019 and December 31, 2018 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for warrant liability; and revenue recognition.
Provision for Unpaid Loss and Loss Adjustment Expenses
Overview

The Company records a provision for unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses. The provision for unpaid losses includes a provision, commonly referred to as case reserves,

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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

Our external reserving actuaries have also developed as part of their actuarial reports to the Company an estimated range around the carried provision at December 31, 2019 of $1.8 million for unpaid loss and loss adjustment expenses for our property and casualty companies. Their reports indicate that a carried provision for unpaid loss and loss adjustment expenses anywhere between $1.3 million and $2.3 million for the Company at December 31, 2019 would fall within their reasonable range of estimation. This range does not present a forecast of future redundancy or deficiency since actual development of future paid losses related to the current provision for unpaid loss and loss adjustment expenses may be affected by many variables. The provision for unpaid loss and loss adjustment expenses recorded at December 31, 2019 represents our best estimate of the ultimate amounts that will be paid.

To the extent that the ultimate paid losses are higher or lower than the provision for unpaid loss and loss adjustment expenses recorded by the Company at December 31, 2019, the differences would be recorded in the Company’s consolidated statements of operations in the accounting periods in which they are determined. There can be no assurance that such differences would not be material.

Valuation of Fixed Maturities and Equity Investments
Our equity investments, including warrants, are recorded at fair value with changes in fair value recognized in net loss. Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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

•	reviewing the trading range of certain investments over the preceding calendar period;

•	assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;

•	assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and

•	assessing the Company's ability and intent to hold these investments at least until any investment impairment is recovered.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the years ended December 31, 2019 and December 31, 2018.
As a result of the analysis performed with respect to limited liability investments, the Company recorded write downs for other-than-temporary impairment of $0.1 million and zero for the years ended December 31, 2019 and December 31, 2018, respectively.
As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.1 million and $0.1 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.
We perform a quarterly analysis of our investments in private companies. The analysis includes some or all of the following procedures, as applicable:

•	the opinions of external investment and portfolio managers;

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

•	the financial condition and prospects of the investee;

•	recent operating trends and forecasted performance of the investee;

•	current market conditions in the geographic area or industry in which the investee operates;

•	changes in credit ratings; and

•	changes in the regulatory environment.

As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of $0.2 million and $1.0 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
At each reporting date, and more frequently when conditions warrant, management assesses its investment in investee for potential impairment. If management's assessment indicates that there is objective evidence of impairment, the investee is written down to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use. As a result of the analysis performed with respect to investment in investee, the Company recorded impairments of zero and $1.7 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in equity in net income (loss) of investee in the consolidated statements of operations. The Company fully disposed of its investment in investee during the fourth quarter of 2019.
Valuation of Limited Liability Investment, at Fair Value
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. The Company accounts for these investments at fair value with changes in fair value reported in the consolidated statements of operations.
The Company owns 0% and 26.7% of the outstanding units of 1347 Investors LLC ("1347 Investors") at December 31, 2019 and December 31, 2018, respectively. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs.
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
Refer to Note 27, "Fair Value of Financial Instruments," to the Consolidated Financial Statements for further information.
Valuation of Real Estate Investments
The fair value of real estate investments involves a combination of the market and income valuation techniques. Under this approach, a market-based capitalization rate is derived from comparable transactions, adjusted for any unique characteristics of each asset, and applied to the asset under consideration. The cap rates used during underwriting and subsequent valuations incorporate the consideration of risks of vacancy and collection loss, administrative costs of owning net leased assets and possible capital expenditures that could be determined a landlord expense.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

deferred income tax asset balances, including the Company's past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies.
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2019, the Company maintains a valuation allowance of $173.4 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
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
Valuation of Mandatorily Redeemable Preferred Stock
Mandatorily redeemable preferred stock is recorded at the time of issuance based upon the gross proceeds of the offering less (i) proceeds of the offering allocated to additional paid-in capital based upon the relative fair values of equity-classified warrants issued as part of the offering and the preferred stock without the warrants; (ii) proceeds of the offering allocated to additional paid-in capital based upon the calculation of a beneficial conversion feature; and (iii) costs of the offering allocated to the preferred stock. The discount to the carrying value of the preferred stock created by the allocation of proceeds to the warrants and a beneficial conversion feature and the allocation of offering costs to the preferred stock is accreted over time as dividend expense. Additional information regarding our mandatorily redeemable preferred stock is included in Note 23, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements.
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
Indefinite-lived intangible assets consist of a tenant relationship and trade names. Intangible assets with indefinite lives are assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, then a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair values of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair value of that intangible asset, an impairment is recorded.
No impairment charges were recorded against intangible assets in 2019 or 2018. Additional information regarding our intangible assets is included in Note 12, "Intangible Assets," to the Consolidated Financial Statements.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
No impairment charges were recorded against goodwill in 2019 or 2018, as the estimated fair values of the reporting units exceeded their respective carrying values. Additional information regarding our goodwill is included in Note 11, "Goodwill," to the Consolidated Financial Statements.
Deferred Acquisition Costs
Deferred acquisition costs represent the deferral of expenses that we incur related to successful efforts to acquire new business or renew existing business. Acquisition costs, primarily commissions and agency expenses related to issuing vehicle service agreements, are deferred and charged against income consistent with the pattern revenue is recognized. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset.
Fair Value Assumptions for Subordinated Debt Obligations
Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.
Fair Value Assumptions for Warrant Liability
As described in Note 16, "Debt," the Company issued the KWH Warrants on March 1, 2019. The KWH Warrants are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the warrant liability is estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value is reduced by the remaining debt associated with the KWH Loan to determine an implied equity value.
Revenue Recognition
Refer to Note 2, "Summary of Significant Accounting Policies," and Note 18, "Revenue from Contracts with Customers," to the Consolidated Financial Statements for information about our revenue recognition accounting policies.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the years ended December 31, 2019 and December 31, 2018 is presented in Table 1 below:
Table 1 Segment Operating Income for the Years Ended December 31, 2019 and December 31, 2018
For the years ended December 31 (in thousands of dollars)

	2019	2018	Change
Segment operating income
Extended Warranty	4,611	4,215	396
Leased Real Estate	2,761	2,485	276
Total segment operating income	7,372	6,700	672
Net investment income	2,905	2,957	(52)
Net realized gains (losses)	796	(17)	813
Gain on change in fair value of equity investments	561	381	180
Gain (loss) on change in fair value of limited liability investments, at fair value	4,475	(7,393)	11,868
Net change in unrealized loss on private company investments	(324)	(1,629)	1,305
Other-than-temporary impairment loss	(75)	—	(75)
Interest expense not allocated to segments	(8,991)	(7,407)	(1,584)
Other income and expenses not allocated to segments, net	(8,524)	(8,963)	439
Amortization of intangible assets	(2,548)	(2,376)	(172)
Gain (loss) on change in fair value of debt	1,052	(1,720)	2,772
Gain on disposal of subsidiary	—	17	(17)
Equity in net income (loss) of investee	169	(2,499)	2,668
Loss from continuing operations before income tax (benefit) expense	(3,132)	(21,949)	18,817
Income tax (benefit) expense	(363)	315	(678)
Loss from continuing operations	(2,769)	(22,264)	19,495
Income from discontinued operations, net of taxes	—	1,064	(1,064)
Loss on disposal of discontinued operations, net of taxes	(1,544)	(7,136)	5,592
Net loss	(4,313)	(28,336)	24,023
Loss from Continuing Operations, Net Loss and Diluted Loss per Share
For the year ended December 31, 2019, we incurred a loss from continuing operations of $2.8 million (loss of $0.25 per diluted share) compared to $22.3 million (loss of $1.13 per diluted share) for the year ended December 31, 2018. The loss from continuing operations for the year ended December 31, 2019 is primarily attributable to interest expense not allocated to segments, other income and expenses not allocated to segments, net and amortization of intangible assets, partially offset by net investment income, gain on change in fair value of limited liability investments, at fair value, gain on change in fair value of debt and operating income in Extended Warranty and Leased Real Estate.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Extended Warranty
The Extended Warranty service fee and commission income increased 20.4% (or $7.8 million) to $46.1 million for the year ended December 31, 2019 compared with $38.3 million for the year ended December 31, 2018. Service fee and commission income was impacted by the following in 2019:

•	The inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus service fee and commission income was $9.9 million for the year ended December 31, 2019.

•	An increase at IWS, primarily driven by an increase in policies-in-force; and

•
A decrease at Trinity due to net customer turnover and focusing on building the higher-margin warranty products, as well a decrease at PWSC due to net customer turnover and slower than anticipated introduction of new product offerings.

The Extended Warranty operating income was $4.6 million for the year ended December 31, 2019 compared with $4.2 million for the year ended December 31, 2018. The increase in operating income is primarily due to the inclusion of Geminus in 2019 following its acquisition effective March 1, 2019. Geminus operating income was $0.5 million for the year ended December 31, 2019.
Leased Real Estate
Leased Real Estate rental income was $13.4 million for the year ended December 31, 2019 compared to $13.4 million for the year ended December 31, 2018. The rental income is derived from CMC's long-term triple net lease. Leased Real Estate operating income was $2.8 million for the year ended December 31, 2019 compared to $2.5 million for the year ended December 31, 2018. The increase in operating income for the year ended December 31, 2019 is primarily due to decreased legal and interest expenses compared to the same period in 2018. Leased Real Estate recorded legal expense of $0.6 million and interest expense of $6.1 million for the year ended December 31, 2019 compared with legal expense of $0.7 million and interest expense of $6.2 million for the year ended December 31, 2018. See "Investments" section below for further discussion.
Net Investment Income
Net investment income was $2.9 million in 2019 compared to $3.0 million in 2018. The decrease in 2019 is primarily explained by less income from limited liability investments, at fair value, in 2019 compared to 2018, partially offset by interest income recognized on fixed maturities held at Geminus following its acquisition effective March 1, 2019.
Net Realized Gains (Losses)
The Company incurred net realized gains of $0.8 million in 2019 compared to net realized losses of $0.0 million in 2018. The net realized gains in 2019 resulted primarily from realized gains recognized by Argo Holdings.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.6 million in 2019 compared to $0.4 million in 2018. The gain on change in fair value of equity investments includes net realized losses of $0.2 million and net realized gains of $1.5 million on equity investments sold during 2019 and 2018, respectively, and unrealized gains of $0.7 million and unrealized losses of $1.1 million on equity investments held as of December 31, 2019 and December 31, 2018, respectively.
Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain on change in fair value of limited liability investments, at fair value was $4.5 million in 2019 compared to a loss of $7.4 million in 2018. The change from 2018 to 2019 is primarily explained by the difference between the $2.2 million fair value gain recorded during 2019 related to 1347 Investors compared to the $10.1 million fair value loss recorded during 2018 related to 1347 Investors.
The fair value of the Company’s investment in 1347 Investors is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock, which was $3.68 on December 31, 2018 and $3.78 on December 31, 2019. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly. As a result of this distribution, the Company no longer owns membership units in 1347 Investors.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The gain on change in fair value of limited liability investments, at fair value also includes increases in fair value of $3.0 million and $1.2 million related to Net Lease during 2019 and 2018, respectively, and a decrease in fair value of $0.7 million and an increase in fair value of $1.5 million related to Argo Holdings during 2019 and 2018, respectively.
See Note 28, "Related Parties," to the Consolidated Financial Statements, for further information about the dissolution of 1347 Investors.
Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was $0.3 million in 2019 compared to $1.6 million in 2018. The Company recorded decreases of $0.2 million and $0.6 million during 2019 and 2018, respectively, to adjust the fair values of certain investments in private companies for observable price changes. Also, as a result of the quarterly impairment analyses performed, the Company recorded impairments of $0.2 million and $1.0 million during 2019 and 2018, respectively, related to investments in private companies.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to limited liability investments of $0.1 million and zero for the years ended December 31, 2019 and December 31, 2018, respectively. There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the years ended December 31, 2019 and December 31, 2018.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2019 was $9.0 million compared to $7.4 million in 2018. The increase in 2019 is primarily reflective of the inclusion of $1.1 million of interest expense on the Company’s bank loan incurred as part of its acquisition of Geminus on March 1, 2019. The increase is also attributable to generally higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the year ended December 31, 2019 compared to the year ended December 31, 2018, as well as the compounding of interest on the Company’s subordinated debt while it is on interest deferral. With respect to the subordinated debt, during the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments was a net expense of $8.5 million in 2019 compared to $9.0 million in 2018. Included in other income and expenses not allocated to segments are expenses of $0.9 million and $1.8 million for Amigo for the years ended December 31, 2019 and December 31, 2018, respectively. Amigo was previously included in the Insurance Underwriting segment along with Mendota, Mendakota and MCC. As a consequence of classifying Mendota, Mendakota and MCC as discontinued operations, the remaining composition of the Insurance Underwriting segment no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented. The operating results of Amigo previously included in the Insurance Underwriting segment are now included in other income and expenses not allocated to segments, net.
Also included in other income and expenses not allocated to segments is stock-based compensation, net of forfeitures, of an expense of $1.2 million and a benefit of $1.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. The years ended December 31, 2019 and December 31, 2018 also included $0.1 million and $0.4 million, respectively, of payroll tax expense related to stock-based transactions. See Note 21, "Stock-Based Compensation," to the Consolidated Financial Statements, for further discussion.
The decrease from 2018 to 2019 in other income and expenses not allocated to segments also reflects lower general and administrative expense, primarily as a result of higher expenses incurred during 2018 associated with the Company’s acquisition of Geminus and its change in jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware effective December 31, 2018, which was partially offset by higher audit fees incurred related to completion of the Company’s audit of its 2018 financial statements.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $2.5 million in 2019 compared to $2.4 million in 2018. Amortization of intangible assets during 2019 includes $0.8 million related to the Company’s acquisition of Geminus on March 1, 2019, which more than offsets the $0.6 million decrease from 2018 to 2019 in amortization of intangibles related to the Company’s prior acquisitions.
Gain (Loss) on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $1.1 million in 2019 compared to a loss of $1.7 million in 2018. The gain for 2019 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. The loss for 2018 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model. See "Debt" section below for further information.
Gain on Disposal of Subsidiary
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC. As a result of the disposal, the Company recognized a gain of $0.0 million during the year ended December 31, 2018.
Equity in Net Income (Loss) of Investee
Equity in net income (loss) of investee represents the Company's investment in Itasca Capital Ltd. ("ICL"). During the fourth quarter of 2019, the Company sold its investment in the common stock of ICL. Equity in net income of investee was $0.2 million in 2019, which includes a $0.1 million gain on sale of shares during 2019 and $0.1 million of equity in net income of investee. Equity in net loss of investee was $2.5 million in 2018, which includes a $1.7 million other than temporary impairment, $0.3 million loss on sale of shares during 2018 and $0.5 million of equity in net loss of investee. See Note 8, "Investment in Investee," to the Consolidated Financial Statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for 2019 was $0.4 million compared to income tax expense of $0.3 million in 2018. The 2019 income tax benefit is primarily related to (1) a partial release of the Company’s deferred income tax valuation allowance related to its acquisition of Geminus, (2) the change in unrecognized tax benefits, (3) the change in indefinite life intangible deferred income tax liabilities and (4) state income taxes.
The 2018 income tax expense is primarily related to (1) the change in unrecognized tax benefits, (2) the change in indefinite life intangible deferred income tax liabilities and (3) state income taxes.
The Company is subject to the provisions of Accounting Standards Codification 740-10, Income Taxes, which requires that the effect on deferred tax income assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provided that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements.
Pursuant to SAB 118, in the fourth quarter of 2017, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. In 2019 and 2018, the Company recorded an additional tax benefit of $0.2 million and $0.1 million, respectively, for the income tax effects of the Tax Act on its deferred income taxes.
See Note 19, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax (benefit) expense recorded for the years ended December 31, 2019 and December 31, 2018, respectively.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

INVESTMENTS
Portfolio Composition
The following is an overview of how we account for our various investments:

•	Investments in fixed maturities are classified as available-for-sale and are reported at fair value.

•	Equity investments are reported at fair value.

•
Limited liability investments are accounted for under the equity method of accounting. The most recently available financial statements of the limited liability investments are used in applying the equity method. The difference between the end of the reporting period of the limited liability investments and that of the Company is no more than three months.

•
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC as well as the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings.

•
Investments in private companies consist of: convertible preferred stocks and notes in privately owned companies; and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments.

•	Real estate investments are reported at fair value.

•	Other investments include collateral loans and are reported at their unpaid principal balance.

•	Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.

At December 31, 2019, we held cash and cash equivalents, restricted cash and investments with a carrying value of $97.1 million.
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

Type of investment	2019	% of Total	2018	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,316	13.7%	5,547	6.1%
States, municipalities and political subdivisions	600	0.6%	607	0.6%
Mortgage-backed	2,939	3.0%	3,186	3.5%
Corporate	5,340	5.5%	2,920	3.2%
Total fixed maturities	22,195	22.8%	12,260	13.4%
Equity investments:
Common stock	2,406	2.5%	801	0.9%
Warrants	15	—%	55	—%
Total equity investments	2,421	2.5%	856	0.9%
Limited liability investments	3,841	4.0%	4,790	5.2%
Limited liability investments, at fair value	29,078	30.0%	26,015	28.4%
Investments in private companies	2,035	2.1%	3,090	3.4%
Real estate investments	10,662	11.0%	10,662	11.7%
Other investments	1,009	1.0%	2,079	2.3%
Short-term investments	155	0.2%	152	0.2%
Total investments	71,396	73.6%	59,904	65.5%
Cash and cash equivalents	13,478	13.9%	14,619	16.0%
Restricted cash	12,183	12.5%	16,959	18.5%
Total	97,057	100.0%	91,482	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the years ended December 31, 2019 and December 31, 2018.
As a result of the analysis performed with respect to limited liability investments, the Company recorded write downs for other-than-temporary impairment of $0.1 million and zero for the years ended December 31, 2019 and December 31, 2018, respectively.
As a result of the analysis performed with respect to limited liability investments, at fair value, the Company recorded impairments of $0.1 million and $0.1 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.
As a result of the analysis performed with respect to investments in private companies, the Company recorded impairments of $0.2 million and $1.0 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell a fixed maturity investment at a loss.
At December 31, 2019 and December 31, 2018, the gross unrealized losses for fixed maturities amounted to $0.0 million and $0.2 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2019 and December 31, 2018, all unrealized losses on individual investments were considered temporary.
Impact of COVID-19 on Investments
As discussed in Note 32, "Subsequent Events" to the Consolidated Financial Statements, in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

As part of the Company’s March 31, 2020 quarterly impairment analysis of its investments in private companies, the Company determined that it should write-down one of its investments by 90%, or $0.7 million, for other-than-temporary impairment as a result of the impacts of COVID-19 on the investment's underlying business. The Company continues to assess the impact that the COVID-19 pandemic may have on the value of its various investments, which could result in future material decreases in the underlying investment values. Such decreases may be considered temporary or could be deemed to be other-than-temporary, and management may be required to record write-downs of the related investments in future reporting periods.

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
TABLE 3    Provision for unpaid loss and loss adjustment expenses - gross
As of December 31 (in thousands of dollars)

Line of Business	2019	2018
Non-standard automobile	475	686
Commercial automobile	73	794
Other	1,226	593
Total	1,774	2,073
TABLE 4    Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
As of December 31 (in thousands of dollars)

Line of Business	2019	2018
Non-standard automobile	475	686
Commercial automobile	73	794
Other	1,226	593
Total	1,774	2,073
Non-Standard Automobile
At December 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.5 million and $0.7 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Commercial Automobile
At December 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.1 million and $0.8 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Other
At December 31, 2019 and December 31, 2018, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.2 million and $0.6 million, respectively. The increase is due to unfavorable development in unpaid loss adjustment expenses at Amigo, partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re. Amigo recorded $0.9 million of unfavorable development during the year ended December 31, 2019 related to the re-estimation of potential loss and loss adjustment expenses for three construction defect claims following a court-ordered mediation.  Kingsway Re recorded $0.2 million of favorable development during the year ended December 31, 2019 related to the release of the provision for unpaid loss and loss adjustment expenses associated with closing its last remaining open claim.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
For the years ended December 31 (in thousands of dollars)

	2019	2018
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	711	1,631
The net movements in prior years' provisions for loss and loss adjustment expenses, net of reinsurance, was an increase of $0.7 million and $1.6 million, respectively, for the years ended December 31, 2019 and December 31, 2018. The unfavorable development in 2019 and 2018 was primarily related to an increase in unpaid loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development in 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.  Original estimates are increased or decreased as additional information becomes known regarding individual claims.
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
On March 1, 2019, the Company borrowed a principal amount of $10.0 million from a bank to finance its acquisition of Geminus (the "KWH Loan"). The KWH Loan matures on March 1, 2024 and has an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25%. The KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. See Note 16, "Debt," to the Consolidated Financial Statements for further details.
The KWH Loan contains a number of covenants, including, but not limited to, minimum adjusted EBITDA, a leverage ratio and fixed charge ratio, all of which are as defined in and calculated pursuant to the KWH Loan that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

Notes Payable
As part of its acquisition of CMC in July 2016, the Company assumed the Mortgage and recorded the Mortgage at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheets at its unpaid principal balance. Net Lease is exploring alternatives given that the Net Lease Note matures later this year and has commenced discussions with various parties. The Net Lease Note is non-recourse and, as such, the Company’s cash flows would not be significantly impacted should the Net Lease Note come due on November 1, 2020. However, such a situation could have a material adverse impact on the value of the Net Lease investment.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2019, deferred interest payable of $8.9 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At December 31, 2019, the carrying value of the subordinated debt is $54.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 27, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

During the year ended December 31, 2019, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. An increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2019, along with the passage of time, contributed to the $4.6 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and December 31, 2019.
Of the $4.6 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and December 31, 2019, $5.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.1 million is reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption, a cumulative $40.5 million change in fair value of subordinated debt attributable to instrument-specific credit risk was reclassified from accumulated deficit to accumulated other comprehensive income (loss) as of January 1, 2018. As long as the Company repays its subordinated debt at maturity, it can be expected that this $40.5 million reclassification will reverse without being reported in the Company’s consolidated

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

statements of operations. Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third-party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

For a description of each of the Company's six subsidiary trusts, see Note 16, "Debt," to the Consolidated Financial Statements.

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the years ended December 31, 2018 and December 31, 2019.  Due to the delay in filing its 2018 and 2019 Annual Reports, the Company has been unable to meet these obligations, the failure of which could be declared events of default under the respective indentures.  As of the date of the filing of its 2019 Annual Report, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2018 and 2019 Annual Reports, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the years ended December 31, 2018 and December 31, 2019.

Paycheck Protection Program
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven.
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
Cash Flows from Continuing Operations
During 2019, the Company reported on the consolidated statements of cash flows $0.8 million of net cash used in operating activities from continuing operations. The reconciliation between the Company's reported net loss of $4.3 million and the $0.8 million of net cash used in operating activities from continuing operations can be explained primarily by the $6.9 million non-cash depreciation and amortization expense and the $9.6 million change in other assets and liabilities, net, offset by the $4.5 million increase in other receivables, the $4.5 million gain on change in fair value of limited liability investments, at fair value, the $1.4 million increase in deferred service fees and the $1.7 million increase in deferred acquisition costs.
During 2019, the net cash used in investing activities from continuing operations as reported on the consolidated statements of cash flows was $6.5 million. This use of cash was driven primarily by $4.9 million for acquisition of business, net of cash acquired and by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities and proceeds related to other investments.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

During 2019, the net cash provided by financing activities from continuing operations as reported on the consolidated statements of cash flows was $1.3 million. This source of cash is primarily attributed to $9.0 million of net bank loan proceeds offset by principal repayments of $3.9 million on bank loans and principal repayments of $3.8 million on notes payable.
In summary, as reported on the consolidated statements of cash flows, the Company's net decrease in cash and cash equivalents and restricted cash from continuing operations during 2019 was $5.9 million.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2019, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.
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
On March 1, 2019, the Company closed on the acquisition of Geminus, a specialty, full-service provider of vehicle service agreements and other finance and insurance products offered through its subsidiaries, Penn and Prime. Geminus, Penn and Prime are included in Extended Warranty. Related to the Geminus acquisition, the Company secured the KWH Loan. IWS, Trinity, Geminus, Penn and Prime are borrowers under the KWH Loan. Pursuant to satisfying the covenants under the KWH Loan, IWS, Trinity, Geminus, Penn and Prime are permitted to make distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period.

Separately, pursuant to covenants under the PWSC Loan secured to partially finance the acquisition of PWSC on October 12, 2017, PWSC was not permitted to make distributions to the holding company without the consent of the lender. The PWSC Loan was scheduled to mature on October 12, 2022; however, the remaining principal totaling $0.3 million was fully repaid on January 30, 2020 and, as such, PWSC is no longer subject to such restrictions.

Dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company. The Company executed a lease amendment in 2017 whereby the tenant will pay an aggregate $25.0 million of additional rental income through May 2034, the remaining term of the lease (the "Lease Amendment"). Because of the Lease Amendment, CMC may be in a position to distribute to the Company some of the cash received from the additional rental income. Any material cash flow to the Company, however, to help the Company meet its holding company obligations remains likely to occur only upon the occurrence of one of the three events described in the next paragraph that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.

Pursuant to the terms of the management services agreement entered into at the closing of the acquisition of CMC, an affiliate of the seller (the "Service Provider") will provide certain services to CMC and its subsidiaries in exchange for service fees. Such services (collectively, the "Services") will include (i) causing an affiliate of the Service Provider to guaranty certain obligations of the Property Owner (pursuant to an Indemnity and Guaranty Agreement between such affiliate and the holder of the Mortgage (the "Mortgagor")), (ii) providing certain individuals to serve as members of the board of directors and/or certain executive officers of CMC and/or its subsidiaries and (iii) providing asset management services with respect to the Real Property. In exchange for the Services, the Property Owner will pay certain fees to the Service Provider. The payment of such service fees may be triggered by (i) a sale of the Real Property, (ii) a restructuring of the lease to which the Real Property is subject or (iii) a refinancing or restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event). The Company has concluded the Lease Amendment has not triggered the payment of service fees to the Service Provider. See Note 29, "Commitments and Contingent Liabilities," to the consolidated financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.3 million and $1.9 million at December 31, 2019 and December 31, 2018, respectively. These amounts are reflected in the cash and cash equivalents of $13.5 million and $14.6 million reported at December 31, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company's Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $2.3 million at December 31, 2019 represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of the Company’s 2019 Annual Report, the holding company’s liquidity of $1.7 million represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity at December 31, 2019 and as of the filing date of the Company’s 2019 Annual Report represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of the Company’s 2019 Annual Report, they do represent future sources of liquidity.
As of March 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.4 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2019, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2019, Amigo's RBC was 1,023%.

Kingsway Re, our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2019, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.
New York Stock Exchange Listing Standards
On April 17, 2020, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's noncompliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway is below the NYSE's continued listing criteria because its average total market capitalization over a recent 30 consecutive trading day period was less than $50.0 million at the same time that reported shareholders' equity was below $50.0 million. Under the NYSE's continued listing criteria, a NYSE-listed company must maintain average market capitalization of not less than $50.0 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50.0 million.
The Company had 90 days from the date of the notice to submit a business plan to the NYSE demonstrating its ability to achieve compliance with the listing standards within 18 months of receiving the notice. The Company submitted a business plan to the NYSE on June 1, 2020, intended to demonstrate its ability to achieve compliance with the listing standards within 18 months of receiving the notice. On July 9, 2020, the NYSE notified us that our plan has been accepted. There can be no assurances that the Company will maintain compliance with the plan. If we are unable to comply with the plan or we are unable to meet the continued listing standard by December 26, 2021, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.
CONTRACTUAL OBLIGATIONS

Table 6 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt, the provision for unpaid loss and loss adjustment expenses and future minimum payments under operating leases. Interest payments in Table 6 related to the subordinated debt and KWH Loan assume LIBOR remains constant throughout the projection period.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

TABLE 6 Cash payments related to contractual obligations projected by period
As of December 31, 2019 (in thousands of dollars)

	2020	2021	2022	2023	2024	Thereafter	Total
Bank loans	937	500	500	500	7,625	—	10,062
Notes payable	13,164	4,582	5,023	5,489	5,979	151,918	186,155
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	9,115	8,026	7,770	36,152	10,601	78,923	150,587
Unpaid loss and loss adjustment expenses	998	653	87	30	6	—	1,774
Future minimum lease payments	748	818	834	628	554	546	4,128
Total	24,962	14,579	14,214	42,799	24,765	321,887	443,206
Table 6 above does not reflect amounts that may be paid for the redemption of the 222,876 shares of Class A preferred stock ("Preferred Shares") outstanding at December 31, 2019. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021 (the "Redemption Date"). On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the Redemption Date. During the first quarter of 2020, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holder. As of March 31, 2020, there are 182,876 shares of the Company’s Preferred Shares, issued and outstanding. The total redemption amount of the Preferred Shares as of the Redemption Date if the Preferred Shares are not converted is expected to be $6.7 million. The timing and amount of cash, if any, to be paid by the Redemption Date will be based upon the extent, if at all, that the Company exercises its right to redeem any Preferred Shares prior to the Redemption Date or the holders of the Preferred Shares exercise their option to convert any of the Preferred Shares to common shares.
Refer to Note 23, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements for further information regarding the Preferred Shares.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 29, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.

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

Table 7 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents and restricted cash, at December 31, 2019 and December 31, 2018.
TABLE 7 Fair value of fixed maturities by contractual maturity date
As of December 31 (in thousands of dollars, except for percentages)

	2019	% of Total	2018	% of Total
Due in less than one year	7,011	31.6%	5,445	44.4%
Due in one through five years	13,554	61.1%	5,233	42.7%
Due after five through ten years	672	3.0%	210	1.7%
Due after ten years	958	4.3%	1,372	11.2%
Total	22,195	100.0%	12,260	100.0%
At December 31, 2019, 92.7% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 8 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at December 31, 2019 and December 31, 2018.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 8 Sensitivity analysis on fixed maturities
As of December 31 (in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of December 31, 2019
Estimated fair value	$22,494	$22,195	$21,896
Estimated increase (decrease) in fair value	$299	$—	$(299)

As of December 31, 2018
Estimated fair value	$12,436	$12,260	$12,084
Estimated increase (decrease) in fair value	$176	$—	$(176)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of December 31, 2019, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 9 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at December 31, 2019 and December 31, 2018 by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with approximately 99.1% of those investments rated 'A' or better at December 31, 2019.
TABLE 9 Credit ratings of fixed maturities
As of December 31 (ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	2019	2018
AAA/Aaa	73.7%	72.0%
AA/Aa	22.9	16.1
A/A	2.5	10.9
Percentage rated A/A2 or better	99.1%	99.0%
BBB/Baa	0.9	1.0
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 8. Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kingsway Financial Services Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2020.

Denver, CO
July 10, 2020

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

/s/ RSM US LLP

We served as the Company's auditor from 2019 to 2020.

Chicago, Illinois
February 27, 2020

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $22,136 and $12,432, respectively)	$22,195	$12,260
Equity investments, at fair value (cost of $2,895 and $2,274, respectively)	2,421	856
Limited liability investments	3,841	4,790
Limited liability investments, at fair value	29,078	26,015
Investments in private companies, at adjusted cost	2,035	3,090
Real estate investments, at fair value (cost of $10,225 and 10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	1,009	2,079
Short-term investments, at cost which approximates fair value	155	152
Total investments	71,396	59,904
Cash and cash equivalents	13,478	14,619
Restricted cash	12,183	16,959
Investment in investee	—	951
Accrued investment income	562	420
Service fee receivable, net of allowance for doubtful accounts of $634 and $191, respectively	3,400	3,434
Other receivables, net of allowance for doubtful accounts of $201 and $184, respectively	14,013	9,523
Deferred acquisition costs, net	8,604	6,904
Property and equipment, net of accumulated depreciation of $20,503 and $15,958, respectively	99,064	103,142
Right-of-use asset	3,327	—
Goodwill	82,104	74,659
Intangible assets, net of accumulated amortization of $13,142 and $10,594, respectively	86,424	83,266
Other assets	5,068	4,459
Total Assets	$399,623	$378,240
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$26,993	$14,786
Income taxes payable	2,758	2,400
Deferred service fees	56,252	47,130
Unpaid loss and loss adjustment expenses	1,774	2,073
Bank loans	9,240	3,917
Notes payable	194,634	199,316
Subordinated debt, at fair value	54,655	50,023
Lease liability	3,529	—
Net deferred income tax liabilities	29,015	28,537
Total Liabilities	378,850	348,182

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at December 31, 2019 and December 31, 2018, respectively; 222,876 and 222,876 issued and outstanding at December 31, 2019 and December 31, 2018, respectively; redemption amount of $7,696 and $7,278 at December 31, 2019 and December 31, 2018, respectively	6,819	5,800

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at December 31, 2019 and December 31, 2018, respectively; 21,866,959 and 21,787,728 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	354,101	353,890
Treasury stock, at cost; 247,450 and zero outstanding at December 31, 2019 and December 31, 2018, respectively	(492)	—
Accumulated deficit	(388,082)	(382,196)
Accumulated other comprehensive income	35,347	40,768
Shareholders' equity attributable to common shareholders	874	12,462
Noncontrolling interests in consolidated subsidiaries	13,080	11,796
Total Shareholders' Equity	13,954	24,258
Total Liabilities, Class A preferred stock and Shareholders' Equity	$399,623	$378,240
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2019	2018
Revenues:
Service fee and commission income	$46,111	$38,286
Rental income	13,365	13,376
Other income	472	416
Total revenues	59,948	52,078
Operating expenses:
Claims authorized on vehicle service agreements	9,141	5,711
Loss and loss adjustment expenses	711	1,631
Commissions	4,477	3,756
Cost of services sold	4,701	7,370
General and administrative expenses	36,261	29,732
Leased real estate segment interest expense	6,066	6,171
Total operating expenses	61,357	54,371
Operating loss	(1,409)	(2,293)
Other revenues (expenses), net:
Net investment income	2,905	2,957
Net realized gains (losses)	796	(17)
Gain on change in fair value of equity investments	561	381
Gain (loss) on change in fair value of limited liability investments, at fair value	4,475	(7,393)
Net change in unrealized loss on private company investments	(324)	(1,629)
Other-than-temporary impairment loss	(75)	—
Non-operating other income	257	30
Interest expense not allocated to segments	(8,991)	(7,407)
Amortization of intangible assets	(2,548)	(2,376)
Gain (loss) on change in fair value of debt	1,052	(1,720)
Gain on disposal of subsidiary	—	17
Equity in net income (loss) of investee	169	(2,499)
Total other expenses, net	(1,723)	(19,656)
Loss from continuing operations before income tax (benefit) expense	(3,132)	(21,949)
Income tax (benefit) expense	(363)	315
Loss from continuing operations	(2,769)	(22,264)
Income from discontinued operations, net of taxes	—	1,064
Loss on disposal of discontinued operations, net of taxes	(1,544)	(7,136)
Net loss	(4,313)	(28,336)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	1,573	1,765
Less: dividends on preferred stock, net of tax	1,019	620
Net loss attributable to common shareholders	$(6,905)	$(30,721)
Loss per share - continuing operations:
Basic:	$(0.25)	$(1.13)
Diluted:	$(0.25)	$(1.13)
Loss per share - discontinued operations:
Basic:	$(0.07)	$(0.28)
Diluted:	$(0.07)	$(0.28)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.32)	$(1.41)
Diluted:	$(0.32)	$(1.41)
Weighted average shares outstanding (in ‘000s):
Basic:	21,860	21,728
Diluted:	21,860	21,728

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2019	2018

Net loss	$(4,313)	$(28,336)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	259	12
Reclassification adjustment for amounts included in net loss	(28)	(18)
Unrealized gains removed due to disposal of discontinued operations	—	371
Change in fair value of debt attributable to instrument-specific credit risk	(5,685)	3,804
Equity in other comprehensive income (loss) of limited liability investment	45	(45)
Other comprehensive (loss) income	(5,409)	4,124
Comprehensive loss	$(9,722)	$(24,212)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	1,585	1,764
Comprehensive loss attributable to common shareholders	$(11,307)	$(25,976)
(1) Net of income tax (benefit) expense of $0 and $0 in 2019 and 2018, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2017	21,708,190	$—	$356,171	$—	$(310,953)	$(3,852)	$41,366	$9,361	$50,727
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	(647)	—	(647)	(7)	(654)
Cumulative effect of adoption of ASU 2016-01	—	—	—	—	(40,495)	40,495	—	—	—
Balance at January 1, 2018, as adjusted	21,708,190	$—	$356,171	$—	$(352,095)	$36,643	$40,719	$9,354	$50,073
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,538	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(30,101)	—	(30,101)	1,765	(28,336)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	678	678
Preferred stock dividends, net of tax	—	—	(620)	—	—	—	(620)	—	(620)
Other comprehensive income (loss)	—	—	—	—	—	4,125	4,125	(1)	4,124
Stock-based compensation, net of forfeitures	—	—	(1,661)	—	—	—	(1,661)	—	(1,661)
Balance, December 31, 2018	21,787,728	$—	$353,890	$—	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(5,886)	—	(5,886)	1,573	(4,313)
Preferred stock dividends	—	—	(1,019)	—	—	—	(1,019)	—	(1,019)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(301)	(301)
Repurchase of common stock				(492)			(492)	—	(492)
Other comprehensive (loss) income	—	—	—	—	—	(5,421)	(5,421)	12	(5,409)
Stock-based compensation, net of forfeitures	—	—	1,230	—	—	—	1,230	—	1,230
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities:
Net loss	$(4,313)	$(28,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of taxes	—	(1,064)
Loss on disposal of discontinued operations, net of taxes	1,544	7,136
Equity in net (income) loss in investee	(169)	2,499
Dividend received from investee	—	780
Equity in net income of limited liability investments	(36)	(241)
Depreciation and amortization expense	6,917	6,711
Stock based compensation expense (benefit), net of forfeitures	1,230	(1,661)
Net realized (gains) losses	(796)	17
Gain on change in fair value of equity investments	(561)	(381)
(Gain) loss on change in fair value of limited liability investments, at fair value	(4,475)	7,393
Net change in unrealized loss on private company investments	324	1,629
(Gain) loss on change in fair value of debt	(1,052)	1,720
Deferred income taxes, adjusted for Geminus liabilities assumed	(785)	(226)
Other-than-temporary impairment loss	75	—
Amortization of fixed maturities premiums and discounts	8	57
Amortization of note payable premium	(915)	(939)
Gain on disposal of subsidiary	—	(17)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired	547	997
Other receivables, net, adjusted for Geminus assets acquired	(4,478)	(2,276)
Deferred acquisition costs, net	(1,700)	(579)
Unpaid loss and loss adjustment expense	(299)	744
Deferred service fees, adjusted for Geminus liabilities assumed	(1,442)	6,017
Other, net, adjusted for Geminus assets acquired and liabilities assumed	9,617	(2,745)
Cash used in operating activities - continuing operations	(759)	(2,765)
Cash used in operating activities - discontinued operations	—	(7,378)
Net cash used in operating activities	(759)	(10,143)
Investing activities:
Proceeds from sales and maturities of fixed maturities	12,742	7,019
Proceeds from sales of equity investments	1,355	5,094
Purchases of fixed maturities	(18,075)	(4,790)
Purchases of equity investments	—	(1,211)
Net proceeds from limited liability investments	355	3,470
Purchases of limited liability investments, at fair value	(118)	(1,580)
Net proceeds from investments in private companies	824	—
Net proceeds from other investments	1,121	1,642
Net purchases of short-term investments	49	(1)
Proceeds from sale of investee	395	1,001
Proceeds from disposal of subsidiary	—	565
Net proceeds from sale of discontinued operations	—	6,343
Acquisition of business, net of cash acquired	(4,902)	—
Net disposals of property and equipment, adjusted for Geminus assets acquired	(212)	519
Cash (used in) provided by investing activities - continuing operations	(6,466)	18,071
Cash provided by investing activities - discontinued operations	—	1,977
Net cash (used in) provided by investing activities	(6,466)	20,048
Financing activities:
Contributions from noncontolling interest holders	—	678
Taxes paid related to net share settlements of restricted stock awards	(89)	(376)
Principal proceeds from bank loan, net of debt issuance costs of $981	9,019	—
Principal payments on bank loans	(3,855)	(1,000)
Principal payments on notes payable	(3,767)	(3,392)
Cash provided by (used in) financing activities - continuing operations	1,308	(4,090)
Cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,308	(4,090)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(5,917)	11,216
Cash and cash equivalents and restricted cash at beginning of period	31,578	43,874
Less: cash and cash equivalents and restricted cash of discontinued operations at beginning of period	—	23,512
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	31,578	20,362
Cash and cash equivalents and restricted cash of continuing operations at end of period	$25,661	$31,578

KINGSWAY FINANCIAL SERVICES INC.

	Years ended December 31,
	2019	2018
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$8,481	$11,369
Income taxes	$138	$381
Non-cash investing and financing activities:
Treasury stock acquired as partial consideration for the sale of ICL common stock	$(492)	$—
Equity investments in Limbach received in connection with the liquidation of 1347 Investors	$1,725	$—
Accrued dividends on Class A preferred stock issued	$246	$620

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
The accompanying information in the 2019 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
Subsidiaries
The Company's consolidated financial statements include the assets, liabilities, shareholders' equity, revenues, expenses and cash flows of the holding company and its subsidiaries and have been prepared in accordance with U.S. GAAP. A subsidiary is an entity controlled, directly or indirectly, through ownership of more than 50% of the outstanding voting rights, or where the Company has the power to govern the financial and operating policies so as to obtain benefits from its activities. Assessment of control is based on the substance of the relationship between the Company and the entity and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. The operating results of subsidiaries that have been disposed are included up to the date control ceased, and any difference between the fair value of the consideration received and the carrying value of a subsidiary that has been disposed is recognized in the consolidated statements of operations. All intercompany balances and transactions are eliminated in full.
The consolidated financial statements are prepared as of December 31, 2019 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway. The consolidated financial statements include the following subsidiaries, all of which are owned directly or indirectly: 1347 Advisors LLC; Argo Holdings Fund I, LLC ("Argo Holdings"); Argo Management Group, LLC ("Argo Management"); CMC Acquisition LLC; CMC Industries, Inc. ("CMC"); Flower Portfolio 001, LLC ("Flower"); Geminus Holding Company, Inc. ("Geminus"); Geminus Reinsurance Company, Ltd.; IWS Acquisition Corporation ("IWS"); Kingsway America II Inc.; Kingsway America Inc. ("KAI"); Kingsway Amigo Insurance Company ("Amigo"); Kingsway General Insurance Company; Kingsway LGIC Holdings, LLC; Kingsway Reinsurance Corporation ("Kingsway Re"); Kingsway Warranty Holdings LLC ("KWH"); Net Lease Investment Grade Portfolio LLC ("Net Lease"); Prime Auto Care Inc. ("Prime"); Professional Warranty Service Corporation ("PWSC"); Professional Warranty Services LLC; Texas Rail Terminal LLC; The Penn Warranty Corporation ("Penn"); Trinity Warranty Solutions LLC ("Trinity"); and TRT LeaseCo, LLC ("TRT LeaseCo").
Argo Holdings, Flower and Net Lease meet the definition of an investment company and follow the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Noncontrolling interests
The Company has noncontrolling interests attributable to Argo Holdings, CMC, IWS and Net Lease. The Company previously had a noncontrolling interest attributable to DPM SPV, LLC ("DPM") prior to its dissolution during the second quarter of 2019. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary. A noncontrolling interest is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

(b)	Use of estimates:
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for warrant liability; and revenue recognition.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Equity investments include common stocks and warrants and are reported at fair value. Changes in fair value of equity investments are recognized in net loss.
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
Limited liability investments, at fair value represent the Company's investment in 1347 Investors LLC ("1347 Investors") as well as the underlying investments of Net Lease and Argo Holdings. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. The Company accounts for these investments at fair value with changes in fair value reported in the consolidated statements of operations. Income or loss from limited liability investments, at fair value is included in gain (loss) on change in fair value of limited liability investments, at fair value.
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
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized gains (losses).
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
At December 31, 2018, investment in investee includes the Company's investment in the common stock of Itasca Capital Ltd. ("ICL"). This investment is reported as investment in investee in the consolidated balance sheets and accounted for under the equity method of accounting, with the Company's share of income (loss) and other comprehensive income (loss) of the investee reported in the corresponding lines in the consolidated statements of operations and consolidated statements of comprehensive loss, respectively. Under the equity method of accounting, an investment in investee is initially recognized at cost and adjusted thereafter for the post-acquisition change in the Company's share of net assets of the investee. Distributions received are classified using the cumulative earnings approach.

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
The investment in investee included the Company's investment in the common stock of ICL, which was sold during the fourth quarter of 2019. Refer to Note 8, "Investment in Investee," for further information.

(h)	Service fee receivable:
Service fee receivable includes balances due and uncollected from customers. Service fee receivable is reported net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is determined based on periodic evaluations of aged receivables, historical business data, management’s experience and current economic conditions.

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
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be forty years for buildings; five to fifty years for site improvements; four to fifteen years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
The Company's bank loans are reported at their unpaid principal balance.
The Company has notes payable at Flower, Net Lease and CMC. The Flower and Net Lease notes payable balances are reported at their unpaid principal balance. The CMC note payable is reported at amortized cost. The CMC note payable includes a premium that is being amortized through the maturity date of the note payable using the effective interest rate method.
The Company's subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income.

(o)	Income taxes:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(p)	Leases:
Effective January 1, 2019 the Company records a right of use asset and lease liability for all leases in which the estimated term exceeds twelve months. Refer to Note 3, "Recently Issued Accounting Standards," and Note 17, "Leases," for information regarding the adoption of Accounting Standards Update 2016-02, Leases.

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

(q)	Revenue recognition:
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
Vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied. Vehicle service agreement fees are initially recorded as deferred service fees. On a quarterly basis, the Company compares the remaining deferred service fees balance to the estimated amount of expected future claims under the vehicle service agreement contracts and adjusts deferred service fees to reflect the progress to date and recognizes the related revenue earned. The Company also records an additional accrual, if necessary, when the deferred service fees balance is less than expected future claims costs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
Contingent revenue
The terms of the sale of one of the Company's subsidiaries includes potential receipt by the Company of future earnout payments. The gain related to the earnout payments is recorded when the consideration is determined to be realizable and is reported in the consolidated statements of operations as loss on disposal of discontinued operations, net of taxes.
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

(s)	Stock-based compensation:
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

(u)	Holding company liquidity:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. There can be no assurance as to the timing of the occurrence, or the resulting outcome, from one of these events.
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and KAI, was $2.3 million and $1.9 million at December 31, 2019 and December 31, 2018, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately four months of operating cash outflows. These amounts are reflected in the cash and cash equivalents of $13.5 million and $14.6 million reported at December 31, 2019 and December 31, 2018, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate segments.
As of March 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.4 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included within operating activities in the statement of cash flows. The accounting treatment for lessors will remain relatively unchanged. The Company adopted ASU 2016-02 using the modified retrospective transition method and did not restate comparative periods.

The adoption of ASU 2016-02 had no impact on the Company's shareholders' equity as of January 1, 2019, but resulted in a significant effect on the balance sheet as the Company recorded a right-of-use asset of $2.7 million; a corresponding lease liability of $2.9 million; and a reversal of December 31, 2018 accrued rent expense of $0.2 million. Refer to Note 17, "Leases," for further information regarding the adoption of ASU 2016-02.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)    Accounting Standards Not Yet Adopted:
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, per ASU 2019-10 the Company would adopt ASU 2016-13 beginning January 1, 2023, as the Company is considered to be a smaller reporting company. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). Among other things, ASU 2018-17 changes how all entities that apply the variable interest entity ("VIE") guidance evaluate decision making fees. Under ASU 2018-17, when an entity determines whether a decision-making fee is a variable interest, it considers indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. The new approach is consistent with how indirect interests held by related parties under common control are evaluated when determining whether a reporting entity is the primary beneficiary of a VIE. ASU 2018-17 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2018-17 will not have an impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related, the effect of adoption will not have a material impact on the Company's consolidated financial statements.

NOTE 4 ACQUISITION
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus for cash consideration of $8.4 million, comprised of $7.7 million of cash and an installment payable to the seller of $0.7 million due February 15, 2020. The payable to seller was paid in full by February 15, 2020. At December 31, 2019, the balance of the payable to seller was $0.1 million.
As further discussed in Note 26, "Segmented Information," Geminus is included in the Extended Warranty segment. Geminus is a specialty, full-service provider of vehicle service agreements and other finance and insurance products to used car buyers around the country. Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and administering these products on high-mileage used cars through its subsidiaries, Penn and Prime, since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
During the years ended December 31, 2019 and December 31, 2018, the Company incurred acquisition-related expenses of $0.0 million and $0.5 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.
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
The consolidated statements of operations include the earnings of Geminus from the date of acquisition. From the date of acquisition through December 31, 2019, Geminus earned revenue of $9.9 million and net income of $0.6 million. The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2019 and December 31, 2018 as if Geminus had been acquired on January 1, 2018. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred on January 1, 2018 or project our results of operations as of any future date or for any future period, as applicable.

(in thousands, except per share data)	Years ended December 31,
	2019	2018
Revenues	$61,912	$63,749
Loss from continuing operations attributable to common shareholders	$(6,511)	$(25,928)
Basic loss per share - continuing operations	$(0.30)	$(1.19)
Diluted loss per share - continuing operations	$(0.30)	$(1.19)

NOTE 5 DISPOSAL AND DISCONTINUED OPERATIONS
(a)     Disposal
On June 1, 2018, the Company disposed of its subsidiary, Itasca Real Estate Investors, LLC ("Itasca Real Estate"). As a result of the disposal, the Company recognized a gain of $0.0 million during the year ended December 31, 2018. The earnings of Itasca Real Estate are included in the consolidated statements of operations through the June 1, 2018 disposal date.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(b)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of $1.5 million and $8.5 million for the years ended December 31, 2019 and December 31, 2018, respectively.

The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net of expenses, the Company recorded a loss of $1.5 million related to the settlement of the remaining specified claim, which is reported as loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2019. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.

Assigned Risk Solutions Ltd.:
On April 1, 2015, the Company closed on the sale of its subsidiary, Assigned Risk Solutions Ltd. ("ARS").  The terms of the sale provided for receipt by the Company of future earnout payments equal to 1.25% of ARS' written premium and fee income during the earnout periods. The earnout payments were payable in three annual installments beginning in April 2016 through April 2018. During 2018, the Company received cash consideration, before expenses, of $1.7 million for the third annual installment earnout payment. Net of expenses, the Company recorded an additional gain on disposal of ARS of $1.3 million for the year ended December 31, 2018. As a result of the sale, ARS, previously disclosed as part of the Extended Warranty segment, has been classified as a discontinued operation.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Summary financial information for Mendota and ARS included in (loss) income from discontinued operations, net of taxes in the statements of operations for the years ended December 31, 2019 and December 31, 2018 is presented below:

(in thousands)	Years ended December 31,
	2019	2018
Income (loss) from discontinued operations, net of taxes:
Revenues:
Net premiums earned	$—	$71,182
Total revenues	—	71,182
Other revenues (expenses), net:
Loss and loss adjustment expenses	—	(58,706)
Commissions and premium taxes	—	(7,172)
General and administrative expenses	—	(12,482)
Net investment income	—	733
Net realized losses	—	(5)
Gain on change in fair value of equity investments	—	28
Other income	—	7,486
Total other expenses, net	—	(70,118)
Income from discontinued operations before income tax benefit	—	1,064
Income tax benefit	—	—
Income from discontinued operations, net of taxes	—	1,064
Loss on disposal of discontinued operations, net of taxes:
Loss on disposal of discontinued operations before income tax expense	(1,544)	(7,136)
Income tax expense	—	—
Loss on disposal of discontinued operations, net of taxes	(1,544)	(7,136)
Total loss from discontinued operations, net of taxes	$(1,544)	$(6,072)

NOTE 6 VARIABLE INTEREST ENTITIES
The Company’s investments include certain investments, primarily in limited liability companies and limited partnerships in which the Company holds a variable interest. The Company evaluates these investments for the characteristics of a VIE. The Variable Interest Model identifies the characteristics of a VIE to include investments (1) lacking sufficient equity to finance activities without additional subordinated support or (2) in which the holders of equity at risk in the investments lack characteristics of a controlling financial interest, such as the power to direct activities that most significantly impact the legal entity’s economic performance; the obligation to absorb the legal entity’s expected losses; or the right to receive the expected residual returns of the legal entity. The equity investors as a group are considered to lack the power to direct activities that most significantly impact the legal entity’s economic performance when (1) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the legal entity or their rights to receive the expected residual returns of the legal entity and (2) substantially all of the activities of the legal entity are conducted on behalf of an investor with disproportionately few voting rights. When evaluating whether an investment lacks characteristics of a controlling financial interest, the Company considers limited liability companies and limited partnerships to lack the power of a controlling financial interest if neither of the following exists: (1) a simple majority or lower threshold of partners or members with equity at risk are able to exercise substantive kick-out rights through voting interest over the general partner(s) or managing member(s) or (2) limited partners with equity at risk are able to exercise substantive participating rights over the general partner(s) or managing member(s).

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

generally the Company’s share of the net asset value of the unconsolidated entity, and changes in the Company’s share of the net asset value are recorded in net investment income.

(a) Consolidated VIEs
Argo Holdings Fund I, LLC:
The Company held a 43.4% investment in Argo Holdings at December 31, 2019 and December 31, 2018. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management, a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2019 and December 31, 2018.

Net Lease Investment Grade Portfolio, LLC:
The Company held a 71.0% investment in Net Lease at December 31, 2019 and December 31, 2018. Net Lease holds three commercial properties under triple net leases. The properties are encumbered by mortgage loans.  Net Lease is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allows the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company is the primary beneficiary of Net Lease and consolidated Net Lease at December 31, 2019 and December 31, 2018.

DPM SPV, LLC:

The Company held a 66.7% investment in DPM at December 31, 2018.  DPM dissolved during the second quarter of 2019. DPM held an investment in Swerve Pay LLC, which is a software development firm for medical imaging software.  DPM was considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company held a variable interest in DPM due to its right to absorb significant economics in DPM and to control the management decisions of DPM, which allowed the Company to hold the power to direct the significant activities of the VIE.  As such, the Company was the primary beneficiary of DPM and consolidated DPM at December 31, 2018.

The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2019 and December 31, 2018:

(in thousands)	December 31,
	2019	2018
Assets
Limited liability investments, at fair value	$29,078	$25,809
Investments in private companies, at adjusted cost	—	750
Cash and cash equivalents	311	351
Accrued investment income	244	217
Other receivable	—	48
Total Assets	29,633	27,175
Liabilities
Accrued expenses and other liabilities	347	252
Notes payable	9,000	9,000
Total Liabilities	$9,347	$9,252

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments. At December 31, 2019 and December 31, 2018, the Company had zero and $0.6 million, respectively, of unfunded commitments to Argo Holdings. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

primary beneficiary of these VIEs.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2019 and December 31, 2018, the Company had no unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2019 and December 31, 2018:

(in thousands)	December 31,
	2019		2018
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs	$3,116	$3,116	$4,664	$4,664
The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2019 and December 31, 2018:

(in thousands)	December 31,
	2019		2018
	Carrying Value	Percent of total	Carrying Value	Percent of total
Investments in non-consolidated VIEs:
Real estate related	1,654	53.1%	1,710	36.7%
Non-real estate related	1,462	46.9%	2,954	63.3%
Total investments in non-consolidated VIEs	$3,116	100.0%	$4,664	100.0%

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2019 and December 31, 2018. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2019	2018
Assets	$379,994	$363,516
Liabilities	354,468	296,521
Equity	25,526	66,995

(in thousands)	December 31,
	2019	2018
Net income (loss)	$5,027	$(29,619)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 7 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at December 31, 2019 and December 31, 2018 are summarized in the tables shown below:

(in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$74	$4	$13,316
States, municipalities and political subdivisions	601	—	1	600
Mortgage-backed	2,951	2	14	2,939
Corporate	5,338	8	6	5,340
Total fixed maturities	22,136	84	25	22,195

(in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,594	$1	$48	$5,547
States, municipalities and political subdivisions	621	—	14	607
Mortgage-backed	3,256	—	70	3,186
Corporate	2,961	—	41	2,920
Total fixed maturities	12,432	1	173	12,260
The table below summarizes the Company's fixed maturities at December 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,010	$7,011
Due after one year through five years	13,489	13,554
Due after five years through ten years	671	672
Due after ten years	966	958
Total	$22,136	$22,195

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of December 31, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)					December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$305	$—	$1,002	$4	$1,307	$4
States, municipalities and political subdivisions	—	—	453	1	453	1
Mortgage-backed	1,063	1	1,271	13	2,334	14
Corporate	2,495	4	526	2	3,021	6
Total fixed maturities	3,863	5	3,252	20	7,115	25

(in thousands)					December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$1,497	$1	$2,609	$47	$4,106	$48
States, municipalities and political subdivisions	—	—	606	14	606	14
Mortgage-backed	800	1	2,134	69	2,934	70
Corporate	595	1	2,151	40	2,746	41
Total fixed maturities	2,892	3	7,500	170	10,392	173
There are approximately 48 and 64 individual available-for-sale investments that were in unrealized loss positions as of December 31, 2019 and December 31, 2018, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to limited liability investments of $0.1 million and zero for the years ended December 31, 2019 and December 31, 2018, respectively. There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the years ended December 31, 2019 and December 31, 2018.
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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of December 31, 2019 and December 31, 2018, the carrying value of limited liability investments totaled $3.8 million and $4.8 million, respectively. At December 31, 2019, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represent the Company's investment in 1347 Investors as well as the underlying investments of Net Lease and Argo Holdings.
The fair value of the Company's investment in 1347 Investors is calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock.
During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  As a result, the Company’s investment in Limbach common stock is reported as equity investments in the consolidated balance sheet at December 31, 2019. Through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in a loss on change in fair value of $0.6 million.
As of December 31, 2019 and December 31, 2018, the carrying value of the Company's limited liability investments, at fair value was $29.1 million and $26.0 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and $0.1 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At December 31, 2019, the Company has no unfunded commitments related to limited liability investments, at fair value.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of December 31, 2019 and December 31, 2018, the carrying value of the Company's investments in private companies totaled $2.0 million and $3.1 million, respectively. For the years ended December 31, 2019 and December 31, 2018, the Company recorded adjustments of $0.2 million and $0.6 million, respectively, to decrease the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
The Company performs a quarterly impairment analysis of its investments in private companies. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	the opinions of external investment and portfolio managers;

•	the financial condition and prospects of the investee;

•	recent operating trends and forecasted performance of the investee;

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

•	current market conditions in the geographic area or industry in which the investee operates;

•	changes in credit ratings; and

•	changes in the regulatory environment.

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $0.2 million and $1.0 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
Real estate investments are reported at fair value. As of December 31, 2019 and December 31, 2018, the carrying value of the Company's real estate investments totaled $10.7 million and $10.7 million, respectively.
Other investments include collateral loans and are reported at their unpaid principal balance. As of December 31, 2019 and December 31, 2018, the carrying value of other investments totaled $1.0 million and $2.1 million, respectively.
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
On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share performance shares grant agreement in exchange for cash consideration of $0.3 million. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share performance share grant agreement in exchange for cash consideration of $1.0 million. For the year ended December 31, 2018, the Company recorded gains, included in gain on change in fair value of equity investments in the consolidated statements of operations, of $1.3 million related to these transactions. No shares were received by the Company under either of the performance share grant agreements as of December 31, 2019.
Net investment income for the years ended December 31, 2019 and December 31, 2018, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2019	2018
Investment income
Interest from fixed maturities	$484	$236
Dividends	263	359
Income from limited liability investments	36	241
Income from limited liability investments, at fair value	885	1,174
Income from real estate investments	800	800
Other	506	230
Gross investment income	2,974	3,040
Investment expenses	(69)	(83)
Net investment income	$2,905	$2,957

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Gross realized gains and losses on available-for-sale investments, limited liability investments and limited liability investments, at fair value for the years ended December 31, 2019 and December 31, 2018 is comprised as follows:

(in thousands)	Years ended December 31,
	2019	2018
Gross realized gains	$1,399	$398
Gross realized losses	(603)	(415)
Net realized gains (losses)	$796	$(17)

Gain on change in fair value of equity investments for the years ended December 31, 2019 and December 31, 2018 is comprised as follows:

(in thousands)	Years ended December 31,
	2019	2018
Net (losses) gains recognized on equity investments sold during the period	$(156)	$1,464
Change in unrealized gains (losses) on equity investments held at end of the period	717	(1,083)
Gain on change in fair value of equity investments	$561	$381

Impact of COVID-19 on Investments
As discussed in Note 32, "Subsequent Events," in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

As part of the Company’s March 31, 2020 quarterly impairment analysis of its investments in private companies, the Company determined that it should write-down one of its investments by 90%, or $0.7 million, for other-than-temporary impairment as a result of the impacts of COVID-19 on the investment's underlying business. The Company continues to assess the impact that the COVID-19 pandemic may have on the value of its various investments, which could result in future material decreases in the underlying investment values. Such decreases may be considered temporary or could be deemed to be other-than-temporary, and management may be required to record write-downs of the related investments in future reporting periods.

NOTE 8 INVESTMENT IN INVESTEE
At December 31, 2018, investment in investee included the Company's investment in the common stock of ICL. The carrying value of the Company’s investment in investee was accounted for under the equity method, calculated using ICL’s reported financial statements. The carrying value, estimated fair value and approximate equity percentage for the Company's investment in investee at December 31, 2019 and December 31, 2018 were as follows:

(in thousands, except for percentages)
	December 31, 2019			December 31, 2018
	Equity Percentage	Estimated Fair Value	Carrying Value	Equity Percentage	Estimated Fair Value	Carrying value
ICL	—%	$—	$—	22.9%	$951	$951

During the fourth quarter of 2019, the Company sold its investment in the common stock of ICL in two separate transactions. On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, for cash proceeds totaling C$0.7 million. The Company recognized a gain of $0.1 million on this transaction, which is included in equity in net income of investee in the consolidated statements of operations. As a result of this transaction, the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Company's ownership percentage in ICL was reduced to 13.8%. As a result of this change in ownership, the Company determined that its investment in the common stock of ICL no longer qualified for the equity method of accounting and reclassified this investment to equity investments. On October 31, 2019, the Company executed an agreement with its former Chief Executive Officer to sell its remaining 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. The Company recognized a loss of $0.0 million on this transaction, which is included in gain on change in fair value of equity investments in the consolidated statements of operations.

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

The Company reported equity in net income of investee of $0.2 million for the year ended December 31, 2019, which includes the $0.1 million gain on sale and $0.1 million of equity in net income of investee. The Company reported equity in net loss of investee of $2.5 million for the year ended December 31, 2018, which includes the $1.7 million other than temporary impairment, the $0.3 million loss on sale and $0.5 million of equity in net loss of investee.
NOTE 9 REINSURANCE
As of December 31, 2018, the Company commuted all of its reinsurance agreements. Ceded loss and loss adjustments expenses and ceding commissions as of and for the years ended December 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	Years ended December 31,
	2019	2018
Ceded loss and loss adjustment expenses	$—	$105
Ceding commissions	—	(105)

NOTE 10 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606, Revenue from Contracts with Customers.
The components of deferred acquisition costs and the related amortization expense as of and for the years ended December 31, 2019 and December 31, 2018 are comprised as follows:

(in thousands)	Years ended December 31,
	2019	2018
Balance at January 1, net	$6,904	$6,325
Additions	5,854	3,825
Amortization	(4,154)	(3,246)
Balance at December 31, net	$8,604	$6,904

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 11 GOODWILL
The following table summarizes goodwill activity for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	Extended Warranty	Leased Real Estate	Corporate	Total
Balance, December 31, 2017	19,128	60,983	732	80,843
Acquisition adjustments	(6,184)	—	—	(6,184)
Balance, December 31, 2018	12,944	60,983	732	74,659
Acquisition	7,445	—	—	7,445
Balance, December 31, 2019	20,389	60,983	732	82,104
As further discussed in Note 4, "Acquisition," the Company recorded goodwill of $7.4 million related to the acquisition of Geminus on March 1, 2019. During 2018, the Company completed its fair value analysis of the assets acquired and liabilities assumed related to the acquisition of PWSC on October 12, 2017. As a result, the Company recorded a decrease to goodwill of $6.2 million related to the acquisition of PWSC from the amount recorded at December 31, 2017.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2019 and December 31, 2018. Based on the assessment performed, no goodwill impairments were recognized in 2019 and 2018.
NOTE 12 INTANGIBLE ASSETS
Intangible assets at December 31, 2019 and December 31, 2018 are comprised as follows:

(in thousands)		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$3,505	$1,413
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	5,622	7,024
In-place lease	1,125	218	907
Non-compete	266	117	149
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$13,142	$86,424

(in thousands)		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$3,013	$1,905
Vehicle service agreements in-force	3,680	3,671	9
Customer relationships	8,914	3,691	5,223
In-place lease	1,125	155	970
Non-compete	266	64	202
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	1,290	—	1,290
Total	$93,860	$10,594	$83,266

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisition," during the first quarter of 2019, the Company recorded $5.7 million of separately identifiable intangible assets, related to acquired customer relationships and trade names, as part of the acquisition of Geminus. The customer relationships intangible asset of $3.7 million is being amortized over ten years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible assets of $2.0 million are deemed to have indefinite useful lives and are not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from five to eighteen years. Amortization of intangible assets was $2.5 million and $2.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. The estimated aggregate future amortization expense of all intangible assets is $2.3 million for 2020, $2.0 million for 2021, $1.6 million for 2022, $0.9 million for 2023 and $0.7 million for 2024.
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were recorded in 2019 or 2018.
NOTE 13 PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2019 and December 31, 2018 are comprised as follows:

(in thousands)		December 31, 2019
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	14,295	77,013
Buildings	580	50	530
Leasehold improvements	156	109	47
Furniture and equipment	1,121	1,010	111
Computer hardware	5,282	5,039	243
Total	$119,567	$20,503	$99,064

(in thousands)		December 31, 2018
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	10,161	81,147
Buildings	580	36	544
Leasehold improvements	104	102	2
Furniture and equipment	993	901	92
Computer hardware	4,995	4,758	237
Total	$119,100	$15,958	$103,142

For the years ended December 31, 2019 and December 31, 2018, depreciation expense on property and equipment of $4.4 million and $4.3 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 14 VEHICLE SERVICE AGREEMENT LIABILITY
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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 9% to 13% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of December 31, 2019 and December 31, 2018, were as follows:

(in thousands)		December 31,
	2019	2018
Balance at January 1, net	$43,734	$40,794
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	10,792	—
Gross service fees for vehicle service agreements sold	19,384	22,556
Recognition of service fees on vehicle service agreements	(24,865)	(18,939)
Liability for claims authorized on vehicle service agreements	9,141	5,711
Payments of claims authorized on vehicle service agreements	(6,095)	(5,735)
Re-estimation of deferred service fees	(368)	(653)
Balance at December 31, net	$51,723	$43,734
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)		December 31,
	2019	2018
Deferred service fees	$51,226	$43,495
Accrued expenses and other liabilities	497	239
Balance at December 31, net	$51,723	$43,734

NOTE 15 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of December 31, 2019 and December 31, 2018, were as follows:

(in thousands)		December 31,
	2019	2018
Balance at beginning of period, gross	$2,073	$1,329
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	72
Balance at beginning of period, net	2,073	1,257
Incurred related to:
Current year	—	—
Prior years	711	1,631
Paid related to:
Current year	—	—
Prior years	(1,010)	(815)
Balance at end of period, net	1,774	2,073
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at end of period, gross	$1,774	$2,073
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.7 million and $1.6 million in 2019 and 2018, respectively. The unfavorable development in 2019 and 2018 was related to an increase in loss adjustment expenses at Amigo. During the second quarter of 2019, the Company agreed to settle three related open Amigo claims for an amount in excess of the provision for unpaid loss and loss adjustment expenses carried by the Company for these three open claims. During the year ended December 31, 2019, the Company incurred a loss of approximately $0.8 million related to the settlement of these claims. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
The following tables contain information about incurred and paid loss and loss adjustment expenses development as of and for the year December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported unpaid loss and loss adjustment expenses included within the net incurred losses and allocated loss adjustment expenses amounts. The information about incurred and paid loss and loss adjustment expenses development for the years ended December 31, 2010 through 2018, and the average annual percentage payout of incurred claims by age as of December 31, 2019, is presented as supplementary information.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2010	47,253	51,951	55,120	54,591	54,021	53,993	53,810	53,693	53,689	53,662	2	—
2011		29,034	29,458	28,744	28,094	27,865	27,613	27,597	27,851	27,830	20	—
2012			13,736	13,536	13,273	12,926	12,815	12,720	13,037	13,101	4	—
2013				6,456	6,434	5,474	4,488	4,617	4,654	4,645	249	—
2014					—	—	—	—	—	—	28	—
2015						—	—	—	—	4	—	—
2016							—	—	—	—	—	—
2017								—	—	—	—	—
2018									—	—	—	—
2019										—	—	—

Total										99,242

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019

2010	25,659	46,356	50,591	51,944	52,889	53,451	53,484	53,518	53,570	53,634
2011		18,456	25,296	26,599	27,023	27,378	27,431	27,479	27,677	27,732
2012			7,060	11,724	12,284	12,530	12,618	12,635	12,738	12,813
2013				3,575	4,277	4,437	4,496	4,562	4,571	4,598
2014					—	—	—	—	—	—
2015						—	—	—	—	3
2016							—	—	—	—
2017								—	—	—
2018									—	—
2019										—

									Total	98,780

Liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses prior to 2010, net of reinsurance										—

Total liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses, net of reinsurance										462

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2010	7,977	6,192	5,499	5,487	5,518	5,532	5,535	5,538	5,538	5,538	—	—
2011		4,366	3,247	3,241	3,263	3,262	3,260	3,269	3,261	3,261	—	—
2012			1,755	1,920	1,990	2,015	2,007	2,018	1,908	1,908	—	—
2013				1,085	996	1,001	999	1,003	988	988	—	—
2014					—	—	—	—	—	—	—	—
2015						—	—	—	—	—	—	—
2016							—	—	—	—	—	—
2017								—	—	—	—	—
2018									—	—	—	—
2019										—	—	—

Total										11,695

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019

2010	5,155	5,583	5,548	5,526	5,537	5,537	5,537	5,538	5,538	5,538
2011		2,971	3,268	3,270	3,270	3,266	3,267	3,269	3,261	3,261
2012			1,783	1,951	2,006	2,016	2,017	2,018	1,908	1,908
2013				1,050	1,015	1,001	1,002	1,002	988	988
2014					—	—	—	—	—	—
2015						—	—	—	—	—
2016							—	—	—	—
2017								—	—	—
2018									—	—
2019										—

									Total	11,695

Liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses prior to 2010, net of reinsurance										—

Total liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses, net of reinsurance										—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Commercial automobile
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2010	8,205	8,745	9,711	9,351	9,214	9,215	9,197	9,185	9,181	9,158	2	—
2011		8,521	9,784	8,990	8,752	8,791	8,812	8,816	8,901	8,767	2	—
2012			9,503	7,759	7,548	7,349	7,562	7,766	8,078	8,128	1	—
2013				597	477	489	350	364	316	284	25	—
2014					—	—	—	—	—	—	—	—
2015						—	—	—	—	—	—	—
2016							—	—	—	—	—	—
2017								—	—	—	—	—
2018									—	—	—	—
2019										—	—	—

Total										26,337

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Commercial automobile
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019

2010	4,177	7,716	8,658	8,922	9,069	9,149	9,142	9,132	9,136	9,147
2011		5,005	7,926	8,326	8,533	8,638	8,747	8,765	8,767	8,767
2012			5,034	6,607	7,028	7,150	7,457	7,681	7,943	8,066
2013				299	352	358	358	358	284	284
2014					—	—	—	—	—	—
2015						—	—	—	—	—
2016							—	—	—	—
2017								—	—	—
2018									—	—
2019										—

									Total	26,264

Liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses prior to 2010, net of reinsurance										—

	Total liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses, net of reinsurance									73

The following table reconciles the unpaid loss and allocated loss adjustment expenses, net of reinsurance presented in the tables above to the unpaid loss and loss adjustment expenses reported in the consolidated balance sheets at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018

Liabilities for loss and allocated loss adjustment expenses, net of reinsurance
Non-standard automobile - private passenger auto liability	462	680
Commercial automobile	73	756
Other short-duration insurance lines	1,225	592
Liabilities for unpaid loss and allocated loss adjustment expenses, net of reinsurance	1,760	2,028

Total reinsurance recoverable on unpaid loss and loss adjustment expenses	—	—

Unallocated loss adjustment expenses	14	45

Total gross liability for unpaid loss and loss adjustment expenses	1,774	2,073

The following is supplementary information about average historical incurred loss duration as of December 31, 2019.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard automobile -private passenger auto liability	65.4%	20.8%	9.4%	3.7%	0.6%	0.1%	—%	—%	—%	—%
Commercial automobile	37.6%	26.4%	18.8%	13.6%	3.6%	—%	—%	—%	—%	—%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 16 DEBT
Debt consists of the following instruments at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$437	$437	$435	$3,917	$3,917	$3,829
KWH Loan	9,625	8,803	11,820	—	—	—
Total bank loans	10,062	9,240	12,255	3,917	3,917	3,829
Notes payable:
Mortgage	169,818	178,297	182,265	173,155	182,548	174,265
Flower Note	7,337	7,337	8,071	7,768	7,768	8,565
Net Lease Note	9,000	9,000	9,396	9,000	9,000	9,409
Total notes payable	186,155	194,634	199,732	189,923	199,316	192,239
Subordinated debt	90,500	54,655	54,655	90,500	50,023	50,023
Total	$286,717	$258,529	$266,642	$284,340	$253,256	$246,091

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Bank loans:
As part of the acquisition of PWSC on October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0% (the "PWSC Loan"). The carrying value of the PWSC Loan represents its unpaid principal balance. The fair value of the PWSC Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities. The PWSC Loan was scheduled to mature on October 12, 2022; however, the remaining principal totaling $0.3 million was fully repaid on January 30, 2020.
As part of the acquisition of Geminus on March 1, 2019, the Company formed KWH and contributed IWS and Trinity to KWH, which then borrowed a principal amount of $10.0 million from a bank at an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25% (the "KWH Loan"), using most of the proceeds to acquire Geminus. The KWH Loan matures on March 1, 2024. As part of the KWH Loan, KWH also issued warrants (the "KWH Warrants") to the lender exercisable to purchase an aggregate 1.25% membership interest in KWH. The Company allocated $0.4 million of the KWH loan proceeds to a liability, recorded as part of accrued expenses and other liabilities in the consolidated balance sheets, to reflect the estimated fair value of the KWH Warrants, as the warrants contain a put right exercisable by the holder. Changes in the estimated fair value of the KWH Warrants are recorded in the consolidated statements of operations. The Company also recorded as a discount to the carrying value of the KWH Loan issuance costs of $1.0 million specifically related to the KWH Loan. The KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities. The KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The KWH Loan contains a number of covenants, including, but not limited to, minimum adjusted EBITDA, a leverage ratio and fixed charge ratio, all of which are as defined in and calculated pursuant to the KWH Loan that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

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
On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at December 31, 2019 of $7.3 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at December 31, 2019 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities.
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
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 27, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $4.6 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and December 31, 2019, $5.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss, partially offset by $1.1 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations. Of the $2.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2017 and December 31, 2018, $3.8 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss, partially offset by $1.7 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2019, deferred interest payable of $8.9 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the years ended December 31, 2018 and December 31, 2019.  Due to the delay in filing its 2018 and 2019 Annual Reports, the Company has been unable to meet these obligations, the failure of which could be declared events of default under the respective indentures.  As of the date of the filing of its 2019 Annual Report, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2018 and 2019 Annual Reports, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the years ended December 31, 2018 and December 31, 2019.

NOTE 17 LEASES
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
The ROU assets and lease liability are presented as separate line items on the face of the Company’s consolidated balance sheet as of December 31, 2019.
Operating lease costs and variable lease costs included in selling and administrative costs for the year ended December 31, 2019 were $1.0 million and $0.1 million, respectively.
The annual maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)	Lease Commitments
2020	$732
2021	802
2022	824
2023	624
2024	550
2025 and thereafter	546
Total undiscounted lease payments	4,078
Imputed interest	549
Total lease liabilities	$3,529
The weighted-average remaining lease term for our operating leases was 5.71 years as of December 31, 2019. The weighted average discount rate of our operating leases was 5.33% as of December 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $1.0 million for the year ended December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Supplemental non-cash information related to leases for the year ended December 31, 2019 includes ROU assets of $1.5 million acquired in exchange for $1.5 million of lease obligations.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes amortization of below market lease liabilities of $0.1 million and $0.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023 and $0.1 million for 2024. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 13, "Property and Equipment").
Lease income related to operating leases for the years ended December 31, 2019 and December 31, 2018 was $13.4 million and $13.4 million, respectively.
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	December 31, 2019	December 31, 2018

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	$113,008	$113,008
Accumulation depreciation	(14,345)	(10,197)
Net property and equipment leased	$98,663	$102,811

As of December 31, 2019, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2020	$11,832
2021	12,099
2022	12,371
2023	12,649
2024	12,934
Thereafter	136,963

NOTE 18 REVENUE FROM CONTRACTS WITH CUSTOMERS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Years ended December 31,
	2019	2018

Vehicle service agreement fees - IWS	$18,272	$17,796
GAP commissions - IWS	962	748
Maintenance support service fees - Trinity	6,997	9,911
Warranty product commissions - Trinity	2,963	2,526
Homebuilder warranty service fees - PWSC	6,058	6,332
Homebuilder warranty commissions - PWSC	996	973
Vehicle service agreement fees - Geminus	9,803	—
GAP commissions - Geminus	60	—
Service fee and commission income	$46,111	$38,286

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

For the GAP claims administration performance obligation, IWS applies an input method of measurement, based on the expected costs of providing services, to determine the transfer of its services over the GAP contract period. IWS uses historical data regarding the number of claims it receives and activities performed, in addition to the number of GAP contracts sold, to estimate the number of claims to be received by year until coverage expires, which allows IWS to develop a revenue recognition pattern that it believes provides a faithful depiction of the transfer of services over time for the GAP claims administration performance obligation.

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

For the other warranty services performance obligation, PWSC applies an input method of measurement, based on the expected costs of providing services, to determine the transfer of its services over the warranty coverage period. PWSC uses historical data regarding the number of calls it receives and activities performed, in addition to the number of homes enrolled, to estimate the number of complaints and dispute resolution requests to be received by year until coverage expires, which allows PWSC to develop a revenue recognition pattern that it believes provides a faithful depiction of the transfer of services over time for the other warranty services performance obligation.

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2019 and December 31, 2018 were $3.4 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 43.5% of the deferred service fees as of December 31, 2019. Approximately $14.5 million and $16.0 million of service fee and commission income recognized during the years ended December 31, 2019 and December 31, 2018 was included in deferred service fees as of December 31, 2018 and December 31, 2017, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 19 INCOME TAXES
The Company and all of its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return (“KFSI Tax Group”). The Company became the parent of the U.S. consolidated federal income tax return as a result of its redomestication to the U.S. on December 31, 2018. Prior to 2019, Kingsway America II Inc. and its eligible U.S. subsidiaries filed a U.S. consolidated federal income tax return ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KFSI Tax Group and the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. Prior to the Company’s redomestication, the Company filed a separate foreign income tax return and the Company's U.S. subsidiaries not included in the KAI Tax Group filed separate federal income tax returns. The Company’s non-U.S. subsidiaries file separate foreign income tax returns.

The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) a permanent reduction in the U.S. federal corporate income tax rate to 21% and (2) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized.

The Company is subject to the provisions of the ASC 740-10, Income Taxes, which requires that the effect on deferred income tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provided that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements.

Pursuant to SAB 118, in the fourth quarter of 2017, the Company recorded provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. In 2019 and 2018, the Company recorded an additional tax benefit of $0.2 million and $0.1 million, respectively, for the income tax effects of the Tax Act on its deferred income taxes.
Income tax (benefit) expense consists of the following:

(in thousands)	Years ended December 31
	2019	2018

Current income tax expense	$423	$423
Deferred income tax benefit	(786)	(108)
Income tax (benefit) expense	$(363)	$315
Income tax (benefit) expense varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Years ended December 31
	2019	2018
Income tax benefit at U.S. statutory income tax rate	$(658)	$(4,609)
Tax Act adjustment	(156)	(82)
Valuation allowance	1	4,562
Indefinite life intangibles	194	92
Change in unrecognized tax benefits	276	233
Compensation	208	(470)
Investment income	(218)	481
State income tax	135	48
Other	(145)	60
Income tax (benefit) expense for continuing operations	$(363)	$315

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2019	2018
Deferred income tax assets:
Losses carried forward	$181,427	$180,012
Unpaid loss and loss adjustment expenses and unearned premiums	2,331	1,670
Intangible assets	2,515	2,538
Debt issuance costs	966	1,017
Investments	748	841
Deferred rent	664	727
Deferred revenue	1,135	783
Other	1,020	693
Valuation allowance	(173,411)	(171,456)
Deferred income tax assets	$17,395	$16,825
Deferred income tax liabilities:
Indefinite life intangibles	$(17,269)	$(16,660)
Depreciation and amortization	(15,299)	(16,121)
Fair value of debt	(5,747)	(6,528)
Land	(4,435)	(4,435)
Intangible assets	(620)	—
Deferred revenue	(262)	—
Investments	(971)	(168)
Deferred acquisition costs	(1,807)	(1,450)
Deferred income tax liabilities	$(46,410)	$(45,362)
Net deferred income tax liabilities	$(29,015)	$(28,537)
The Company maintains a valuation allowance for its gross deferred income tax assets of $173.4 million (U.S. operations - $173.4 million; Other - $0.0 million) and $171.5 million (U.S. operations - $171.5 million; Other - $0.0 million) at December 31, 2019 and December 31, 2018, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2019 and December 31, 2018 net deferred income tax assets, excluding the deferred income tax liability, deferred state income tax assets, and deferred income tax assets relating to AMT credit amounts set forth in the paragraph below. In 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $29.0 million at December 31, 2019, $8.0 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, $21.7 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets, $0.6 million of which relates to deferred state income tax assets, and $0.1 million of which relates to deferred income tax assets relating to AMT credits. The Company carries net deferred income tax liabilities of $28.5 million at December 31, 2018, $8.0 million of which relates to deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryfowards, $21.1 million of which relates to deferred income tax liabilities related to land and indefinite life intangible assets, $0.5 million of which relates to deferred state income tax assets, and $0.1 million of which relates to deferred income tax assets relating to AMT credits.
The Tax Act modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $839.3 million, are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)

2007	2027	50,877
2008	2028	53,895
2009	2029	496,889
2010	2030	92,058
2011	2031	39,865
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848
In addition, not reflected in the table above, are net operating loss carryforwards of (i) $9.7 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $1.5 million, relating to operations in Barbados which losses will expire over various years through 2027.
A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2019	2018
Unrecognized tax benefits - beginning of year	$1,381	$1,367
Gross additions - current year tax positions	—	—
Gross additions - prior year tax positions	—	14
Gross reductions - prior year tax positions	—	—
Gross reductions - settlements with taxing authorities	—	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$1,381	$1,381
The amount of unrecognized tax benefits that, if recognized as of December 31, 2019 and December 31, 2018 would affect the Company's effective tax rate, was an expense of $0.3 million and $0.2 million, respectively.
As of December 31, 2019 and December 31, 2018, the Company carried a liability for unrecognized tax benefits of $1.4 million and $1.4 million, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2019 and December 31, 2018, the Company recognized an expense for interest and penalties of $0.3 million and $0.2 million, respectively. At December 31, 2019 and December 31, 2018, the Company carried an accrual for the payment of interest and penalties of $1.3 million and $1.1 million, respectively, that is included in income taxes payable in the consolidated balance sheets.
The federal income tax returns of the Company's U.S. operations for the years through 2015 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2014 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 20 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2019 and December 31, 2018:

(in thousands, except per share data)	Years ended December 31,
	2019	2018
Numerator:
Loss from continuing operations	$(2,769)	$(22,264)
Less: net income attributable to noncontrolling interests	(1,573)	(1,765)
Less: dividends on preferred stock, net of tax	(1,019)	(620)
Loss from continuing operations attributable to common shareholders	$(5,361)	$(24,649)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	21,860	21,728
Weighted average diluted shares
Weighted average common shares outstanding	21,860	21,728
Effect of potentially dilutive securities	—	—
Total weighted average diluted shares	21,860	21,728
Basic loss from continuing operations per share	$(0.25)	$(1.13)
Diluted loss from continuing operations per share	$(0.25)	$(1.13)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the years ended December 31, 2019 and December 31, 2018, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss per share from continuing operations:

	Years ended December 31,
	2019	2018
Stock options	40,000	40,000
Unvested restricted stock awards	729,500	1,092,450
Warrants	4,673,765	4,673,765
Convertible preferred stock	1,392,975	1,392,975
Total	6,836,240	7,199,190
During the first quarter of 2020, 40,000 Preferred Shares were converted into 250,000 common shares. See Note 23, "Redeemable Class A Preferred Stock," for further information. Also during the first quarter of 2020, 94,110 common shares were issued upon the vesting of restricted stock awards.
NOTE 21 STOCK-BASED COMPENSATION
(a)     Stock Options
On May 13, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan replaced the Company's previous Amended and Restated Stock Option Plan ("Prior Plan"), with respect to the granting of future equity

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

awards. Under the 2013 Plan, the Company reserved for issuance to key employees selected by the Company new stock options ("New Stock Options") to purchase up to an additional 300,000 common shares. No New Stock Options were granted during the year ended December 31, 2019. There are no New Stock Options remaining for future grants.
On May 13, 2013, the Company's shareholders also approved the Option Exchange Program whereby the outstanding stock options under the Prior Plan held by current employees will be canceled and replaced with stock options granted under the 2013 Plan ("Replacement Options"). The maximum number of common shares available to be granted as Replacement Options is 355,625. No Replacement Options were granted during the year ended December 31, 2019. There are no Replacement Options remaining for future grants.
The Replacement Options and New Stock Options (collectively, the "Stock Options") are fully vested and exercisable at the date of grant and are exercisable for a period of four years.
The following table summarizes the stock option activity during the year ended December 31, 2019:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	40,000	$4.67	1.3	$—
Granted	—	—
Expired	—	—
Outstanding at December 31, 2019	40,000	$4.67	0.3	$—
Exercisable at December 31, 2019	40,000	$4.67	0.3	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2019 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
No options were exercised during the years ended December 31, 2019 and December 31, 2018.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the years ended December 31, 2019 and December 31, 2018.
(b)     Restricted Stock Awards of the Company
Under the 2013 Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at December 31, 2019 was $0.4 million.
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

The remaining 247,450 shares of the 2018 Modified Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. Pursuant to the Amended RSA Agreement, the 2018 Modified Restricted Stock Award is to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members.

Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Amended RSA Agreement. On October 31, 2019, the Company executed an agreement to acquire the remaining 247,450 shares of the 2018 Modified Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 28, "Related Parties," for further discussion.

During the fourth quarter of 2019, the Company recorded $0.6 million of compensation expense equal to the fair value of the remaining 247,450 fully vested shares of the 2018 Modified Restricted Stock Award. The grant-date fair value of the 2018 Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date. Total unamortized compensation expense related to the unvested 2018 Modified Restricted Stock Award at December 31, 2019 was zero.

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

On January 31, 2019, the Company executed an Employee Separation Agreement and Release ("Separation Agreement") with a former officer. The Separation Agreement modified the vesting terms related to 115,500 shares of the original 2014 Restricted Stock Awards ("2014 Modified Restricted Stock Award"), such that they became fully vested on January 31, 2019. The Company deemed the 2014 Modified Restricted Stock Award to be taxable to the former officer on the vesting date. Pursuant to the terms of the 2013 Plan and the Separation Agreement, the former officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 36,269 of the 115,500 shares of the 2014 Modified Restricted Stock Award and recognized payroll tax expense of $0.1 million during the first quarter of 2019.
The Company also recorded during the first quarter of 2019 $0.1 million of compensation expense equal to the fair value of the remaining 79,231 fully vested shares of the 2014 Modified Restricted Stock Award. The grant-date fair value of the 2014 Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the grant date.

The Company granted restricted common stock units ("Restricted Stock Units") to an officer of the Company pursuant to a Restricted Stock Unit Agreement dated August 24, 2016. On September 5, 2018, the Restricted Stock Unit Agreement was cancelled and 500,000 restricted common stock awards were granted to the officer (the "2018 Restricted Stock Award"). There was no change

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

to the vesting terms. The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2019 was $1.6 million.

The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2018 Modified Restricted Stock Award, Modified Restricted Stock Award, 2014 Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2019:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2018	1,092,450	$4.51
Vested	(326,681)	2.70
Cancelled for Tax Withholding	(36,269)	4.14
Unvested at December 31, 2019	729,500	$5.23
The unvested balance at December 31, 2019 in the table above is comprised of 229,500 shares of 2014 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. At December 31, 2019, the Company determined that the performance condition component is not probable of being achieved. As a result, no compensation expense has been recorded related to the performance condition component through December 31, 2019. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At December 31, 2019, there were 875 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at December 31, 2019 was $0.6 million.
Total stock-based compensation, inclusive of Stock Options, Restricted Stock Awards and PWSC Restricted Stock Award described above, net of forfeitures, was an expense of $1.2 million and a benefit of $1.7 million for the years ended December 31, 2019 and December 31, 2018, respectively.
(d)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2019 and December 31, 2018 totaled $0.1 million and $0.1 million, respectively.
NOTE 22 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $19,000 and $18,500 in 2019 and 2018, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to contributions up to 5% of a participant's earnings.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2019 and December 31, 2018 totaled $0.2 million and $0.2 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2019.

NOTE 23 REDEEMABLE CLASS A PREFERRED STOCK
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
There were 222,876 shares of Preferred Shares outstanding at December 31, 2019 and December 31, 2018. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. As of December 31, 2019, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,392,975 common shares.
During the first quarter of 2020, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holder. As of March 31, 2020, there are 182,876 shares of the Company’s Preferred Shares, issued and outstanding. As of March 31, 2020, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,142,975 common shares.
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. At December 31, 2019 and December 31, 2018, accrued dividends of $2.1 million and $1.7 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares as if they were currently redeemable was $7.7 million and $7.3 million at December 31, 2019 and December 31, 2018, respectively.
In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed on April 1, 2021. As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted, using the interest method, up to the stated redemption value of $4.6 million, through additional paid-in capital as a deemed dividend, from the date of issuance through the April 1, 2021 redemption date. The Company also accrues dividends through additional paid-in-capital at the stated coupon, which the Company expects will total $2.2 million as of the April 1, 2021 redemption date.  As a result, the total redemption amount of the Preferred Shares as of the redemption date if the Preferred Shares are not converted is expected to be $6.7 million.
NOTE 24 SHAREHOLDERS' EQUITY
The Company is authorized to issue 50,000,000 shares of zero par value common stock. There were 21,866,959 and 21,787,728 shares of common stock outstanding at December 31, 2019 and December 31, 2018, respectively.
There were no dividends declared during the years ended December 31, 2019 and December 31, 2018.
As further described in Note 28, "Related Parties," on October 31, 2019, the Company executed an agreement to acquire the remaining 247,450 shares of the 2018 Modified Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. The Company records treasury stock at cost. There were 247,450 and zero shares of treasury stock outstanding at December 31, 2019 and December 31, 2018, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company has warrants outstanding, recorded in shareholders' equity, that will entitle each subscriber to purchase one common share of Kingsway for each warrant. The following table summarizes information about warrants outstanding at December 31, 2019:

December 31, 2019
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	3.7	3,280,790
$5.00	3-Feb-14	15-Sep-23	3.7	1,392,975
		Total:	3.7	4,673,765
NOTE 25 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2019 and December 31, 2018 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. On the other hand, the consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the years ended December 31, 2019 and December 31, 2018 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of the adoption, equity investments are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive (loss) income; rather, changes in the fair value of equity investments are now recognized in net loss. Also as a result of the adoption, the portion of the total change in the fair value of the Company's subordinated debt resulting from the change in instrument-specific credit risk is no longer recognized in net loss and is now presented in other comprehensive (loss) income.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(566)	$(3,286)	$—	$—	$(3,852)
Cumulative effect of adoption of ASU 2016-01	40	—	40,455	—	40,495
Balance at January 1, 2018, as adjusted	$(526)	$(3,286)	$40,455	$—	$36,643

Other comprehensive income (loss) arising during the period	13	—	3,804	(45)	3,772
Amounts reclassified from accumulated other comprehensive income	(18)	—	—	—	(18)
Amounts removed from accumulated other comprehensive income due to disposal of discontinued operations	371	—	—	—	371
Net current-period other comprehensive income (loss)	$366	$—	$3,804	$(45)	$4,125
Balance, December 31, 2018	$(160)	$(3,286)	44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	247	—	(5,685)	—	(5,438)
Amounts reclassified from accumulated other comprehensive income	(28)	—	—	45	17
Net current-period other comprehensive income (loss)	$219	$—	$(5,685)	$45	$(5,421)
Balance, December 31, 2019	$59	$(3,286)	$38,574	$—	$35,347
Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	Years ended December 31,
	2019	2018
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains (losses)	$(17)	$18
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax (benefit) expense	(17)	18
Income tax (benefit) expense	—	—
Loss from continuing operations	(17)	18
Net loss	(17)	18
NOTE 26 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
The Company previously conducted its business through a third reportable segment, Insurance Underwriting. Insurance Underwriting included the following subsidiaries of the Company: Mendota, Amigo and Kingsway Re. As further discussed in

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Note 5, "Disposal and Discontinued Operations," on October 18, 2018, the Company announced that it had completed the sale of Mendota. As a result, Mendota has been classified as discontinued operations and the results of their operations are reported separately for all periods presented. As a result of classifying Mendota as discontinued operations, the composition of the Insurance Underwriting segment has changed such that it no longer meets the criteria of a reportable segment. As such, all segmented information has been restated to exclude the Insurance Underwriting segment for all periods presented.
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity, PWSC and Geminus (collectively, "Extended Warranty").
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 27 states and the District of Columbia to their members.
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
Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC. CMC owns the Real Property that is leased to a third-party pursuant to a long-term triple net lease with a single customer. For the year ended December 31, 2019, revenue of $13.4 million from this single customer represents more than 10% of the Company’s consolidated revenues. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2019 and December 31, 2018 were:

(in thousands)	Years ended December 31,
	2019	2018
Revenues:
Extended Warranty:
Service fee and commission income	$46,111	$38,286
Other income	195	171
Total Extended Warranty	46,306	38,457
Leased Real Estate:
Rental income	13,365	13,366
Other income	277	245
Total Leased Real Estate	13,642	13,611
Total segment revenues	59,948	52,068
Rental income not allocated to segments	—	10
Total revenues	$59,948	$52,078

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the years ended December 31, 2019 and December 31, 2018 were:

(in thousands)	Years ended December 31,
	2019	2018
Segment operating income
Extended Warranty	$4,611	$4,215
Leased Real Estate	2,761	2,485
Total segment operating income	7,372	6,700
Net investment income	2,905	2,957
Net realized gains (losses)	796	(17)
Gain on change in fair value of equity investments	561	381
Gain (loss) on change in fair value of limited liability investments, at fair value	4,475	(7,393)
Net change in unrealized loss on private company investments	(324)	(1,629)
Other-than-temporary impairment loss	(75)	—
Interest expense not allocated to segments	(8,991)	(7,407)
Other income and expenses not allocated to segments, net	(8,524)	(8,963)
Amortization of intangible assets	(2,548)	(2,376)
Gain (loss) on change in fair value of debt	1,052	(1,720)
Gain on disposal of subsidiary	—	17
Equity in net income (loss) of investee	169	(2,499)
Loss from continuing operations before income tax (benefit) expense	(3,132)	(21,949)
Income tax (benefit) expense	(363)	315
Loss from continuing operations	$(2,769)	$(22,264)

NOTE 27 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt and warrant liability are measured and reported at fair value.
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
Limited liability investments, at fair value - Limited liability investments, at fair value include the Company's investment in 1347 Investors as well as the underlying investments of Net Lease and Argo Holdings. 1347 Investors owns common stock in Limbach Holdings, Inc., a publicly traded company. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. See Note 28, "Related Parties," for further discussion. Net Lease owns investments in limited liability companies that hold investment properties. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

•
The fair value of the Company's investment in 1347 Investors through the date of dissolution and distribution of the investment in Limbach Holdings Inc. was calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. This investment is categorized in Level 2 of the fair value hierarchy.

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
Warrant liability - As described in Note 16, "Debt," the Company issued the KWH Warrants on March 1, 2019. The KWH Warrants are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the warrant liability is estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value is reduced by the remaining debt associated with the KWH Loan to determine an implied equity value. The liability classified warrants are categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and December 31, 2018 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2019
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,316	$—	$13,316	$—	$—
States, municipalities and political subdivisions	600	—	600	—	—
Mortgage-backed	2,939	—	2,939	—	—
Corporate	5,340	—	5,340	—	—
Total fixed maturities	22,195	—	22,195	—	—
Equity investments:
Common stock	2,406	2,406	—	—	—
Warrants	15	5	10	—	—
Total equity investments	2,421	2,411	10	—	—
Limited liability investments, at fair value	29,078	—	—	4,392	24,686
Real estate investments	10,662	—	—	10,662	—
Other investments	1,009	—	1,009	—	—
Short-term investments	155	—	155	—	—
Total assets	$65,520	$2,411	$23,369	$15,054	$24,686

Liabilities:
Subordinated debt	$54,655	$—	$54,655	$—	$—
Warrant liability	249	—	—	249	—
Total liabilities	$54,904	$—	$54,655	$249	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2018
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,547	$—	$5,547	$—	$—
States, municipalities and political subdivisions	607	—	607	—	—
Mortgage-backed	3,186	—	3,186	—	—
Corporate	2,920	—	2,920	—	—
Total fixed maturities	12,260	—	12,260	—	—
Equity investments:
Common stock	801	801	—	—	—
Warrants	55	19	36	—	—
Total equity investments	856	820	36	—	—
Limited liability investments, at fair value	26,015	—	206	4,124	21,685
Real estate investments	10,662	—	—	10,662	—
Other investments	2,079	—	2,079	—	—
Short-term investments	152	—	152	—	—
Total assets	$52,024	$820	$14,733	$14,786	$21,685

Liabilities:
Subordinated debt	$50,023	$—	$50,023	$—	$—
Total liabilities	$50,023	$—	$50,023	$—	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	Years ended December 31,
	2019	2018
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,124	$1,397
Purchases	1,403	1,580
Distributions received	(1,284)	(637)
Realized gains included in net loss	825	251
Change in fair value of limited liability investments, at fair value included in net loss	(676)	1,533
Ending balance	$4,392	$4,124
Unrealized (losses) gains recognized in net loss on limited liability investments, at fair value held at end of period	$(676)	$1,533
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net loss	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized in net loss on real estate investments held at end of period	$—	$—
Ending balance - assets	$15,054	$14,786
Liabilities:
Warrant liability:
Beginning balance	$—	$—
Issuance of warrants	361	—
Change in fair value of warrant liability included in net loss	(112)	—
Ending balance - liabilities	$249	$—
Unrealized gains recognized in net loss on warrant liability held at end of period	$(112)	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2019 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,392	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$249	Market approach	Valuation multiple	6.0x

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$24,686	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2018:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$21,685	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2019 and December 31, 2018, the Company recorded adjustments to decrease the fair value of an certain investments in private companies for observable price changes of $0.2 million and $0.6 million, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of $0.2 million and $1.0 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.
As further discussed in Note 4, "Acquisition," the Company acquired Geminus on March 1, 2019. The fair values of intangible assets and deferred service fees associated with the acquisition of Geminus were determined to be Level 3 under the fair value hierarchy. The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 28 RELATED PARTIES
Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.
(a)    Argo Management Group, LLC
The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2019 and December 31, 2018, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2019 and 2018, the Company funded approximately $0.6 million and $0.5 million, respectively, in response to Capital Calls. During 2019 and 2018, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management.

(b)    1347 Property Insurance Holdings, Inc.

In November 2012, the Company formed Maison Insurance Company ("Maison"), a Louisiana domiciled property and casualty insurance company. In preparation for a transaction to take Maison public, the Company formed 1347 Property Insurance Holdings, Inc. (“PIH”). Maison was a wholly owned subsidiary of PIH, which completed an initial public offering effective March 31, 2014, pursuant to which the Company disposed of a majority interest in PIH. The Company owned zero and zero of the common shares of PIH at December 31, 2019 and December 31, 2018, respectively.

D. Kyle Cerminara ("Cerminara") was appointed to the PIH Board of Directors on December 27, 2016 and became Chairman of the Board of Directors of PIH on May 11, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of Fundamental Global Investors, LLC ("FGI"). During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of December 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Larry G. Swets, Jr. ("Swets") has served as a member of the PIH Board of Directors since November 21, 2013 and served as the Chairman of the Board of Directors of PIH from March 5, 2017 to May 11, 2018. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

On January 2, 2018, the Company entered into an agreement with PIH to cancel the $10.00 per share Performance Share Grant Agreement in exchange for cash consideration of $0.3 million and to sell the $3.0 million of 8% preferred stock of PIH, mandatorily redeemable on February 24, 2020, for $3.0 million plus accrued but unpaid dividends. On July 24, 2018, the Company entered into an agreement with PIH to cancel the $12.00 per share, $15.00 per share and $18.00 per share Performance Share Grant Agreement in exchange for cash consideration of $1.0 million. No shares were received by the Company under either of the performance share grant agreements as of December 31, 2019.

(c)    Itasca Capital Ltd.
At December 31, 2018, investment in investee includes the Company's investment in the common stock of ICL, a publicly traded Canadian corporation, and is accounted for under the equity method. The Company owned zero and 22.9% of the common shares of ICL at December 31, 2019 and December 31, 2018, respectively.

Ballantyne Strong Inc. ("Ballantyne") owned 49.9% and 40.6% of the common shares of ICL at December 31, 2019 and December 31, 2018, respectively. Cerminara has served as the Chief Executive Officer of Ballantyne since November 2015 and as Chairman of the Board of Ballantyne since May 2015. Cerminara was appointed to the ICL Board of Directors on June 13, 2016 and became Chairman of the Board of Directors of ICL on June 4, 2018. Since April 2012, Cerminara has also served as the Chief Executive Officer of FGI. During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of December 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to FGI for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, to Swets for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019. The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to the Amended RSA Agreement executed on September 5, 2018 related to Swets' departure from the Company. Refer to Note 21, "Stock-Based Compensation," for further information. Pursuant to the Amended RSA Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Amended RSA Agreement. Also, pursuant to the Amended RSA Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(d)    Fundamental Global Investors, LLC
During 2018, FGI was a shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding common shares. As of December 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares.

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

(e)    Insurance Income Strategies Ltd.
IIS is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at December 31, 2019 and December 31, 2018. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS. See Note 6, "Variable Interest Entities," for further discussion of IIS. Swets has served as the Chairman of the Board of Directors of IIS since its formation. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

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

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s original $15.0 million investment. As of December 31, 2019, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.

(f)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer or former officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.

Itasca Golf Investors, LLC:
Itasca Golf Investors, LLC ("IGI") was formed on April 8, 2014 for the general purpose of real estate investment. The members entered into an operating agreement under which the Company acquired a 42.9% membership interest in IGI. 1347 Capital LLC, a former wholly owned subsidiary of the Company, was named the Manager of IGI in the operating agreement. Swets was authorized to act on behalf of the Manager. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. On

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

September 5, 2018, the Company sold its investment in IGI to IGI Partners LLC for $1.5 million. Swets is a member of IGI Partners LLC.

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

1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At December 31, 2019 and December 31, 2018, the Company owned zero and 45.6% of the membership interests. The Company also held collateralized notes in principal amount of zero and $0.6 million at December 31, 2019 and December 31, 2018, respectively. Fitzgerald owned 0% and 0.8% of the membership interests at December 31, 2019 and December 31, 2018, respectively. Energy was managed through a Board of Managers comprised of five managers, two of whom, Swets and Fitzgerald, were appointed by 1347 Capital LLC, a former wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.

1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach Holdings, Inc., a publicly traded company. The Company owned 0% and 26.7% of the membership units at December 31, 2019 and December 31, 2018, respectively. The Company's investment in 1347 Investors was accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain (loss) on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment was calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.

ICL owned 100% and 47.6% of the membership units at December 31, 2019 and December 31, 2018, respectively. Ballantyne owned 49.9% and 40.6% of the common shares of ICL at December 31, 2019 and December 31, 2018, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

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

As of December 31, 2019, FGI is not known to be a shareholder or beneficial owner of more than 5% of the Company’s outstanding common shares. Swets has served as the ICL Chief Executive Officer and a member of the ICL Board of Directors since June 9, 2016. Swets also served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018. Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.6 million as of December 31, 2019. The Company has concluded there are no indications the Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all amounts due. The Debtors are current with the amended terms of the Notes. As a result, the Company has concluded the Notes are not impaired.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 29 COMMITMENTS AND CONTINGENT LIABILITIES
(a)         Legal proceedings:
In April 2018, TRT LeaseCo, an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the audited consolidated financial statements at December 31, 2019.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company will report in its consolidated statement of operations for the three months ended March 31, 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2019, and no liability has been recorded in the consolidated financial statements at December 31, 2019.
(b)         Guarantee:
As further discussed in Note 5, "Disposal and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims and specified claims. The Company's potential exposure under these agreements is not reasonably determinable at December 31, 2019, and no liability has been recorded in the consolidated financial statements at December 31, 2019.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At December 31, 2019, the unfunded commitment was zero.
(d) Collateral pledged and restricted cash:
Short-term investments with an estimated fair value of $0.2 million and $0.2 million at December 31, 2019 and December 31, 2018, respectively, were on deposit with state and provincial regulatory authorities. The Company also has restricted cash of $12.2 million and $17.0 million at December 31, 2019 and December 31, 2018, respectively. Included in restricted cash are (i) $1.1 million and $5.0 million at December 31, 2019 and December 31, 2018, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $8.6 million and $10.0 million at December 31, 2019 and December 31, 2018, respectively, held as deposits by IWS, PWSC and Geminus; (iii) $1.9 million and $1.9 million at December 31, 2019 and December 31, 2018, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.6 million and $0.1 million at December 31, 2019 and December 31, 2018, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 30 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2019, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2019, Amigo's RBC was 1,023%.
Kingsway Re, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2019, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.
NOTE 31 STATUTORY INFORMATION AND POLICIES
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
Amigo is required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices. In converting from statutory to U.S. GAAP, typical adjustments include the inclusion of statutory non-admitted assets in the balance sheets and the inclusion of changes in deferred tax assets and liabilities in net loss.
Statutory capital and surplus and statutory net loss for Amigo are:

(in thousands)	December 31,
	2019	2018
Net loss, statutory basis	$(536)	$(1,506)
Capital and surplus, statutory basis	$2,143	$2,662

Amigo is required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for Amigo was $0.4 million at December 31, 2019. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
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
At December 31, 2019, Amigo was restricted from making any dividend payments to the holding company without regulatory approval.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

NOTE 32 SUBSEQUENT EVENTS
(a)     COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. The near-term impacts of COVID-19 are primarily with respect to the Company’s Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products remain closed, the Company has seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, the Company has seen a reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States. There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and has and will continue to adjust its operations accordingly.
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, as well as the loss in value of investments. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.
(b)     Paycheck Protection Program
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

KINGSWAY FINANCIAL SERVICES INC.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective because of the existence of the Identified Material Weaknesses in internal control over financial reporting.

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

Finally, with respect to the accounting for certain investments at fair value, the Company did not properly update the fair value of certain limited liability investments, at fair value as of December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC.

The matters were discovered during the course of the external audits of the accounts and were reviewed with the Company's Audit Committee. Certain of the 2018 material weaknesses resulted in the restatement described in Note 3, "Restatement of Previously Issued Financial Statements," to the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020.

As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2019 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation Process

The Company has been evaluating the material weaknesses and is in process of executing its plan to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan includes the following actions:

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

•	Enhance the formality and rigor of review with respect to the collectability of accounts receivable balances and the account reconciliation procedures;

•	Update its policy for accounting for limited liability investments, at fair value to include calculating and reviewing the fair value of such investments on a quarterly basis.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the Identified Material Weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
On March 1, 2019, the Company acquired 100% of the outstanding shares of Geminus. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, Geminus has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2019, and ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to Geminus.

KINGSWAY FINANCIAL SERVICES INC.

Item 9B. Other Information
None

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
Board of Directors(1)

John T. Fitzgerald Age: 49 Residence: Illinois, United States of America Director Since: April 21, 2016 Not independent
John T. Fitzgerald has served as Chief Executive Officer of Kingsway since September 2018. Mr. Fitzgerald joined Kingsway as Executive Vice President on April 21, 2016 following Kingsway’s acquisition of Argo Management Group, a private equity investment partnership co-founded by Mr. Fitzgerald in 2002. Effective March 8, 2017, Mr. Fitzgerald was appointed President and Chief Operating Officer of Kingsway. Prior to co-founding Argo Management Group, Mr. Fitzgerald was managing director of Adirondack Capital, LLC, a financial futures and derivatives trading firm, and he was a seat-owner on the Chicago Board of Trade. Mr. Fitzgerald was previously the CEO of Hunter MFG, LLP and, from 2006 to 2016, Mr. Fitzgerald served as its Chairman. Mr. Fitzgerald received a Bachelor of Science degree from DePaul University and is an MBA graduate of the Kellogg School of Management, Northwestern University. Mr. Fitzgerald’s education, background and experience qualify him for his role with Kingsway.

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

	Board Committee Membership:	Public Board Membership:
	Board	None
Compensation & Management Resources Committee
Audit Committee
Plan Committee

Doug Levine Age: 61 Residence: Florida, United States of America Director Since: May 30, 2018 Independent(2)	Doug Levine has been the President of Levine Management, a real estate developer, since January 2013. He graduated in 1980 from Tufts University with a Bachelor’s Degree in Economics.
	Board Committee Membership:	Public Board Membership:
	Board	None
Audit Committee
Investment Committee

Joseph D. Stilwell Age: 59 Residence: New York, United States of America Director Since: April 23, 2009 Independent(2)
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

	Board Committee Membership:	Public Board Membership:
	Board	Director, Wheeler Real Estate Investment Trust, Inc. since December 2019
Investment Committee
Nominating and Corporate Governance Committee
Compensation & Management Resources Committee
Plan Committee

Notes:

(1)	All of the directors attended the 2018 annual meeting of shareholders. The Corporation did not hold an annual meeting in 2019.

(2)	“Independent” refers to the standards of independence established under section 301 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the criteria for independence established by the NYSE and SEC.

KINGSWAY FINANCIAL SERVICES INC.

Executive Officers Who Are Not Directors

Name (Age)	Executive Officer Since	Current Position	Previous Business Experience
Kent A. Hansen (49)	February 2020	EVP and CFO
Mr. Hansen has served as CFO of KAI since November 2019 and Executive Vice President and CFO of the Corporation since February 2020. Prior to joining the Corporation, Mr. Hansen served as Chief Accounting Officer and Controller of LSC Communications, Inc. from 2016 to 2019. Prior to this, served as Vice President, Assistant Controller, of Baxalta, Incorporated, a biopharmaceutical company from 2015 to 2016. Prior to this, served in various finance and accounting roles from 2006 to 2015 with Scientific Games Corporation (formerly WMS Industries, Inc.), including Director of Accounting and SEC Reporting, Assistant Controller, and Group Chief Financial Officer. Prior to this, previous experience included roles in accounting and financial reporting at Accenture and as an auditor at Ernst and Young LLP.

Paul R. Hogan (36)	May 2019	Secretary and General Counsel
Mr. Hogan joined the Corporation as General Counsel on May 1, 2019 and was elected Secretary later that month. Prior to joining the Corporation, Mr. Hogan was a Senior Corporate Attorney for KapStone Paper and Packaging Corporation. Mr. Hogan joined KapStone after working in private legal practice, most recently with Greenberg Traurig LLP. Mr. Hogan holds an undergraduate degree from Indiana University, with majors in mathematics, economics and political science, and a Juris Doctorate from the Indiana University Maurer School of Law - Bloomington.

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
The Audit Committee
The Board has a standing Audit Committee which operates pursuant to a written charter adopted by the Board. The Audit Committee consists of three or more directors, each of whom is an outside director who is unrelated to the Corporation, free from any relationship that would interfere with the exercise of his or her independent judgment and each of whom is "independent" under the listing rules of the NYSE. Audit Committee members meet the requirements of all applicable securities laws and the NYSE. All members of the Audit Committee are financially literate, being defined as able to read and understand basic financial statements, and the Chair of the Audit Committee has accounting or related financial management expertise. At least one member of the Audit

KINGSWAY FINANCIAL SERVICES INC.

Committee is an "audit committee financial expert" as defined in the rules and regulations of the SEC. Pursuant to the Audit Committee Charter, members of the Audit Committee may not simultaneously serve on the audit committees of more than two other public companies without the approval of the Audit Committee.
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
As of July 10, 2020, the Audit Committee was comprised of Gregory P. Hannon (Chair), Terence M. Kavanagh and Doug Levine. The Board has determined that each member of the Audit Committee is "independent" and meets the financial literacy requirements of the NYSE listing standards, and that each member of the Audit Committee meets the enhanced independence standards established by the SEC (including Section 10A(m)(3) of and Rule 10A-3 under the Exchange Act). The following is a description of the education and experience of each member of the Audit Committee that is relevant to the performance of his responsibilities as a member of the Audit Committee:
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
The Audit Committee held five (5) meetings in the fiscal year ended December 31, 2019. The responsibilities and duties of the Audit Committee are set out in the Audit Committee’s charter, which was amended and adopted by the Board on May 23, 2019 and is available on the Corporation’s website at www.kingsway-financial.com.
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
Based upon the Audit Committee’s discussion with management and the Corporation’s independent auditors and the Audit Committee’s review of the representation of management and the report of the independent auditors to the Audit Committee, the

KINGSWAY FINANCIAL SERVICES INC.

Audit Committee recommended that the Board include the audited consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.
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
Item 11. Executive Compensation
Named Executive Officers for 2019
The following individuals are the named executive officers for 2019. Each of the following individuals, except for Mr. Baqar, held the position(s) set forth opposite his name as of December 31, 2019. Mr. Baqar held the position of Vice President until his separation from the Corporation on January 31, 2019. Mr. Hickey resigned from the Corporation, effective February 28, 2020.

Name	Title
John T. Fitzgerald	President & Chief Executive Officer(1)
William A. Hickey, Jr.	Executive Vice President & Chief Financial Officer(2)
Paul R. Hogan	Secretary and General Counsel(3)
Hassan R. Baqar	Former Vice President(4)

Notes:

(1)	Mr. Fitzgerald has served as Chief Executive Officer of the Company since September 2018.

(2)	Mr. Hickey served as Chief Financial Officer of the Company from August 2010 until February 2020.

(3)	Mr. Hogan has served as Secretary and General Counsel of the Company since May 2019.

(4)	Mr. Baqar served as Vice President of the Company from January 2014 until his resignation in January 2019.

KINGSWAY FINANCIAL SERVICES INC.

2019 Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers for the last three completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
John T. Fitzgerald, President & Chief Executive Officer	2019	500,000	—	—	—	—	32,360	532,360
	2018	432,564	250,000 (2)	—	—	—	28,876	461,440
	2017	350,000	—	—	—	—	20,235	370,235
William A. Hickey, Jr., Executive Vice President & Chief Financial Officer	2019	360,000	—	—	—	—	26,584	386,584
	2018	360,000	50,000 (2)	—	—	—	25,907	385,907
	2017	360,000	—	—	—	—	25,782	385,782
Paul R. Hogan, Secretary and General Counsel	2019	160,000	—	—	—	—	144	160,144
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
Hassan R. Baqar, Former Vice President	2019	20,000	—	—	—	—	242,871 (3)	262,871
	2018	240,000	—	—	—	—	12,240	252,240
	2017	205,000	—	—	—	—	12,177	217,177

Notes:

(1)
For each named executive officer, amounts reported in this column include employer-paid life insurance premiums and contributions to the Company’s 401(k) retirement plan and Employee Stock Purchase Plan. The Company also paid for executive wellness physicals for each of out named executive officers.

(2)	This amount represents a discretionary cash bonus paid to Messrs. Fitzgerald and Hickey in 2019 for work performed in 2018.

(3)
Includes $240,000 paid to Mr. Baqar in connection with the termination of his employment on January 31, 2019, as more particularly described in the Employment Separation Agreement and Release between Mr. Baqar and Kingsway America Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2019.

2019 Outstanding Equity Awards at Fiscal Year-End

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)
John T. Fitzgerald	40,000 (2)	n/a	4.67	April 20, 2020	500,000 (3)	$930,000
William A. Hickey, Jr.	—	n/a	n/a	n/a	229,500 (4)	$426,870
Paul R. Hogan	—	n/a	n/a	n/a	n/a	n/a
Hassan R. Baqar	—	n/a	n/a	n/a	n/a	n/a

KINGSWAY FINANCIAL SERVICES INC.

Notes:

(1)	The value of the Common Shares is based on the closing price of the Common Shares on the NYSE of $1.86 as of December 31, 2019, the last trading day of the fiscal year.

(2)	This amount represents 40,000 options granted April 20, 2016, which were immediately vested and exercisable as of that date.

(3)
This amount represents Restricted Common Shares awarded September 5, 2018, which become fully vested on March 28, 2024 if Mr. Fitzgerald remains in continuous employment with the Company through such date.

(4)
This amount represents Restricted Common Shares awarded March 28, 2014, which become fully vested as of the tenth anniversary of the date of grant if the participant remains in continuous employment with the Company through such anniversary or if Mr. Hickey’s employment is terminated due to a "Job Elimination". Such Restricted Common Shares vest on a pro rata basis if Mr. Hickey’s employment is terminated for reasons other than "Cause" or "Job Elimination". By agreement with the Company, Mr. Hickey’s Restricted Common Shares vested on a pro rata basis upon the termination of his employment in February 2020.

Options Exercises and Stock Vested in 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
John T. Fitzgerald	—	—	—	—
William A. Hickey, Jr.	—	—	—	—
Paul R. Hogan	—	—	—	—
Hassan R. Baqar	—	—	115,500 (3)	$250,635

(1)	This is the gross number of shares that vested without deduction for any shares withheld to satisfy tax withholding obligations.

(2)
This amount represents the the market value on the vesting date of the shares that vested, without regard to any related tax obligations. Market value was determined using the closing price per share of Common Shares on the vesting date.

(3)
All of Mr. Baqar’s outstanding restricted stock vested in connection with the termination of his employment on January 31, 2019, as more particularly described in the Employment Separation Agreement and Release between Mr. Baqar and Kingsway America Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2019.

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
Mr. Fitzgerald, Mr. Hickey and Mr. Baqar are (or were, prior to their respective dates of termination, in the cases of Messrs. Baqar and Hickey) entitled to receive severance benefits consisting of twelve months of base salary for a termination of employment by the Company, other than for “cause” or by such executive officer for "good reason" or "Constructive Termination," pursuant to the terms of their respective severance and employment arrangements. As defined in each of Messrs. Hickey and Baqar’s respective severance agreements, (A) "cause" means the executive’s involuntary termination due to commission of fraud, embezzlement, theft or other illegal or unethical act likely to materially damage the Company; commission of a terminable offense under the Company’s policies and procedures; conviction of certain crimes; breach of the executive’s confidentiality obligations or duty of loyalty; or the executive’s willful failure to follow the lawful directions of the Company and (B) "good reason" means the executive’s voluntary termination of employment due to a material reduction in the executive’s salary or authority or the Company’s breach of the severance agreement. Both Messrs. Baqar and Hickey received their full severance upon their respective employment terminations. As defined in Mr. Fitzgerald’s severance agreements, (A) "Cause" means the executive’s involuntary termination due to: (i) an intentional act of fraud, embezzlement, theft, or any other illegal act against the Company, any of which would constitute a felony; (ii) the executive’s improper disclosure or use of the Company’s confidential information but only where the Company has established that such disclosure or use has financially and materially injured the Company; or (iii) a material breach of the executive’s duty of loyalty to the Company but only where the Company has established that such breach has financially

KINGSWAY FINANCIAL SERVICES INC.

and materially injured the Company and (B) "Constructive Termination" means the voluntary termination of the executive’s employment within forty-five (45) days following written notice to each independent member of the Board setting forth in reasonable detail the occurrence of any of the following events without the executive’s written consent that is not cured by the Company within thirty (30) days after such notice: (i) any material diminution in job duties and responsibilities or the imposition of job requirements materially inconsistent with the executive’s position with the Company; (ii) a reduction in the executive’s then-current base salary, other than an across-the-board reduction of no more than ten percent (10%) in the base salary of all executive level employees, (iii) a material reduction in the executive’s annual incentive compensation opportunities; or (iv) the executive has established that he has been subject to a hostile work environment.

Each of the Corporation’s named executive officers for 2019, other than Mr. Hogan, is (or was, prior to their respective dates of termination, in the cases of Messrs. Baqar and Hickey) a party to a Restricted Stock Agreement with the Corporation under the Corporation’s 2013 Equity Incentive Plan. Under the terms of each such Restricted Stock Agreement, the applicable named executive officer received an award of restricted stock, subject to vesting and forfeiture. For details regarding the number of shares of restricted stock subject to each Restricted Stock Agreement, see the table labeled "2019 Outstanding Equity Awards at Fiscal Year-End". Each such Restricted Stock Agreement provides for accelerated vesting of the subject shares of restricted stock in the event the applicable named executive officer’s employment with the Corporation is terminated under certain circumstances and forfeiture of the subject shares of restricted stock in the event of a termination of employment for “Cause” (as defined in the applicable Restricted Stock Agreement). With respect to Messrs. Baqar and Hickey, their Restricted Stock Agreements provide for full acceleration of vesting upon termination of employment due to a "Job Elimination" and partial acceleration of vesting (prorated through the date of termination) upon an involuntary termination other than for "Cause" or "Job Elimination" or termination due to death or "Disability". As defined in Messrs. Baqar’s and Hickey’s Restricted Stock Agreements, (A) "Cause" means the executive’s involuntary separation from employment for any of the following reasons: (i) an intentional act of fraud, embezzlement, theft or any other illegal or unethical act in connection with the performance of the executive’s duties as an employee of the Corporation that the Corporation determines, acting in good faith, has materially injured or is highly likely to materially injure the Corporation, or any other terminable offense under the Corporation’s policies and practices; (ii) intentional damage to the Corporation’s assets; (iii) conviction of (or plea of nolo contendre to) any felony or other crime involving moral turpitude; (iv) improper, willful and material disclosure or use of the Corporation’s confidential information or other willful material breach of the executive’s duty of loyalty to the Corporation; (v) a willful, material violation of the Corporation’s policies and procedures as set out in its employee handbook or a material violation of the Corporation’s code of conduct that the Corporation determines, acting in good faith, has materially injured or is highly likely to materially injure the Corporation, monetarily or otherwise; or (vi) the executive’s willful failure or refusal to follow the lawful and good faith directions of the Corporation, as determined in good faith by the Corporation, (B) "Disability" means the inability of the executive to continue employment with the Corporation or a subsidiary due to a long-term disability for which benefits are claimed or received under an insurance plan established by the Corporation or a subsidiary, and (C) "Job Elimination" means the elimination of the executive’s employment position, whether due to a reduction in force or otherwise, as determined by the committee administering the 2013 Equity Incentive Plan. All shares of restricted stock held by Mr. Baqar vested in connection with the termination of his employment with Kingsway America Inc., as more particularly described in the Employment Separation Agreement and Release, dated as of January 31, 2019, by and between Mr. Baqar and Kingsway America Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 14, 2019. A pro rata portion of the shares of restricted stock held by Mr. Hickey vested in connection with the termination of his employment with Kingsway America Inc., as more particularly described in the Employment Separation Agreement and Release, dated as of February 28, 2020, by and between Mr. Hickey and Kingsway America Inc. filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on February 28, 2020.With respect to Mr. Fitzgerald, his Restricted Stock Agreements provides for partial acceleration of vesting (prorated through the date of termination) upon a termination of his employment other than for "Cause". As defined in Mr. Fitzgerald’s Restricted Stock Agreement, "Cause" means the executive’s involuntary termination of employment by the Corporation upon the occurrence of any of the following by the executive: (i) an intentional act of fraud, embezzlement, theft, or any other illegal act against the Corporation, any of which would constitute a felony; (ii) the executive’s improper disclosure or use of the Corporation’s confidential information but only where the Corporation has established that such disclosure or use has financially and materially injured the Corporation; or (iii) a material breach of the executive’s duty of loyalty to the Corporation but only where the Corporation has established that such breach has financially and materially injured the Corporation.

KINGSWAY FINANCIAL SERVICES INC.

Director Compensation – Narrative Description
The Corporation’s director compensation program is designed to provide nominal compensation for the risks and responsibilities of being a director. Only non-employee directors of the Board are remunerated for serving as directors of the Corporation. Non-employee directors received a single retainer fee, payable quarterly in advance, in the amount of CAD$100,000 for 2018. The Corporation also paid an additional fee of CAD$50,000 to each of the Chairman of the Board and the Chair of the Audit Committee until the end of the first fiscal quarter of 2019. In the first quarter of 2019, the exchange rate fluctuated between $1.00 = CAD$1.3631 and CAD$1.3095. The retainers were paid in the currency of each director’s country of residence. The foregoing compensation arrangements remained in effect through the Corporation’s first fiscal quarter of 2019. Effective April 1, 2019, the Corporation implemented the following changes to director compensation: (1) the amount of the retainer payable is fixed in U.S. dollars, with each non-employee director receiving an $80,000 annual retainer and the Chairmen of the Board and the Audit Committee each receiving an additional $40,000 annually, in each case, payable in quarterly installments in advance; and (2) all retainers are payable in U.S. dollars.
2019 Director Compensation
The following table provides information regarding the compensation of our non-employee directors for 2019.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Gregory P. Hannon	117,511	n/a	117,511
Terence M. Kavanagh	117,511	n/a	117,511
Joseph D. Stilwell	78,343	n/a	78,343
Doug Levine	78,343	n/a	78,343

Notes:

(1)
Amounts reported in this column include the annual retainer paid to each non-employee director, plus an additional fee paid to each of Messrs. Kavanagh and Hannon for serving as Chairman of the Board and Chair of the Audit Committee, respectively. During the first quarter of 2019, the annual retainer and the additional fees paid to Messrs. Kavanagh and Hannon were paid in the currency of each director’s country of residence and converted to U.S. dollars based on the exchange rates in effect at the time the payments were made. During the first quarter of 2019, Messrs. Hannon and Kavanagh were paid in Canadian dollars, and Messrs. Levine and Stilwell were paid in U.S. dollars. Effective April 1, 2019, all retainers and the additional fees were paid in U.S. dollars.

Compensation Committee Interlocks and Insider Participation
The Board has a standing Compensation & Management Resources Committee (the "Compensation Committee") which operates pursuant to a written charter adopted by the Board. The Compensation Committee shall consist of two or more directors, each of whom must satisfy the applicable independence requirements of the New York Stock Exchange and any other regulatory authorities. At least two members of the Committee also must qualify as “outside” directors within the meaning of Internal Revenue Code of 1986, as amended (the "Code") Section 162(m) and as "non-employee" directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board has determined that each member of the Compensation Committee in the fiscal year ended December 31, 2019 was independent under the criteria established by the applicable regulatory authorities.

The Compensation Committee held two (2) meetings in the fiscal year ended December 31, 2019. The responsibilities and duties of the Compensation Committee are set out in the Compensation Committee’s charter, which was amended and adopted by the Board on May 23, 2019 and is available on the Company’s website at www.kingsway-financial.com.
The primary purpose of the Compensation Committee is to:

(i)	Assist the Board in discharging its responsibilities in respect of compensation of the Company’s executive officers and subsidiary Presidents;

(ii)	Provide recommendations to the Board in connection with directors' compensation;

KINGSWAY FINANCIAL SERVICES INC.

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

As of July 10, 2020, the Compensation Committee was comprised of Joseph D. Stilwell (Chair) and Terence M. Kavanagh.

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
Security Ownership of Certain Beneficial Owners and Management
In accordance with U.S. securities laws, the following table sets forth certain information regarding beneficial ownership or control or direction, directly or indirectly, of the Common Shares as of July 10, 2020, by each shareholder (other than those shareholders for whom information is provided in the subsequent table) known by the Company to be a beneficial owner of more than 5% of the Company’s outstanding Common Shares.

Name and Address of Beneficial Owner	Number of Common Shares, Including Restricted Common Shares	Percent of Common Shares, Including Restricted Common Shares, Outstanding (1)
David Capital Partners, LLC(2) 737 N. Michigan Avenue, Suite 1405 Chicago, Illinois 60611	1,156,000	5.09%
Charles L. Frischer(3) 4404 52nd Avenue NE Seattle, Washington 98105	1,416,040	6.24%

KINGSWAY FINANCIAL SERVICES INC.

Notes:

(1)
All percentages in this column are calculated based upon: (i) the total number of Common Shares, including Restricted Common Shares, held by the beneficial owner (or all directors and executive officers as a group); plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days; divided by (ii) 22,711,069, being the total number of Common Shares, including Restricted Common Shares, outstanding as of July 10, 2020; plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days. Accordingly, this calculation is not based upon maximum dilution and instead assumes that only the beneficial owner (or all directors and executive officers as a group) exercises or converts all options, Series B Warrants and Preferred Shares exercisable or convertible within sixty (60) days.

(2)
Reflects the holdings as of March 3, 2020 that David Capital Partners, LLC reported in a Schedule 13G filed on March 12, 2020. It reported sole voting power and sole dispositive power with respect to 1,156,000 shares.

(3)
Reflects the holdings as of May 14, 2020 that Mr. Frischer reported in a Schedule 13D amendment filed on May 15, 2020. He reported sole voting power and sole dispositive power with respect to 1,416,040 shares.

In accordance with U.S. securities laws, the following table sets forth certain information regarding beneficial ownership or control or direction, directly or indirectly, of the Common Shares as of July 10, 2020, by: (i) each director and director nominee of the Company; (ii) the Chief Executive Officer and each additional executive officer named under the heading "2019 Summary Compensation Table" in the Proxy Statement; and (iii) all directors, director nominees and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the Common Shares indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is: 150 Pierce Road, 6th Floor, Itasca, IL, 60143.

Beneficial Owner	Number of Common Shares, Including Restricted Common Shares	Percent of Common Shares, Including Restricted Common Shares, Outstanding (1)
John T. Fitzgerald	1,027,019(2)	4.51%
Gregory P. Hannon	3,096,074(3)(4)	13.31%
Terence M. Kavanagh	3,096,074(3)(5)	13.31%
Oakmont Capital	3,096,074(3)(6)	13.31%
Doug Levine	1,436,973(7)	6.28%
Joseph D. Stilwell	5,679,539(8)	24.92%
William A. Hickey, Jr.	224,126 (9)	*
Paul R. Hogan	0	n/a
Hassan R. Baqar	136,743 (10)	*
All Directors, Director Nominees and Executive Officers as a Group (6 persons)	11,600,474	49.19%

* Indicates less than 1%.

(1)
All percentages in this column are calculated based upon: (i) the total number of Common Shares, including Restricted Common Shares, held by the beneficial owner (or all directors and executive officers as a group); plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days; divided by (ii) 22,711,069, being the total number of Common Shares, including Restricted Common Shares, outstanding as of July 10, 2020; plus the number of options, Series B Warrants and Preferred Shares, held by the beneficial owner (or all directors and executive officers as a group), exercisable or convertible within sixty (60) days. Accordingly, this calculation is not based upon maximum dilution and instead assumes that only the beneficial owner (or all directors and executive officers as a group) exercises or converts all options, Series B Warrants and Preferred Shares exercisable or convertible within sixty (60) days.

(2)	Mr. Fitzgerald owns 987,019 Common Shares, including 500,000 Restricted Common Shares, plus 40,000 options that are currently exercisable.

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

KINGSWAY FINANCIAL SERVICES INC.

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

(7)
Mr. Levine directly owns 991,484 Common Shares and 166,187 Common Shares issuable upon the conversion of 26,590 shares of Preferred Shares. Mr. Levine indirectly owns 90,200 Common Shares, through the holdings of family members, and 189,102 Common Shares via a trust.

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

(9)
Reflects the holdings of common shares reported by Mr. Hickey on a Form 4 filed on March 3, 2020, as corrected and adjusted for certain withholdings, and 25,500 Common Shares currently issuable upon exercise of Series B Warrants.

(10)
Reflects the holdings of common shares reported by Mr. Baqar on a Form 4 filed on February 1, 2019, as corrected and adjusted for certain withholdings, and 12,500 Common Shares currently issuable upon exercise of Series B Warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Transactions with Related Persons
For a description of the Company’s relationships and transactions with related persons, see Note 28, "Related Parties," to the Consolidated Financial Statements.

Item 14. Principal Accounting Fees and Services
Audit Fees
The aggregate fees billed by Plante & Moran, PLLC ("Plante Moran") for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries, including expenses reimbursed, were $544,179 related to fiscal year 2019. The aggregate fees billed by RSM US LLP ("RSM US") for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiaries, including expenses reimbursed, were $217,735 for partial year worked performed in fiscal year 2019 and $1,274,171 related to fiscal year 2018. The aggregate fees billed by BDO USA, LLP ("BDO USA") for professional services rendered for the audit of the consolidated financial statements of the Company and

KINGSWAY FINANCIAL SERVICES INC.

its subsidiaries, and for the reviews of the Company’s quarterly financial statements, including expenses reimbursed, were $140,000 for partial year worked performed in fiscal year 2019 and $108,768 for partial year worked performed in fiscal year 2018.
Audit-Related Fees
The aggregate audit-related fees, including expenses reimbursed, billed by Plante Moran for services rendered to the Company and its subsidiaries pertaining to the audit of the 401(k) plan were zero in fiscal year 2019. The aggregate audit-related fees, including expenses reimbursed, billed by RSM US for services rendered to the Company and its subsidiaries pertaining to the audit of the 401(k) plan were $18,703 in fiscal year 2018.
Tax Fees
The aggregate fees, including expenses reimbursed, billed by Plante Moran for tax compliance, tax advice and tax planning services were zero in fiscal year 2019. The aggregate fees, including expenses reimbursed, billed by RSM US for tax compliance, tax advice and tax planning services were zero in fiscal year 2018. The aggregate fees, including expenses reimbursed, billed by BDO USA for tax compliance, tax advice and tax planning services were zero in fiscal year 2018.
All Other Fees
The aggregate fees, including expenses reimbursed, billed by RSM US for services other than the services reported above under "Audit Fees," "Audit-Related Fees" and "Taxes" were zero in fiscal year 2018. The aggregate fees, including expenses reimbursed, billed by BDO USA for services other than the services reported above under "Audit Fees," "Audit-Related Fees" and "Taxes" were $60,015 related to fiscal year 2018.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2019 Annual Report on Form 10-K.
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
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Investments Other Than Investments in Related Parties

(in thousands)	December 31, 2019
	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$13,316	$13,316
States, municipalities and political subdivisions	601	600	600
Mortgage-backed	2,951	2,939	2,939
Corporate	5,338	5,340	5,340
Total fixed maturities	22,136	22,195	22,195
Equity investments:
Common stock	1,907	2,406	2,406
Warrants	988	15	15
Total equity investments	2,895	2,421	2,421
Limited liability investments (1)	3,841	—	3,841
Limited liability investments, at fair value	29,078	29,078	29,078
Investments in private companies	1,579	2,035	2,035
Real estate investments	10,225	10,662	10,662
Other investments (1)	1,009	—	1,009
Short-term investments (1)	155	—	155
Total investments	$70,918	$66,391	$71,396
(1) Cost approximates fair value for limited liability investments, other investments and short-term investments.

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2019	December 31, 2018

Assets
Investments in subsidiaries	$8,036	$16,843
Equity investments	—	71
Cash and cash equivalents	636	759
Investment in investee	—	951
Other assets	426	82
Total Assets	$9,098	$18,706
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$1,405	$444
Total Liabilities	1,405	444

Redeemable Class A preferred stock	6,819	5,800

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	354,101	353,890
Treasury stock, at cost	(492)	—
Accumulated deficit	(388,082)	(382,196)
Accumulated other comprehensive income	35,347	40,768
Shareholders' equity attributable to common shareholders	874	12,462
Total Liabilities, Class A preferred stock and Shareholders' Equity	$9,098	$18,706
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2019	2018
Revenues:
Net investment loss	$—	$(2)
Loss on change in fair value of equity investments	(27)	(211)
Total revenues	(27)	(213)
Expenses:
General and administrative expenses	2,389	223
Non-operating other expense	9	132
Equity in net (income) loss of investee	(169)	2,499
Total expenses	2,229	2,854
Loss from continuing operations before income tax (benefit) expense and equity in loss of subsidiaries	(2,256)	(3,067)
Income tax (benefit) expense	—	—
Equity in loss of subsidiaries	(2,057)	(25,269)
Net loss	$(4,313)	$(28,336)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2019	2018

Net loss	$(4,313)	$(28,336)
Other comprehensive (loss) income, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive (loss) income of subsidiaries	(5,409)	4,124
Other comprehensive (loss) income	(5,409)	4,124
Comprehensive loss	$(9,722)	$(24,212)
(1) Net of income tax (benefit) expense of $0 and $0 in 2019 and 2018, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE II. Financial Information of Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities:
Net loss	$(4,313)	$(28,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	2,057	25,269
Equity in net (income) loss of investee	(169)	2,499
Dividend received from investee	—	780
Stock-based compensation expense (benefit), net of forfeitures	1,230	(1,661)
Loss on change in fair value of equity investments	27	211
Other, net	38	138
Net cash used in operating activities	(1,130)	(1,100)
Investing activities:
Proceeds from sale of equity investments	672	215
Proceeds from sale of investee	395	1,001
Net cash provided by (used in) investing activities	1,067	1,216
Financing activities:
Capital contributions to subsidiaries	(60)	(45)
Net cash used in financing activities	(60)	(45)
Net (decrease) increase in cash and cash equivalents	(123)	71
Cash and cash equivalents at beginning of period	759	688
Cash and cash equivalents at end of period	$636	$759

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE III. Valuation and Qualifying Accounts

(in thousands)
	Balance at Beginning of Year	Charged to Income Tax (Benefit) Expense	Tax Act Rate Change	Disposals and Other	Balance at End of Year
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2019	$171,456	$1	$—	$1,954	$173,411
Year Ended December 31, 2018	$173,965	$4,562	$—	$(7,071)	$171,456

See accompanying report of independent registered accounting firm.

Item 16.     Form 10-K Summary

None.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	July 10, 2020	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	July 10, 2020

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial and accounting officer)	July 10, 2020

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	July 10, 2020

/s/ Gregory Hannon Gregory Hannon	Director	July 10, 2020

/s/ Doug Levine Doug Levine	Director	July 10, 2020

/s/ Joseph Stilwell Joseph Stilwell	Director	July 10, 2020

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
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

3.1	Certificate of Incorporation of Kingsway Financial Services Inc. (included as Exhibit 3.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

3.2	By-laws of Kingsway Financial Services Inc. (included as Exhibit 3.2 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

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

10.18	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.19	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.20	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.21	Restricted Stock Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.22	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

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

10.27	Letter Agreement, dated May 30, 2018, between the Company and Larry Swets (included as Exhibit 10.9 to Form 10-Q, Filed November 9, 2018, and incorporated herein by reference).

10.28
Employment Separation Agreement and Release, dated January 31, 2019, between Kingsway America Inc. and Hassan R. Baqar (included as Exhibit 10.1 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.29
Advisor Agreement, dated January 31, 2019, between Kingsway America Inc. and Sequoia Financial LLC (included as Exhibit 10.2 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.30
Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.31
Employment Separation Agreement and Release, dated as of February 28, 2020, by and between Kingsway America Inc. and William A. Hickey, Jr. (included as Exhibit 10.3 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.32
Consulting Agreement, dated as of February 28, 2020, by and between Kingsway America Inc. and William A. Hickey, Jr. (included as Exhibit 10.4 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

14	Kingsway Financial Services Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to Form 10-K, Filed March 16, 2018, and incorporated herein by reference).

21	Subsidiaries of Kingsway Financial Services Inc.

23.1	Consent of Plante & Moran, PLLC

23.2	Consent of RSM US LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

KINGSWAY FINANCIAL SERVICES INC.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

