Form 10-Q
period 2020-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2020-07-17
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-15204

Kingsway Financial Services Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	85-1792291 (I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of July 17, 2020 was 22,711,069.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $15,065 and $22,136, respectively)	$15,247	$22,195
Equity investments, at fair value (cost of $2,895 and $2,895, respectively)	1,825	2,421
Limited liability investments	3,776	3,841
Limited liability investments, at fair value	30,986	29,078
Investments in private companies, at adjusted cost	1,364	2,035
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	841	1,009
Short-term investments, at cost which approximates fair value	156	155
Total investments	64,857	71,396
Cash and cash equivalents	14,036	13,478
Restricted cash	17,891	12,183
Accrued investment income	562	562
Service fee receivable, net of allowance for doubtful accounts of $792 and $634, respectively	3,262	3,400
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	11,739	14,013
Deferred acquisition costs, net	8,744	8,604
Property and equipment, net of accumulated depreciation of $21,596 and $20,503, respectively	98,011	99,064
Right-of-use asset	3,178	3,327
Goodwill	82,104	82,104
Intangible assets, net of accumulated amortization of $13,716 and $13,142, respectively	85,850	86,424
Other assets	4,855	5,068
Total Assets	$395,089	$399,623
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	27,266	26,993
Income taxes payable	2,805	2,758
Deferred service fees	56,219	56,252
Unpaid loss and loss adjustment expenses	1,691	1,774
Bank loans	8,727	9,240
Notes payable	193,418	194,634
Subordinated debt, at fair value	40,387	54,655
Lease liability	3,392	3,529
Net deferred income tax liabilities	29,146	29,015
Total Liabilities	363,051	378,850

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at March 31, 2020 and December 31, 2019, respectively; 182,876 and 222,876 issued and outstanding at March 31, 2020 and December 31, 2019, respectively; redemption amount of $6,400 and $7,696 at March 31, 2020 and December 31, 2019, respectively	5,815	6,819

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at March 31, 2020 and December 31, 2019, respectively; 22,211,069 and 21,866,959 issued and outstanding at March 31, 20120 and December 31, 2019, respectively	—	—
Additional paid-in capital	355,067	354,101
Treasury stock, at cost; 247,450 and 247,450 outstanding at March 31, 2020 and December 31, 2019, respectively	(492)	(492)
Accumulated deficit	(389,196)	(388,082)
Accumulated other comprehensive income	47,078	35,347
Shareholders' equity attributable to common shareholders	12,457	874
Noncontrolling interests in consolidated subsidiaries	13,766	13,080
Total Shareholders' Equity	26,223	13,954
Total Liabilities, Class A preferred stock and Shareholders' Equity	$395,089	$399,623

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2020		2019
Revenues:

Service fee and commission income	$11,186		$9,815
Rental income	3,341		3,341
Other income	142		145
Total revenues	14,669		13,301
Operating expenses:
Claims authorized on vehicle service agreements	2,380		1,887
Loss and loss adjustment expenses	13		107
Commissions	1,303		918
Cost of services sold	403		1,359
General and administrative expenses	10,693		8,402
Leased real estate segment interest expense	1,499		1,527
Total operating expenses	16,291		14,200
Operating loss	(1,622)		(899)
Other revenues (expenses), net:
Net investment income	719	—	699
Net realized gains	208	—	315
(Loss) gain on change in fair value of equity investments	(597)	—	78
Gain on change in fair value of limited liability investments, at fair value	1,899		4,265
Net change in unrealized (loss) gain on private company investments	(670)		19
Other-than-temporary impairment loss	(117)	—	(75)
Non-operating other income	39	—	154
Interest expense not allocated to segments	(2,153)		(2,102)
Amortization of intangible assets	(574)		(521)
Gain on change in fair value of debt	2,645		576
Equity in net loss of investee	—		(33)
Total other revenues, net	1,399		3,375
(Loss) income before income tax expense (benefit)	(223)		2,476
Income tax expense (benefit)	170		(713)
Net (loss) income	(393)		3,189
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	721		211
Less: dividends on preferred stock	377		246
Net (loss) income attributable to common shareholders	$(1,491)		$2,732
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.07)		$0.13
Diluted:	$(0.07)		$0.13
Weighted-average shares outstanding (in ‘000s):
Basic:	22,069		21,841
Diluted:	22,069		21,841

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019

Net (loss) income	$(393)	$3,189
Other comprehensive income (loss), net of taxes(1):
Unrealized gains on available-for-sale investments:
Unrealized gains arising during the period	55	111
Reclassification adjustment for amounts included in net income	61	(6)
Change in fair value of debt attributable to instrument-specific credit risk	11,623	(945)
Other comprehensive income (loss)	11,739	(840)
Comprehensive income	11,346	2,349
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	729	217
Comprehensive income attributable to common shareholders	$10,617	$2,132
(1) Net of income tax expense (benefit) of $0 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(1,114)	—	(1,114)	721	(393)
Preferred stock dividends	—	—	(377)	—	—	—	(377)	—	(377)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	11,731	11,731	8	11,739
Stock-based compensation, net of forfeitures	—	—	(38)	—	—	—	(38)	—	(38)
Balance, March 31, 2020	22,211,069	$—	$355,067	$(492)	$(389,196)	$47,078	$12,457	$13,766	$26,223

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$—	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—	—
Net income	—	—	—	—	2,978	—	2,978	211	3,189
Preferred stock dividends	—	—	(246)	—	—	—	(246)	—	(246)
Other comprehensive (loss) income	—	—	—	—	—	(846)	(846)	6	(840)
Stock-based compensation	—	—	242	—	—	—	242	—	242
Balance, March 31, 2019	21,866,959	$—	$353,886	$—	$(379,218)	$39,922	$14,590	$12,013	$26,603
See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities:
Net (loss) income	$(393)	$3,189
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in net loss of investee	—	33
Equity in net (income) loss of limited liability investments	(23)	18
Depreciation and amortization expense	1,667	1,606
Stock-based compensation (benefit) expense, net of forfeitures	(38)	242
Net realized gains	(208)	(315)
Loss (gain) on change in fair value of equity investments	597	(78)
Gain on change in fair value of limited liability investments, at fair value	(1,899)	(4,265)
Net change in unrealized loss (gain) on private company investments	670	(19)
Gain on change in fair value of debt	(2,645)	(576)
Deferred income taxes, adjusted for Geminus liabilities assumed	131	(849)
Other-than-temporary impairment loss	117	75
Amortization of fixed maturities premiums and discounts	31	6
Amortization of note payable premium	(225)	(231)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired	138	(1,071)
Other receivables, net, adjusted for Geminus assets acquired	2,274	(783)
Deferred acquisition costs, net	(140)	(316)
Unpaid loss and loss adjustment expenses	(83)	(634)
Deferred service fees, adjusted for Geminus liabilities assumed	(33)	1,749
Other, net, adjusted for Geminus assets acquired and liabilities assumed	675	(708)
Net cash provided by (used in) operating activities	613	(2,927)
Investing activities:
Proceeds from sales and maturities of fixed maturities	8,646	2,694
Purchases of fixed maturities	(1,549)	(6,104)
Net proceeds from limited liability investments	87	—
Net proceeds from limited liability investments, at fair value	77	249
Net proceeds from investments in private companies	60	249
Net proceeds from other investments	52	1,335
Net (purchases of) proceeds from short-term investments	(1)	7
Acquisition of business, net of cash acquired	—	(4,321)
Net purchases of property and equipment, adjusted for Geminus assets acquired	(40)	(16)
Net cash provided by (used in) investing activities	7,332	(5,907)
Financing activities:
Distributions to noncontrolling interest holders	(43)	—
Taxes paid related to net share settlements of restricted stock awards	(83)	(89)
Principal proceeds from bank loan, net of debt issuance costs of $981	—	9,019
Principal payments on bank loans	(562)	(250)
Principal payments on notes payable	(991)	(894)
Net cash (used in) provided by financing activities	(1,679)	7,786
Net increase (decrease) in cash and cash equivalents and restricted cash	6,266	(1,048)
Cash and cash equivalents and restricted cash at beginning of period	25,661	31,578
Cash and cash equivalents and restricted cash at end of period	$31,927	$30,530

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2019 Annual Report") for the year ended December 31, 2019.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2019 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.
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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as set forth below there have been no material changes to our significant accounting policies as reported in our 2019 Annual Report.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $4.0 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately nine months of operating cash outflows. These amounts are reflected in the cash and cash equivalents of $14.0 million and $13.5 million reported at March 31, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of March 31, 2020 and June 30, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $10.4 million at March 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2020, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. The adoption of ASU 2017-04 did not have an impact on the Company's consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Effective January 1, 2020, the Company adopted ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). Among other things, ASU 2018-17 changes how all entities that apply the variable interest entity ("VIE") guidance evaluate decision making fees. Under ASU 2018-17, when an entity determines whether a decision-making fee is a variable interest, it considers indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. The new approach is consistent with how indirect interests held by related parties under common control are evaluated when determining whether a reporting entity is the primary beneficiary of a VIE. The adoption of ASU 2018-17 did not have an impact on the Company's consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. As the amendments are only disclosure related, the effect of adoption did not have a material impact on the Company's consolidated financial statements.

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
This acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Goodwill of $7.4 million was recognized, and $5.7 million of separately identifiable intangible assets were recognized resulting from the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

valuations of acquired customer relationships and trade names. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.
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

(b)     Discontinued Operations
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation, and the results of their operations are reported separately for all periods presented. The Company recognized a loss on disposal of Mendota of zero for the three months ended March 31, 2020 and March 31, 2019. The Company recognized a loss on disposal of Mendota of $1.5 million for the year ended December 31, 2019.

The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

of expenses, the Company recorded a loss of $1.5 million related to the settlement of the remaining specified claim, which is reported as loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2019. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2020 and December 31, 2019 are summarized in the tables shown below:

(in thousands)	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$5,503	$126	$—	$5,629
States, municipalities and political subdivisions	600	3	—	603
Mortgage-backed	4,009	48	3	4,054
Corporate	4,953	22	14	4,961
Total fixed maturities	$15,065	$199	$17	$15,247

(in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$74	$4	$13,316
States, municipalities and political subdivisions	601	—	1	600
Mortgage-backed	2,951	2	14	2,939
Corporate	5,338	8	6	5,340
Total fixed maturities	$22,136	$84	$25	$22,195

The table below summarizes the Company's fixed maturities at March 31, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,166	$4,183
Due after one year through five years	9,530	9,676
Due after five years through ten years	538	549
Due after ten years	831	839
Total	$15,065	$15,247

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of March 31, 2020 and December 31, 2019. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
States, municipalities and political subdivisions	$100	$—	$—	$—	$100	$—
Mortgage-backed	354	3	149	—	503	3
Corporate	1,176	12	199	2	1,375	14
Total fixed maturities	$1,630	$15	$348	$2	$1,978	$17

(in thousands)					December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$305	$—	$1,002	$4	$1,307	$4
States, municipalities and political subdivisions	—	—	453	1	453	1
Mortgage-backed	1,063	1	1,271	13	2,334	14
Corporate	2,495	4	526	2	3,021	6
Total fixed maturities	$3,863	$5	$3,252	$20	$7,115	$25
There are approximately 14 and 48 individual available-for-sale investments that were in unrealized loss positions as of March 31, 2020 and December 31, 2019, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of $0.1 million and zero for other-than-temporary impairment related to other investments for the three months ended March 31, 2020 and March 31, 2019, respectively, and zero and $0.1 million for other-than-temporary impairment related to limited liability investments for the three months ended March 31, 2020 and March 31, 2019, respectively. There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three months ended March 31, 2020 and March 31, 2019, respectively.

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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2020 and December 31, 2019, the carrying value of limited liability investments totaled $3.8 million and $3.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At March 31, 2020, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). Prior to the fourth quarter of 2019, limited liability investments, at fair value included the Company's investment in 1347 Investors LLC ("1347 Investors").
The fair value of the Company's investment in 1347 Investors was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock.
During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly.  Through the first quarter of 2020, the Limbach common stock price has declined, which has resulted in a loss on change in fair value of $0.6 million.
As of March 31, 2020 and December 31, 2019, the carrying value of the Company's limited liability investments, at fair value was $31.0 million and $29.1 million, respectively. The Company recorded no impairments related to limited liability investments, at fair value for the three months ended March 31, 2020 and March 31, 2019. At March 31, 2020, the Company has no unfunded commitments to fund limited liability investments, at fair value.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2020 and December 31, 2019, the carrying value of the Company's investments in private companies totaled $1.4 million and $2.0 million, respectively. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded adjustments of zero and less than $0.1 million, respectively, to adjust the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.
The Company performs a quarterly impairment analysis of its investments in private companies. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	the opinions of external investment and portfolio managers;

•	the financial condition and prospects of the investee;

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

•	recent operating trends and forecasted performance of the investee;

•	current market conditions in the geographic area or industry in which the investee operates;

•	changes in credit ratings; and

•	changes in the regulatory environment.

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $0.7 million and zero for the three months ended March 31, 2020 and March 31, 2019, respectively, which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The impairment recorded for the three months ended March 31, 2020 is a result of the impact of COVID-19 on the investment's underlying business.
Real estate investments are reported at fair value. As of March 31, 2020 and December 31, 2019, the carrying value of the Company's real estate investments totaled $10.7 million.
Other investments include collateral loans and are reported at their unpaid principal balance. As of March 31, 2020 and December 31, 2019, the carrying value of other investments totaled $0.8 million and $1.0 million, respectively.
Net investment income for the three months ended March 31, 2020 and March 31, 2019 is comprised as follows:

(in thousands)	Three months ended March 31,
	2020	2019
Investment income:
Interest from fixed maturities	$102	$73
Dividends	45	58
Income (loss) from limited liability investments	23	(18)
Income from limited liability investments, at fair value	234	235
Income from real estate investments	200	200
Other	127	178
Gross investment income	731	726
Investment expenses	(12)	(27)
Net investment income	$719	$699
Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the three months ended March 31, 2020 and March 31, 2019 are comprised as follows:

(in thousands)	Three months ended March 31,
	2020	2019
Gross realized gains	$208	$315
Gross realized losses	—	—
Net realized gains gains	$208	$315
(Loss) gain on change in fair value of equity investments for the three months ended March 31, 2020 and March 31, 2019 is comprised as follows:

(in thousands)	Three months ended March 31,
	2020	2019
Net losses recognized on equity investments sold during the period	$—	$—
Change in unrealized (losses) gains on equity investments held at end of the period	(597)	78
(Loss) gain on change in fair value of equity investments	$(597)	$78
Short-term investments and fixed maturities with an estimated fair value of $0.2 million at March 31, 2020 and December 31, 2019, were on deposit with state and provincial regulatory authorities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The Company also has restricted cash of $17.9 million and $12.2 million at March 31, 2020 and December 31, 2019, respectively. Included in restricted cash are (i) zero and $1.1 million at March 31, 2020 and December 31, 2019, respectively, held in escrow as part of the transaction to sell Mendota; (ii) $15.3 million and $8.6 million at March 31, 2020 and December 31, 2019, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus; (iii) $2.0 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively, on deposit with state and provincial regulatory authorities; and (iv) $0.6 million at March 31, 2020 and December 31, 2019, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

Impact of COVID-19 on Investments
As discussed in Note 24, "Subsequent Events," in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

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

NOTE 7 INVESTMENT IN INVESTEE
The Company formerly held an investment in the common stock of Itasca Capital Ltd. ("ICL") that was recorded as investment in investee in the consolidated balance sheets. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(b), "Related Parties," for more information. For the three months ended March 31, 2019, equity in net loss of investee was less than $0.1 million.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606, Revenue from Contracts with Customers.
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2020 and March 31, 2019 are comprised as follows:

(in thousands)	Three months ended March 31,
	2020	2019
Beginning balance, net	$8,604	$6,904
Additions	1,096	1,201
Amortization	(956)	(885)
Balance at March 31, net	$8,744	$7,220

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

NOTE 9 INTANGIBLE ASSETS
Intangible assets at March 31, 2020 and December 31, 2019 are comprised as follows:

(in thousands)		March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,628	$1,290
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	6,044	6,602
In-place lease	1,125	234	891
Non-compete	266	130	136
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$13,716	$85,850

(in thousands)		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,505	$1,413
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	5,622	7,024
In-place lease	1,125	218	907
Non-compete	266	117	149
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$13,142	$86,424
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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $0.6 million and $0.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three months ended March 31, 2020 and March 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2020 and December 31, 2019 are comprised as follows:

(in thousands)			March 31, 2020
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	15,328	75,980
Buildings	580	54	526
Leasehold improvements	159	111	48
Furniture and equipment	1,127	1,019	108
Computer hardware	5,313	5,084	229
Total	$119,607	$21,596	$98,011

(in thousands)		December 31, 2019
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	14,295	77,013
Buildings	580	50	530
Leasehold improvements	156	109	47
Furniture and equipment	1,121	1,010	111
Computer hardware	5,282	5,039	243
Total	$119,567	$20,503	$99,064

NOTE 11 VEHICLE SERVICE AGREEMENT LIABILITY
Vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement fees are initially recorded as deferred service fees. On a quarterly basis, the Company compares the remaining deferred service fees balance to the estimated amount of expected future claims under the vehicle service agreement contracts and records an additional accrual if the deferred service fees balance is less than expected future claims costs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of March 31, 2020 and March 31, 2019 were as follows:

(in thousands)	March 31, 2020	March 31, 2019
Balance at January 1, net	$51,723	$43,734
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	—	10,792
Gross service fees for vehicle service agreements sold	4,666	6,055
Recognition of service fees on vehicle service agreements	(5,701)	(5,367)
Liability for claims authorized on vehicle service agreements	2,380	1,887
Payments of claims authorized on vehicle service agreements	(1,475)	(970)
Re-estimation of deferred service fees	(121)	(148)
Balance at March 31, net	$51,472	$55,983
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	March 31,	December 31,
	2020	2019
Deferred service fees	$50,946	$51,226
Accrued expenses and other liabilities	526	497
Balance at end of period, net	$51,472	$51,723
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of March 31, 2020 and March 31, 2019 were as follows:

(in thousands)	March 31, 2020	March 31, 2019
Balance at beginning of period, gross	$1,774	$2,073
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at beginning of period, net	1,774	2,073
Incurred related to:
Current year	—	—
Prior years	13	107
Paid related to:
Current year	—	—
Prior years	(96)	(741)
Balance at end of period, net	1,691	1,439
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at end of period, gross	$1,691	$1,439
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The unfavorable development for the three months ended March 31, 2020 and March 31, 2019 was related to an increase in loss adjustment expenses at Amigo.
NOTE 13 DEBT
Debt consists of the following instruments at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020			December 31, 2019
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$—	$—	$—	$437	$437	$435
KWH Loan	9,500	8,727	10,966	9,625	8,803	11,820
Total bank loans	9,500	8,727	10,966	10,062	9,240	12,255
Notes payable:
Mortgage	168,938	177,192	182,941	169,818	178,297	182,265
Flower Note	7,226	7,226	7,890	7,337	7,337	8,071
Net Lease Note	9,000	9,000	8,785	9,000	9,000	9,396
Total notes payable	185,164	193,418	199,616	186,155	194,634	199,732
Subordinated debt	90,500	40,387	40,387	90,500	54,655	54,655
Total	$285,164	$242,532	$250,969	$286,717	$258,529	$266,642

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Bank loans:
As part of the acquisition of PWSC on October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0% (the "PWSC Loan"). The carrying value of the PWSC Loan represents its unpaid principal balance. The fair value of the PWSC Loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities. The PWSC Loan was scheduled to mature on October 12, 2022; however, the remaining principal was fully repaid on January 30, 2020.
As part of the acquisition of Geminus on March 1, 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH") and contributed IWS and Trinity Warranty Solutions LLC (Trinity") to KWH, which then borrowed a principal amount of $10.0 million from a bank at an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25% (the "KWH Loan"), using most of the proceeds to acquire Geminus. The KWH Loan matures on March 1, 2024. As part of the KWH Loan, KWH also issued warrants (the "KWH Warrants") to the lender exercisable to purchase an aggregate 1.25% membership interest in KWH. The Company allocated $0.4 million of the KWH loan proceeds to a liability, recorded as part of accrued expenses and other liabilities in the consolidated balance sheets, to reflect the estimated fair value of the KWH Warrants, as the warrants contain a put right exercisable by the holder. Changes in the estimated fair value of the KWH Warrants are recorded in the consolidated statements of operations. The Company also recorded as a discount to the carrying value of the KWH Loan issuance costs of $1.0 million specifically related to the KWH Loan. The KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the discount using the effective interest rate method. The fair value of the KWH Loan disclosed in the table above is derived from quoted market prices of BB minus rated industrial bonds with similar maturities. The KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.
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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at March 31, 2020 of $7.2 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at March 31, 2020 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities. Net Lease is exploring alternatives given that the Net Lease Note matures later this year and has commenced discussions with various parties.

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $14.3 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and March 31, 2020, $11.6 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income and $2.6 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2020, deferred interest payable of $10.4 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.  Due to the delay in filing its 2019 Annual Report, the Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures.  As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2020, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2019 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.

NOTE 14 LEASES
The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective adoption method. The adoption resulted in an increase of the ROU assets of approximately $2.7 million and lease liabilities of $2.9 million. The difference of $0.2 million relates to straight-line rent accruals and lease incentive liabilities that were reclassified to ROU assets for operating leases.
Lessee Leases
Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended March 31, 2020 were $0.2 million and de minimis, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The annual maturities of lease liabilities as of March 31, 2020 were as follows:

(in thousands)	Lease Commitments
2020	$549
2021	802
2022	824
2023	624
2024	550
2025 and thereafter	546
Total undiscounted lease payments	3,895
Imputed interest	503
Total lease liabilities	$3,392
The weighted-average remaining lease term for our operating leases was 5.46 years as of March 31, 2020. The weighted average discount rate of our operating leases was 5.32% as of March 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the March 31, 2020 and March 31, 2019. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023 and $0.1 million for 2024. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 10, "Property and Equipment").
Lease income related to operating leases for the three months ended March 31, 2020 and March 31, 2019 was $3.3 million and $3.3 million, respectively.
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(15,382)	(14,345)
Net property and equipment leased	$97,626	$98,663

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

As of March 31, 2020, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2020	$8,913
2021	12,099
2022	12,371
2023	12,649
2024	12,934
Thereafter	136,963
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended March 31,
	2020	2019

Vehicle service agreement fees - IWS and Geminus	$7,707	$5,366
GAP commissions - IWS and Geminus	269	265
Maintenance support service fees - Trinity	554	1,968
Warranty product commissions - Trinity	861	582
Homebuilder warranty service fees - PWSC	1,437	1,423
Homebuilder warranty commissions - PWSC	358	211

Service fee and commission income	$11,186	$9,815

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

For the model related to the sale of a GAP contract performance obligation, IWS makes judgments about which of its actual costs are associated with selling activities. For the model related to the GAP claims administration performance obligation, IWS makes judgments about which of its actual costs are associated with claim-handling activities, which are performed over the life of the GAP contract period. The relative percentage of expected costs plus a margin associated with the sale of a GAP contract performance obligation is applied to the transaction price to determine the estimated standalone selling price of the sale of a GAP contract performance obligation, which IWS recognizes as earned at the time of the GAP contract sale. The relative percentage of expected costs plus a margin associated with the GAP claims administration performance obligation is applied to the transaction price to

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

determine the estimated standalone selling price of the GAP claims administration performance obligation, which IWS recognizes as earned as services are performed over the GAP contract period.

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

PWSC’s homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. PWSC receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services over the warranty term.

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

PWSC’s homebuilder warranty commissions include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. PWSC acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions are earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earns fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which are earned when the claims are closed.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Geminus' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2020 and December 31, 2019 were $3.3 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 43.7% of the deferred service fees as of March 31, 2020. Approximately $5.5 million of service fee and commission income recognized during the three months ended March 31, 2020 was included in deferred service fees as of December 31, 2019.

NOTE 16 INCOME TAXES
Income tax expense (benefit) for the three months ended March 31, 2020 and March 31, 2019 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2020		2019
Income tax (benefit) expense at United States statutory income tax rate	$(47)		$520
Valuation allowance	241		(1,331)
Non-deductible compensation	(43)	66	9
Investment income	(128)		(23)
State income tax	38		26
Change in unrecognized tax benefits(1)	68		70
Indefinite life intangibles	54		33
Other	(13)		(17)
Income tax expense (benefit)	$170		$(713)
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2020 and December 31, 2019. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2020 and December 31, 2019 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $29.1 million and $29.0 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.8 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets and $0.7 million relates to deferred income tax assets associated with state income taxes. At December 31, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.7 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.6 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

As of March 31, 2020 and December 31, 2019, the Company carried a liability for unrecognized tax benefits of $1.4 million which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million related to interest and penalty accruals for each of the three months ended March 31, 2020 and March 31, 2019. At March 31, 2020 and December 31, 2019, the Company carried an accrual for the payment of interest and penalties of $1.4 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets.

NOTE 17 (LOSS) EARNINGS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three months ended March 31, 2020 and March 31, 2019:

(in thousands, except per share data)	Three months ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(393)	$3,189
Less: net income attributable to noncontrolling interests	(721)	(211)
Less: dividends on preferred stock	(377)	(246)
Net (loss) income attributable to common shareholders	$(1,491)	$2,732
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,069	21,841
Weighted average diluted shares
Weighted average common shares outstanding	22,069	21,841
Effect of potentially dilutive securities
Stock options	—	—
Unvested restricted stock awards	—	—
Warrants	—	—
Convertible preferred stock	—	—
Total weighted average diluted shares	22,069	21,841
Basic (loss) earnings per share	$(0.07)	$0.13
Diluted (loss) earnings per share	$(0.07)	$0.13
Basic loss per share is calculated using weighted-average common shares outstanding. Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a net loss for the three months ended March 31, 2020, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.
The following weighted-average potentially dilutive securities are not included in the diluted (loss) earnings per share calculations above because they would have had an antidilutive effect on the (loss) earnings per share from continuing operations:

	Three months ended March 31,
	2020	2019
Stock options	40,000	40,000
Unvested restricted stock awards	500,000	976,950
Warrants	4,423,765	4,673,765
Convertible preferred stock	1,142,975	1,392,975
Total	6,106,740	7,083,690

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

NOTE 18 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2020:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	40,000	$4.67	0.3	$—
Granted	—	—
Expired	—	—
Outstanding at March 31, 2020	40,000	$4.67	0.1	$—
Exercisable at March 31, 2020	40,000	$4.67	0.1	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the March 31, 2020 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the three months ended March 31, 2020.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at March 31, 2020 was zero.
On September 5, 2018, the Company executed an Amended and Restated Restricted Stock Award Agreement ("Amended RSA Agreement") with its former Chief Executive Officer. Pursuant to the terms of the Amended RSA Agreement, the Company granted to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Modified Restricted Stock Award"). The Company deemed the 2018 Modified Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. As a result, the Company cancelled 102,550 of the 350,000 shares of the 2018 Modified Restricted Stock Award to satisfy the tax withholding obligation. The remaining 247,450 shares of the 2018 Modified Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. Pursuant to the Amended RSA Agreement, the 2018 Modified Restricted Stock Award is to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members.
Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Amended RSA Agreement. On October 31, 2019, the Company executed an agreement to acquire the remaining 247,450 shares of the 2018 Modified Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 22, "Related Parties," for further discussion.

During the fourth quarter of 2019, the Company recorded $0.6 million of compensation expense equal to the fair value of the remaining 247,450 fully vested shares of the 2018 Modified Restricted Stock Award. The grant-date fair value of the 2018 Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the modification date.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

On January 31, 2019, the Company executed an Employee Separation Agreement and Release ("2019 Separation Agreement") with a former officer. The 2019 Separation Agreement modified the vesting terms related to 115,500 shares of the original 2014 Restricted Stock Awards ("2014 Modified Restricted Stock Award"), such that they became fully vested on January 31, 2019. The Company deemed the 2014 Modified Restricted Stock Award to be taxable to the former officer on the vesting date. Pursuant to the terms of the 2013 Plan and the 2019 Separation Agreement, the former officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 36,269 of the 115,500 shares of the 2014 Modified Restricted Stock Award and recognized payroll tax expense of $0.1 million during the first quarter of 2019.
The Company also recorded during the first quarter of 2019 $0.1 million of compensation expense equal to the fair value of the remaining 79,231 fully vested shares of the 2014 Modified Restricted Stock Award. The grant-date fair value of the 2014 Modified Restricted Stock Award was determined using the closing price of Kingsway common stock on the grant date.

On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020.
The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards ("2020 Restricted Stock Award") became partially vested on February 28, 2020. The Company deemed the 2020 Restricted Stock Award to be taxable to the former officer on the vesting date. Pursuant to the terms of the 2013 Plan, the former officer was entitled to satisfy the tax withholding obligation by authorizing the Company to withhold restricted common shares, which would otherwise be deliverable, having an aggregate fair market value, determined as of the tax date, equal to the tax withholding obligation. The former officer chose to satisfy the tax withholding obligation in this manner. As a result, the Company cancelled 41,677 of the 135,787 shares of the 2020 Restricted Stock Award and recognized payroll tax expense of $0.1 million during the first quarter of 2020. Total unamortized compensation expense related to the unvested 2020 Restricted Stock Award at March 31, 2020 was zero.
On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2020 was $1.5 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2020 Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2020:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2019	729,500	$5.23
Vested	(94,110)	4.14
Cancelled for Tax Withholding	(41,677)	4.14
Forfeited	(93,713)	4.14
Unvested at March 31, 2020	500,000	$5.73
The unvested balance at March 31, 2020 in the table above is comprised of 500,000 shares of the 2018 Restricted Stock Award.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. At March 31, 2020, the Company determined that the performance condition component is not probable of being achieved. As a result, no compensation expense has been recorded related to the performance condition component through March 31, 2020. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At March 31, 2020, there were 750 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at March 31, 2020 was $0.6 million.
Total stock-based compensation, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was a benefit of less than $0.1 million and an expense of $0.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2020 and March 31, 2019 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. However, the unaudited consolidated statements of comprehensive income present the components of other comprehensive income (loss), net of tax, only for the three months ended March 31, 2020 and March 31, 2019 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

(in thousands)	Three months ended March 31, 2020
	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2020	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	47	—	11,623	11,670
Amounts reclassified from accumulated other comprehensive income	61	—	—	61
Net current-period other comprehensive income	108	—	11,623	11,731

Balance at March 31, 2020	$167	$(3,286)	$50,197	$47,078

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

(in thousands)	Three months ended March 31, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at January 1, 2019	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	105	—	(945)	—	(840)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	—	(6)
Net current-period other comprehensive income income	99	—	(945)	—	(846)

Balance at March 31, 2019	$(61)	$(3,286)	$43,314	$(45)	$39,922
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019:

(in thousands)	Three months ended March 31,
	2020	2019
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(61)	$6
Other-than-temporary impairment loss	—	—
(Loss) income before income tax expense (benefit)	(61)	6
Income tax expense (benefit)	—	—
Net (loss) income	$(61)	$6
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2020 and March 31, 2019 were:

(in thousands)	Three months ended March 31,
	2020	2019
Revenues:
Extended Warranty:
Service fee and commission income	$11,186	$9,815
Other income	74	75
Total Extended Warranty	11,260	9,890
Leased Real Estate:
Rental income	3,341	3,341
Other income	68	70
Total Leased Real Estate	3,409	3,411
Total revenues	$14,669	$13,301

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated net (loss) income for the three months ended March 31, 2020 and March 31, 2019 were:

(in thousands)	Three months ended March 31,
	2020	2019
Segment operating income:
Extended Warranty	$850	$567
Leased Real Estate	597	452
Total segment operating income	1,447	1,019
Net investment income	719	699
Net realized gains	208	315
(Loss) gain on change in fair value of equity investments	(597)	78
Gain on change in fair value of limited liability investments, at fair value	1,899	4,265
Net change in unrealized (loss) gain on private company investments	(670)	19
Other-than-temporary impairment loss	(117)	(75)
Interest expense not allocated to segments	(2,153)	(2,102)
Other income and expenses not allocated to segments, net	(3,030)	(1,764)
Amortization of intangible assets	(574)	(521)
Gain on change in fair value of debt	2,645	576
Equity in net loss of investee	—	(33)
(Loss) income before income tax expense (benefit)	(223)	2,476
Income tax expense (benefit)	170	(713)
Net (loss) income	$(393)	$3,189
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

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
Limited liability investments, at fair value - Limited liability investments, at fair value include the underlying investments of Net Lease and Argo Holdings. Net Lease owns investments in limited liability companies that hold investment properties. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

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

Real estate investments - The fair value of real estate investments involves a combination of the market and income valuation techniques. Under this approach, a market-based capitalization rate is derived from comparable transactions, adjusted for any unique characteristics of each asset, and applied to the asset under consideration. The cap rates used during underwriting and subsequent valuation incorporate the consideration of risks of vacancy and collection loss, administrative costs of owning net

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

leased assets and possible capital expenditures that could be determined a landlord expense. These investments are categorized in Level 3 of the fair value hierarchy.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			March 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$5,629	$—	$5,629	$—	$—
States, municipalities and political subdivisions	603	—	603	—	—
Mortgage-backed	4,054	—	4,054	—	—
Corporate	4,961	—	4,961	—	—
Total fixed maturities	15,247	—	15,247	—	—
Equity investments:
Common stock	1,817	1,817	—	—	—
Warrants	8	3	5	—	—
Total equity investments	1,825	1,820	5	—	—
Limited liability investments, at fair value	30,986	—	—	4,413	26,573
Real estate investments	10,662	—	—	10,662	—
Other investments	841	—	841	—	—
Short-term investments	156	—	156	—	—
Total assets	$59,717	$1,820	$16,249	$15,075	$26,573

Liabilities:
Subordinated debt	$40,387	$—	$40,387	$—	$—
Warrant liability	216	—	—	216	—
Total liabilities	$40,603	$—	$40,387	$216	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

(in thousands)			December 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,316	$—	$13,316	$—	$—
States municipalities and political subdivisions	600	—	600	—	—
Mortgage-backed	2,939	—	2,939	—	—
Corporate	5,340	—	5,340	—	—
Total fixed maturities	22,195	—	22,195	—	—
Equity investments:
Common stock	2,406	2,406	—	—	—
Warrants	15	5	10	—	—
Total equity investments	2,421	2,411	10	—	—
Limited liability investments, at fair value	29,078	—	—	4,392	24,686
Real estate investments	10,662	—	—	10,662	—
Other investments	1,009	—	1,009	—	—
Short-term investments	155	—	155	—	—
Total assets	$65,520	$2,411	$23,369	$15,054	$24,686

Liabilities:
Subordinated debt	$54,655	$—	$54,655	$—	$—
Warranty liability	249	—	—	249	—
Total liabilities	$54,904	$—	$54,655	$249	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2020 and March 31, 2019:

(in thousands)	Three months ended March 31,
	2020	2019
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,392	$4,124
Purchases	—	75
Distributions received	(77)	(324)
Realized gains included in net (loss) income	86	69
Change in fair value of limited liability investments, at fair value included in net (loss) income	12	116
Ending balance	$4,413	$4,060
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$12	$116
Included in other comprehensive income (loss)	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—
Included in other comprehensive income (loss)	—	—
Ending balance - assets	$15,075	$14,722
Liabilities:
Warrant liability:
Beginning balance	$249	$—
Issuance of warrants	—	361
Change in fair value of warrant liability included in net (loss) income	(33)	(44)
Ending balance - liabilities	$216	$317
Unrealized gains recognized on warrant liability held at end of period:
Included in net (loss) income	$(33)	$(44)
Included in other comprehensive income (loss)	$—	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2020 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,413	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$216	Market approach	Valuation multiple	6.0x

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2019:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,392	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$249	Market approach	Valuation multiple	6.0x

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2020:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$26,573	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$24,686	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2020, the Company recorded adjustments to increase the fair value of an certain investments in private companies for observable price changes of zero and less than $0.1 million, respectively, which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of $0.7 million and zero for the three months ended March 31, 2020 and March 31, 2019, respectively, which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The impairment recorded for the three months ended March 31, 2020 is a result of the impact of COVID-19 on the investment's underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At March 31, 2020 and December 31, 2019, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2020 and 2019, the Company funded approximately zero and $0.6 million, respectively, in response to Capital Calls. During 2019, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the three months ended March 31, 2020.

(b)    Itasca Capital Ltd.
The Company formerly held an investment in the common stock of ICL, a publicly traded Canadian corporation, that was recorded as investment in investee in the consolidated balance sheets. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. The Company owned zero common shares of ICL at March 31, 2020 and December 31, 2019.

Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, to a third party for cash proceeds totaling C$0.7 million. On October 31, 2019, the Company executed an agreement to sell 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, to Larry G. Swets, Jr. ("Swets") for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019.

The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to the Amended RSA Agreement executed on September 5, 2018 related to Swets’ departure from the Company. Refer to Note 18, "Stock-Based Compensation," for further information. Pursuant to the Amended RSA Agreement, Swets retained 350,000 shares of restricted Company common stock that were to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members. Pursuant to a Distribution and Redemption Agreement, dated as of September 30, 2019, by and among 1347 Investors and its members, the Company received distributions of cash proceeds of $0.6 million, 594,750 shares of Limbach common stock and 400,000 warrants, exercisable at $15 and expiring July 20, 2023, on Limbach common shares, which the Company deemed as having satisfied the performance obligations described in the Amended RSA Agreement. Also, pursuant to the Amended RSA Agreement, Swets exercised his right to authorize the Company to withhold 102,550 shares of restricted Company common stock, which would otherwise have been delivered or available for vesting, in order to satisfy all federal, state, local or other taxes required to be withheld or paid in connection with such award, leaving Swets with 247,450 shares of the Company’s common stock.

Swets served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.

(c)    Insurance Income Strategies Ltd.
Insurance Income Strategies Ltd. ("IIS") is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at March 31, 2020 and December 31, 2019. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS.

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

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

original $15.0 million investment. As of March 31, 2020, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.

(d)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.

1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At March 31, 2020 and December 31, 2019, the Company owned zero of the membership interests. Fitzgerald owned zero of the membership interests at March 31, 2020 and December 31, 2019, respectively. Energy was managed through a Board of Managers comprised of five managers, one of whom, Fitzgerald, was appointed by 1347 Capital LLC, a former wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and a $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.

1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach, a publicly traded company. The Company owned zero of the membership units at March 31, 2020 and December 31, 2019. The Company's investment in 1347 Investors prior to liquidation in the fourth quarter of 2019 was accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment is calculated based on a model that distributes the net equity of 1347 Investors to all classes of membership interests. The model uses quoted market prices and significant market observable inputs. The most significant input to the model is the observed stock price of Limbach common stock.

ICL owned 100.0% of the membership units at March 31, 2020 and December 31, 2019 and Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016.

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

(e)    Atlas Financial Holdings, Inc.
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

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.5 million as of March 31, 2020. During the three months ended March 31, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining Debtors are current with the amended terms of the Notes. The Company

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

has concluded there are no indications the remaining Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all remaining amounts due.

(f)    Other related party transactions
On February 28, 2020, the Company entered into a Consulting Agreement (the "Consulting Agreement") with William A. Hickey, Jr. ("Hickey"), its former Chief Financial Officer, pursuant to which Hickey will provide consulting and transition support through at least April 30, 2020, subject to renewal thereafter by agreement of the parties. In accordance with the Consulting Agreement, Hickey will receive a consulting fee of $0.1 million for the months of March and April 2020 and an hourly consulting fee of $165 for time worked in subsequent months.

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2020.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations for the three months ended March 31, 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2020.
(b)    Guarantee:
As further discussed in Note 5, "Acquisition and Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The Company's potential exposure under these agreements was not reasonably determinable at March 31, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2020.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At March 31, 2020, the unfunded commitment was zero.
NOTE 24 SUBSEQUENT EVENTS

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2020

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
(b)     Paycheck Protection Program
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report"). The Company's securities filings can be accessed on the Canadian Securities Administrators’ website at www.sedar.com, on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

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

KINGSWAY FINANCIAL SERVICES INC.

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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains, (loss) gain on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized (loss) gain on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, gain on change in fair value of debt and equity in net loss of investee. A reconciliation of segment operating income to (loss) income before income tax expense (benefit) for the three months ended March 31, 2020 and March 31, 2019 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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
The Company’s critical accounting estimates and assumptions are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report. There has been no material change subsequent to December 31, 2019 to the information previously disclosed in the 2019 Annual Report with respect to these critical accounting estimates and assumptions.
RESULTS OF CONTINUING OPERATIONS

KINGSWAY FINANCIAL SERVICES INC.

A reconciliation of total segment operating income to net (loss) income for the three months ended March 31, 2020 and March 31, 2019 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended March 31,
	2020	2019	Change
Segment operating income:
Extended Warranty	$850	$567	$283
Leased Real Estate	597	452	145
Total segment operating income	1,447	1,019	428
Net investment income	719	699	20
Net realized gains	208	315	(107)
(Loss) gain on change in fair value of equity investments	(597)	78	(675)
Gain on change in fair value of limited liability investments, at fair value	1,899	4,265	(2,366)
Net change in unrealized (loss) gain on private company investments	(670)	19	(689)
Other-than-temporary impairment loss	(117)	(75)	(42)
Interest expense not allocated to segments	(2,153)	(2,102)	(51)
Other income and expenses not allocated to segments, net	(3,030)	(1,764)	(1,266)
Amortization of intangible assets	(574)	(521)	(53)
Gain on change in fair value of debt	2,645	576	2,069
Equity in net loss of investee	—	(33)	33
(Loss) income before income tax expense (benefit)	(223)	2,476	(2,699)
Income tax expense (benefit)	170	(713)	883
Net (loss) income	$(393)	$3,189	$(3,582)
Net (Loss) Income
In the first quarter of 2020, we reported net loss of $0.4 million compared to net income of $3.2 million in the first quarter of 2019. The net loss for the three months ended March 31, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by gain on change in fair value of debt and gain on change in fair value of limited liability investments, at fair value. The net income for the three months ended March 31, 2019 is primarily due operating income in Extended Warranty and Leased Real Estate, net investment income, income tax benefit and gain on change in fair value of limited liability investments, at fair value, partially offset by interest expense not allocated to segments and other income and expenses not allocated to segments, net.
Extended Warranty
The Extended Warranty service fee and commission income increased 14.3% (or $1.4 million) to $11.2 million for the three months ended March 31, 2020 compared with $9.8 million for the three months ended March 31, 2019. The increase in service fee and commission income is primarily due to:

•
The inclusion of Geminus for the entire first quarter of 2020 following its acquisition effective March 1, 2019. Geminus service fee and commission income was $0.0 million and $0.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively;

•	A $0.2 million increase at IWS, primarily driven by an increase of policies-in-force, and a $0.2 million increase at PWSC; and

•	A $1.1 million decrease at Trinity, driven by reduced revenues in its equipment breakdown and maintenance support services, compared to the three months ended March 31, 2019.
The Extended Warranty operating income was $0.9 million for the three months ended March 31, 2020 compared with $0.6 million for the three months ended March 31, 2019. The increase in operating income for the three months ended March 31, 2020 is primarily reflective of the inclusion of Geminus for the entire first quarter of 2020 following its acquisition effective March 1, 2019. Geminus operating income was $0.2 million for the three months ended March 31, 2020 compared with an operating loss of $0.1 million for the three months ended March 31, 2019. The decrease in service fee and commission income for the three

KINGSWAY FINANCIAL SERVICES INC.

months ended March 31, 2020 noted above from Trinity’s equipment breakdown and maintenance support services was largely offset by a related decrease in cost of services sold.
Leased Real Estate
Leased Real Estate rental income was $3.3 million for each of the three months ended March 31, 2020 and 2019. The rental income is derived from CMC's long-term triple net lease. Leased Real Estate operating income was $0.6 million for the three months ended March 31, 2020 compared with $0.5 million for the three months ended March 31, 2019. The increase in operating income for the three months ended March 31, 2020 is primarily attributable to lower litigation expenses during the three months ended March 31, 2020 compared to the same period in 2019. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million for each of the three months ended March 31, 2020 and and 2019.
Net Realized Gains
Net realized gains were $0.2 million in the first quarter of 2020 compared to $0.3 million in the first quarter of 2019. The net realized gains for the three months ended March 31, 2020 relate primarily to sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions. The net realized gains for the three months ended March 31, 2019 relate primarily to a realized gain on the sale of 1347 Energy Holdings LLC ("Energy"). See Note 22, "Related Parties," to the unaudited consolidated interim financial statements, for further information about the sale of Energy.
(Loss) Gain on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.6 million in the first quarter of 2020 compared to a gain of $0.1 million in the first quarter of 2019. The loss on change in fair value of equity investments includes net realized losses of zero and less than $0.1 million on equity investments sold during the three months ended March 31, 2020 and March 31, 2019, respectively and unrealized losses of $0.6 million and unrealized gains of $0.1 million on equity investments held during the three months ended March 31, 2020 and March 31, 2019, respectively.
Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain on change in fair value of limited liability investments, at fair value was $1.9 million in the first quarter of 2020 compared to $4.3 million in the first quarter of 2019. The gain on change in fair value of limited liability investments, at fair value includes an increase in fair value of $1.9 million and a decrease in fair value of less than $0.1 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease") during the three months ended March 31, 2020 and March 31, 2019, respectively, and increases in fair value of zero and $4.2 million related to 1347 Investors LLC (“1347 Investors”) during the three months ended March 31, 2020 and March 31, 2019, respectively. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. See Note 22, "Related Parties," to the unaudited consolidated interim financial statements for further information about the dissolution of 1347 Investors.

Net Change in Unrealized (Loss) Gain on Private Company Investments
Net change in unrealized (loss) gain on private company investments was a loss of $0.7 million in the first quarter of 2020 compared to a gain of less than $0.1 million in the first quarter of 2019. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded adjustments of zero and less than $0.1 million, respectively, to adjust the fair values of certain investments in private companies for observable price changes. Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down one of its investments by 90%, or $0.7 million, for other-than-temporary impairment for the three months ended March 31, 2020 as a result of the impacts of COVID-19 on the investment’s underlying business.
Other-Than-Temporary Impairment Loss
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs of $0.1 million for other-than-temporary impairment related to other investments and limited liability investments, respectively, for each of the three months ended March 31, 2020 and 2019.

Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the first quarter of 2020 was $2.2 million compared to $2.1 million in the first quarter of 2019. The net increase for the three months ended March 31, 2020 is attributable to:

KINGSWAY FINANCIAL SERVICES INC.

•
The KWH Loan, related to the acquisition of Geminus effective March 1, 2019, being outstanding for the entire first quarter of 2020. Interest expense related to the KWH Loan was $0.3 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively;

•	A decrease in interest expense related to the PWSC Loan, which was fully repaid on January 30, 2020; and

•
The Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended March 31, 2020 compared to the same period in 2019. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements and “Debt" section below for further details.

Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $3.0 million in the first quarter of 2020 compared to $1.8 million in the first quarter of 2019. The increase for the three months ended March 31, 2020 is primarily attributable to higher professional services fees incurred with the Company’s outside auditors related to the Company's 2018 Annual Report, which was filed on February 27, 2020, and $0.9 million of expense recorded pursuant to a settlement agreement related to outstanding litigation between the Company and Aegis Security Insurance Company. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion.
Amortization of Intangible Assets
The Company's intangible assets with definite useful lives are amortized over their estimated useful lives. Amortization of intangible assets was $0.6 million in the first quarter of 2020 compared to $0.5 million in the first quarter of 2019. The increase in amortization of intangible assets is reflective of the inclusion of Geminus for the entire first quarter of 2020 following its acquisition effective March 1, 2019. Amortization of intangible assets during the three months ended March 31, 2020 and March 31, 2019 includes $0.2 million and $0.1 million, respectively, related to the Company’s acquisition of Geminus. See Note 5, "Acquisition and Discontinued Operations," to the unaudited consolidated interim financial statements for further details on the Company’s acquisition of Geminus.
Gain on Change in Fair Value of Debt
Gain on change in fair value of debt amounted to $2.6 million in the first quarter of 2020 compared to $0.6 million in the first quarter of 2019. The gains for the three months ended March 31, 2020 and March 31, 2019 reflect decreases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.
Equity in Net Loss of Investee
Equity in net loss of investee for the first quarter of 2019 was less than $0.1 million. Equity in net loss of investee represents the Company's investment in Itasca Capital Ltd. ("ICL"). During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax Expense (Benefit)
Income tax expense for the first quarter of 2020 was $0.2 million compared to a benefit of $0.7 million in the first quarter of 2019. See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three months ended March 31, 2020 and March 31, 2019.

INVESTMENTS
Portfolio Composition
The following is an overview of how we account for our various investments:

KINGSWAY FINANCIAL SERVICES INC.

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

•	Limited liability investments, at fair value represent the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings.

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

At March 31, 2020, we held cash and cash equivalents, restricted cash and investments with a carrying value of $96.8 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2020	% of Total	December 31, 2019	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	5,629	5.8%	13,316	13.7%
States, municipalities and political subdivisions	603	0.6%	600	0.6%
Mortgage-backed	4,054	4.2%	2,939	3.0%
Corporate	4,961	5.1%	5,340	5.5%
Total fixed maturities	15,247	15.7%	22,195	22.8%
Equity investments:
Common stock	1,817	1.9%	2,406	2.5%
Warrants	8	—%	15	—%
Total equity investments	1,825	1.9%	2,421	2.5%
Limited liability investments	3,776	3.9%	3,841	4.0%
Limited liability investments, at fair value	30,986	32.0%	29,078	30.0%
Investments in private companies	1,364	1.4%	2,035	2.1%
Real estate investments	10,662	11.0%	10,662	11.0%
Other investments	841	0.9%	1,009	1.0%
Short-term investments	156	0.2%	155	0.2%
Total investments	64,857	67.0%	71,396	73.6%
Cash and cash equivalents	14,036	14.5%	13,478	13.9%
Restricted cash	17,891	18.5%	12,183	12.5%
Total	96,784	100.0%	97,057	100.0%
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

KINGSWAY FINANCIAL SERVICES INC.

As a result of the analysis performed with respect to other investments, the Company recorded write-downs for other-than-temporary impairment of $0.1 million and zero for the three months ended March 31, 2020 and March 31, 2019, respectively.

As a result of the analysis performed with respect to limited liability investments, the Company recorded write-downs for other-than-temporary impairment of zero and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

As a result of the analysis performed with respect to investments in private companies, the Company recorded write-downs for other-than-temporary impairment of $0.7 million and zero for the three months ended March 31, 2020 and March 31, 2019, respectively.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments, at fair value for the three months ended March 31, 2020 and March 31, 2019.

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
At March 31, 2020 and December 31, 2019, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2020 and December 31, 2019, all unrealized losses on individual investments were considered temporary.
Impact of COVID-19 on Investments
As discussed in Note 24, "Subsequent Events" to the unaudited consolidated interim financial statements, in March 2020 the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. There remain many unknowns.

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

UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
Unpaid loss and loss adjustment expenses represent the estimated liabilities for reported loss events, incurred but not reported loss events and the related estimated loss adjustment expenses.
Tables 3 and 4 present distributions, by line of business, of the provision for unpaid loss and loss adjustment expenses gross and net of external reinsurance, respectively.
TABLE 3 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	March 31, 2020	December 31, 2019
Non-standard automobile	403	475
Commercial automobile	129	73
Other	1,159	1,226
Total	1,691	1,774

TABLE 4 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

KINGSWAY FINANCIAL SERVICES INC.

Line of Business	March 31, 2020	December 31, 2019
Non-standard automobile	403	475
Commercial automobile	129	73
Other	1,159	1,226
Total	1,691	1,774
Non-Standard Automobile
At March 31, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.4 million and $0.5 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Commercial Automobile
At March 31, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.1 million.
Other
At March 31, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.2 million.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended March 31,
	2020	2019
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	13	107
For the three months ended March 31, 2020, the Company reported less than $0.1 million of unfavorable development for loss and loss adjustment expenses from prior accident years compared with unfavorable development of $0.1 million for the three months ended March 31, 2019. The unfavorable development reported for the three months ended March 31, 2020 and March 31, 2019 was related to an increase in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo.
See the "Critical Accounting Estimates and Assumptions" section of Management's Discussion and Analysis of Financial Condition included in the 2019 Annual Report for additional information pertaining to the Company’s process of estimating the provision for unpaid loss and loss adjustment expenses.
DEBT
Bank Loans
On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC (the "PWSC Loan"). The PWSC Loan has a fixed interest rate of 5.0% and is carried in the consolidated balance sheet at December 31, 2019 at its unpaid principal balance. The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal was fully repaid on January 30, 2020.
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

KINGSWAY FINANCIAL SERVICES INC.

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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2020, deferred interest payable of $10.4 million is included in accrued expenses and other liabilities in the consolidated balance sheet.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At March 31, 2020, the carrying value of the subordinated debt is $40.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the three months ended March 31, 2020, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2020, along with the passage of time, contributed to the $14.3 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and March 31, 2020.
Of the $14.3 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and March 31, 2020, $11.6 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive income and $2.6 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.  Due to the delay in filing its 2019 Annual Report, the Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures.  As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2020, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2019 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.

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

KINGSWAY FINANCIAL SERVICES INC.

Cash Flows
During the three months ended March 31, 2020, the Company reported on the unaudited consolidated statements of cash flows $0.6 million of net cash provided by operating activities. The reconciliation between the Company's reported net loss of $0.4 million and the $0.6 million of net cash provided by operating activities can be explained primarily by the $1.7 million of depreciation and amortization expense, the $0.7 million net change in unrealized loss on private company investments, the $0.6 million loss on change in fair value of equity investments, the $2.3 million decrease in other receivables and the $0.7 million of other, net, partially offset by the $1.9 million gain on change in fair value of limited liability investments, at fair value, the $2.6 million gain on change in fair value of debt, the $0.2 million of amortization of note payable premium and $0.2 million in net realized gains.
During the three months ended March 31, 2020, the net cash provided by investing activities as reported on the unaudited consolidated statements of cash flows was $7.3 million. This source of cash was primarily attributed to proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.
During the three months ended March 31, 2020, the net cash used in financing activities as reported on the unaudited consolidated statements of cash flows was $1.7 million. This use of cash was primarily attributed to principal repayments on bank loans of $0.6 million and principal repayments of $1.0 million on the notes payable.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents and restricted cash during the three months ended March 31, 2020 was $6.3 million.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2020, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
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

KINGSWAY FINANCIAL SERVICES INC.

Pursuant to the terms of the management services agreement entered into at the closing of the acquisition of CMC, an affiliate of the seller (the "Service Provider") will provide certain services to CMC and its subsidiaries in exchange for service fees. Such services (collectively, the "Services") will include (i) causing an affiliate of the Service Provider to guaranty certain obligations of the Property Owner (pursuant to an Indemnity and Guaranty Agreement between such affiliate and the holder of the Mortgage (the "Mortgagor")), (ii) providing certain individuals to serve as members of the board of directors and/or certain executive officers of CMC and/or its subsidiaries and (iii) providing asset management services with respect to the Real Property. In exchange for the Services, the Property Owner will pay certain fees to the Service Provider. The payment of such service fees may be triggered by (i) a sale of the Real Property, (ii) a restructuring of the lease to which the Real Property is subject or (iii) a refinancing or restructuring of the Mortgage. The amount of the service fees will range from 40%-80% of the net proceeds generated by the event triggering the payment of the service fees (depending on the nature and timing of the triggering event). The Company has concluded the Lease Amendment has not triggered the payment of service fees to the Service Provider. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $4.0 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively. These amounts are reflected in the cash and cash equivalents of $14.0 million and $13.5 million reported at March 31, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $4.0 million at March 31, 2020 represented approximately nine months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three months ended March 31, 2020, the holding company’s liquidity of $1.8 million represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity at March 31, 2020 and as of the filing date of this report on Form 10-Q for the three months ended March 31, 2020 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three months ended March 31, 2020, they do represent future sources of liquidity.
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

Table 6 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at March 31, 2020 and December 31, 2019.

TABLE 6 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	March 31, 2020	% of Total	December 31, 2019	% of Total
Due in less than one year	4,183	27.4%	7,011	31.6%
Due in one through five years	9,676	63.5%	13,554	61.1%
Due after five through ten years	549	3.6%	672	3.0%
Due after ten years	839	5.5%	958	4.3%
Total	15,247	100.0%	22,195	100.0%

At March 31, 2020, 90.9% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 7 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at March 31, 2020 and December 31, 2019.
TABLE 7 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of March 31, 2020
Estimated fair value	$15,483	$15,247	$15,011
Estimated increase (decrease) in fair value	$236	$—	$(236)

As of December 31, 2019
Estimated fair value	$22,494	$22,195	$21,896
Estimated increase (decrease) in fair value	$299	$—	$(299)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of March 31, 2020, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 8 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at March 31, 2020 and December 31, 2019, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 94.0% of those investments rated 'A' or better at March 31, 2020.
TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	March 31, 2020	December 31, 2019
AAA/Aaa	54.1%	73.7%
AA/Aa	12.1	22.9
A/A	27.8	2.5
Percentage rated A/A2 or better	94.0%	99.1%
BBB/Baa	6.0	0.9
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

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
These matters were discovered during the course of the external audits of the accounts and were reviewed with the Company's Audit Committee. Certain of the 2018 material weaknesses resulted in the restatement described in Note 3, "Restatement of Previously Issued Financial Statements," to the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020.
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2020 and March 31, 2019 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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

•	Enhance the formality and rigor of review with respect to the collectability of accounts receivable balances, and the account reconciliation procedures; and

•	Update its policy for accounting for limited liability investments, at fair value to include calculating and reviewing the fair value of such investments on a quarterly basis.

KINGSWAY FINANCIAL SERVICES INC.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2020, and ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes with respect to those risk factors previously disclosed in our 2019 Annual Report.
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

KINGSWAY FINANCIAL SERVICES INC.

Date:	July 17, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	July 17, 2020	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

