Form 10-Q
period 2020-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-08-13
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 13, 2020 was 22,711,069.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $19,287 and $22,136, respectively)	$19,591	$22,195
Equity investments, at fair value (cost of $2,895 and $2,895, respectively)	2,313	2,421
Limited liability investments	3,719	3,841
Limited liability investments, at fair value	30,864	29,078
Investments in private companies, at adjusted cost	1,365	2,035
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	789	1,009
Short-term investments, at cost which approximates fair value	157	155
Total investments	69,460	71,396
Cash and cash equivalents	13,351	13,478
Restricted cash	14,458	12,183
Accrued investment income	678	562
Service fee receivable, net of allowance for doubtful accounts of $784 and $634, respectively	3,282	3,400
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	12,237	14,013
Deferred acquisition costs, net	8,750	8,604
Property and equipment, net of accumulated depreciation of $22,691 and $20,503, respectively	96,981	99,064
Right-of-use asset	3,027	3,327
Goodwill	82,104	82,104
Intangible assets, net of accumulated amortization of $14,289 and $13,142, respectively	85,277	86,424
Other assets	5,006	5,068
Total Assets	$394,611	$399,623
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	27,779	26,993
Income taxes payable	2,832	2,758
Deferred service fees	55,365	56,252
Unpaid loss and loss adjustment expenses	1,497	1,774
Bank loans	8,650	9,240
Notes payable	195,033	194,634
Subordinated debt, at fair value	41,588	54,655
Lease liability	3,256	3,529
Net deferred income tax liabilities	28,743	29,015
Total Liabilities	364,743	378,850

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at June 30, 2020 and December 31, 2019, respectively; 182,876 and 222,876 issued and outstanding at June 30, 2020 and December 31, 2019, respectively; redemption amount of $6,485 and $7,696 at June 30, 2020 and December 31, 2019, respectively	6,039	6,819

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at June 30, 2020 and December 31, 2019, respectively; 22,211,069 and 21,866,959 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	354,963	354,101
Treasury stock, at cost; 247,450 and 247,450 outstanding at June 30, 2020 and December 31, 2019, respectively	(492)	(492)
Accumulated deficit	(390,725)	(388,082)
Accumulated other comprehensive income	46,202	35,347
Shareholders' equity attributable to common shareholders	9,948	874
Noncontrolling interests in consolidated subsidiaries	13,881	13,080
Total Shareholders' Equity	23,829	13,954
Total Liabilities, Class A preferred stock and Shareholders' Equity	$394,611	$399,623

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2020		2019	2020	2019
Revenues:

Service fee and commission income	$10,438		$11,772	$21,624	$21,587
Rental income	3,341		3,341	6,682	6,682
Other income	100		113	242	258
Total revenues	13,879		15,226	28,548	28,527
Operating expenses:
Claims authorized on vehicle service agreements	2,347		2,506	4,727	4,393
Loss and loss adjustment expenses	2		601	15	708
Commissions	1,279		1,103	2,582	2,021
Cost of services sold	347		1,160	750	2,519
General and administrative expenses	8,388		9,164	19,081	17,566
Leased real estate segment interest expense	1,491		1,520	2,990	3,047
Total operating expenses	13,854		16,054	30,145	30,254
Operating income (loss)	25		(828)	(1,597)	(1,727)
Other revenues (expenses), net:
Net investment income	681	—	749	1,400	1,448
Net realized gains (losses)	8	—	(556)	216	(241)
Gain (loss) on change in fair value of equity investments	489	—	(63)	(108)	15
(Loss) gain on change in fair value of limited liability investments, at fair value	(123)		2,347	1,776	6,612
Net change in unrealized (loss) gain on private company investments	—		—	(670)	19
Other-than-temporary impairment loss	—	—	—	(117)	(75)
Non-operating other (expenses) income	(35)	—	19	4	173
Interest expense not allocated to segments	(1,997)		(2,339)	(4,150)	(4,441)
Amortization of intangible assets	(573)		(676)	(1,147)	(1,197)
(Loss) gain on change in fair value of debt	(202)		918	2,443	1,494
Equity in net income of investee	—		201	—	168
Total other (expenses) revenues, net	(1,752)		600	(353)	3,975
(Loss) income from continuing operations before income tax (benefit) expense	(1,727)		(228)	(1,950)	2,248
Income tax (benefit) expense	(300)		168	(130)	(545)
(Loss) income from continuing operations	(1,427)		(396)	(1,820)	2,793
Gain on disposal of discontinued operations, net of taxes	6		—	6	—
Net (loss) income	(1,421)		(396)	(1,814)	2,793
Less: Net income attributable to noncontrolling interests in consolidated subsidiaries	108		258	829	469
Less: Dividends on preferred stock	224		252	601	498
Net (loss) income attributable to common shareholders	$(1,753)		$(906)	$(3,244)	$1,826
(Loss) earnings per share - continuing operations:
Basic:	$(0.08)		$(0.04)	$(0.15)	$0.08
Diluted:	$(0.08)		$(0.04)	$(0.15)	$0.08
Earnings per share - discontinued operations:
Basic:	$—		$—	$—	$—
Diluted:	$—		$—	$—	$—
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.08)		$(0.04)	$(0.15)	$0.08
Diluted:	$(0.08)		$(0.04)	$(0.15)	$0.08
Weighted-average shares outstanding (in ‘000s):
Basic:	22,211		21,867	22,140	21,854
Diluted:	22,211		21,867	22,140	21,854

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(1,421)	$(396)	$(1,814)	$2,793
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains on available-for-sale investments:
Unrealized gains arising during the period	125	121	180	232
Reclassification adjustment for amounts included in net (loss) income	5	(7)	66	(13)
Change in fair value of debt attributable to instrument-specific credit risk	(999)	(750)	10,624	(1,695)
Equity in other comprehensive income of limited liability investment	—	45	—	45
Other comprehensive (loss) income	(869)	(591)	10,870	(1,431)
Comprehensive (loss) income	(2,290)	(987)	9,056	1,362
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	115	264	844	481
Comprehensive (loss) income attributable to common shareholders	$(2,405)	$(1,251)	$8,212	$881
(1) Net of income tax (benefit) expense of $0 and $0 for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2020	22,211,069	$—	$355,067	$(492)	$(389,196)	$47,078	$12,457	$13,766	$26,223
Net (loss) income	—	—	—	—	(1,529)	—	(1,529)	108	(1,421)
Preferred stock dividends	—	—	(224)	—	—	—	(224)	—	(224)
Other comprehensive (loss) income	—	—	—	—	—	(876)	(876)	7	(869)
Stock-based compensation	—	—	120	—	—	—	120	—	120
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2019	21,866,959	$—	$353,886	$—	$(379,218)	$39,922	$14,590	$12,013	$26,603
Net (loss) income	—	—	—	—	(654)	—	(654)	258	(396)
Preferred stock dividends	—	—	(252)	—	—	—	(252)	—	(252)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	—	(597)	(597)	6	(591)
Stock-based compensation	—	—	144	—	—	—	144	—	144
Balance, June 30, 2019	21,866,959	$—	$353,778	$—	$(379,872)	$39,325	$13,231	$11,976	$25,207

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(2,643)	—	(2,643)	829	(1,814)
Preferred stock dividends	—	—	(601)	—	—	—	(601)	—	(601)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	10,855	10,855	15	10,870
Stock-based compensation, net of forfeitures	—	—	82	—	—	—	82	—	82
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$—	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—	—
Net income	—	—	—	—	2,324	—	2,324	469	2,793
Preferred stock dividends	—	—	(498)	—	—	—	(498)	—	(498)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	—	(1,443)	(1,443)	12	(1,431)
Stock-based compensation	—	—	386	—	—	—	386	—	386
Balance, June 30, 2019	21,866,959	$—	$353,778	$—	$(379,872)	$39,325	$13,231	$11,976	$25,207

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities:
Net (loss) income	$(1,814)	$2,793
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(6)	—
Equity in net income of investee	—	(168)
Equity in net income of limited liability investments	(12)	(14)
Depreciation and amortization expense	3,335	3,373
Stock-based compensation expense, net of forfeitures	82	386
Net realized (gains) losses	(216)	241
Loss (gain) on change in fair value of equity investments	108	(15)
Gain on change in fair value of limited liability investments, at fair value	(1,776)	(6,612)
Net change in unrealized loss (gain) on private company investments	670	(19)
Gain on change in fair value of debt	(2,443)	(1,494)
Deferred income taxes, adjusted for Geminus liabilities assumed in 2019	(272)	(816)
Other-than-temporary impairment loss	117	75
Amortization of fixed maturities premiums and discounts	58	(7)
Amortization of note payable premium	(447)	(461)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired in 2019	118	(1,299)
Other receivables, net, adjusted for Geminus assets acquired in 2019	1,776	(1,019)
Deferred acquisition costs, net	(146)	(820)
Unpaid loss and loss adjustment expenses	(277)	(136)
Deferred service fees, adjusted for Geminus liabilities assumed in 2019	(887)	3,828
Other, net, adjusted for Geminus assets acquired and liabilities assumed in 2019	1,016	(270)
Net cash used in operating activities	(1,016)	(2,454)
Investing activities:
Proceeds from sales and maturities of fixed maturities	10,269	5,887
Proceeds from sales of equity investments	—	675
Purchases of fixed maturities	(7,405)	(9,794)
Net proceeds from limited liability investments	134	282
Net proceeds from (purchases of) limited liability investments, at fair value	77	(336)
Net proceeds from investments in private companies	60	249
Net proceeds from other investments	103	1,239
Net (purchases of) proceeds from short-term investments	(2)	30
Acquisition of business, net of cash acquired	—	(4,792)
Net purchases of property and equipment, adjusted for Geminus assets acquired in 2019	(105)	(134)
Net cash provided by (used in) investing activities	3,131	(6,694)
Financing activities:
Distributions to noncontrolling interest holders	(43)	—
Taxes paid related to net share settlements of restricted stock awards	(83)	(89)
Principal proceeds from bank loan, net of debt issuance costs of $981	—	9,019
Principal payments on bank loans	(687)	(1,325)
Principal proceeds from notes payable	2,858	—
Principal payments on notes payable	(2,012)	(1,816)
Net cash provided by financing activities	33	5,789
Net increase (decrease) in cash and cash equivalents and restricted cash	2,148	(3,359)
Cash and cash equivalents and restricted cash at beginning of period	25,661	31,578
Cash and cash equivalents and restricted cash at end of period	$27,809	$28,219

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.
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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.2 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately three months of operating cash outflows. These amounts are reflected in the cash and cash equivalents of $13.4 million and $13.5 million reported at June 30, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of June 30, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $11.8 million at June 30, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

(b)    Accounting Standards Not Yet Adopted:
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net loss. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, per ASU 2019-10 the Company would adopt ASU 2016-13 beginning January 1, 2023, as the Company is a smaller reporting company. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

NOTE 5 DISCONTINUED OPERATIONS
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation, and the results of their operations are reported separately for all periods presented. The Company recognized a gain on disposal of Mendota of less than $0.1 million for the three and six months ended June 30, 2020 and zero for the three and six months ended June 30, 2019. The Company recognized a loss on disposal of Mendota of $1.5 million for the year ended December 31, 2019.

The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net of expenses, the Company recorded a gain of less than $0.1 million for the three and six months ended June 30, 2020 and a loss of $1.5 million for the year ended December 31, 2019, related to the settlement of the remaining specified claim, which is reported as gain (loss) on disposal of discontinued operations in the consolidated statement of operations. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at June 30, 2020 and December 31, 2019 are summarized in the tables shown below:

(in thousands)	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$7,622	$138	$—	$7,760
States, municipalities and political subdivisions	620	5	—	625
Mortgage-backed	5,287	75	1	5,361
Corporate	5,758	89	2	5,845
Total fixed maturities	$19,287	$307	$3	$19,591

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$74	$4	$13,316
States, municipalities and political subdivisions	601	—	1	600
Mortgage-backed	2,951	2	14	2,939
Corporate	5,338	8	6	5,340
Total fixed maturities	$22,136	$84	$25	$22,195

The table below summarizes the Company's fixed maturities at June 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,036	$4,061
Due after one year through five years	13,536	13,793
Due after five years through ten years	507	517
Due after ten years	1,208	1,220
Total	$19,287	$19,591

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of June 30, 2020 and December 31, 2019. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					June 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	443	1	—	—	443	1
Corporate	626	2	—	—	626	2
Total fixed maturities	$1,580	$3	$—	$—	$1,580	$3

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)					December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$305	$—	$1,002	$4	$1,307	$4
States, municipalities and political subdivisions	—	—	453	1	453	1
Mortgage-backed	1,063	1	1,271	13	2,334	14
Corporate	2,495	4	526	2	3,021	6
Total fixed maturities	$3,863	$5	$3,252	$20	$7,115	$25
There are approximately 9 and 48 individual available-for-sale investments that were in unrealized loss positions as of June 30, 2020 and December 31, 2019, respectively.
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to other investments for the three months ended June 30, 2020 and June 30, 2019 ($0.1 million year to date compared to zero prior year to date), and no write-downs were recorded for other-than-temporary impairment related to limited liability investments for the three months ended June 30, 2020 and June 30, 2019 (zero year to date compared to $0.1 million prior year to date). There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The Company does not have any exposure to subprime mortgage-backed investments.
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2020 and December 31, 2019, the carrying value of limited liability investments totaled $3.7 million and $3.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At June 30, 2020, the Company has no unfunded commitments related to limited liability investments.
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
As of June 30, 2020 and December 31, 2019, the carrying value of the Company's limited liability investments, at fair value was $30.9 million and $29.1 million, respectively. The Company recorded no impairments related to limited liability investments, at fair value for the three and six months ended June 30, 2020 (less than $0.1 million for the three and six months ended June 30, 2019). At June 30, 2020, the Company has no unfunded commitments to fund limited liability investments, at fair value.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2020 and December 31, 2019, the carrying value of the Company's investments in private companies totaled $1.4 million and $2.0 million, respectively. For the three and six months ended June 30, 2020, the Company did not record any adjustments to adjust the fair value of certain investments in private companies for observable price changes (zero and less than $0.1 million for the three and six months ended June 30, 2019, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.
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

As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended June 30, 2020 and June 30, 2019 ($0.7 million and zero for the six months ended June 30, 2020 and June 30, 2019, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The impairment recorded for the six months ended June 30, 2020 is a result of the impact of COVID-19 on the investment's underlying business.
Real estate investments are reported at fair value. As of June 30, 2020 and December 31, 2019, the carrying value of the Company's real estate investments totaled $10.7 million.
Other investments include collateral loans and are reported at their unpaid principal balance. As of June 30, 2020 and December 31, 2019, the carrying value of other investments totaled $0.8 million and $1.0 million, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

Net investment income for the three and six months ended June 30, 2020 and June 30, 2019 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Interest from fixed maturities	$79	$122	$181	$195
Dividends	42	70	87	128
(Loss) income from limited liability investments	(11)	32	12	14
Income from limited liability investments, at fair value	234	232	468	467
Income from real estate investments	200	200	400	400
Other	150	112	277	290
Gross investment income	694	768	1,425	1,494
Investment expenses	(13)	(19)	(25)	(46)
Net investment income	$681	$749	$1,400	$1,448
Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the three and six months ended June 30, 2020 and June 30, 2019 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross realized gains	$8	$44	$216	$359
Gross realized losses	—	(600)	—	(600)
Net realized gains (losses)	$8	$(556)	$216	$(241)
Gain (loss) on change in fair value of equity investments for the three and six months ended June 30, 2020 and June 30, 2019 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net losses recognized on equity investments sold during the period	$—	$(101)	$—	$(101)
Change in unrealized gains (losses) on equity investments held at end of the period	489	38	(108)	116
Gain (loss) on change in fair value of equity investments	$489	$(63)	$(108)	$15
Short-term investments and fixed maturities with an estimated fair value of $0.2 million at June 30, 2020 and December 31, 2019, were on deposit with state and provincial regulatory authorities.

The Company also has restricted cash of $14.5 million and $12.2 million at June 30, 2020 and December 31, 2019, respectively. Included in restricted cash are:

•	zero and $1.1 million at June 30, 2020 and December 31, 2019, respectively, held in escrow as part of the transaction to sell Mendota;

•
$9.4 million and $8.6 million at June 30, 2020 and December 31, 2019, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus;

•	$2.0 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively, on deposit with state and provincial regulatory authorities;

•
$1.8 million and zero at June 30, 2020 and December 31, 2019, respectively, of remaining cash loan proceeds received under the Paycheck Protection Program ("PPP"). Refer to Note 13, "Debt," for further discussion; and

•
$1.3 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

Impact of COVID-19 on Investments
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

NOTE 7 INVESTMENT IN INVESTEE
The Company formerly held an investment in the common stock of Itasca Capital Ltd. ("ICL") that was recorded as investment in investee in the consolidated balance sheets prior to December 31, 2019. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(b), "Related Parties," for more information. For the three and six months ended June 30, 2019, equity in net income of investee was $0.2 million.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned in accordance with ASC 606, Revenue from Contracts with Customers.
The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2020 and June 30, 2019 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance, net	$8,744	$7,220	$8,604	$6,904
Additions	1,158	1,500	2,254	2,701
Amortization	(1,152)	(996)	(2,108)	(1,881)
Balance at June 30, net	$8,750	$7,724	$8,750	$7,724
NOTE 9 INTANGIBLE ASSETS
Intangible assets at June 30, 2020 and December 31, 2019 are comprised as follows:

(in thousands)		June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,751	$1,167
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	6,465	6,181
In-place lease	1,125	249	876
Non-compete	266	144	122
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$14,289	$85,277

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,505	$1,413
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	5,622	7,024
In-place lease	1,125	218	907
Non-compete	266	117	149
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$13,142	$86,424
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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $0.6 million and $0.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively ($1.1 million and $1.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively).
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and six months ended June 30, 2020 and June 30, 2019.
NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2020 and December 31, 2019 are comprised as follows:

(in thousands)			June 30, 2020
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	16,361	74,947
Buildings	580	57	523
Leasehold improvements	181	114	67
Furniture and equipment	1,134	1,028	106
Computer hardware	5,349	5,131	218
Total	$119,672	$22,691	$96,981

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)		December 31, 2019
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	14,295	77,013
Buildings	580	50	530
Leasehold improvements	156	109	47
Furniture and equipment	1,121	1,010	111
Computer hardware	5,282	5,039	243
Total	$119,567	$20,503	$99,064

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

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of June 30, 2020 and June 30, 2019 were as follows:

(in thousands)	June 30, 2020	June 30, 2019
Balance at January 1, net	$51,723	$43,734
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	—	10,792
Gross service fees for vehicle service agreements sold	12,520	14,549
Recognition of service fees on vehicle service agreements	(15,256)	(12,703)
Liability for claims authorized on vehicle service agreements	4,727	4,393
Payments of claims authorized on vehicle service agreements	(3,141)	(2,678)
Re-estimation of deferred service fees	(131)	(321)
Balance at June 30, net	$50,442	$57,766
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	June 30,	December 31,
	2020	2019
Deferred service fees	$49,909	$51,226
Accrued expenses and other liabilities	533	497
Balance at end of period, net	$50,442	$51,723

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of June 30, 2020 and June 30, 2019 were as follows:

(in thousands)	June 30, 2020	June 30, 2019
Balance at beginning of period, gross	$1,774	$2,073
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at beginning of period, net	1,774	2,073
Incurred related to:
Current year	—	—
Prior years	15	708
Paid related to:
Current year	—	—
Prior years	(292)	(844)
Balance at end of period, net	1,497	1,937
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at end of period, gross	$1,497	$1,937
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of less than $0.1 million and $0.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The unfavorable development for the six months ended June 30, 2020 and June 30, 2019 was related to an increase in loss and loss adjustment expenses at Amigo. The unfavorable development for the six months ended June 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

NOTE 13 DEBT
Debt consists of the following instruments at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020			December 31, 2019
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$—	$—	$—	$437	$437	$435
KWH Loan	9,375	8,650	11,359	9,625	8,803	11,820
Total bank loans	9,375	8,650	11,359	10,062	9,240	12,255
Notes payable:
Mortgage	168,030	176,061	187,416	169,818	178,297	182,265
Flower Note	7,114	7,114	8,063	7,337	7,337	8,071
Net Lease Note	9,000	9,000	9,105	9,000	9,000	9,396
PPP	2,858	2,858	2,858	—	—	—
Total notes payable	187,002	195,033	207,442	186,155	194,634	199,732
Subordinated debt	90,500	41,588	41,588	90,500	54,655	54,655
Total	$286,877	$245,271	$260,389	$286,717	$258,529	$266,642

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as notes payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at June 30, 2020 of $7.1 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at June 30, 2020 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities. Net Lease is exploring alternatives given that the Net Lease Note matures later this year and has commenced discussions with various parties.
In April 2020, certain subsidiaries of the Company received loan proceeds under the PPP, totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven. The carrying value of the PPP at June 30, 2020 of $2.9 million represents its unpaid principal balance.
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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $13.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and June 30, 2020, $10.6 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $2.4 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2020, deferred interest payable of $11.8 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.  Due to the delay in filing its 2019 Annual Report, the Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures.  As of the date of the filing of this report on Form 10-Q for the three and six months ended June 30, 2020, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2019 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019 in the near-term.

NOTE 14 LEASES
Lessee Leases
Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended June 30, 2020 were $0.2 million and de minimis, respectively ($0.4 million and de minimis for the six months ended June 30, 2020).
The annual maturities of lease liabilities as of June 30, 2020 were as follows:

(in thousands)	Lease Commitments
2020	$369
2021	802
2022	824
2023	624
2024	550
2025 and thereafter	546
Total undiscounted lease payments	3,715
Imputed interest	459
Total lease liabilities	$3,256
The weighted-average remaining lease term for our operating leases was 5.23 years as of June 30, 2020. The weighted average discount rate of our operating leases was 5.31% as of June 30, 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.4 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the three and six months ended June 30, 2020 and June 30, 2019. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023 and $0.1 million for 2024. Realization of the residual values of the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 10, "Property and Equipment").
Lease income related to operating leases for the three months ended June 30, 2020 and June 30, 2019 was $3.3 million and $3.3 million, respectively ($6.7 million year to date compared to $6.7 million prior year to date).
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(16,419)	(14,345)
Net property and equipment leased	$96,589	$98,663

As of June 30, 2020, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2020	$5,971
2021	12,099
2022	12,371
2023	12,649
2024	12,934
Thereafter	136,963
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Vehicle service agreement fees - IWS and Geminus	$7,390	$7,308	$15,097	$12,674
GAP commissions - IWS and Geminus	167	242	436	507
Maintenance support service fees - Trinity	491	1,732	1,045	3,700
Warranty product commissions - Trinity	822	817	1,683	1,399
Homebuilder warranty service fees - PWSC	1,383	1,475	2,820	2,898
Homebuilder warranty commissions - PWSC	185	198	543	409
Service fee and commission income	$10,438	$11,772	$21,624	$21,587

IWS' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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

For the model related to the warranty administrative services performance obligation, PWSC makes judgments about which of its actual costs are associated with enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. For the model related to the other warranty services performance obligation, PWSC makes judgments about which of its actual costs are associated with activities, such as answering builder or homeowner questions regarding the home warranty and dispute resolution services, which are performed over the life of the warranty coverage period. The relative percentage of expected costs plus a margin associated with the warranty administrative services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the warranty administrative services performance obligation, which PWSC recognizes as earned at the time the home is enrolled and the warranty product is delivered. The relative percentage of expected costs plus a margin associated with the other warranty services performance obligation is applied to the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

transaction price to determine the estimated standalone selling price of the other warranty services performance obligation, which PWSC recognizes as earned as services are performed over the warranty coverage period.

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2020 and December 31, 2019 were $3.3 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 43.7% of the deferred service fees as of June 30, 2020. Approximately $11.7 million of service fee and commission income recognized during the six months ended June 30, 2020 was included in deferred service fees as of December 31, 2019.

NOTE 16 INCOME TAXES
Income tax (benefit) expense for the three and six months ended June 30, 2020 and June 30, 2019 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2020		2019	2020	2019
Income tax (benefit) expense at United States statutory income tax rate	$(363)		$(48)	$(410)	$472
Valuation allowance	(120)		97	121	(1,234)
Non-deductible compensation	25	—	25	(18)	34
Disposition of subsidiary	—		(24)	—	(24)
Investment income	7		(29)	(121)	(53)
State income tax	29		32	67	58
Change in unrecognized tax benefits(1)	69		71	137	141
Indefinite life intangibles	53		54	107	87
Foreign operations subject to different tax rates	4		(20)	8	(20)
Other	(4)		10	(21)	(6)
Income tax (benefit) expense	$(300)		$168	$(130)	$(545)
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2020 and December 31, 2019. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2020 and December 31, 2019 net deferred tax asset, excluding the deferred

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available. In the quarter ended June 30, 2020, the Company released into income $0.5 million of its valuation allowance associated with business interest expense carryforwards with an indefinite life.
The Company carries net deferred income tax liabilities of $28.7 million and $29.0 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.8 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.5 million relates to deferred income tax assets associated with business interest expense carryforwards with an indefinite life and $0.6 million relates to deferred income tax assets associated with state income taxes. At December 31, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.7 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.6 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits.
As of June 30, 2020 and December 31, 2019, the Company carried a liability for unrecognized tax benefits of $1.4 million which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million related to interest and penalty accruals for each of the three months ended June 30, 2020 and June 30, 2019 ($0.1 million for the six months ended June 30, 2020 and June 30, 2019). At June 30, 2020 and December 31, 2019, the Company carried an accrual for the payment of interest and penalties of $1.5 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 17 (LOSS) EARNINGS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings from continuing operations per share computation for the three and six months ended June 30, 2020 and June 30, 2019:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations	$(1,427)	$(396)	$(1,820)	$2,793
Less: net income attributable to noncontrolling interests	(108)	(258)	(829)	(469)
Less: dividends on preferred stock	(224)	(252)	(601)	(498)
(Loss) income from continuing operations attributable to common shareholders	$(1,759)	$(906)	$(3,250)	$1,826
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,211	21,867	22,140	21,854
Weighted average diluted shares
Weighted average common shares outstanding	22,211	21,867	22,140	21,854
Effect of potentially dilutive securities			—	—
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	22,211	21,867	22,140	21,854
Basic (loss) earnings from continuing operations per share	$(0.08)	$(0.04)	$(0.15)	$0.08
Diluted (loss) earnings from continuing operations per share	$(0.08)	$(0.04)	$(0.15)	$0.08
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and six months ended June 30, 2020 and the three months ended June 30, 2019, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
The following weighted-average potentially dilutive securities are not included in the diluted (loss) earnings from continuing operations per share calculations above because they would have had an antidilutive effect on the (loss) earnings from continuing operations per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	—	40,000	—	40,000
Unvested restricted stock awards	500,000	976,950	500,000	976,950
Warrants	4,423,765	4,673,765	4,423,765	4,673,765
Convertible preferred stock	1,142,975	1,392,975	1,142,975	1,392,975
Total	6,066,740	7,083,690	$6,066,740	$7,083,690
NOTE 18 STOCK-BASED COMPENSATION
(a)     Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2020:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	40,000	$4.67	0.3	$—
Granted	—	—
Expired	(40,000)	4.67
Outstanding at June 30, 2020	—	$—	0.0	$—
Exercisable at June 30, 2020	—	$—	0.0	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the six months ended June 30, 2020.
(b)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan (the "2013 Plan"), the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at June 30, 2020 was zero.
On September 5, 2018, the Company executed an Amended and Restated Restricted Stock Award Agreement ("Amended RSA Agreement") with its former Chief Executive Officer. Pursuant to the terms of the Amended RSA Agreement, the Company granted

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Modified Restricted Stock Award"). The Company deemed the 2018 Modified Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. As a result, the Company cancelled 102,550 of the 350,000 shares of the 2018 Modified Restricted Stock Award to satisfy the tax withholding obligation. The remaining 247,450 shares of the 2018 Modified Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. Pursuant to the Amended RSA Agreement, the 2018 Modified Restricted Stock Award is to vest upon (i) the completion of the sale by 1347 Investors of its entire interest in the shares of Limbach common stock and (ii) the subsequent completion of the liquidation of 1347 Investors and the distribution of its assets to its members.
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
On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2020 was $1.4 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2020 Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2020:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2019	729,500	$5.23
Vested	(94,110)	4.14
Cancelled for Tax Withholding	(41,677)	4.14
Forfeited	(93,713)	4.14
Unvested at June 30, 2020	500,000	$5.73
The unvested balance at June 30, 2020 in the table above is comprised of 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. At June 30, 2020, the Company determined that the performance condition component is not probable of being achieved. As a result, no compensation expense has been recorded related to the performance condition component through June 30, 2020. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At June 30, 2020, there were 750 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at June 30, 2020 was $0.6 million.
Total stock-based compensation expense, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.1 million and $0.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively ($0.1 million and $0.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively).

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2020 and June 30, 2019 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. However, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2020 and June 30, 2019 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)	Three months ended June 30, 2020
	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at April 1, 2020	$167	$(3,286)	$50,197	$47,078

Other comprehensive income (loss) arising during the period	118	—	(999)	(881)
Amounts reclassified from accumulated other comprehensive income	5	—	—	5
Net current-period other comprehensive income (loss)	123	—	(999)	(876)

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

(in thousands)	Three months ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive (Loss) Income of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at April 1, 2019	$(61)	$(3,286)	$43,314	$(45)	$39,922

Other comprehensive income (loss) arising during the period	115	—	(750)	—	(635)
Amounts reclassified from accumulated other comprehensive income	(7)	—	—	45	38
Net current-period other comprehensive income (loss)	108	—	(750)	45	(597)

Balance at June 30, 2019	$47	$(3,286)	$42,564	$—	$39,325

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)	Six months ended June 30, 2020
	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2020	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	165	—	10,624	10,789
Amounts reclassified from accumulated other comprehensive income	66	—	—	66
Net current-period other comprehensive income	231	—	10,624	10,855

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

(in thousands)	Six months ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at January 1, 2019	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	220	—	(1,695)	—	(1,475)
Amounts reclassified from accumulated other comprehensive income	(13)	—	—	45	32
Net current-period other comprehensive income (loss)	207	—	(1,695)	45	(1,443)

Balance at June 30, 2019	$47	$(3,286)	$42,564	$—	$39,325
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains (losses)	$(5)	$(38)	$(66)	$(32)
Other-than-temporary impairment loss	—	—	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(5)	(38)	(66)	(32)
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations	(5)	(38)	(66)	(32)
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$(5)	$(38)	$(66)	$(32)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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
Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2020 and June 30, 2019 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Extended Warranty:
Service fee and commission income	$10,438	$11,772	$21,624	$21,587
Other income	30	41	104	116
Total Extended Warranty	10,468	11,813	21,728	21,703
Leased Real Estate:
Rental income	3,341	3,341	6,682	6,682
Other income	70	72	138	142
Total Leased Real Estate	3,411	3,413	6,820	6,824
Total revenues	$13,879	$15,226	$28,548	$28,527

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and six months ended June 30, 2020 and June 30, 2019 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment operating income:
Extended Warranty	$1,285	$1,035	$2,135	$1,602
Leased Real Estate	838	753	1,435	1,205
Total segment operating income	2,123	1,788	3,570	2,807
Net investment income	681	749	1,400	1,448
Net realized gains (losses)	8	(556)	216	(241)
Gain (loss) on change in fair value of equity investments	489	(63)	(108)	15
(Loss) gain on change in fair value of limited liability investments, at fair value	(123)	2,347	1,776	6,612
Net change in unrealized (loss) gain on private company investments	—	—	(670)	19
Other-than-temporary impairment loss	—	—	(117)	(75)
Interest expense not allocated to segments	(1,997)	(2,339)	(4,150)	(4,441)
Other income and expenses not allocated to segments, net	(2,133)	(2,597)	(5,163)	(4,361)
Amortization of intangible assets	(573)	(676)	(1,147)	(1,197)
(Loss) gain on change in fair value of debt	(202)	918	2,443	1,494
Equity in net income of investee	—	201	—	168
(Loss) income from continuing operations before income tax (benefit) expense	(1,727)	(228)	(1,950)	2,248
Income tax (benefit) expense	(300)	168	(130)	(545)
(Loss) income from continuing operations	$(1,427)	$(396)	$(1,820)	$2,793
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			June 30, 2020
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$7,760	$—	$7,760	$—	$—
States, municipalities and political subdivisions	625	—	625	—	—
Mortgage-backed	5,361	—	5,361	—	—
Corporate	5,845	—	5,845	—	—
Total fixed maturities	19,591	—	19,591	—	—
Equity investments:
Common stock	2,307	2,307	—	—	—
Warrants	6	6	—	—	—
Total equity investments	2,313	2,313	—	—	—
Limited liability investments, at fair value	30,864	—	—	4,290	26,574
Real estate investments	10,662	—	—	10,662	—
Other investments	789	—	789	—	—
Short-term investments	157	—	157	—	—
Total assets	$64,376	$2,313	$20,537	$14,952	$26,574

Liabilities:
Subordinated debt	$41,588	$—	$41,588	$—	$—
Warrant liability	259	—	—	259	—
Total liabilities	$41,847	$—	$41,588	$259	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(in thousands)			December 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,316	$—	$13,316	$—	$—
States municipalities and political subdivisions	600	—	600	—	—
Mortgage-backed	2,939	—	2,939	—	—
Corporate	5,340	—	5,340	—	—
Total fixed maturities	22,195	—	22,195	—	—
Equity investments:
Common stock	2,406	2,406	—	—	—
Warrants	15	5	10	—	—
Total equity investments	2,421	2,411	10	—	—
Limited liability investments, at fair value	29,078	—	—	4,392	24,686
Real estate investments	10,662	—	—	10,662	—
Other investments	1,009	—	1,009	—	—
Short-term investments	155	—	155	—	—
Total assets	$65,520	$2,411	$23,369	$15,054	$24,686

Liabilities:
Subordinated debt	$54,655	$—	$54,655	$—	$—
Warranty liability	249	—	—	249	—
Total liabilities	$54,904	$—	$54,655	$249	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2020 and June 30, 2019:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,413	$4,060	$4,392	$4,124
Purchases	—	599	—	674
Distributions received	—	(14)	(77)	(338)
Realized gains included in net (loss) income	—	14	86	83
Change in fair value of limited liability investments, at fair value included in net (loss) income	(123)	(24)	(111)	92
Ending balance	$4,290	$4,635	$4,290	$4,635
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$(123)	$(24)	$(111)	$92
Included in other comprehensive (loss) income	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$14,952	$15,297	$14,952	$15,297
Liabilities:
Warrant liability:
Beginning balance	$216	$317	$249	$—
Issuance of warrants	—	—	—	361
Change in fair value of warrant liability included in net (loss) income	43	(10)	10	(54)
Ending balance - liabilities	$259	$307	$259	$307
Unrealized gains recognized on warrant liability held at end of period:
Included in net (loss) income	$43	$(10)	$10	$(54)
Included in other comprehensive (loss) income	$—	$—	$—	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2020 :

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,290	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$259	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2019:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,392	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$249	Market approach	Valuation multiple	6.0x

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2020:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$26,574	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$24,686	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended June 30, 2020 and June 30, 2019, the Company recorded adjustments to increase the fair value of an certain investments in private companies for observable price changes of zero (zero and less than $0.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of zero for the three months ended June 30, 2020 and June 30, 2019, respectively ($0.7 million and zero for the six months ended June 30, 2020 and June 30, 2019, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations. The impairment recorded for the six months ended June 30, 2020 is a result of the impact of COVID-19 on the investment's underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At June 30, 2020 and December 31, 2019, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2020 and 2019, the Company funded approximately zero and $0.6 million, respectively, in response to Capital Calls. During 2019, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the six months ended June 30, 2020.

(b)    Itasca Capital Ltd.
The Company formerly held an investment in the common stock of ICL, a publicly traded Canadian corporation, that was recorded as investment in investee in the consolidated balance sheets. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. The Company owned zero common shares of ICL at June 30, 2020 and December 31, 2019.

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

(c)    Insurance Income Strategies Ltd.
Insurance Income Strategies Ltd. ("IIS") is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at June 30, 2020 and December 31, 2019. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s original $15.0 million investment. As of June 30, 2020, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.

(d)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.

1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At June 30, 2020 and December 31, 2019, the Company owned zero of the membership interests. Fitzgerald owned zero of the membership interests at June 30, 2020 and December 31, 2019, respectively. Energy was managed through a Board of Managers comprised of five managers, one of whom, Fitzgerald, was appointed by 1347 Capital LLC, a former wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and a $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.

1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach, a publicly traded company. The Company owned zero of the membership units at June 30, 2020 and December 31, 2019. The Company's investment in 1347 Investors prior to liquidation in the fourth quarter of 2019 was accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach common stock.

ICL owned 100.0% of the membership units at June 30, 2020 and December 31, 2019 and Fitzgerald has served as a member of the ICL Board of Directors since June 9, 2016.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. No principal has been waived, and interest continues to accrue on unpaid principal. The remaining principal amount outstanding on the Notes was $0.5 million as of June 30, 2020. During the three and six months ended June 30, 2020, the Company recorded a write-down of zero and $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining Debtors are current with the amended terms of the Notes. The Company has concluded there are no indications the remaining Debtors were experiencing financial difficulties at the time of the amendments, and the Company expects to collect all remaining amounts due.

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

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to fulfill certain payment obligations to Kingsway under the transaction documents such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2020.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2020.
(b)    Guarantee:
As further discussed in Note 5, "Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The Company's potential exposure under these agreements was not reasonably determinable at June 30, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2020.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2020

(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At June 30, 2020, the unfunded commitment was zero.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

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
NON-U.S. GAAP FINANCIAL MEASURE
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentation of net (loss) income, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is (loss) income from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized gains (losses), gain (loss) on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, net change in unrealized (loss) gain on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and equity in net income of investee. A reconciliation of segment operating income to (loss) income from continuing operations before income tax (benefit) expense for the three and six months ended June 30, 2020 and June 30, 2019 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2020 and June 30, 2019 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2020	2019	Change	2020	2019	Change
Segment operating income:
Extended Warranty	$1,285	$1,035	$250	$2,135	$1,602	$533
Leased Real Estate	838	753	85	1,435	1,205	230
Total segment operating income	2,123	1,788	335	3,570	2,807	763
Net investment income	681	749	(68)	1,400	1,448	(48)
Net realized gains (losses)	8	(556)	564	216	(241)	457
Gain (loss) on change in fair value of equity investments	489	(63)	552	(108)	15	(123)
(Loss) gain on change in fair value of limited liability investments, at fair value	(123)	2,347	(2,470)	1,776	6,612	(4,836)
Net change in unrealized (loss) gain on private company investments	—	—	—	(670)	19	(689)
Other-than-temporary impairment loss	—	—	—	(117)	(75)	(42)
Interest expense not allocated to segments	(1,997)	(2,339)	342	(4,150)	(4,441)	291
Other income and expenses not allocated to segments, net	(2,133)	(2,597)	464	(5,163)	(4,361)	(802)
Amortization of intangible assets	(573)	(676)	103	(1,147)	(1,197)	50
(Loss) gain on change in fair value of debt	(202)	918	(1,120)	2,443	1,494	949
Equity in net income of investee	—	201	(201)	—	168	(168)
(Loss) income from continuing operations before income tax (benefit) expense	(1,727)	(228)	(1,499)	(1,950)	2,248	(4,198)
Income tax (benefit) expense	(300)	168	(468)	(130)	(545)	415
(Loss) income from continuing operations	(1,427)	(396)	(1,031)	(1,820)	2,793	(4,613)
Gain on disposal of discontinued operations, net of taxes	6	—	6	6	—	6
Net (loss) income	$(1,421)	$(396)	$(1,025)	$(1,814)	$2,793	$(4,607)
(Loss) Income from Continuing Operations and Net (Loss) Income
In the second quarter of 2020, we reported loss from continuing operations of $1.4 million compared to $0.4 million in the second quarter of 2019. The loss from continuing operations for the three months ended June 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income. The loss from continuing operations for the three months ended June 30, 2019 is primarily due to interest expense not allocated to segments, other income and expenses not allocated to segments, net, and the change in fair value of debt, which was partially offset by operating income in Extended Warranty and Leased Real Estate and gain on change in fair value of limited liability investments, at fair value.
For the six months ended June 30, 2020, we reported loss from continuing operations of $1.8 million compared to income from continuing operations of $2.8 million for the six months ended June 30, 2019. The loss from continuing operations for the six months ended June 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate, gain on change in fair value of debt and gain on change in fair value of limited liability investments, at fair value. The income from continuing operations for the six months ended June 30, 2019 is primarily due to operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of limited liability investments, at fair value, partially offset by interest expense not allocated to segments and other income and expenses not allocated to segments, net.

KINGSWAY FINANCIAL SERVICES INC.

Extended Warranty
The Extended Warranty service fee and commission income decreased 11.9% (or $1.4 million) to $10.4 million for the three months ended June 30, 2020 compared with $11.8 million for the three months ended June 30, 2019 ($21.6 million year to date compared to $21.6 million prior year to date). The decrease in service fee and commission income for the three months ended June 30, 2020 is primarily due to a $1.2 million decrease at Trinity, driven by reduced revenues in its equipment breakdown and maintenance support services due to the loss of a major customer and impacts from the COVID-19 pandemic, which was partially offset by an increase in its extended warranty services product. For the six months ended June 30, 2020, a decrease in Trinity revenue of $2.4 million (driven by similar causes as the three month decrease), was essentially offset by an increase at Geminus primarily due to the inclusion of only four months of results in the 2019 period post-acquisition.
The Extended Warranty operating income was $1.3 million for the three months ended June 30, 2020 compared with $1.0 million for the three months ended June 30, 2019 ($2.1 million year to date compared to $1.6 million prior year to date). The increase in operating income for the three and six months ended June 30, 2020 is primarily due to the following:

•
A $0.4 million increase at Geminus for the three months ended June 30, 2020 to $0.5 million, primarily due to increased revenues offset by lower general and administrative expenses compared with the three months ended June 30, 2019. Geminus operating income increased $0.7 million to $0.8 million for the year to date ended June 30, 2020 primarily due to the inclusion of Geminus for the entire six months of 2020 following its acquisition effective March 1, 2019.

•
A $0.1 million increase at PWSC to $0.2 million for the three months ended June 30, 2020 ($0.4 million increase year to date to be $0.5 million), primarily due to a reduction in general and administrative expenses; and

•
A $0.3 million decrease at Trinity to $0.2 million for the three months ended June 30, 2020 ($0.6 million decrease year to date to be $0.2 million), driven by reduced revenues in its equipment breakdown and maintenance support services, partially offset by a related decrease in cost of services sold, operating expenses and increased margin on the extended warranty services product, compared to the same periods in 2019.

Leased Real Estate
Leased Real Estate rental income was $3.3 million for each of the three months ended June 30, 2020 and June 30, 2019 ($6.7 million for each of the six ended June 30, 2020 and June 30, 2019). The rental income is derived from CMC's long-term triple net lease. Leased Real Estate operating income was $0.8 million for the three months ended June 30, 2020 compared with $0.8 million for the three months ended June 30, 2019 ($1.4 million year to date compared to $1.2 million prior year to date). The increase in operating income for the three and six months ended June 30, 2020 is primarily attributable to lower litigation expenses compared to the same periods in 2019. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million for each of the three months ended June 30, 2020 and June 30, 2019 ($3.0 million for each of the six ended June 30, 2020 and June 30, 2019).
Net Realized Gains (Losses)
Net realized gains were less than $0.1 million in the second quarter of 2020 compared to net realized losses of $0.6 million in the second quarter of 2019 (net realized gains of $0.2 million year to date compared to net realized losses of $0.2 million prior year to date). The net realized gains for the three months ended June 30, 2020 relate to sales of fixed maturities. The net realized gains for the six months ended June 30, 2020 relate primarily to sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions.
The net realized losses for the three months ended June 30, 2019 relate to the sale of one of the Company's limited liability investments. The net realized losses for the six months ended June 30, 2019 relate primarily to the sale of one of the Company's limited liability investments during the second quarter, partially offset by a realized gain on the sale of 1347 Energy Holdings LLC ("Energy") during the first quarter of 2019. See Note 22, "Related Parties," to the unaudited consolidated interim financial statements, for further information about the sale of Energy.
Gain (Loss) on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $0.5 million in the second quarter of 2020 compared to a loss of $0.1 million in the second quarter of 2019 (loss of $0.1 million year to date compared to gain of less than $0.1 million prior year to date). Significant drivers include:

KINGSWAY FINANCIAL SERVICES INC.

•
Unrealized gains of $0.5 million and less than $0.1 million on equity investments held during the three months ended June 30, 2020 and June 30, 2019, respectively (unrealized losses of $0.1 million and unrealized gains of $0.1 million, respectively, year to date and prior year to date); and

•	Net realized losses of zero and $0.1 million on equity investments sold during the three months ended June 30, 2020 and June 30, 2019, respectively.
(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
Loss on change in fair value of limited liability investments, at fair value was $0.1 million in the second quarter of 2020 compared to a gain of $2.3 million in the second quarter of 2019 (gain of $1.8 million year to date compared to $6.6 million prior year to date). The loss for the three months ended June 30, 2020 represents a decrease in fair value of $0.1 million related to Argo Holdings Fund I, LLC ("Argo Holdings"). The gain for the three months ended June 30, 2019 includes an increase in fair value of $1.9 million related to 1347 Investors LLC (“1347 Investors”) and a $0.4 million increase in fair value related to Net Lease Investment Grade Portfolio LLC ("Net Lease").

The gain for the six months ended June 30, 2020 represents an increase in fair value of $1.9 million related to Net Lease, partially offset by a decrease in fair value of $0.1 million related to Argo Holdings. The gain for the six months ended June 30, 2019 includes increases in fair value of $6.1 million related to 1347 Investors, $0.4 million related to Net Lease and $0.1 million related to Argo Holdings.

During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. See Note 22, "Related Parties," to the unaudited consolidated interim financial statements for further information about the dissolution of 1347 Investors.
Net Change in Unrealized (Loss) Gain on Private Company Investments
Net change in unrealized (loss) gain on private company investments was zero for each of the three months ended June 30, 2020 and June 30, 2019 (loss of $0.7 million year to date compared to a gain of less than $0.1 million prior year to date). For the six months ended June 30, 2020 and June 30, 2019, the Company recorded adjustments of zero compared to less than $0.1 million, respectively, to adjust the fair values of certain investments in private companies for observable price changes. Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down one of its investments by 90%, or $0.7 million, for other-than-temporary impairment for the six months ended June 30, 2020 as a result of the impacts of COVID-19 on the investment’s underlying business.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the second quarter of 2020 was $2.0 million compared to $2.3 million in the second quarter of 2019 ($4.2 million year to date compared to $4.4 million prior year to date). The net decrease for the three and six months ended June 30, 2020 is attributable to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and six months ended June 30, 2020 compared to the same periods in 2019. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. For the year to date ended June 30, 2020, the decrease in interest expense attributable to the Company's subordinated debt was partially offset by interest expense related to the KWH Loan, related to the acquisition of Geminus effective March 1, 2019, being outstanding for the entire six months of 2020. See "Debt" section below for further details.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $2.1 million in the second quarter of 2020 compared to $2.6 million in the second quarter of 2019 ($5.2 million year to date compared to $4.4 million prior year to date). The decrease for the three months ended June 30, 2020 is primarily attributable to a decrease in loss and loss adjustment expenses of $0.6 million. During the three months ended June 30, 2019, Amigo increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  The unfavorable development for the three months ended June 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.
The increase in net expense for the year to date ended June 30, 2020 is primarily attributable to higher professional services fees incurred with the Company’s outside auditors related to the Company's 2018 Annual Report, which was filed on February 27, 2020, and $0.9 million of expense recorded pursuant to a settlement agreement related to outstanding litigation between the Company and Aegis Security Insurance Company, partially offset by a decrease in loss and loss adjustment expenses for the six months ended June 30, 2020 compared to the same period in 2019. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

(Loss) Gain on Change in Fair Value of Debt
Loss on change in fair value of debt was $0.2 million in the second quarter of 2020 compared to a gain of $0.9 million in the second quarter of 2019 (gain of $2.4 million year to date compared to a gain of $1.5 million prior year to date). The loss for the three months ended June 30, 2020 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which was primarily the result of a decrease in the risk-free rate. The gains for the six months ended June 30, 2020 and the three and six months ended June 30, 2019 reflect decreases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.
Equity in Net Income of Investee
Equity in net income of investee for the three and six months ended June 30, 2019 was $0.2 million and includes the Company's investment in Itasca Capital Ltd. ("ICL"). During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for the second quarter of 2020 was $0.3 million compared to income tax expense of $0.2 million in the second quarter of 2019 (benefit of $0.1 million year to date compared to a benefit of $0.5 million prior year to date). See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and six months ended June 30, 2020 and June 30, 2019.

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

At June 30, 2020, we held cash and cash equivalents, restricted cash and investments with a carrying value of $97.3 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2020	% of Total	December 31, 2019	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	7,760	8.0%	13,316	13.7%
States, municipalities and political subdivisions	625	0.6%	600	0.6%
Mortgage-backed	5,361	5.5%	2,939	3.0%
Corporate	5,845	6.0%	5,340	5.5%
Total fixed maturities	19,591	20.1%	22,195	22.8%
Equity investments:
Common stock	2,307	2.4%	2,406	2.5%
Warrants	6	—%	15	—%
Total equity investments	2,313	2.4%	2,421	2.5%
Limited liability investments	3,719	3.8%	3,841	4.0%
Limited liability investments, at fair value	30,864	31.7%	29,078	30.0%
Investments in private companies	1,365	1.4%	2,035	2.1%
Real estate investments	10,662	11.0%	10,662	11.0%
Other investments	789	0.8%	1,009	1.0%
Short-term investments	157	0.2%	155	0.2%
Total investments	69,460	71.4%	71,396	73.6%
Cash and cash equivalents	13,351	13.7%	13,478	13.9%
Restricted cash	14,458	14.9%	12,183	12.5%
Total	97,269	100.0%	97,057	100.0%
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
As a result of the analysis performed with respect to other investments, the Company did not record any write-downs for other-than-temporary impairment for each of the three months ended June 30, 2020 and June 30, 2019 ($0.1 million and zero for the six months ended June 30, 2020 and June 30, 2019, respectively).

As a result of the analysis performed with respect to limited liability investments, the Company did not record any write-downs for other-than-temporary impairment for each of the three months ended June 30, 2020 and June 30, 2019 (zero and $0.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively).

As a result of the analysis performed with respect to investments in limited liability companies, at fair value, the Company recorded write-downs for other-than-temporary impairment of zero and less than $0.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively (zero and less than $0.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively), which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

As a result of the analysis performed with respect to investments in private companies, the Company did not record any write-downs for other-than-temporary impairment for each of the three months ended June 30, 2020 and June 30, 2019 ($0.7 million and zero for the six months ended June 30, 2020 and June 30, 2019, respectively), which are included in net change in unrealized (loss) gain on private company investments in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and six months ended June 30, 2020 and June 30, 2019.

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
At June 30, 2020 and December 31, 2019, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2020 and December 31, 2019, all unrealized losses on individual investments were considered temporary.
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
TABLE 3 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	June 30, 2020	December 31, 2019
Non-standard automobile	266	475
Commercial automobile	136	73
Other	1,095	1,226
Total	1,497	1,774

TABLE 4 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	June 30, 2020	December 31, 2019
Non-standard automobile	266	475
Commercial automobile	136	73
Other	1,095	1,226
Total	1,497	1,774

KINGSWAY FINANCIAL SERVICES INC.

Non-Standard Automobile
At June 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.3 million and $0.5 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Commercial Automobile
At June 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.1 million.
Other
At June 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.1 million and $1.2 million. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	2	601	15	708
For the three months ended June 30, 2020, the Company reported unfavorable development for loss and loss adjustment expenses from prior accident years of less than $0.1 million compared with $0.6 million for the three months ended June 30, 2019 (unfavorable development of less than $0.1 million year to date compared to $0.7 million prior year to date). The unfavorable development reported for the three and six months ended June 30, 2020 and June 30, 2019 was related to an increase in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. During the three months ended June 30, 2019, Amigo increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  The unfavorable development for the three and six months ended June 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.
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
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven. The PPP is carried in the consolidated balance sheets at its unpaid principal balance.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2020, deferred interest payable of $11.8 million is included in accrued expenses and other liabilities in the consolidated balance sheet.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At June 30, 2020, the carrying value of the subordinated debt is $41.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the six months ended June 30, 2020, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread

KINGSWAY FINANCIAL SERVICES INC.

and swap rate variables during the six months ended June 30, 2020, along with the passage of time, contributed to the $13.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and June 30, 2020.
Of the $13.1 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and June 30, 2020, $10.6 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $2.4 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party will no longer introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value totaling $90.5 million of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.

For a description of each of the Company's six subsidiary trusts, see Note 13, "Debt," to the unaudited consolidated interim financial statements.

Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019.  Due to the delay in filing its 2019 Annual Report, the Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures.  As of the date of the filing of this report on Form 10-Q for the three and six months ended June 30, 2020, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it.  Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default.  Now that the Company has filed its 2019 Annual Report, the Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2019 in the near-term.

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
Cash Flows
During the six months ended June 30, 2020, the Company reported $1.0 million of net cash used in operating activities. The reconciliation between the Company's reported net loss of $1.8 million and the $1.0 million of net cash used in operating activities can be explained primarily by the $3.3 million of depreciation and amortization expense, the $1.8 million gain on the change in fair value of limited liability investments, at fair value, and the $2.4 million gain on change in fair value of debt.
During the six months ended June 30, 2020, the net cash provided by investing activities was $3.1 million. This source of cash was primarily attributed to proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.
During the six months ended June 30, 2020, the net cash provided by financing activities was less than $0.1 million. This source of cash was primarily attributed to principal proceeds from notes payable of $2.9 million (related to the PPP loans received), partially offset by principal repayments on bank loans of $0.7 million and principal repayments of $2.0 million on the notes payable.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances,

KINGSWAY FINANCIAL SERVICES INC.

prior to the payment of dividends. At June 30, 2020, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission income. The Company's Leased Real Estate subsidiary funds its obligations through rental income. The Company's insurance subsidiaries fund their obligations primarily through available cash and cash equivalents.
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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.2 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively. These amounts are reflected in the cash and cash equivalents of $13.4 million and $13.5 million reported at June 30, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.

KINGSWAY FINANCIAL SERVICES INC.

The holding company’s liquidity of $1.2 million at June 30, 2020 represented approximately three months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2020, the holding company’s liquidity of $1.9 million represented approximately four months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity at June 30, 2020 and as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2020 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments, particularly investments in publicly traded securities, owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2020, they do represent future sources of liquidity.
As of June 30, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $11.8 million at June 30, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

KINGSWAY FINANCIAL SERVICES INC.

New York Stock Exchange Listing Standards
On April 17, 2020, the Company received notification from the New York Stock Exchange ("NYSE") of the Company's noncompliance with certain NYSE standards for continued listing of its common shares. Specifically, Kingsway was below the NYSE's continued listing criteria because its average total market capitalization over a 30 consecutive trading day period was less than $50.0 million at the same time that reported shareholders' equity was below $50.0 million. Under the NYSE's continued listing criteria, a NYSE-listed company must maintain average market capitalization of not less than $50.0 million over a 30 consecutive trading day period or reported shareholders' equity of not less than $50.0 million.
The Company had 90 days from the date of the notice to submit a business plan to the NYSE demonstrating its ability to achieve compliance with the listing standards within 18 months of receiving the notice. The Company submitted a business plan to the NYSE on June 1, 2020, intended to demonstrate its ability to achieve compliance with the listing standards within 18 months of receiving the notice. On July 9, 2020, the NYSE notified the Company that the plan has been accepted. There can be no assurances that the Company will maintain compliance with the plan. If the Company is unable to comply with the plan or is unable to meet the continued listing standard by December 26, 2021, the Company will be subject to the prompt initiation of NYSE suspension and delisting procedures.
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

Table 6 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at June 30, 2020 and December 31, 2019.

TABLE 6 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	June 30, 2020	% of Total	December 31, 2019	% of Total
Due in less than one year	4,061	20.7%	7,011	31.6%
Due in one through five years	13,793	70.4%	13,554	61.1%
Due after five through ten years	517	2.6%	672	3.0%
Due after ten years	1,220	6.3%	958	4.3%
Total	19,591	100.0%	22,195	100.0%

At June 30, 2020, 91.1% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment

KINGSWAY FINANCIAL SERVICES INC.

expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 7 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at June 30, 2020 and December 31, 2019.
TABLE 7 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of June 30, 2020
Estimated fair value	$19,916	$19,591	$19,266
Estimated increase (decrease) in fair value	$325	$—	$(325)

As of December 31, 2019
Estimated fair value	$22,494	$22,195	$21,896
Estimated increase (decrease) in fair value	$299	$—	$(299)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of June 30, 2020, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 8 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at June 30, 2020 and December 31, 2019, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 95.9% of those investments rated 'A' or better at June 30, 2020.
TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	June 30, 2020	December 31, 2019
AAA/Aaa	53.5%	73.7%
AA/Aa	14.7	22.9
A/A	27.7	2.5
Percentage rated A/A2 or better	95.9%	99.1%
BBB/Baa	4.1	0.9
Total	100.0%	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the identified material weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2020 and June 30, 2019 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Process
The Company has been evaluating the material weaknesses and is in process of executing its plan to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan includes the following actions:

•	Perform a comprehensive assessment of all existing accounting policies and revise existing policies and/or introduce new policies, as needed;

•	Enhance the formality of its review procedures with respect to its accounting for any new investments, as well as the periodic evaluation of existing investments;

•	Implement additional review procedures with respect to its accounting under ASC 606 to ensure the Company’s accounting will continue to be in accordance with that standard on a go-forward basis;

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2020, and ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 13, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2020	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

