Form 10-Q
period 2020-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2020-11-06
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2020
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
1-847-871-6408
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 6, 2020 was 22,711,069.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $19,971 and $22,136, respectively)	$20,225	$22,195
Equity investments, at fair value (cost of $1,171 and $2,895, respectively)	261	2,421
Limited liability investments	3,739	3,841
Limited liability investments, at fair value	31,119	29,078
Investments in private companies, at adjusted cost	791	2,035
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	300	1,009
Short-term investments, at cost which approximates fair value	157	155
Total investments	67,254	71,396
Cash and cash equivalents	20,506	13,478
Restricted cash	10,943	12,183
Accrued investment income	730	562
Service fee receivable, net of allowance for doubtful accounts of $655 and $634, respectively	3,584	3,400
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	12,829	14,013
Deferred acquisition costs, net	8,892	8,604
Property and equipment, net of accumulated depreciation of $23,788 and $20,503, respectively	95,924	99,064
Right-of-use asset	2,874	3,327
Goodwill	82,104	82,104
Intangible assets, net of accumulated amortization of $14,861 and $13,142, respectively	84,705	86,424
Other assets	3,987	5,068
Total Assets	$394,332	$399,623
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	29,733	26,993
Income taxes payable	2,816	2,758
Deferred service fees	55,675	56,252
Unpaid loss and loss adjustment expenses	1,401	1,774
Bank loans	8,574	9,240
Notes payable	193,741	194,634
Subordinated debt, at fair value	44,934	54,655
Lease liability	3,105	3,529
Net deferred income tax liabilities	28,384	29,015
Total Liabilities	368,363	378,850

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at September 30, 2020 and December 31, 2019, respectively; 182,876 and 222,876 issued and outstanding at September 30, 2020 and December 31, 2019, respectively; redemption amount of $6,571 and $7,696 at September 30, 2020 and December 31, 2019, respectively	6,269	6,819

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at September 30, 2020 and December 31, 2019, respectively; 22,211,069 and 21,866,959 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	354,853	354,101
Treasury stock, at cost; 247,450 and 247,450 issued and held at September 30, 2020 and December 31, 2019, respectively	(492)	(492)
Accumulated deficit	(391,961)	(388,082)
Accumulated other comprehensive income	43,310	35,347
Shareholders' equity attributable to common shareholders	5,710	874
Noncontrolling interests in consolidated subsidiaries	13,990	13,080
Total Shareholders' Equity	19,700	13,954
Total Liabilities, Class A preferred stock and Shareholders' Equity	$394,332	$399,623

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2020		2019	2020	2019
Revenues:

Service fee and commission income	$11,995		$12,904	$33,619	$34,491
Rental income	3,341		3,341	10,023	10,023
Other income	79		110	321	368
Total revenues	15,415		16,355	43,963	44,882
Operating expenses:
Claims authorized on vehicle service agreements	2,221		2,445	6,948	6,838
Loss and loss adjustment expenses	2		2	17	710
Commissions	1,418		1,256	4,000	3,277
Cost of services sold	1,102		1,533	1,852	4,052
General and administrative expenses	9,719		9,156	28,800	26,722
Leased real estate segment interest expense	1,484		1,513	4,474	4,560
Total operating expenses	15,946		15,905	46,091	46,159
Operating (loss) income	(531)		450	(2,128)	(1,277)
Other revenues (expenses), net:
Net investment income	625	—	897	2,025	2,345
Net realized (losses) gains	(59)	—	1,001	157	760
Gain (loss) on change in fair value of equity investments	1,177	—	(38)	1,069	(23)
Gain (loss) on change in fair value of limited liability investments, at fair value	274		(3,356)	2,050	3,256
Net change in unrealized loss on private company investments	(74)		(343)	(744)	(324)
Other-than-temporary impairment loss	—	—	—	(117)	(75)
Non-operating other income	73	—	50	77	223
Interest expense not allocated to segments	(1,813)		(2,314)	(5,963)	(6,755)
Amortization of intangible assets	(572)		(675)	(1,719)	(1,872)
(Loss) gain on change in fair value of debt	(503)		610	1,940	2,104
Equity in net (loss) income of investee	—		(126)	—	42
Total other expenses, net	(872)		(4,294)	(1,225)	(319)
Loss from continuing operations before income tax (benefit) expense	(1,403)		(3,844)	(3,353)	(1,596)
Income tax (benefit) expense	(279)		162	(409)	(383)
Loss from continuing operations	(1,124)		(4,006)	(2,944)	(1,213)
Gain on disposal of discontinued operations, net of taxes	—		—	6	—
Net loss	(1,124)		(4,006)	(2,938)	(1,213)
Less: Net income attributable to noncontrolling interests in consolidated subsidiaries	112		202	941	671
Less: Dividends on preferred stock	230		258	831	756
Net loss attributable to common shareholders	$(1,466)		$(4,466)	$(4,710)	$(2,640)
Loss per share - continuing operations:
Basic:	$(0.07)		$(0.20)	$(0.21)	$(0.12)
Diluted:	$(0.07)		$(0.20)	$(0.21)	$(0.12)
Earnings per share - discontinued operations:
Basic:	$—		$—	$—	$—
Diluted:	$—		$—	$—	$—
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.07)		$(0.20)	$(0.21)	$(0.12)
Diluted:	$(0.07)		$(0.20)	$(0.21)	$(0.12)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,211		21,867	22,164	21,858
Diluted:	22,211		21,867	22,164	21,858

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss	$(1,124)	$(4,006)	$(2,938)	$(1,213)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(50)	52	130	284
Reclassification adjustment for amounts included in net loss	(2)	(6)	64	(19)
Change in fair value of debt attributable to instrument-specific credit risk	(2,843)	(951)	7,781	(2,646)
Equity in other comprehensive income of limited liability investment	—	—	—	45
Other comprehensive (loss) income	(2,895)	(905)	7,975	(2,336)
Comprehensive (loss) income	(4,019)	(4,911)	5,037	(3,549)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	109	203	953	684
Comprehensive (loss) income attributable to common shareholders	$(4,128)	$(5,114)	$4,084	$(4,233)
(1) Net of income tax (benefit) expense of $0 and $0 for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829
Net (loss) income	—	—	—	—	(1,236)	—	(1,236)	112	(1,124)
Preferred stock dividends	—	—	(230)	—	—	—	(230)	—	(230)
Other comprehensive loss	—	—	—	—	—	(2,892)	(2,892)	(3)	(2,895)
Stock-based compensation	—	—	120	—	—	—	120	—	120
Balance, September 30, 2020	22,211,069	$—	$354,853	$(492)	$(391,961)	$43,310	$5,710	$13,990	$19,700

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2019	21,866,959	$—	$353,778	$(379,872)	$39,325	$13,231	$11,976	$25,207
Net (loss) income	—	—	—	(4,208)	—	(4,208)	202	(4,006)
Preferred stock dividends	—	—	(258)	—	—	(258)	—	(258)
Other comprehensive (loss) income	—	—	—	—	(906)	(906)	1	(905)
Stock-based compensation	—	—	145	—	—	145	—	145
Balance, September 30, 2019	21,866,959	$—	$353,665	$(384,080)	$38,419	$8,004	$12,179	$20,183

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(3,879)	—	(3,879)	941	(2,938)
Preferred stock dividends	—	—	(831)	—	—	—	(831)	—	(831)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	7,963	7,963	12	7,975
Stock-based compensation, net of forfeitures	—	—	202	—	—	—	202	—	202
Balance, September 30, 2020	22,211,069	$—	$354,853	$(492)	$(391,961)	$43,310	$5,710	$13,990	$19,700

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$(382,196)	$40,768	$12,462	$11,796	$24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(1,884)	—	(1,884)	671	(1,213)
Preferred stock dividends	—	—	(756)	—	—	(756)	—	(756)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(301)	(301)
Other comprehensive (loss) income	—	—	—	—	(2,349)	(2,349)	13	(2,336)
Stock-based compensation	—	—	531	—	—	531	—	531
Balance, September 30, 2019	21,866,959	$—	$353,665	$(384,080)	$38,419	$8,004	$12,179	$20,183

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities:
Net loss	$(2,938)	$(1,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	(6)	—
Equity in net income of investee	—	(42)
Equity in net income of limited liability investments	(31)	(34)
Depreciation and amortization expense	5,005	5,146
Stock-based compensation expense, net of forfeitures	202	531
Net realized gains	(157)	(760)
(Gain) loss on change in fair value of equity investments	(1,069)	23
Gain on change in fair value of limited liability investments, at fair value	(2,050)	(3,256)
Net change in unrealized loss on private company investments	744	324
Gain on change in fair value of debt	(1,940)	(2,104)
Deferred income taxes, adjusted for Geminus liabilities assumed in 2019	(631)	(781)
Other-than-temporary impairment loss	117	75
Amortization of fixed maturities premiums and discounts	98	(20)
Amortization of note payable premium	(669)	(689)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Geminus assets acquired in 2019	(184)	(2,460)
Other receivables, net, adjusted for Geminus assets acquired in 2019	1,184	(1,319)
Deferred acquisition costs, net	(288)	(1,343)
Unpaid loss and loss adjustment expenses	(373)	(216)
Deferred service fees, adjusted for Geminus liabilities assumed in 2019	(577)	5,618
Other, net, adjusted for Geminus assets acquired and liabilities assumed in 2019	3,971	2,529
Net cash provided by operating activities	408	9
Investing activities:
Proceeds from sales and maturities of fixed maturities	12,685	9,401
Proceeds from sales of equity investments	3,230	683
Purchases of fixed maturities	(10,518)	(9,794)
Net proceeds from limited liability investments	133	355
Net proceeds from limited liability investments, at fair value	109	507
Net proceeds from investments in private companies	683	824
Net proceeds from other investments	369	1,384
Net (purchases of) proceeds from short-term investments	(3)	50
Acquisition of business, net of cash acquired	—	(4,847)
Net purchases of property and equipment, adjusted for Geminus assets acquired in 2019	(146)	(164)
Net cash provided by (used in) investing activities	6,542	(1,601)
Financing activities:
Distributions to noncontrolling interest holders	(43)	—
Taxes paid related to net share settlements of restricted stock awards	(83)	(89)
Principal proceeds from bank loan, net of debt issuance costs of $981	—	9,019
Principal payments on bank loans	(812)	(2,290)
Principal proceeds from notes payable	2,858	—
Principal payments on notes payable	(3,082)	(2,786)
Net cash (used in) provided by financing activities	(1,162)	3,854
Net increase in cash and cash equivalents and restricted cash	5,788	2,262
Cash and cash equivalents and restricted cash at beginning of period	25,661	31,578
Cash and cash equivalents and restricted cash at end of period	$31,449	$33,840

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and reduced consumer spending due to both job losses and other effects attributable to COVID-19. The near-term impacts of COVID-19 are primarily with respect to the Company’s Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products either remain closed or are open but with capacity constraints, the Company has seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, the Company experienced an initial reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States. There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and has and will continue to adjust its operations accordingly.
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.
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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.8 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively, which excludes future actions available to the holding company that could be taken to increase liquidity and reflects approximately thirteen months of operating cash outflows. However, a substantial portion of the September 30, 2020 balance is expected to be used as funding for the acquisition of PWI Holdings, Inc. (see Note 24, "Subsequent Events," for further details). The holding company cash amounts are reflected in the cash and cash equivalents of $20.5 million and $13.5 million reported at September 30, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of September 30, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $12.9 million at September 30, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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
Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, and investment balances anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, excluding the cash that may be required to redeem the Preferred Shares and deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. The adoption of ASU 2017-04 did not have an impact on the Company's consolidated financial statements.
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

(b)    Accounting Standards Not Yet Adopted:
In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). ASU 2020-01 is effective for annual and interim reporting periods beginning after December 15, 2020. The Company is currently evaluating ASU 2020-01 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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

NOTE 5 DISCONTINUED OPERATIONS
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As a result of this announcement, Mendota, which was previously disclosed as part of the Insurance Underwriting segment, has been classified as a discontinued operation, and the results of their operations are reported separately for all periods presented. The Company recognized a gain on disposal of Mendota of less than $0.1 million for the nine months ended September 30, 2020 and zero for the nine months ended September 30, 2019. The Company recognized a loss on disposal of Mendota of $1.5 million for the year ended December 31, 2019.

The final aggregate purchase price of $28.6 million was redeployed primarily to acquire equity investments, limited liability investments, limited liability investment, at fair value and other investments, which were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. A security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease Investment Grade Portfolio LLC ("Net Lease"), as well as any distributions to the Company from Net Lease, is collateral for the Company’s payment of obligations with respect to the open claims. There is no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net of expenses, the Company recorded a gain of less than $0.1 million for the nine months ended September 30, 2020 and a loss of $1.5 million for the year ended December 31, 2019, related to the settlement of the remaining specified claim, which is reported as gain (loss) on disposal of discontinued operations in the consolidated statement of operations. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at September 30, 2020 and December 31, 2019 are summarized in the tables shown below:

(in thousands)	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,400	$126	$—	$9,526
States, municipalities and political subdivisions	1,268	6	—	1,274
Mortgage-backed	5,239	66	3	5,302
Corporate	4,064	59	—	4,123
Total fixed maturities	$19,971	$257	$3	$20,225

(in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$74	$4	$13,316
States, municipalities and political subdivisions	601	—	1	600
Mortgage-backed	2,951	2	14	2,939
Corporate	5,338	8	6	5,340
Total fixed maturities	$22,136	$84	$25	$22,195

The table below summarizes the Company's fixed maturities at September 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,833	$3,859
Due after one year through five years	14,757	14,966
Due after five years through ten years	299	309
Due after ten years	1,082	1,091
Total	$19,971	$20,225

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of September 30, 2020 and December 31, 2019. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					September 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$101	$—	$—	$—	$101	$—
States, municipalities and political subdivisions	200	—	—	—	200	—
Mortgage-backed	998	3	—	—	998	3
Corporate	210	—	—	—	210	—
Total fixed maturities	$1,509	$3	$—	$—	$1,509	$3

(in thousands)					December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$305	$—	$1,002	$4	$1,307	$4
States, municipalities and political subdivisions	—	—	453	1	453	1
Mortgage-backed	1,063	1	1,271	13	2,334	14
Corporate	2,495	4	526	2	3,021	6
Total fixed maturities	$3,863	$5	$3,252	$20	$7,115	$25
There are approximately 11 and 48 individual available-for-sale investments that were in unrealized loss positions as of September 30, 2020 and December 31, 2019, respectively.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded the following write-downs for other-than-temporary impairment related to:

•	Other investments of zero for the three months ended September 30, 2020 and September 30, 2019 ($0.1 million year to date compared to zero prior year to date);

•	Limited liability investments of zero for the three months ended September 30, 2020 and September 30, 2019 (zero year to date compared to $0.1 million prior year to date); and

•	Available-for sale investments of zero for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2020 and December 31, 2019, the carrying value of limited liability investments totaled $3.7 million and $3.8 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At September 30, 2020, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings Fund I, LLC ("Argo Holdings"). Prior to the fourth quarter of 2019, limited liability investments, at fair value included the Company's investment in 1347 Investors LLC ("1347 Investors").
The fair value of the Company's investment in 1347 Investors was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million, resulting in the Company recording a realized gain of $1.5 million for the three and nine months ended September 30, 2020.
The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease is expected to report an increase in the fair value of its underlying investments of $2.4 million during their third quarter of 2020. As a result of the three-month lag, the Company will report this as a gain on change in fair value of limited liability investments, at fair value during the fourth quarter of 2020. The increase in fair value is primarily attributable to the sale of one of the three Net Lease investment properties for $40.1 million, which closed on October 30, 2020. Given the proximity of the sale to September 30, 2020, the Company believes that the ultimate selling price is the best indication of value as of September 30, 2020.
As of September 30, 2020 and December 31, 2019, the carrying value of the Company's limited liability investments, at fair value was $31.1 million and $29.1 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.1 million for the three and nine months ended September 30, 2020 (less than $0.1 million for the three and nine months ended September 30, 2019). At September 30, 2020, the Company has no unfunded commitments to fund limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2020 and December 31, 2019, the carrying value of the Company's investments in private companies totaled $0.8 million and $2.0 million, respectively. For the three and nine months ended September 30, 2020, the Company did not record any adjustments to the fair value of certain investments in private companies for observable price changes ($0.2 million for the three and nine months ended September 30, 2019), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
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

As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $0.1 million and $0.2 million for the three months ended September 30, 2020 and September 30, 2019 ($0.7 million and $0.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the three and nine months ended September 30, 2020 are a result of the impact of COVID-19 on the investments' underlying business.
Real estate investments are reported at fair value. As of September 30, 2020 and December 31, 2019, the carrying value of the Company's real estate investments totaled $10.7 million.
Other investments include collateral loans and are reported at their unpaid principal balance. As of September 30, 2020 and December 31, 2019, the carrying value of other investments totaled $0.3 million and $1.0 million, respectively.
Net investment income for the three and nine months ended September 30, 2020 and September 30, 2019 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Interest from fixed maturities	$69	$136	$250	$331
Dividends	34	69	121	197
Income from limited liability investments	19	20	31	34
Income from limited liability investments, at fair value	234	372	702	839
Income from real estate investments	200	200	600	600
Other	88	105	365	395
Gross investment income	644	902	2,069	2,396
Investment expenses	(19)	(5)	(44)	(51)
Net investment income	$625	$897	$2,025	$2,345
Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the three and nine months ended September 30, 2020 and September 30, 2019 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross realized gains	$164	$1,004	$380	$1,363
Gross realized losses	(223)	(3)	(223)	(603)
Net realized (losses) gains	$(59)	$1,001	$157	$760

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Gain (loss) on change in fair value of equity investments for the three and nine months ended September 30, 2020 and September 30, 2019 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net gain (losses) recognized on equity investments sold during the period	$1,505	$(11)	$1,505	$(112)
Change in unrealized (losses) gains on equity investments held at end of the period	(328)	(27)	(436)	89
Gain (loss) on change in fair value of equity investments	$1,177	$(38)	$1,069	$(23)
Short-term investments and fixed maturities with an estimated fair value of $0.2 million at September 30, 2020 and December 31, 2019, were on deposit with state and provincial regulatory authorities.

The Company also has restricted cash of $10.9 million and $12.2 million at September 30, 2020 and December 31, 2019, respectively. Included in restricted cash are:

•	Zero and $1.1 million at September 30, 2020 and December 31, 2019, respectively, held in escrow as part of the transaction to sell Mendota;

•
$7.8 million and $8.6 million at September 30, 2020 and December 31, 2019, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), and Geminus;

•	$2.0 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively, on deposit with state and provincial regulatory authorities; and

•
$1.1 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

NOTE 7 INVESTMENT IN INVESTEE
The Company formerly held an investment in the common stock of Itasca Capital Ltd. ("ICL") that was recorded as investment in investee in the consolidated balance sheets prior to December 31, 2019. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 22(b), "Related Parties," for more information. For the three and nine months ended September 30, 2019, equity in net (loss) income of investee was a loss of $0.1 million and income of less than $0.1 million, respectively.

NOTE 8 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2020 and September 30, 2019 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance, net	$8,750	$7,724	$8,604	$6,904
Additions	1,390	1,615	3,644	4,316
Amortization	(1,248)	(1,092)	(3,356)	(2,973)
Balance at September 30, net	$8,892	$8,247	$8,892	$8,247
NOTE 9 INTANGIBLE ASSETS
Intangible assets at September 30, 2020 and December 31, 2019 are comprised as follows:

(in thousands)		September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,874	$1,044
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	6,885	5,761
In-place lease	1,125	265	860
Non-compete	266	157	109
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$14,861	$84,705

(in thousands)		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,505	$1,413
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	5,622	7,024
In-place lease	1,125	218	907
Non-compete	266	117	149
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$13,142	$86,424
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
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $0.6 million and $0.7 million for the three months ended September 30, 2020 and September 30, 2019, respectively ($1.7 million and $1.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and nine months ended September 30, 2020 and September 30, 2019.
NOTE 10 PROPERTY AND EQUIPMENT
Property and equipment at September 30, 2020 and December 31, 2019 are comprised as follows:

(in thousands)			September 30, 2020
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	17,395	73,913
Buildings	580	61	519
Leasehold improvements	181	119	62
Furniture and equipment	1,093	996	97
Computer hardware	5,430	5,217	213
Total	$119,712	$23,788	$95,924

(in thousands)		December 31, 2019
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	14,295	77,013
Buildings	580	50	530
Leasehold improvements	156	109	47
Furniture and equipment	1,121	1,010	111
Computer hardware	5,282	5,039	243
Total	$119,567	$20,503	$99,064

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

A reconciliation of the changes in the vehicle service agreement liability, including deferred service fees related to vehicle service agreements, as of September 30, 2020 and September 30, 2019 were as follows:

(in thousands)	September 30, 2020	September 30, 2019
Balance at January 1, net	$51,723	$43,734
Vehicle service agreement liability acquired during the year related to the purchase of Geminus	—	10,792
Gross service fees for vehicle service agreements sold	19,655	22,941
Recognition of service fees on vehicle service agreements	(22,835)	(20,489)
Liability for claims authorized on vehicle service agreements	6,948	6,838
Payments of claims authorized on vehicle service agreements	(4,717)	(4,305)
Re-estimation of deferred service fees	(277)	(351)
Balance at September 30, net	$50,497	$59,160
The vehicle service agreement liability is presented as components of deferred services fees and accrued expenses and other liabilities in the consolidated balance sheets as follows:

(in thousands)	September 30,	December 31,
	2020	2019
Deferred service fees	$49,928	$51,226
Accrued expenses and other liabilities	569	497
Balance at end of period, net	$50,497	$51,723
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, as of September 30, 2020 and September 30, 2019 were as follows:

(in thousands)	September 30, 2020	September 30, 2019
Balance at beginning of period, gross	$1,774	$2,073
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at beginning of period, net	1,774	2,073
Incurred related to:
Current year	—	—
Prior years	17	710
Paid related to:
Current year	—	—
Prior years	(390)	(926)
Balance at end of period, net	1,401	1,857
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at end of period, gross	$1,401	$1,857
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of less than $0.1 million and $0.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The unfavorable development for the nine months ended September 30, 2020 and September 30, 2019 was related to an increase in loss and loss adjustment expenses at Amigo. The unfavorable development for the nine months ended September 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.
NOTE 13 DEBT
Debt consists of the following instruments at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020			December 31, 2019
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$—	$—	$—	$437	$437	$435
KWH Loan	9,250	8,574	11,209	9,625	8,803	11,820
Total bank loans	9,250	8,574	11,209	10,062	9,240	12,255
Notes payable:
Mortgage	167,073	174,882	190,896	169,818	178,297	182,265
Flower Note	7,001	7,001	7,990	7,337	7,337	8,071
Net Lease Note	9,000	9,000	9,111	9,000	9,000	9,396
PPP	2,858	2,858	2,858	—	—	—
Total notes payable	185,932	193,741	210,855	186,155	194,634	199,732
Subordinated debt	90,500	44,934	44,934	90,500	54,655	54,655
Total	$285,682	$247,249	$266,998	$286,717	$258,529	$266,642

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

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
On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at September 30,

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

2020 of $7.0 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The carrying value of the Net Lease Note at September 30, 2020 of $9.0 million represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties. The existing financing will be replaced with three year non-recourse debt maturing November 1, 2023 with a fixed interest rate of 4.35%. Each of these transactions closed on October 30, 2020.
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loans will be forgiven. The carrying value of the PPP at September 30, 2020 of $2.9 million represents its unpaid principal balance.
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
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. Of the $9.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and September 30, 2020, $7.8 million is reported as change in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $1.9 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2020, deferred interest payable of $12.9 million is included in accrued expenses and other liabilities in the consolidated balance sheets.
The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

NOTE 14 LEASES
Lessee Leases
Operating lease costs and variable lease costs included in selling and administrative costs for the three months ended September 30, 2020 were $0.2 million and less than $0.1 million, respectively ($0.6 million and less than $0.1 million, respectively, for the nine months ended September 30, 2020).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The annual maturities of lease liabilities as of September 30, 2020 were as follows:

(in thousands)	Lease Commitments
2020	$175
2021	802
2022	824
2023	624
2024	550
2025 and thereafter	546
Total undiscounted lease payments	3,521
Imputed interest	416
Total lease liabilities	$3,105
The weighted-average remaining lease term for our operating leases was 5.01 years as of September 30, 2020. The weighted average discount rate of our operating leases was 5.30% as of September 30, 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Lessor Leases
The Company owns a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income includes a de minimus amount of amortization of below market lease liabilities for the three and nine months ended September 30, 2020 and September 30, 2019. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2020, $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023 and $0.1 million for 2024. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in Property and Equipment (Note 10, "Property and Equipment").
Lease income related to operating leases was $3.3 million for each of the three months ended September 30, 2020 and September 30, 2019 ($10.0 million for each current year to date and prior year to date).
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(17,456)	(14,345)
Net property and equipment leased	$95,552	$98,663

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

As of September 30, 2020, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2020	$2,985
2021	12,099
2022	12,371
2023	12,649
2024	12,934
Thereafter	136,963
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Vehicle service agreement fees and GAP commissions - IWS and Geminus	$7,530	$7,888	$23,063	$21,069
Maintenance support service fees - Trinity	1,399	2,451	2,444	6,151
Warranty product commissions - Trinity	1,023	791	2,706	2,190
Homebuilder warranty service fees - PWSC	1,808	1,547	4,628	4,445
Homebuilder warranty commissions - PWSC	235	227	778	636
Service fee and commission income	$11,995	$12,904	$33,619	$34,491

IWS' vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement contract fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied.

IWS' GAP commissions include fees collected from the sale of GAP contracts. IWS acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these GAP contracts. IWS does not assume any insurance risk from the sale of GAP contracts. IWS receives a single commission fee as its transaction price at the time it sells a GAP contract to a customer. Each GAP contract contains two separate performance obligations - sale of a GAP contract and GAP claims administration. The first performance obligation is related to the sale of a GAP contract, and is earned at the time of the GAP contract sale. The second performance obligation is related to the administration of claims during the GAP contract period, which IWS recognizes as earned as services are performed over the GAP contract period, generally four years.

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

PWSC’s homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. PWSC receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product, which PWSC recognizes as earned at the time the home is enrolled and the warranty product is delivered. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services over the warranty term, which PWSC recognizes as earned as services are performed over the warranty coverage period.

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

The Company's revenue recognition policies are further described in Note 2(q), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2019 Annual Report.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2020 and December 31, 2019 were $3.6 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. The Company expects to recognize within one year as service fee and commission income approximately 45.1% of the deferred service fees as of September 30, 2020. Approximately $16.2 million of service fee and commission income recognized during the nine months ended September 30, 2020 was included in deferred service fees as of December 31, 2019.

NOTE 16 INCOME TAXES
Income tax (benefit) expense for the three and nine months ended September 30, 2020 and September 30, 2019 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2020		2019	2020	2019
Income tax (benefit) expense at United States statutory income tax rate	$(295)		$(807)	$(704)	$(335)
Valuation allowance	(155)		813	(35)	(421)
Non-deductible compensation	25	—	27	7	61
Disposition of subsidiary	—		—	—	(24)
Investment income	1		(13)	(120)	(66)
State income tax	31		33	98	91
Change in unrecognized tax benefits(1)	56		67	193	208
Indefinite life intangibles	54		54	161	141
Foreign operations subject to different tax rates	(1)		4	7	(13)
Other	5		(16)	(16)	(25)
Income tax (benefit) expense	$(279)		$162	$(409)	$(383)
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2020 and December 31, 2019. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

management to place a full valuation allowance on its September 30, 2020 and December 31, 2019 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. In the quarter ended March 31, 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available. For the three and nine months ended September 30, 2020, the Company released into income $0.4 million and $0.9 million, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life.
The Company carries net deferred income tax liabilities of $28.4 million and $29.0 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.9 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.9 million relates to deferred income tax assets associated with business interest expense carryforwards with an indefinite life and $0.6 million relates to deferred income tax assets associated with state income taxes. At December 31, 2019, $8.0 million relates to deferred income tax liabilities scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards, $21.7 million relates to deferred income tax liabilities associated with land and indefinite lived intangible assets, $0.6 million relates to deferred income tax assets associated with state income taxes and $0.1 million relates to deferred income tax assets associated with alternative minimum tax credits.
As of September 30, 2020 and December 31, 2019, the Company carried a liability for unrecognized tax benefits of $1.4 million which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of $0.1 million related to interest and penalty accruals for each of the three months ended September 30, 2020 and September 30, 2019 ($0.2 million for the nine months ended September 30, 2020 and September 30, 2019). At September 30, 2020 and December 31, 2019, the Company carried an accrual for the payment of interest and penalties of $1.5 million and $1.3 million, respectively, included in income taxes payable in the consolidated balance sheets.
NOTE 17 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2020 and September 30, 2019:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(1,124)	$(4,006)	$(2,944)	$(1,213)
Less: net income attributable to noncontrolling interests	(112)	(202)	(941)	(671)
Less: dividends on preferred stock	(230)	(258)	(831)	(756)
Loss from continuing operations attributable to common shareholders	$(1,466)	$(4,466)	$(4,716)	$(2,640)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,211	21,867	22,164	21,858
Weighted average diluted shares
Weighted average common shares outstanding	22,211	21,867	22,164	21,858
Effect of potentially dilutive securities			—	—
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	22,211	21,867	22,164	21,858
Basic loss from continuing operations per share	$(0.07)	$(0.20)	$(0.21)	$(0.12)
Diluted loss from continuing operations per share	$(0.07)	$(0.20)	$(0.21)	$(0.12)
Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding. Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended September 30, 2020 and September 30, 2019, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss from continuing operations per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	—	40,000	—	40,000
Unvested restricted stock awards	500,000	976,950	500,000	976,950
Warrants	4,423,765	4,673,765	4,423,765	4,673,765
Convertible preferred stock	1,142,975	1,392,975	1,142,975	1,392,975
Total	6,066,740	7,083,690	$6,066,740	$7,083,690
NOTE 18 STOCK-BASED COMPENSATION
On September 21, 2020, the Company's shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan replaced the Company's previous 2013 Equity Incentive Plan (the "2013 Plan") with respect to the granting of future equity awards. The 2020 Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Shares, Restricted Stock Units, Performance Share Awards, Dividend Equivalent Rights, Other Stock-Based Awards and Cash-Based Awards (collectively "Awards"). Under the 2020 Plan, an aggregate of 1.6 million common shares will be available for all Awards, subject to adjustment in the event of certain corporate transactions. No Awards were granted during the three and nine months ended September 30, 2020.
(a)     Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2020:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	40,000	$4.67	0.3	$—
Granted	—	—
Expired	(40,000)	4.67
Outstanding at September 30, 2020	—	$—	0.0	$—
Exercisable at September 30, 2020	—	$—	0.0	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the nine months ended September 30, 2020.
(b)     Restricted Stock Awards
Under the 2013 Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Stock Awards are amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2014 Restricted Stock Awards at September 30, 2020 was zero.
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
On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2020 was $1.3 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2020 Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2020:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2019	729,500	$5.23
Vested	(94,110)	4.14
Cancelled for Tax Withholding	(41,677)	4.14
Forfeited	(93,713)	4.14
Unvested at September 30, 2020	500,000	$5.73
The unvested balance at September 30, 2020 in the table above is comprised of 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted common stock awards ("PWSC Restricted Stock Award") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The PWSC Restricted Stock Award contains both a service and a performance condition that affects vesting. The service condition vests according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The service condition component of the PWSC Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. Accruals of compensation expense for the performance condition component of the PWSC Restricted Stock Award is estimated based on the probable outcome of the performance condition. At September 30, 2020, the Company determined that the performance condition component is not probable of being achieved. As a result, no compensation expense has been recorded related to the performance condition component through September 30, 2020. The grant-date fair value of the PWSC Restricted Stock Award was estimated using a valuation model. At September 30, 2020, there were 750 unvested shares of the PWSC Restricted Stock Award with a weighted-average grant date fair value of $824.47 per share. Total unamortized compensation expense related to unvested PWSC Restricted Stock Award at September 30, 2020 was $0.6 million.
Total stock-based compensation expense, inclusive of Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.1 million and $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively ($0.2 million and $0.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively).

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2020 and September 30, 2019 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets. However, the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2020 and September 30, 2019 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

(in thousands)	Three months ended September 30, 2020
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

Other comprehensive loss arising during the period	(47)	—	(2,843)	(2,890)
Amounts reclassified from accumulated other comprehensive income	(2)	—	—	(2)
Net current-period other comprehensive loss	(49)	—	(2,843)	(2,892)

Balance at September 30, 2020	$241	$(3,286)	$46,355	$43,310

(in thousands)	Three months ended September 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at June 30, 2019	$47	$(3,286)	$42,564	$39,325

Other comprehensive income (loss) arising during the period	51	—	(951)	(900)
Amounts reclassified from accumulated other comprehensive income	(6)	—	—	(6)
Net current-period other comprehensive income (loss)	45	—	(951)	(906)

Balance at September 30, 2019	$92	$(3,286)	$41,613	$38,419

(in thousands)	Nine months ended September 30, 2020
	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at December 31, 2019	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	118	—	7,781	7,899
Amounts reclassified from accumulated other comprehensive income	64	—	—	64
Net current-period other comprehensive income	182	—	7,781	7,963

Balance at September 30, 2020	$241	$(3,286)	$46,355	$43,310

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

(in thousands)	Nine months ended September 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income

Balance at December 31, 2018	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	271	—	(2,646)	—	(2,375)
Amounts reclassified from accumulated other comprehensive income	(19)	—	—	45	26
Net current-period other comprehensive income (loss)	252	—	(2,646)	45	(2,349)

Balance at September 30, 2019	$92	$(3,286)	$41,613	$—	$38,419
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized (losses) gains	$2	$6	$(64)	$(26)
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax (benefit) expense	2	6	(64)	(26)
Income tax (benefit) expense	—	—	—	—
Loss from continuing operations	2	6	(64)	(26)
Income from discontinued operations, net of taxes	—	—	—	—
Net loss	$2	$6	$(64)	$(26)
NOTE 20 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS, Trinity, PWSC and Geminus (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members.
Trinity sells HVAC, standby generator, commercial LED lighting and refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
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
Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2020 and September 30, 2019 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Extended Warranty:
Service fee and commission income	$11,995	$12,904	$33,619	$34,491
Other income	23	43	127	159
Total Extended Warranty	12,018	12,947	33,746	34,650
Leased Real Estate:
Rental income	3,341	3,341	10,023	10,023
Other income	56	67	194	209
Total Leased Real Estate	3,397	3,408	10,217	10,232
Total revenues	$15,415	$16,355	$43,963	$44,882

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the three and nine months ended September 30, 2020 and September 30, 2019 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment operating income:
Extended Warranty	$1,205	$1,579	$3,340	$3,181
Leased Real Estate	799	784	2,234	1,989
Total segment operating income	2,004	2,363	5,574	5,170
Net investment income	625	897	2,025	2,345
Net realized (losses) gains	(59)	1,001	157	760
Gain (loss) on change in fair value of equity investments	1,177	(38)	1,069	(23)
Gain (loss) on change in fair value of limited liability investments, at fair value	274	(3,356)	2,050	3,256
Net change in unrealized loss on private company investments	(74)	(343)	(744)	(324)
Other-than-temporary impairment loss	—	—	(117)	(75)
Interest expense not allocated to segments	(1,813)	(2,314)	(5,963)	(6,755)
Other income and expenses not allocated to segments, net	(2,462)	(1,863)	(7,625)	(6,224)
Amortization of intangible assets	(572)	(675)	(1,719)	(1,872)
(Loss) gain on change in fair value of debt	(503)	610	1,940	2,104
Equity in net (loss) income of investee	—	(126)	—	42
Loss from continuing operations before income tax (benefit) expense	(1,403)	(3,844)	(3,353)	(1,596)
Income tax (benefit) expense	(279)	162	(409)	(383)
Loss from continuing operations	$(1,124)	$(4,006)	$(2,944)	$(1,213)
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			September 30, 2020
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$9,526	$—	$9,526	$—	$—
States, municipalities and political subdivisions	1,274	—	1,274	—	—
Mortgage-backed	5,302	—	5,302	—	—
Corporate	4,123	—	4,123	—	—
Total fixed maturities	20,225	—	20,225	—	—
Equity investments:
Common stock	102	102	—	—	—
Warrants	159	35	124	—	—
Total equity investments	261	137	124	—	—
Limited liability investments, at fair value	31,119	—	—	3,930	27,189
Real estate investments	10,662	—	—	10,662	—
Other investments	300	—	300	—	—
Short-term investments	157	—	157	—	—
Total assets	$62,724	$137	$20,806	$14,592	$27,189

Liabilities:
Subordinated debt	$44,934	$—	$44,934	$—	$—
Warrant liability	193	—	—	193	—
Total liabilities	$45,127	$—	$44,934	$193	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

(in thousands)			December 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,316	$—	$13,316	$—	$—
States municipalities and political subdivisions	600	—	600	—	—
Mortgage-backed	2,939	—	2,939	—	—
Corporate	5,340	—	5,340	—	—
Total fixed maturities	22,195	—	22,195	—	—
Equity investments:
Common stock	2,406	2,406	—	—	—
Warrants	15	5	10	—	—
Total equity investments	2,421	2,411	10	—	—
Limited liability investments, at fair value	29,078	—	—	4,392	24,686
Real estate investments	10,662	—	—	10,662	—
Other investments	1,009	—	1,009	—	—
Short-term investments	155	—	155	—	—
Total assets	$65,520	$2,411	$23,369	$15,054	$24,686

Liabilities:
Subordinated debt	$54,655	$—	$54,655	$—	$—
Warranty liability	249	—	—	249	—
Total liabilities	$54,904	$—	$54,655	$249	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2020 and September 30, 2019:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,290	$4,635	$4,392	$4,124
Purchases	—	72	—	746
Distributions received	(32)	(915)	(109)	(1,253)
Realized gains included in net loss	12	711	98	794
Change in fair value of limited liability investments, at fair value included in net loss	(340)	(933)	(451)	(841)
Ending balance	$3,930	$3,570	$3,930	$3,570
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net loss	$(340)	$(933)	$(451)	$(841)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net loss	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net loss	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$14,592	$14,232	$14,592	$14,232
Liabilities:
Warrant liability:
Beginning balance	$259	$307	$249	$—
Issuance of warrants	—	—	—	361
Change in fair value of warrant liability included in net loss	(66)	(27)	(56)	(81)
Ending balance - liabilities	$193	$280	$193	$280
Unrealized gains recognized on warrant liability held at end of period:
Included in net loss	$(66)	$(27)	$(56)	$(81)
Included in other comprehensive (loss) income	$—	$—	$—	$—

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2020:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,930	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warrant liability	$193	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

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

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2020:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$27,189	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$24,686	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended September 30, 2020 and September 30, 2019, the Company recorded adjustments to decrease the fair value of an certain investments in private companies for observable price changes of zero and $0.2 million, respectively (net decrease of zero and $0.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of $0.1 million and $0.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively ($0.7 million and $0.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the three and nine months ended September 30, 2020 are a result of the impact of COVID-19 on the investments' underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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
(a)    Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At September 30, 2020 and December 31, 2019, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2020 and 2019, the Company funded approximately zero and $0.6 million, respectively, in response to Capital Calls. During 2019, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the nine months ended September 30, 2020.

(b)    Itasca Capital Ltd.
The Company formerly held an investment in the common stock of ICL, a publicly traded Canadian corporation, that was recorded as investment in investee in the consolidated balance sheets. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. The Company owned zero common shares of ICL at September 30, 2020 and December 31, 2019.

Fitzgerald served as a member of the ICL Board of Directors from June 9, 2016 through December 11, 2019. Fitzgerald joined the Company as an Executive Vice President in April 2016 following the Company’s acquisition of Argo. Fitzgerald has served as the Company’s Chief Executive Officer since September 5, 2018 and has served on the Company’s Board of Directors since April 21, 2016.

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

(c)    Insurance Income Strategies Ltd.
Insurance Income Strategies Ltd. ("IIS") is a Bermuda corporation, formed in October 2017, organized to offer collateralized reinsurance in the property catastrophe market through its wholly owned operating subsidiary IIS Re Ltd. The Company held 100% of the outstanding common stock of IIS at September 30, 2020 and December 31, 2019. The Company did not invest any capital against the common shares and has not invested any capital in IIS via any other security of IIS. The Company also does not have any commitment to provide capital to IIS.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

Pursuant to other agreements executed August 10, 2018 simultaneous with IIS issuing preferred stock to a third-party investor, the Company (a) is obligated to share with the IIS third-party investor 50% of any future fees generated under the management service agreement and (b) waives its right to receive any fees until such time that the IIS third-party investor is either redeemed or exchanged into publicly traded equity shares of IIS, in either case for consideration not less than the IIS third-party investor’s original $15.0 million investment. As of September 30, 2020, neither of these scenarios had occurred, so the Company is not entitled to any fees under the management service agreement and has not recorded any such fees.

(d)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.

1347 Energy Holdings LLC:
1347 Energy Holdings LLC ("Energy") was formed on April 20, 2016 for the purpose of making investments in hydrocarbon assets as described in the operating agreement. At September 30, 2020 and December 31, 2019, the Company owned zero of the membership interests. Fitzgerald owned zero of the membership interests at September 30, 2020 and December 31, 2019, respectively. Energy was managed through a Board of Managers comprised of five managers, one of whom, Fitzgerald, was appointed by 1347 Capital LLC, a former wholly owned subsidiary of the Company. With respect to any matter before the Board of Managers, the act of a majority of the managers constituting a quorum constituted the act of the Board. During 2018, Energy entered into a purchase and sale agreement dated, February 12, 2018, for the sale of Energy to an unrelated third party, pursuant to which the Company’s $1.8 million collateralized loan to Energy and a $0.7 million surety deposit were repaid in full and the Company’s equity investment, previously written down to zero under the equity method of accounting, was purchased. The transaction closed in a series of installments during the fourth quarter of 2018 and the first quarter of 2019.

1347 Investors LLC:
1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach, a publicly traded company. The Company owned zero of the membership units at September 30, 2020 and December 31, 2019. The Company's investment in 1347 Investors prior to liquidation in the fourth quarter of 2019 was accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach common stock.

ICL owned 100.0% of the membership units at September 30, 2020 and December 31, 2019 and Fitzgerald served as a member of the ICL Board of Directors from June 9, 2016 through December 11, 2019.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

The Notes have been amended three times since their issuance, generally to extend payments of principal while also requiring progress payments that were not part of the original Notes. During the third quarter of 2020, the Company agreed to accept partial payment from four of the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the three and nine months ended September 30, 2020, which is included in net realized (losses) gains in the consolidated statements of operations. During the nine months ended September 30, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining principal amount outstanding on the Notes was zero as of September 30, 2020.

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

NOTE 23 COMMITMENTS AND CONTINGENCIES
(a)    Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly owns 81% of CMC.  TRT LeaseCo (an indirect wholly owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleges that DGI is owed certain fees under the MSA that have not been paid.  If the case is decided against TRT LeaseCo, CMC and its subsidiaries (including TRT LeaseCo) would be unable to make certain payments to Kingsway under the transaction documents that Kingsway believes it is owed such that Kingsway may no longer be able to realize a material portion of the economic benefits originally anticipated to result from the CMC transaction, which could have a material adverse effect on Kingsway’s financial position, results of operations and cash flows.  Kingsway disagrees with DGI’s allegations and is vigorously defending these claims; however, there can be no assurance that Kingsway will ultimately prevail. The Company’s potential exposure under these agreements is not reasonably determinable, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2020.  No assurances can be given, however, that the Company will not be required to perform under these agreements in a manner that would have a material adverse effect on the Company’s financial position, results of operations and cash flow.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements.  Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third quarter of 2020, the Company made a reimbursement payment to Aegis of $0.5 million in connection with the Settlement Agreement, which the Company reported in its consolidated statement of operations for the three months ended September 30, 2020. The Company’s potential exposure under these agreements was not reasonably determinable at September 30, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2020.
(b)    Guarantee:
As further discussed in Note 5, "Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The Company's potential exposure under these agreements was not reasonably determinable at September 30, 2020, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2020.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2020

(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At September 30, 2020, the unfunded commitment was zero.

NOTE 24 SUBSEQUENT EVENT

On October 12, 2020, the Company signed a definitive agreement to acquire 100% of the issued and outstanding shares of PWI Holdings, Inc. ("PWI") for approximately $24.5 million. PWI, through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd., markets, sells and administers vehicle service contracts in all fifty states, primarily through a network of automobile dealer partners. The closing of the transaction is subject to certain regulatory approvals and other customary closing conditions.

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
IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members.
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
The near-term impacts of COVID-19 are primarily with respect to our Extended Warranty segment. As consumer spending has been impacted, including a decline in the purchase of new and used vehicles, and many businesses through which we distribute our products either remain closed or are open but with capacity constraints, we have seen cash flows being affected by a reduction in new warranty sales for vehicle service agreements. With respect to homeowner warranties, we saw an initial reduction in new enrollments in our home warranty programs associated with the impact of COVID-19 on new home sales in the United States.
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
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure is loss from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized (losses) gains, gain (loss) on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and equity in net (loss) income of investee. A reconciliation of segment operating income to loss from continuing operations before income tax (benefit) expense for the three and nine months ended September 30, 2020 and September 30, 2019 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net loss for the three and nine months ended September 30, 2020 and September 30, 2019 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Segment operating income:
Extended Warranty	$1,205	$1,579	$(374)	$3,340	$3,181	$159
Leased Real Estate	799	784	15	2,234	1,989	245
Total segment operating income	2,004	2,363	(359)	5,574	5,170	404
Net investment income	625	897	(272)	2,025	2,345	(320)
Net realized (losses) gains	(59)	1,001	(1,060)	157	760	(603)
Gain (loss) on change in fair value of equity investments	1,177	(38)	1,215	1,069	(23)	1,092
Gain (loss) on change in fair value of limited liability investments, at fair value	274	(3,356)	3,630	2,050	3,256	(1,206)
Net change in unrealized loss on private company investments	(74)	(343)	269	(744)	(324)	(420)
Other-than-temporary impairment loss	—	—	—	(117)	(75)	(42)
Interest expense not allocated to segments	(1,813)	(2,314)	501	(5,963)	(6,755)	792
Other income and expenses not allocated to segments, net	(2,462)	(1,863)	(599)	(7,625)	(6,224)	(1,401)
Amortization of intangible assets	(572)	(675)	103	(1,719)	(1,872)	153
(Loss) gain on change in fair value of debt	(503)	610	(1,113)	1,940	2,104	(164)
Equity in net (loss) income of investee	—	(126)	126	—	42	(42)
Loss from continuing operations before income tax (benefit) expense	(1,403)	(3,844)	2,441	(3,353)	(1,596)	(1,757)
Income tax (benefit) expense	(279)	162	(441)	(409)	(383)	(26)
Loss from continuing operations	(1,124)	(4,006)	2,882	(2,944)	(1,213)	(1,731)
Gain on disposal of discontinued operations, net of taxes	—	—	—	6	—	6
Net loss	$(1,124)	$(4,006)	$2,882	$(2,938)	$(1,213)	$(1,725)
Loss from Continuing Operations and Net Loss
In the third quarter of 2020, we reported loss from continuing operations of $1.1 million compared to $4.0 million in the third quarter of 2019. The loss from continuing operations for the three months ended September 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate and gain on change in fair value of equity investments. The loss from continuing operations for the three months ended September 30, 2019 is primarily due to loss on change in fair value of limited liability investments, at fair value, interest expense not allocated to segments and other income and expenses not allocated to segments, net, which was partially offset by operating income in Extended Warranty and Leased Real Estate and net realized gains.
For the nine months ended September 30, 2020, we reported loss from continuing operations of $2.9 million compared to $1.2 million for the nine months ended September 30, 2019. The loss from continuing operations for the nine months ended September 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income, gain on change in fair value of equity investments and gain on change in fair value of limited liability investments, at fair value. The loss from continuing operations for the nine months ended September 30, 2019 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income and gain on change in fair value of limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC.

Extended Warranty
The Extended Warranty service fee and commission income decreased 7.0% (or $0.9 million) to $12.0 million for the three months ended September 30, 2020 compared with $12.9 million for the three months ended September 30, 2019 ($33.6 million year to date compared to $34.5 million prior year to date). The decrease in service fee and commission income for the three months ended September 30, 2020 is primarily due to:

•
A $1.1 million decrease at Trinity, driven by reduced revenues in its equipment breakdown and maintenance support services due to the loss of a major customer and impacts from the COVID-19 pandemic, which was partially offset by an increase in its extended warranty services product; and

•	Slight decreases at Geminus and IWS, due primarily to the COVID-19 pandemic, that were partially offset by a slight increase in PWSC revenue, driven by the stronger housing market.
For the nine months ended September 30, 2020, the decrease in service fee and commission income was primarily due to an overall decrease in Trinity revenue of $3.2 million (driven by similar causes as the three month decrease), that was partially offset by an increase at Geminus primarily due to the inclusion of only seven months of results in the 2019 period post-acquisition, as well as a slight increase in PWSC revenue, driven by the stronger housing market.
The Extended Warranty operating income was $1.2 million for the three months ended September 30, 2020 compared with $1.6 million for the three months ended September 30, 2019 ($3.3 million year to date compared to $3.2 million prior year to date). The change in operating income for the three and nine months ended September 30, 2020 is primarily due to the following:

•
A $0.1 million increase at Geminus for the three months ended September 30, 2020 to $0.3 million, primarily due to lower claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by decreased revenue compared with the three months ended September 30, 2019. Geminus operating income increased $0.8 million to $1.1 million for the year to date ended September 30, 2020 primarily due to the inclusion of Geminus for the entire nine months of 2020 following its acquisition effective March 1, 2019.

•	A $0.1 million increase at PWSC to $0.5 million for the three months ended September 30, 2020 ($0.6 million increase year to date to be $0.9 million), primarily due to increased revenue;

•
A $0.3 million decrease at IWS to $0.1 million for the three months ended September 30, 2020, primarily due to a decrease in revenue ($0.4 million decrease year to date to be $0.9 million primarily due to an increase in claims authorized on vehicle service agreements); and

•
A $0.3 million decrease at Trinity to $0.3 million for the three months ended September 30, 2020 ($0.9 million decrease year to date to be $0.5 million), driven by reduced revenues in its equipment breakdown and maintenance support services, partially offset by a related decrease in cost of services sold, operating expenses and increased margin on the extended warranty services product, compared to the same periods in 2019.

Leased Real Estate
Leased Real Estate rental income was $3.3 million for each of the three months ended September 30, 2020 and September 30, 2019 ($10.0 million for each of the nine ended September 30, 2020 and September 30, 2019). The rental income is derived from CMC's long-term triple net lease. Leased Real Estate operating income was $0.8 million for the three months ended September 30, 2020 compared with $0.8 million for the three months ended September 30, 2019 ($2.2 million year to date compared to $2.0 million prior year to date). The increase in operating income for the nine months ended September 30, 2020 is primarily attributable to lower litigation expenses compared to the same period in 2019. See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further details. Leased Real Estate operating income includes interest expense of $1.5 million for each of the three months ended September 30, 2020 and September 30, 2019 ($4.5 million for the nine ended September 30, 2020 compared with $4.6 million for the nine ended September 30, 2019).
Net Investment Income
Net investment income was $0.6 million in the third quarter of 2020 compared to $0.9 million in the third quarter of 2019 ($2.0 million year to date compared to $2.3 million prior year to date). The decrease in net investment income for the three and nine months ended September 30, 2020 relates primarily to less investment income recorded from the Company's limited liability investments, at fair value, fixed maturities and dividends on equity investments as a result of general changes in market conditions.

KINGSWAY FINANCIAL SERVICES INC.

Net Realized (Losses) Gains
Net realized losses were $0.1 million in the third quarter of 2020 compared to net realized gains of $1.0 million in the third quarter of 2019 (net realized gains of $0.2 million year to date compared to net realized gains of $0.8 million prior year to date). The net realized losses for the three months ended September 30, 2020 primarily relate to loss on the the settlement of other investments, partially offset by a gain on the sale of one of the Company's investments in private companies. The net realized gains for the nine months ended September 30, 2020 also include realized gains from sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions.
The net realized gains for the three months ended September 30, 2019 relate to sales of investments by Argo Holdings Fund I, LLC ("Argo Holdings") and the sale of one of the Company's investments in private companies. The net realized gains for the nine months ended September 30, 2019 also include a realized loss on the sale of one of the Company's limited liability investments during the second quarter of 2019 and a realized gain on the sale of 1347 Energy Holdings LLC ("Energy") during the first quarter of 2019. See Note 22, "Related Parties," to the unaudited consolidated interim financial statements, for further information about the sale of Energy.
Gain (Loss) on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $1.2 million in the third quarter of 2020 compared to a loss of less than $0.1 million in the third quarter of 2019 (gain of $1.1 million year to date compared to a loss of less than $0.1 million prior year to date). Significant drivers include:

•
Unrealized losses of $0.3 million and less than $0.1 million on equity investments held during the three months ended September 30, 2020 and September 30, 2019, respectively (unrealized losses of $0.4 million and unrealized gains of $0.1 million, respectively, year to date and prior year to date); and

•
Net realized gains of $1.5 million on equity investments sold during the three months ended September 30, 2020 compared to net realized losses of less than $0.1 million during the three months ended September 30, 2019 (net realized gains of $1.5 million and net realized losses of $0.1 million, respectively, year to date and prior year to date). The net realized gains for the three and nine months ended September 30, 2020 relate to the sale of the Company's shares of Limbach Holdings, Inc. ("Limbach") common stock. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million.

Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain on change in fair value of limited liability investments, at fair value was $0.3 million in the third quarter of 2020 compared to a loss of $3.4 million in the third quarter of 2019 (gain of $2.1 million year to date compared to a gain of $3.3 million prior year to date). The gain for the three months ended September 30, 2020 represents an increase in fair value of $0.6 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by a decrease in fair value of $0.3 million related to Argo Holdings. The loss for the three months ended September 30, 2019 includes decreases in fair value of $2.7 million related to 1347 Investors LLC (“1347 Investors”) and $0.9 million related to Argo Holdings, partially offset by a $0.3 million increase in fair value related to Net Lease.
The gain for the nine months ended September 30, 2020 represents an increase in fair value of $2.5 million related to Net Lease, partially offset by a decrease in fair value of $0.5 million related to Argo Holdings. The gain for the nine months ended September 30, 2019 includes increases in fair value of $3.4 million related to 1347 Investors and $0.7 million related to Net Lease, partially offset by a decrease in fair value of $0.8 million related to Argo Holdings.
The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease is expected to report an increase in the fair value of its underlying investments of $2.4 million during their third quarter of 2020. As a result of the three-month lag, the Company will report this as a gain on change in fair value of limited liability investments, at fair value during the fourth quarter of 2020. The increase in fair value is primarily attributable to the sale of one of the three Net Lease investment properties for $40.1 million, which closed on October 30, 2020. Given the proximity of the sale to September 30, 2020, the Company believes that the ultimate selling price is the best indication of value as of September 30, 2020.
During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. See Note 22, "Related Parties," to the unaudited consolidated interim financial statements for further information about the dissolution of 1347 Investors.
Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was $0.1 million in the third quarter of 2020 compared to $0.3 million in the third quarter of 2019 ($0.7 million year to date compared to $0.3 million prior year to date). For the three and nine

KINGSWAY FINANCIAL SERVICES INC.

months ended September 30, 2020, the Company recorded adjustments of zero to adjust the fair values of certain investments in private companies for observable price changes (adjustments to decrease the fair value by $0.2 million for each of the three and nine months ended September 30, 2019). Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down two of its investments for other-than-temporary impairment of $0.1 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, as a result of the impacts of COVID-19 on the investments' underlying business. The Company recorded impairments related to investments in private companies of $0.2 million for each of the three and nine months ended September 30, 2019.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the third quarter of 2020 was $1.8 million compared to $2.3 million in the third quarter of 2019 ($6.0 million year to date compared to $6.8 million prior year to date). The net decrease for the three and nine months ended September 30, 2020 is primarily attributable to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. For the year to date ended September 30, 2020, the decrease in interest expense attributable to the Company's subordinated debt was partially offset by interest expense related to the KWH Loan, related to the acquisition of Geminus effective March 1, 2019, being outstanding for the entire nine months of 2020. See "Debt" section below for further details.
Other Income and Expenses not Allocated to Segments, Net
Other income and expenses not allocated to segments, net was a net expense of $2.5 million in the third quarter of 2020 compared to $1.9 million in the third quarter of 2019 ($7.6 million year to date compared to $6.2 million prior year to date).
The increase for the three months ended September 30, 2020 is primarily attributable to $0.5 million of expense recorded pursuant to outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis") and higher salary expense, partially offset by a decrease in audit professional services fees incurred during the three months ended September 30, 2020 compared to the same period in 2019.
The increase in net expense for the year to date ended September 30, 2020 is primarily attributable to $1.4 million of expense recorded pursuant to a settlement agreement related to outstanding litigation between the Company and Aegis, higher salary expense and audit professional services fees incurred, partially offset by a decrease in loss and loss adjustment expenses of $0.7 million for the nine months ended September 30, 2020 compared to the same period in 2019. During the nine months ended September 30, 2019, Kingsway Amigo Insurance Company ("Amigo") increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  The unfavorable development for the nine months ended September 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Reinsurance Corporation ("Kingsway Re").
See Note 23, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion related to Aegis.
(Loss) Gain on Change in Fair Value of Debt
Loss on change in fair value of debt was $0.5 million in the third quarter of 2020 compared to a gain of $0.6 million in the third quarter of 2019 (gain of $1.9 million year to date compared to a gain of $2.1 million prior year to date). The loss for the three months ended September 30, 2020 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which was primarily the result of a decrease in the risk-free rate. The gains for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 reflect decreases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.
Equity in Net (Loss) Income of Investee
Equity in net (loss) income of investee was a loss of $0.1 million the three months ended September 30, 2019 and income of less than $0.1 million for the nine months ended September 30, 2019 and includes the Company's investment in Itasca Capital Ltd. ("ICL"). During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 7, "Investment in Investee," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax (Benefit) Expense
Income tax benefit for the third quarter of 2020 was $0.3 million compared to income tax expense of $0.2 million in the third quarter of 2019 (benefit of $0.4 million year to date compared to a benefit of $0.4 million prior year to date). See Note 16, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2020 and September 30, 2019.

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

•
Limited liability investments, at fair value represent the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings. The difference between the end of the reporting period of the limited liability investments, at fair value and that of the Company is no more than three months.

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

At September 30, 2020, we held cash and cash equivalents, restricted cash and investments with a carrying value of $98.7 million.
Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2020	% of Total	December 31, 2019	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	9,526	9.6%	13,316	13.7%
States, municipalities and political subdivisions	1,274	1.3%	600	0.6%
Mortgage-backed	5,302	5.4%	2,939	3.0%
Corporate	4,123	4.2%	5,340	5.5%
Total fixed maturities	20,225	20.5%	22,195	22.8%
Equity investments:
Common stock	102	0.1%	2,406	2.5%
Warrants	159	0.2%	15	—%
Total equity investments	261	0.3%	2,421	2.5%
Limited liability investments	3,739	3.8%	3,841	4.0%
Limited liability investments, at fair value	31,119	31.5%	29,078	30.0%
Investments in private companies	791	0.8%	2,035	2.1%
Real estate investments	10,662	10.8%	10,662	11.0%
Other investments	300	0.3%	1,009	1.0%
Short-term investments	157	0.1%	155	0.2%
Total investments	67,254	68.1%	71,396	73.6%
Cash and cash equivalents	20,506	20.8%	13,478	13.9%
Restricted cash	10,943	11.1%	12,183	12.5%
Total	98,703	100.0%	97,057	100.0%
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
As a result of the analysis performed with respect to other investments, the Company did not record any write-downs for other-than-temporary impairment for each of the three months ended September 30, 2020 and September 30, 2019 ($0.1 million and zero for the nine months ended September 30, 2020 and September 30, 2019, respectively).

As a result of the analysis performed with respect to limited liability investments, the Company did not record any write-downs for other-than-temporary impairment for each of the three months ended September 30, 2020 and September 30, 2019 (zero and $0.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively).

As a result of the analysis performed with respect to investments in limited liability companies, at fair value, the Company recorded write-downs for other-than-temporary impairment of $0.1 million and less than $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively ($0.1 million and less than $0.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively), which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

As a result of the analysis performed with respect to investments in private companies, the Company recorded write-downs for other-than-temporary impairment of $0.1 million and $0.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively ($0.7 million and $0.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the three and nine months ended September 30, 2020 and September 30, 2019.

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
At September 30, 2020 and December 31, 2019, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2020 and December 31, 2019, all unrealized losses on individual investments were considered temporary.
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
TABLE 3 Provision for unpaid loss and loss adjustment expenses - gross
(in thousands of dollars)

Line of Business	September 30, 2020	December 31, 2019
Non-standard automobile	239	475
Commercial automobile	79	73
Other	1,083	1,226
Total	1,401	1,774

TABLE 4 Provision for unpaid loss and loss adjustment expenses - net of reinsurance recoverable
(in thousands of dollars)

Line of Business	September 30, 2020	December 31, 2019
Non-standard automobile	239	475
Commercial automobile	79	73
Other	1,083	1,226
Total	1,401	1,774

KINGSWAY FINANCIAL SERVICES INC.

Non-Standard Automobile
At September 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.2 million and $0.5 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Commercial Automobile
At September 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.1 million.
Other
At September 30, 2020 and December 31, 2019, the gross provisions for unpaid loss and loss adjustment expenses for our other business were $1.1 million and $1.2 million. The decrease is due to payments of loss and loss adjustment expenses at Amigo.
Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 5.
TABLE 5 Increase in prior years' provision for loss and loss adjustment expenses
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	2	2	17	710
For the three months ended September 30, 2020 and September 30, 2019, the Company reported unfavorable development for loss and loss adjustment expenses from prior accident years of less than $0.1 million (less than $0.1 million year to date compared to $0.7 million prior year to date). The unfavorable development reported for the three and nine months ended September 30, 2020 and September 30, 2019 was related to an increase in loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. During the nine months ended September 30, 2019, Amigo increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  The unfavorable development for the nine months ended September 30, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re.
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
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matures on November 1, 2020 and has a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheets at its unpaid principal balance. The Net Lease Note is non-recourse and, as such, the Company’s cash flows would not be significantly impacted should the Net Lease Note come due on November 1, 2020. However, such a situation could have a material adverse impact on the value of the Net Lease investment. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties. The existing financing will be replaced with three year non-recourse debt maturing November 1, 2023 with a fixed interest rate of 4.35%. Each of these transactions closed on October 30, 2020.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2020, deferred interest payable of $12.9 million is included in accrued expenses and other liabilities in the consolidated balance sheet.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At September 30, 2020, the carrying value of the subordinated debt is $44.9 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the nine months ended September 30, 2020, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit

KINGSWAY FINANCIAL SERVICES INC.

spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2020, along with the passage of time, contributed to the $9.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and September 30, 2020.
Of the $9.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and September 30, 2020, $7.8 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $1.9 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.
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
Cash Flows
During the nine months ended September 30, 2020, the Company reported $0.4 million of net cash provided by operating activities. The reconciliation between the Company's reported net loss of $2.9 million and the $0.4 million of net cash provided by operating activities can be explained primarily by the $5.0 million of depreciation and amortization expense, the $4.0 million increase in other, net, the $2.1 million gain on the change in fair value of limited liability investments, at fair value, the $1.9 million gain on change in fair value of debt, and the $1.1 million gain on change in fair value of equity investments.
During the nine months ended September 30, 2020, the net cash provided by investing activities was $6.5 million. This source of cash was primarily attributed to proceeds from sales and maturities of fixed maturities and equity investments in excess of purchases of fixed maturities.
During the nine months ended September 30, 2020, the net cash used in financing activities was $1.2 million. This use of cash was primarily attributed to principal repayments on bank loans of $0.8 million and principal repayments of $3.1 million on the notes payable, partially offset by principal proceeds from notes payable of $2.9 million (related to the PPP loans received).
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2020, the insurance subsidiaries of the Company were restricted from making any dividend payments to the holding company without regulatory approval pursuant to the domiciliary insurance regulations.
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

On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. A security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, is collateral for the Company’s payment of obligations with respect to the open claims. There is no maximum obligation to the Company with respect to the specified claims.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.8 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively. These amounts are reflected in the cash and cash equivalents of $20.5 million and $13.5 million reported at September 30, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company’s Extended Warranty and Leased Real Estate subsidiaries and are not considered to be available to meet holding company obligations, except as described above with respect to the Company’s Extended Warranty subsidiaries, which primarily consist of

KINGSWAY FINANCIAL SERVICES INC.

holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.
The holding company’s liquidity of $5.8 million at September 30, 2020 represented approximately thirteen months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. As of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2020, the holding company’s liquidity of $4.9 million represented approximately eleven months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company. However, a substantial portion of the liquidity balance is expected to be used as funding for the acquisition of PWI Holdings, Inc. (see Note 24, "Subsequent Events," to the unaudited consolidated interim financial statements for further details). During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral.
The holding company’s liquidity at September 30, 2020 and as of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2020 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three and nine months ended September 30, 2020, they do represent future sources of liquidity.
As of September 30, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $12.9 million at September 30, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

KINGSWAY FINANCIAL SERVICES INC.

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

Table 6 below summarizes the fair value by contractual maturities of the fixed maturities portfolio, excluding cash and cash equivalents, at September 30, 2020 and December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 6 Fair value of fixed maturities by contractual maturity date
(in thousands of dollars, except for percentages)

	September 30, 2020	% of Total	December 31, 2019	% of Total
Due in less than one year	3,859	19.1%	7,011	31.6%
Due in one through five years	14,966	74.0%	13,554	61.1%
Due after five through ten years	309	1.5%	672	3.0%
Due after ten years	1,091	5.4%	958	4.3%
Total	20,225	100.0%	22,195	100.0%

At September 30, 2020, 93.1% of fixed maturities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets that, along with fixed maturities, management believes are sufficient in amount for the payment of unpaid loss and loss adjustment expenses, warranty contract expenses and other obligations on a timely basis. In the event additional cash is required to meet obligations to our policyholders and customers, we believe the high-quality investments in the portfolios provide us with sufficient liquidity.
Based upon the results of interest rate sensitivity analysis, Table 7 below shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities), at September 30, 2020 and December 31, 2019.
TABLE 7 Sensitivity analysis on fixed maturities
(in thousands of dollars)

	100 Basis Point Decrease in Interest Rates	No Change	100 Basis Point Increase in Interest Rates
As of September 30, 2020
Estimated fair value	$20,560	$20,225	$19,890
Estimated increase (decrease) in fair value	$335	$—	$(335)

As of December 31, 2019
Estimated fair value	$22,494	$22,195	$21,896
Estimated increase (decrease) in fair value	$299	$—	$(299)
We use both fixed and variable rate debt as sources of financing. Because our subordinated debt and KWH Loan are LIBOR-based, our primary market risk related to financing activities is to changes in LIBOR. As of September 30, 2020, each one hundred basis point increase in LIBOR would result in an approximately $1.0 million increase in our annual interest expense.
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
Table 8 below summarizes the composition of the fair values of fixed maturities, excluding cash and cash equivalents, at September 30, 2020 and December 31, 2019, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service

KINGSWAY FINANCIAL SERVICES INC.

("Moody's"). Fixed maturities consist of predominantly high-quality instruments in corporate and government bonds with 96.0% of those investments rated 'A' or better at September 30, 2020.
TABLE 8 Credit ratings of fixed maturities
(ratings as a percentage of total fixed maturities)

Rating (S&P/Moody's)	September 30, 2020	December 31, 2019
AAA/Aaa	69.6%	73.7%
AA/Aa	11.5	22.9
A/A	14.9	2.5
Percentage rated A/A2 or better	96.0%	99.1%
BBB/Baa	4.0	0.9
Total	100.0%	100.0%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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

KINGSWAY FINANCIAL SERVICES INC.

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
As a result of the Identified Material Weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2020 and September 30, 2019 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Process
The Company is in process of executing its plan to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan includes the following actions:

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

KINGSWAY FINANCIAL SERVICES INC.

over time. Until the remediation steps set forth above are fully implemented and tested, the Identified Material Weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting
Other than processes and controls that may have been put in place as a result of our remediation of the identified material weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2020, and ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

2.1
Stock Purchase Agreement, dated as of October 12, 2020, by and among Kingsway Warranty Holdings LLC, Kingsway America Inc., PWI Holdings, Inc., and ADESA Dealer Services, LLC (included as Exhibit 2.1 to Form 8-K, filed October 13, 2020, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 6, 2020	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 6, 2020	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

