Form 10-K
period 2020-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2021-03-29
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
1-847-871-6408
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2020, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $28,785,944 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of March 29, 2021 was 22,711,069.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.
Caution Regarding Forward-Looking Statements
This 2020 Annual Report on Form 10-K (the "2020 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:
•its results of operations and financial condition (including, among other things, net and operating income, investment income and performance, return on equity and expected current returns);
•changes in facts and circumstances affecting assumptions used in determining its provision for unpaid loss and loss adjustment expenses;
•changes in facts and circumstances affecting assumptions used in evaluating its legal proceedings;
•changes in industry trends and significant industry developments;
•the impact of certain guarantees and indemnities made by the Company;
•its ability to complete and integrate current or future acquisitions successfully;
•its ability to implement its restructuring activities and execute its strategic initiatives successfully; and
•the potential impact of the uncertainties related to the COVID-19 pandemic on the short and long-term economic effects on the Company’s business.
For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2020 Annual Report.
Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2020 Annual Report.

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
Financial information about Kingsway's reportable business segments for the years ended December 31, 2020 and December 31, 2019 is contained in the following sections of this 2020 Annual Report: (i) Note 24, "Segmented Information," to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.
All of the dollar amounts in this 2020 Annual Report are expressed in U.S. dollars, except where otherwise indicated. References to "dollars" or "$" are to U.S. dollars, and any references to "C$" are to Canadian dollars.
GENERAL DEVELOPMENT OF BUSINESS
Acquisition of PWI Holdings, Inc.
On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI Holdings, Inc. for cash consideration of $24.4 million. The final purchase price is subject to a true-up that will be finalized in 2021. PWI Holdings, Inc., through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd. (collectively, "PWI"), markets, sells and administers vehicle service agreements in all fifty states, primarily through a network of automobile dealer partners. PWI is included in the Extended Warranty segment. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.
EXTENDED WARRANTY SEGMENT
Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):
•IWS Acquisition Corporation ("IWS")
•Geminus Holding Company, Inc. ("Geminus")
•PWI
•Professional Warranty Service Corporation ("PWSC")
•Trinity Warranty Solutions LLC ("Trinity")

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members.
Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"). Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.
PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise networks of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield ("AAS") in three states with a "white label" agreement.
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
Extended Warranty Products
Automotive
IWS, Geminus and PWI market and administer vehicle service agreements ("VSA"s) and related products for new and used automobiles throughout the United States. PWI also markets and administers VSAs for motorcycles and ATV’s. A VSA is an agreement between the Company and the vehicle purchaser under which the Company agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. VSAs supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. The cost of the VSA is a function of the contract term, coverage limits and type of vehicle.
•IWS serves as the administrator on all contracts it originates. VSA's range from one to seven years and/or 12,000 miles to 125,000 miles. The average term of a VSA is between four and five years.
•Geminus goes to market through its subsidiaries, Penn and Prime. Penn and Prime serve as the administrator on all contracts they originate and its VSAs range from three months to sixty months and/or 3,000 miles to 165,000 miles. Penn offers a limited product line of vehicle service agreements with unlimited miles offerings that have an average term of twelve to twenty-four months.
•PWI serves as the contract administrator and originator in all states, except for Alaska, Florida and Washington. In the States of Alaska, Florida and Washington, PWI partners with American Auto Shield ("AAS") in a white label relationship. VSAs sold in these states are branded PWI and administered by AAS. In these states, AAS is the contract originator with PWI generating fee income on every contract sold. PWI has an extensive menu of VSAs with terms starting at three months to ninety-six months and mileage bands up to 200,000 miles. Products range from basic Powertrain to the Exclusionary product (Premier).

In addition to marketing vehicle service agreements, IWS and Geminus also administer and broker a guaranteed asset protection product ("GAP") through their distribution channels. GAP generally covers a consumer's out-of-pocket amount, related to an automobile loan or lease, if the vehicle is stolen or damaged beyond repair. IWS and Geminus earn a commission when a consumer purchases a GAP certificate but does not take on any insurance risk.
Home
PWSC administers the insured warranty programs for new home construction companies, and the warranty is issued to new home buyers. The warranty coverage is provided nationwide by a single, A+ rated insurance carrier. The warranty document is an agreement between the homebuilder and the purchaser of the home and includes specific tolerances related to covered defects and precise definitions of damages. Each damage category includes materials defect coverage for the first year, major systems coverage for the second year, and workmanship and structural coverage for years three through ten. The warranty enables certain damages to be resolved by the homebuilder without admitting fault or negligence, and the warranty offers an efficient method to resolve buyer complaints and avoid costly litigation through mediation and mandatory binding arbitration.
PWSC also has an uninsured warranty administration services program. The warranty document issued through this program is an agreement between the homebuilder and the purchaser of the home, and it includes performance standards established by the homebuilder and warrants conditions in the home that could constitute a construction defect throughout the warranty period. This program enables construction defects to be efficiently and amicably resolved by the homebuilder through mediation and mandatory binding arbitration to avoid costly litigation. Claims are covered for a period of time as may be required by law, for an elected time-frame by the builder in a specific state, or per agreement with a general liability insurance carrier. The warranty document is designed to ensure all parties’ interests are aligned in order to handle their claims relative to construction defects promptly and without attorney intervention.

KINGSWAY FINANCIAL SERVICES INC.
HVAC
Trinity sells HVAC, standby generator, commercial LED lighting and refrigeration warranty products. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells.
Trinity also provides equipment breakdown and maintenance support services to companies across the United States. As a provider of such services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
Marketing, Distribution and Competition
No Extended Warranty customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.
Automotive
IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 26 states and the District of Columbia.
IWS focuses exclusively on the automotive finance market with its core VSA and related product offerings, while much of its competition in the credit union channel has a less targeted product approach. IWS' typical competitor takes a generalist approach to market by providing credit unions with a variety of different product offerings. They might be unable to deliver specialty expertise on par with IWS and may not give VSA products the attention they require for healthy profitability and strong risk management.
Geminus goes to market through its subsidiaries, Penn and Prime, which market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate which varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 32 and 40 states, respectively.
Penn and Prime focus exclusively on the automotive finance market with its core VSA and related product offerings, while much of its competition is non-employee based or agent centric. Penn and Prime's typical competitor’s approach to market is by working through non-employees or agents with a variety of different product offerings. Penn and Prime solely focuses on the suite of VSAs it offers which allows the proper attention required for healthy profitability and risk management.
PWI markets, sells and administers VSAs to used car buyers in all fifty states, primarily through a network of approved automobile dealer partners. PWI enters into a dealer agreement with dealer partners that permits dealers to legally sell PWI products to its customers. The distribution of PWI VSAs is supported by an internal sales team geographically located around the country and in close proximity to its dealer partners.
PWI operates exclusively in the automotive finance market with its sole focus on VSAs. PWI does operate within a highly competitive environment where product pricing and products options are important. The majority of its competitors have a comprehensive menu of products and services to offer the independent and franchise dealers. PWI’s future strategy will drive additional competitiveness by adding new products to its existing menu of VSAs. PWI’s competitors are a blend of national and regional competitors implementing employee and agent based sales models.
Home
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

KINGSWAY FINANCIAL SERVICES INC.
For its insured warranty product, PWSC operates in an environment with several competitors. PWSC differentiates itself through its relationship with and backing by an A+ rated global insurance carrier; having over 20 years of experience in the field of new home warranty administration; its dispute resolution services; and its best in class customer service. For its uninsured builder backed product, PWSC operates in an environment with very few competitors. The most significant features differentiating the builder backed product from its competition are an express warranty for all construction defects, the only warranty that is fully integrated with the general liability policy in its definition and coverage of construction defects, and mutual agreement between the homebuilder and the home buyer that all claims be resolved through mediation or, if necessary, binding arbitration.
HVAC
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
IWS, Geminus and PWI effectively and efficiently manages claims by utilizing in-house expertise and information systems. They employ an experienced claims staff, in some cases comprised of Automotive Service Excellence certified mechanics, knowledgeable in all aspects of vehicle repairs and potential claims. Additionally, each owns its own proprietary database of historical claims data dating several years. Management analyzes this database to drive real-time pricing adjustments and strategic decision-making.
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

KINGSWAY FINANCIAL SERVICES INC.
solutions and claims groups track loss performance on a monthly basis so as to alert the operating subsidiaries to the potential need to adjust forms or rates.
UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The Company records a provision for its unpaid losses that have occurred as of a given evaluation date as well as for its estimated liability for loss adjustment expenses related to our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"). Amigo was placed in voluntary run-off during the fourth quarter of 2012.

For a detailed description of the Company's process for establishing its provision for unpaid loss and loss adjustment expenses, see "Significant Accounting Policies and Critical Estimates" section of MD&A. For a rollforward of the provision for unpaid loss and loss adjustment expenses, net of amounts recoverable from reinsurers, see Note 13, "Unpaid Loss and Loss Adjustment Expenses," to the Consolidated Financial Statements.
INVESTMENTS
The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks. The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations. Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values. Limited liability investments, at fair value, investments in private companies and real estate investments are managed by third-party managers. The Investment Committee of the Board of Directors is responsible for monitoring the performance of the Company's investments and compliance with the Company's investment policies and guidelines, which it reviews annually. Investments held by our insurance subsidiary, Amigo, must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments.
For further descriptions of the Company's investments, see "Investments" and "Significant Accounting Policies and Critical Estimates" in MD&A and Note 7, "Investments," and Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
REGULATORY ENVIRONMENT
Insurance
The Company has one U.S. insurance subsidiary, Amigo, which is organized and domiciled under the insurance statutes of Florida and is in voluntary run-off. To the best of the Company's knowledge, it is in compliance with the regulations discussed below.
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

KINGSWAY FINANCIAL SERVICES INC.
U.S. insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2020, surplus as regards to policyholders reported by Amigo exceeded the 200% threshold. Refer to Note 28, "Regulatory Capital Requirements and Ratios," to the Consolidated Financial Statements for further discussion.
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
Extended Warranty
Vehicle service agreements are regulated in all states in the United States, and IWS, Geminus and PWI are subject to these regulations. Most states utilize the approach of the Uniform Service Contract Act which was adopted by the NAIC in the early 1990's. Under that scheme, states regulate vehicle service contract companies by requiring them annually to file documentation, together with a copy of the contract of insurance covering their liability under the service contracts, which complies with the particular state's regulatory requirements. IWS, Geminus and PWI are in compliance with the regulations of each state in which it sells vehicle service agreements.
Certain, but not all, states regulate the sale of HVAC and equipment warranty contracts. Trinity is licensed as a service contract provider in those states where it is required.
The insurance carrier providing the contractual liability coverage for the insured warranty product offered by PWSC is designated as a surplus lines carrier in all states.  The offering of surplus lines insurance is regulated in all states.  The insurance carrier has designated an agent within PWSC who is a licensed property and casualty broker and a surplus lines broker in all states where such a license is required.  PWSC is in compliance with the regulations of each state in which it offers its insured warranty products.  In addition, New Jersey and Maryland require PWSC to file its warranty plan documents and other company information for periodic review and approval to demonstrate compliance with new home warranty plan regulations promulgated by those jurisdictions. New Jersey requires such a filing every two years. Maryland requires a filing every year.  PWSC is in compliance with the filing requirements of each state.

HUMAN CAPITAL MANAGEMENT
At December 31, 2020, the Company employed 239 personnel supporting its continuing operations, all of which were full-time employees. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

KINGSWAY FINANCIAL SERVICES INC.
We believe the skills and experience of our employees are an essential driver of our business and important to our future prospects. To attract qualified applicants and retain our employees, we offer our employees what we believe to be competitive salaries, comprehensive benefit packages, equity compensation awards, and discretionary bonuses based on a combination of seniority, individual performance and corporate performance. The principal purposes of these employee benefits are to attract, retain, reward and motivate our personnel and to provide long-term incentives that align the interests of employees with the interests of our stockholders.

ACCESS TO REPORTS
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through its website at www.kingsway-financial.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").
Item 1A. Risk Factors
Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2020 Annual Report and to consult any further disclosures Kingsway makes on related subjects in its filings with the SEC.
FINANCIAL RISK
We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 31, 2020, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December 2032, which in addition to the $90.5 million principal has deferred interest accrued as of December 31, 2020 of $14.1 million. Related to our acquisition on December 1, 2020 of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI"), we have $25.7 million principal value of acquisition financing outstanding as of December 31, 2020. Because of our substantial outstanding recourse debt:

•our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could be limited;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;
•a large portion of our cash flow must be dedicated to the payment of interest on our debt, thereby reducing the funds available to us for other purposes;
•we are exposed to the risk of increased interest rates because our outstanding subordinated debt and our outstanding acquisition financing bear interest directly related to the London interbank offered interest rate ("LIBOR") or any equivalent replacement benchmark as defined in the underlying loan documents;
•it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors with proportionately less debt or with comparable debt on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;
•our ability to refinance debt may be limited or the associated costs may increase;
•our ability to transfer funds among our various subsidiaries and/or distribute such funds to the holding company may be limited;
•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited;
•we may be unable to redeem outstanding shares of our redeemable preferred stock on the required date, which could lead to increased financing costs and/or costs associated with disputes involving the holders of such preferred stock; and
•we may be prevented from carrying out capital spending that is, among other things, necessary or important to our growth strategy and efforts to improve the operating results of our businesses.

KINGSWAY FINANCIAL SERVICES INC.
Increases in interest rates would increase the cost of servicing our outstanding recourse debt and could adversely affect our results of operation.
Our outstanding recourse debt of $90.5 million principal value and our outstanding acquisition financing of $25.7 million related to the acquisition of PWI bear interest directly related to LIBOR (and will in the future relate to one or more as-yet unidentified replacement benchmarks). As a result, increases in LIBOR (or the applicable replacement benchmark) would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in LIBOR (or the replacement benchmark) would result in an approximately $1.3 million increase in our annual interest expense.
The expected discontinuation of LIBOR could adversely affect the cost of servicing our outstanding debt.
Our outstanding recourse subordinate debt of $90.5 million principal value, which has redemption dates ranging from December 4, 2032 through January 8, 2034, and our outstanding acquisition financing of $25.7 million related to the acquisition of PWI, which has a maturity date of December 1, 2025, bear interest directly related to LIBOR and extend beyond 2021, by which time the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out LIBOR.  If LIBOR phases out, the indentures governing the Company’s outstanding recourse debt and the loan and security agreement governing our outstanding acquisition financing provide alternative means of determining the Company’s interest expense on its outstanding debt.  At this time, the Company cannot yet reasonably estimate the expected impact of a discontinuation of LIBOR.
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
Because the Real Property is leased pursuant to a long-term triple net lease, we depend on the tenant to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities.  There can be no assurance that the tenant will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under the lease.  The inability or unwillingness of the tenant to meet its rent obligations or to satisfy its other obligations, including indemnification obligations, could materially adversely affect the business, financial position or results of operations of our Leased Real Estate segment.  Furthermore, the inability or unwillingness of the tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Real Property.
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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2020, our investments included $20.7 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.
As of December 31, 2020, our investments also included $0.4 million of equity investments, $3.7 million of limited liability investments, $32.8 million of limited liability investments, at fair value, $0.8 million of investments in private companies, at adjusted cost, $10.7 million of real estate investments, at fair value and other investments, at cost of $0.3 million. These investments are less liquid than fixed maturities. We generally make these investments with long-term time horizons in mind. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.
We will continue to be adversely impacted by the outbreak of COVID-19.
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
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on automobile sales and new home construction, which has decreased, and may continue to decrease, consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the outbreak of COVID-19 has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and other means, all of which has resulted in declines in sales. These effects, individually or in the aggregate, will continue to adversely impact our businesses, financial condition, operating results and cash flows and such adverse impacts may be material.
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

An adverse change in market conditions, including changes caused by the COVID-19 pandemic, leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. Certain trust accounts for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements.

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
Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis totaling $0.5 million in connection with the Settlement Agreement. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.
We are required to indemnify the buyer of our non-standard automobile businesses, which could materially adversely affect our business, results of operations or financial condition.
On July 16, 2018, we announced we had entered into a definitive agreement to sell our non-standard automobile insurance companies Mendota, Mendakota and MCC (collectively "Mendota"). On October 18, 2018, we completed the previously announced sale of Mendota. The final aggregate purchase price of $28.6 million was redeployed primarily to acquire various investments that were owned by Mendota at the time of the closing, and to fund $5.0 million into an escrow account to be used to satisfy potential indemnity obligations under the definitive stock purchase agreement. As part of the transaction, we will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota’s carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims was $2.5 million. There is no maximum obligation to the Company with respect to the specified claims.
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
Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $845.5 million as of December 31, 2020. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow. Our

KINGSWAY FINANCIAL SERVICES INC.
operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.
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
We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934. As described in Item 9A, Controls and Procedures, of this 2020 Annual Report, we have identified the existence of material weaknesses in internal control over financial reporting. As discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the 2018 Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020, we have restated our consolidated financial statements as of and for the year ended December 31, 2017. We are actively engaged in developing and implementing remediation plans as described in Item 9A, Controls and Procedures, of this 2020 Annual Report, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.
Failure to comply with the NYSE’s continued listing requirements and rules could result in the NYSE delisting our common stock, which could negatively affect our company, the price of our common stock and your ability to sell our common stock.
On April 17, 2020, the Company received a notice from NYSE that the Company is not in compliance with NYSE listing standard 802.01B because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and stockholders’ equity was less than $50.0 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. On July 9, 2020, the NYSE notified us that our plan was accepted. On January 18, 2021, NYSE notified us that we were again in compliance with NYSE listing standard 802.01B but that we were subject to continued monitoring and review for a period of 12 months. If we fail to meet the continued listing standard throughout this period, we may be subject to corrective action by NYSE, which may include suspension and delisting procedures.
If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue

KINGSWAY FINANCIAL SERVICES INC.
additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

STRATEGIC RISK

The achievement of our strategic objectives is highly dependent on effective change management.
We have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team and selling Mendota on October 18, 2018, with the objective of focusing on our Extended Warranty segment, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.
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
The vehicle service agreement market in which we compete is comprised of a few large companies, which market service agreements on a national basis and have significantly more financial, marketing and management resources than we do, as well as several other companies that are somewhat similar in size to our Extended Warranty companies. In addition, the homebuilder warranty market in which we operate is comprised of several competitors. There may also be other companies of which we are not aware that may be planning to enter the vehicle service agreement and homebuilder warranty industries.
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
Acquisitions entail numerous potential risks, including the following:
•difficulties in the integration of the acquired business, including implementation of proper internal controls over financial reporting;
•assumption of unknown material liabilities;
•diversion of management's attention from other business concerns;
•failure to achieve financial or operating objectives and/or anticipated cost savings; and
•potential loss of customers or key employees of acquired companies.
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
New business start-ups entail numerous potential risks, including the following:
•identification of appropriate management to run the new business;
•understanding the strategic, competitive and marketplace dynamics of the new business and, perhaps, industry;
•establishment of proper financial and operational controls;
•diversion of management's attention from other business concerns; and
•failure to achieve financial or operating objectives.
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
Our provisions for unpaid loss and loss adjustment expenses at Amigo do not represent an exact calculation of our actual liability but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of reported and IBNR claims. The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both reported and IBNR claims and, as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:
•actuarial projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;
•legal theories of liability;
•variability in claims-handling procedures;
•economic factors such as inflation;
•judicial and legislative trends, actions such as class action lawsuits, and judicial interpretation of coverages or policy exclusions; and
•the level of insurance fraud.
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

KINGSWAY FINANCIAL SERVICES INC.
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
Extended Warranty's reliance on credit unions and dealers, as well as our overall reliance on automobile sales could adversely affect our ability to maintain business.
The Extended Warranty business markets and distributes vehicle service agreements through a network of credit unions and dealers in the United States. We have competitors that offer similar products exclusively through credit unions and competitors that distribute similar products through dealers. Loss of all or a substantial portion of our existing relationships could have a material adverse effect on our business, results of operations or financial condition. Moreover, our vehicle service agreement businesses rely heavily on the sale of new and used vehicles to drive product sales. Accordingly, a significant decline in new and used automobile sales could have a material adverse effect on our business, results of operations or financial condition.
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

KINGSWAY FINANCIAL SERVICES INC.
•the availability of reliable data and our ability to properly analyze available data;
•the uncertainties that inherently characterize estimates and assumptions;
•our selection and application of appropriate pricing techniques; and
•changes in applicable legal liability standards and in the civil litigation system generally.
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

KINGSWAY FINANCIAL SERVICES INC.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Leased Properties
Extended Warranty leases facilities with an aggregate square footage of approximately 44,757 at six locations in four states. The latest expiration date of the existing leases is in July 2026.
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
Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."
The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2020
Quarter 4	$4.72	$2.90
Quarter 3	3.10	2.17
Quarter 2	2.33	1.45
Quarter 1	2.29	1.59
2019
Quarter 4	$2.39	$1.66
Quarter 3	2.95	2.20
Quarter 2	3.04	2.20
Quarter 1	3.10	2.11
Shareholders of Record
As of March 26, 2021 the closing sales price of our common shares as reported by the NYSE was $4.50 per share.
As of March 29, 2021, we had 22,711,069 common shares issued and outstanding. As of March 29, 2021, there were 11 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.
Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we did not have any unregistered sales of our equity securities.
Issuer Purchases of Equity Securities
During the year ended December 31, 2020, we did not have any repurchases of our equity securities.

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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2020 Annual Report.
OVERVIEW
Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2020 Annual Report, the term "Extended Warranty" is used to refer to this segment.
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
PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a white label agreement.
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
Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage"). Throughout this 2020 Annual Report, the term "Leased Real Estate" is used to refer to this segment.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this 2020 Annual Report. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated. We continue to monitor the impact of the COVID-19 outbreak closely. However, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.
NON U.S.-GAAP FINANCIAL MEASURE
Throughout this 2020 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net loss, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.
Segment Operating Income (Loss)
Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and by segment in Note 24, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is loss from continuing operations before income tax benefit that, in addition to total segment operating income, includes net investment income, net realized gains, gain on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, gain on change in fair value of debt, loss on extinguishment of debt, net and equity in net income of investee. A reconciliation of total segment operating income to loss from continuing operations before income tax benefit for the years ended December 31, 2020 and December 31, 2019 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES
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
The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

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
Process for Establishing the Provision for Unpaid Loss and Loss Adjustment Expenses
The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both reported and IBNR claims. The process of establishing the provision for unpaid loss and loss adjustment expenses relies on the judgment and opinions of a number of individuals, including the opinions of the Company's external reserving actuaries.
Our Company’s external reserving actuaries use the following generally accepted actuarial loss and loss adjustment expenses reserving methods in our analysis, for each coverage or segment that we analyze:

•Paid Loss Development - we use historical loss and loss adjustment expense payments over discrete periods of time to estimate future loss and loss adjustment expense payments. Paid development methods assume that the patterns of paid loss and loss adjustment expenses that occurred in past periods will be similar to loss and loss adjustment expense payment patterns that will occur in future periods.

•Incurred Loss Development - we use historical case incurred loss and loss adjustment expenses (the sum of cumulative loss and loss adjustment expense payments plus outstanding unpaid case losses) over discrete periods of time to estimate future loss and loss adjustment expenses. Incurred development methods assume that the case loss and loss adjustment expenses reserving practices are consistently applied over time.

In addition to the actuarial processes above, consideration is given to estimates provided by legal counsel for certain claims currently in litigation.
The methods above all calculate an estimate of total ultimate losses. Our provision for loss and loss adjustment expenses is calculated by subtracting total paid losses from our estimate of total ultimate losses. Our estimate for IBNR is calculated by subtracting case reserves from our provision for loss and loss adjustment expenses.
Our external reserving actuaries have also developed as part of their actuarial report to the Company an estimated range around the carried provision at December 31, 2020 of $1.4 million for unpaid loss and loss adjustment expenses for our property and casualty company. Their report indicates that a carried provision for unpaid loss and loss adjustment expenses anywhere between $1.1 million and $1.8 million for the Company at December 31, 2020 would fall within their reasonable range of estimation. This range does not present a forecast of future redundancy or deficiency since actual development of future paid losses related to the current provision for unpaid loss and loss adjustment expenses may be affected by many variables. The provision for unpaid loss and loss adjustment expenses recorded at December 31, 2020 represents our best estimate of the ultimate amounts that will be paid.
To the extent that the ultimate paid losses are higher or lower than the provision for unpaid loss and loss adjustment expenses recorded by the Company at December 31, 2020, the differences would be recorded in the Company’s consolidated statements of operations in the accounting periods in which they are determined. There can be no assurance that such differences would not be material.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Valuation of Fixed Maturities and Equity Investments
Our equity investments, including warrants, are recorded at fair value with changes in fair value recognized in net loss. Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.
For fixed maturities, we use observable inputs such as quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are inactive; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data. We do not have any fixed maturities in our portfolio that require us to use unobservable inputs. The Company engages a third-party vendor who utilizes third-party pricing sources and primarily employs a market approach to determine the fair values of our fixed maturities. The market approach includes primarily obtaining prices from independent third-party pricing services as well as, to a lesser extent, quotes from broker-dealers. Our third-party vendor also monitors market indicators, as well as industry and economic events, to ensure pricing is appropriate. All classes of our fixed maturities are valued using this technique. We have obtained an understanding of our third-party vendor’s valuation methodologies and inputs. Fair values obtained from our third-party vendor are not adjusted by the Company.
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
We perform a quarterly analysis of our investments classified as available-for-sale and our limited liability investments to determine if declines in market value are other-than-temporary. The analysis for available-for-sale investments includes some or all of the following procedures, as applicable:
•identifying all unrealized loss positions that have existed for at least six months;
•identifying other circumstances management believes may affect the recoverability of the unrealized loss positions;
•obtaining a valuation analysis from third-party investment managers regarding the intrinsic value of these investments based on their knowledge and experience together with market-based valuation techniques;
•reviewing the trading range of certain investments over the preceding calendar period;
•assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;
•assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;
•determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and
•assessing the Company's ability and intent to hold these investments at least until any investment impairment is recovered.
The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:
•the opinions of professional investment managers could be incorrect;
•the past trading patterns of individual investments may not reflect future valuation trends;
•the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and
•the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
We perform a quarterly analysis of our investments in private companies. The analysis includes some or all of the following procedures, as applicable:
•the opinions of external investment and portfolio managers;
•the financial condition and prospects of the investee;
•recent operating trends and forecasted performance of the investee;
•current market conditions in the geographic area or industry in which the investee operates;
•changes in credit ratings; and

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

•changes in the regulatory environment.

As a result of the analysis performed to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to certain of its investments. See "Investments" section below and Note 7, "Investments," to the Consolidated Financial Statements for further information.
Valuation of Limited Liability Investments, at Fair Value
Limited liability investments, at fair value represent the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). The Company accounts for these investments at fair value with changes in fair value reported in the consolidated statements of operations.
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
Refer to Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements for further information.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2020, the Company maintains a valuation allowance of $173.2 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Valuation of Mandatorily Redeemable Preferred Stock
Mandatorily redeemable preferred stock is recorded at the time of issuance based upon the gross proceeds of the offering less (i) proceeds of the offering allocated to additional paid-in capital based upon the relative fair values of equity-classified warrants issued as part of the offering and the preferred stock without the warrants; (ii) proceeds of the offering allocated to additional paid-in capital based upon the calculation of a beneficial conversion feature; and (iii) costs of the offering allocated to the preferred stock. The discount to the carrying value of the preferred stock created by the allocation of proceeds to the warrants and a beneficial conversion feature and the allocation of offering costs to the preferred stock is accreted over time as dividend expense. Additional information regarding our mandatorily redeemable preferred stock is included in Note 21, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements.
Valuation and Impairment Assessment of Intangible Assets
Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of database, customer relationships, in-place lease and non-compete agreement. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Indefinite-lived intangible assets consist of a tenant relationship and trade names. Intangible assets with indefinite lives are assessed for impairment annually as of October 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, then a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair values of that intangible asset, an impairment is recorded.
No impairment charges were recorded against intangible assets in 2020 or 2019. Additional information regarding our intangible assets is included in Note 11, "Intangible Assets," to the Consolidated Financial Statements.
Goodwill Recoverability
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units, which is determined using the income approach, and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess.
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.
Estimating the fair value of reporting units requires the use of significant judgments that are based on a number of factors including actual operating results, internal forecasts, market observable pricing multiples of similar businesses and comparable transactions and determining the appropriate discount rate and long-term growth rate assumptions. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is reasonably possible that the judgments and estimates described above could change in future periods.
No impairment charges were recorded against goodwill in 2020 or 2019, as the estimated fair values of the reporting units exceeded their respective carrying values. Additional information regarding our goodwill is included in Note 10, "Goodwill," to the Consolidated Financial Statements.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.
For Leased Real Estate, the Company models a hypothetical sale of the underlying asset in order to arrive at fair value, which, due to the unique nature of Leased Real Estate, the Company views as a technique consistent with the objective of measuring fair value. The Company believes that its estimates of future cash flows and discount rates are reasonable; however, the amount by which the fair value exceeds the carrying value of the reporting unit has declined significantly primarily as a result of the CMC settlement agreement discussed in Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements. The estimated fair value of Leased Real Estate is highly sensitive to discount rates applied and changes in the underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future sales proceeds and timing of such proceeds could also have a significant impact on the fair value.
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
Fair Value Assumptions for Stock-Based Compensation Liabilities
The Company' subsidiary, PWSC, has made grants of restricted stock awards. Certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Forfeitures are recognized in the period that restricted stock awards are forfeited.
Revenue Recognition
Refer to Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements for information about our revenue recognition accounting policies.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net loss for the years ended December 31, 2020 and December 31, 2019 is presented in Table 1 below:

Table 1 Segment Operating Income for the Years Ended December 31, 2020 and December 31, 2019
For the years ended December 31 (in thousands of dollars)

	2020	2019	Change
Segment operating income (loss)
Extended Warranty	6,221	4,611	1,610
Leased Real Estate	(504)	2,761	(3,265)
Total segment operating income	5,717	7,372	(1,655)
Net investment income	2,625	2,905	(280)
Net realized gains	580	796	(216)
Gain on change in fair value of equity investments	1,267	561	706
Gain on change in fair value of limited liability investments, at fair value	4,046	4,475	(429)
Net change in unrealized loss on private company investments	(744)	(324)	(420)
Other-than-temporary impairment loss	(117)	(75)	(42)
Interest expense not allocated to segments	(7,719)	(8,991)	1,272
Other revenue and expenses not allocated to segments, net	(10,606)	(8,524)	(2,082)
Amortization of intangible assets	(2,291)	(2,548)	257
Gain on change in fair value of debt	1,173	1,052	121
Loss on extinguishment of debt, net	(468)	—	(468)
Equity in net income of investee	—	169	(169)
Loss from continuing operations before income tax benefit	(6,537)	(3,132)	(3,405)
Income tax benefit	(1,115)	(363)	(752)
Loss from continuing operations	(5,422)	(2,769)	(2,653)
Gain (loss) on disposal of discontinued operations, net of taxes	6	(1,544)	1,550
Net loss	(5,416)	(4,313)	(1,103)
Loss from Continuing Operations, Net Loss and Diluted Loss per Share
For the year ended December 31, 2020, we incurred a loss from continuing operations of $5.4 million (loss of $0.35 per diluted share) compared to $2.8 million (loss of $0.25 per diluted share) for the year ended December 31, 2019, which is primarily attributable to the items explained in the following paragraphs.

For the year ended December 31, 2020, we reported net loss of $5.4 million ($0.35 per diluted share) compared to $4.3 million ($0.32 per diluted share) for the year ended December 31, 2019.
Extended Warranty
The Extended Warranty service fee and commission revenue increased 3.3% (or $1.5 million) to $47.6 million for the year ended December 31, 2020 compared with $46.1 million for the year ended December 31, 2019. Service fee and commission revenue was impacted by the following in 2020:
•$2.5 million due to the inclusion of PWI in 2020 following its acquisition effective December 1, 2020;
•A $2.2 million increase at Geminus primarily due to the inclusion of only ten months of results in the 2019 period post-acquisition, which was partially offset by lower contract sales due to the COVID-19 pandemic;
•A $0.3 million increase in PWSC revenue, driven by the stronger housing market in the second half of 2020;

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

•A $2.9 million decrease at Trinity driven by reduced revenues in its equipment breakdown and maintenance support services due to the loss of a major customer and impacts from the COVID-19 pandemic, which was partially offset by an increase in its extended warranty services product; and
•A $0.6 million decrease at IWS, due primarily to lower contract sales due to the COVID-19 pandemic.
The Extended Warranty operating income was $6.2 million for the year ended December 31, 2020 compared with $4.6 million for the year ended December 31, 2019. The increase in operating income is primarily due to the following:

•$0.7 million due to the inclusion of PWI in 2020 following its acquisition effective December 1, 2019;
•A $1.1 million increase at Geminus primarily due to the inclusion of Geminus for the entire twelve months of 2020 following its acquisition effective March 1, 2019, as well as cost control initiatives in place due to the COVID-19 pandemic;
•A $0.8 million increase at PWSC, primarily due to increased revenue and lower general and administrative expenses due to cost control initiatives in place due to the COVID-19 pandemic and continuing operating efficiencies;
•A $0.3 million decrease at IWS primarily due to a decrease in revenue, partially offset by cost control initiatives in place due to the COVID-19 pandemic; and
•A $0.7 million decrease at Trinity driven by reduced revenues in its equipment breakdown and maintenance support services, partially offset by a related decrease in cost of services sold, operating expenses and increased margin on the extended warranty services product, compared to 2019.
Leased Real Estate
Leased Real Estate rental revenue was $13.4 million for each of the years ended December 31, 2020 and December 31, 2019. The rental revenue is derived from CMC's long-term triple net lease.
Leased Real Estate operating loss was $0.5 million for the year ended December 31, 2020 compared to operating income of $2.8 million for the year ended December 31, 2019, primarily due to $2.6 million of management fee expense recorded pursuant to a settlement agreement related to outstanding litigation and higher litigation expenses of $1.3 million for the year ended December 31, 2020 compared with $0.6 million for the year ended December 31, 2019. Leased Real Estate operating (loss) income includes interest expense of $6.0 million and $6.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. See Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further discussion related to the CMC litigation settlement.
Net Investment Income
Net investment income was $2.6 million in 2020 compared to $2.9 million in 2019. The decrease in 2020 is primarily due to less investment income recorded from the Company's fixed maturities and dividends on equity investments as a result of general changes in market conditions, partially offset by more income from the Company's limited liability investments, at fair value, in 2020 compared to 2019.
Net Realized Gains
The Company recorded net realized gains of $0.6 million in 2020 compared to $0.8 million in 2019, primarily from realized gains recognized by Argo Holdings.
Gain on Change in Fair Value of Equity Investments
Gain on change in fair value of equity investments was $1.3 million in 2020 compared to $0.6 million in 2019. Significant drivers include:
•Unrealized losses of $0.2 million and unrealized gains of $0.7 million on equity investments held during the years ended December 31, 2020 and December 31, 2019, respectively; and
•Net realized gains of $1.5 million on equity investments sold during the year ended December 31, 2020 compared to net realized losses of $0.2 million during the year ended December 31, 2019. The net realized gains for the year ended December 31, 2020 relate primarily to the sale of the Company's shares of Limbach Holdings, Inc. ("Limbach")

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

common stock. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million.
Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
Gain on change in fair value of limited liability investments, at fair value was $4.0 million in 2020 compared to $4.5 million in 2019. The gain for the year ended December 31, 2020 represents an increase in fair value of $4.9 million related to Net Lease, partially offset by a decrease in fair value of $0.8 million related to Argo Holdings. The gain for the year ended December 31, 2019 includes increases in fair value of $3.0 million related to Net Lease and $2.2 million related to 1347 Investors LLC ("1347 Investors"), partially offset by a decrease in fair value of $0.7 million related to Argo Holdings.
The Company consolidates the financial statements of Net Lease on a three-month lag. The increase in fair value at Net Lease recorded during 2020 is primarily attributable to the sale of one of the three Net Lease investment properties for $40.1 million, which closed on October 30, 2020. Given the proximity of the sale to September 30, 2020, the Company believes that the ultimate selling price is the best indication of value as of September 30, 2020.
During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved. See Note 26, "Related Parties," to the Consolidated Financial Statements, for further information about the dissolution of 1347 Investors.
Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was $0.7 million in 2020 compared to $0.3 million in 2019. The Company recorded decreases of zero and $0.2 million during 2020 and 2019, respectively, to adjust the fair values of certain investments in private companies for observable price changes. Also, as a result of the quarterly impairment analysis of its investments in private companies, the Company determined it should write down two of its investments for other-than-temporary impairment of $0.7 million for the year ended December 31, 2020 as a result of the impacts of COVID-19 on the investments' underlying business. The Company recorded impairments related to investments in private companies of $0.2 million for the year ended December 31, 2019.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for 2020 was $7.7 million compared to $9.0 million in 2019. The decrease in 2020 is primarily attributable to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during 2020 compared to 2019. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. See "Debt" section below for further details.
Other Revenue and Expenses not Allocated to Segments, Net
Other revenue and expenses not allocated to segments was a net expense of $10.6 million in 2020 compared to $8.5 million in 2019.

The increase in net expense for 2020 is primarily attributable to $1.4 million of expense recorded pursuant to a settlement agreement related to outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis") and higher salary expense related to restricted stock awards and audit professional services fees incurred, partially offset by a decrease in loss and loss adjustment expenses of $0.6 million for 2020 compared to 2019. During the year ended December 31, 2019, Kingsway Amigo Insurance Company ("Amigo") increased loss reserves related to one of the remaining open claims as part of its continuing voluntary runoff.  The unfavorable development for the year ended December 31, 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Reinsurance Corporation ("Kingsway Re").
See Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further discussion related to Aegis.
Gain on Change in Fair Value of Debt
The gain on change in fair value of debt amounted to $1.2 million in 2020 compared to $1.1 million in 2019. The gains for 2020 and 2019 reflect decreases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Loss on Extinguishment of Debt, Net
During 2020, loss on extinguishment of debt, net consists of the following:
•A $0.9 million loss on the extinguishment of the 2019 KWH Loan, which includes the write-off of unamortized debt issuance costs and discount of $0.6 million and early termination fees paid to the lender of $0.2 million.
•A $0.4 million gain on forgiveness of the balance on one of the Company's loans obtained through the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
See Note 14, "Debt," to the Consolidated Financial Statements, for further discussion.

Equity in Net Income of Investee
Equity in net income of investee represents the Company's investment in Itasca Capital Ltd. ("ICL"). Equity in net income of investee was $0.2 million in 2019, which includes a $0.1 million gain on sale of shares during 2019 and $0.1 million of equity in net income of investee. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. See Note 8, "Investment in Investee," to the Consolidated Financial Statements, for further discussion.
Income Tax Benefit
Income tax benefit for 2020 was $1.1 million compared to $0.4 million in 2019. The 2020 and 2019 income tax benefit is primarily related to:
•a partial release of the Company’s deferred income tax valuation allowance associated with business interest expense with an indefinite life (2020 only);
•a partial release of the Company’s deferred income tax valuation allowance related to its acquisitions of CMC (2020 only) and Geminus (2019 only);
•the change in unrecognized tax benefits;
•the change in indefinite life deferred income tax liabilities; and
•state income taxes.

See Note 17, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2020 and December 31, 2019, respectively.
INVESTMENTS
Portfolio Composition
The following is an overview of how we account for our various investments:
•Investments in fixed maturities are classified as available-for-sale and are reported at fair value.
•Equity investments are reported at fair value.
•Limited liability investments are accounted for under the equity method of accounting. The most recently available financial statements of the limited liability investments are used in applying the equity method. The difference between the end of the reporting period of the limited liability investments and that of the Company is no more than three months.
•Limited liability investments, at fair value represent the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings. The difference between the end of the reporting period of the limited liability investments, at fair value and that of the Company is no more than three months.
•Investments in private companies consist of: convertible preferred stocks and notes in privately owned companies; and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments.
•Real estate investments are reported at fair value.
•Other investments include collateral loans and are reported at their unpaid principal balance.
•Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

At December 31, 2020, we held cash and cash equivalents, restricted cash and investments with a carrying value of $114.5 million.

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

Type of investment	2020	% of Total	2019	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	10,104	8.8%	13,316	13.7%
States, municipalities and political subdivisions	1,454	1.3%	600	0.6%
Mortgage-backed	5,394	4.7%	2,939	3.0%
Corporate	3,764	3.3%	5,340	5.5%
Total fixed maturities	20,716	18.1%	22,195	22.8%
Equity investments:
Common stock	155	0.1%	2,406	2.5%
Warrants	289	0.3%	15	—%
Total equity investments	444	0.4%	2,421	2.5%
Limited liability investments	3,692	3.2%	3,841	4.0%
Limited liability investments, at fair value	32,811	28.7%	29,078	30.0%
Investments in private companies	790	0.7%	2,035	2.1%
Real estate investments	10,662	9.3%	10,662	11.0%
Other investments	294	0.2%	1,009	1.0%
Short-term investments	157	0.1%	155	0.2%
Total investments	69,566	60.7%	71,396	73.6%
Cash and cash equivalents	14,374	12.6%	13,478	13.9%
Restricted cash	30,571	26.7%	12,183	12.5%
Total	114,511	100.0%	97,057	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investments to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Significant Accounting Policies and Critical Estimates" section of MD&A.
As a result of the analysis performed, the Company recorded the following write downs for other-than-temporary impairment:
•Other investments: $0.1 million and zero for the years ended December 31, 2020 and December 31, 2019, respectively.
•Limited liability investments: zero and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively.
•Limited liability investments, at fair value: $0.1 million and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

•Investments in private companies: $0.7 million and $0.2 million for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments for the years ended December 31, 2020 and December 31, 2019.
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
At December 31, 2020 and December 31, 2019, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2020 and December 31, 2019, all unrealized losses on individual investments were considered temporary.
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
Table 3 presents distributions, by line of business, of the provision for unpaid loss and loss adjustment expenses.
TABLE 3    Provision for unpaid loss and loss adjustment expenses
As of December 31 (in thousands of dollars)

Line of Business	2020	2019
Non-standard automobile	238	475
Commercial automobile	86	73
Other	1,125	1,226
Total	1,449	1,774

Non-Standard Automobile
At December 31, 2020 and December 31, 2019, the provision for unpaid loss and loss adjustment expenses for our non-standard automobile business were $0.2 million and $0.5 million, respectively. The decrease is due to payments of loss adjustment expenses at Amigo.
Commercial Automobile
At December 31, 2020 and December 31, 2019, the provision for unpaid loss and loss adjustment expenses for our commercial automobile business were $0.1 million.
Other
At December 31, 2020 and December 31, 2019, the provision for unpaid loss and loss adjustment expenses for our other business were $1.1 million and $1.2 million, respectively. The decrease is due to payments of loss and loss adjustment expenses at Amigo.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Information with respect to development of our provision for prior years' loss and loss adjustment expenses is presented in Table 4.
TABLE 4 Increase in prior years' provision for loss and loss adjustment expenses
For the years ended December 31 (in thousands of dollars)

	2020	2019
Unfavorable change in provision for loss and loss adjustment expenses for prior accident years	149	711
The net movements in prior years' provisions for loss and loss adjustment expenses was an increase of $0.1 million and $0.7 million, respectively, for the years ended December 31, 2020 and December 31, 2019. The unfavorable development in 2020 and 2019 was primarily related to an increase in unpaid loss and loss adjustment expenses due to the continuing voluntary run-off of Amigo. The unfavorable development in 2019 was partially offset by favorable development in unpaid loss and loss adjustment expenses at Kingsway Re. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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
In 2019, the Company formed KWH, whose subsidiaries include IWS, Geminus and Trinity. On March 1, 2019, KWH borrowed a principal amount of $10.0 million from a bank to finance its acquisition of Geminus (the "2019 KWH Loan"). The 2019 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25% and is carried in the consolidated balance sheet at December 31, 2019 at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2019 KWH Loan was scheduled to mature on March 1, 2024; however, the principal was fully repaid on December 1, 2020. See Note 14, "Debt," to the Consolidated Financial Statements for further details.
As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to finance its acquisition of PWI (the "2020 KWH Loan"). The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% and is carried in the consolidated balance sheet at December 31, 2020 at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025. See Note 14, "Debt," to the Consolidated Financial Statements for further details.
The 2020 KWH Loan contains a number of covenants, including, but not limited to, a leverage ratio, a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the 2020 KWH Loan that, among other things, restrict KWH’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.
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

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

On October 15, 2015, Net Lease Investment assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheets at its unpaid principal balance. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties. The existing financing was replaced with three year non-recourse debt maturing November 1, 2023 with a fixed interest rate of 4.35%. Each of these transactions closed on October 30, 2020, however because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continues to report the $9.0 million mezzanine debt.
In April 2020, certain subsidiaries of the Company received loan proceeds under the PPP, totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the CARES Act and administered by the U.S. Small Business Administration (the "SBA"), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period.
The Company used the entire loan amount for qualifying expenses. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2.0 million. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties.
On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans. The forgiveness included principal and interest of $0.4 million, which is included in loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2020. In January 2021, the SBA provided the Company with notices of forgiveness of the full amount of two of the remaining four loans. The forgiveness included total principal and interest of $1.4 million. The outstanding PPP is carried in the consolidated balance sheet at December 31, 2020 at its unpaid principal balance.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2020 and December 31, 2019, deferred interest payable of $14.1 million and $8.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.
The Company's subordinated debt is measured and reported at fair value. At December 31, 2020, the carrying value of the subordinated debt is $50.9 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 25, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.
During the year ended December 31, 2020, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2020, along with the passage of time, contributed to the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and December 31, 2020.
Of the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and December 31, 2020, $2.6 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.2 million is reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.
Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party does not introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value, totaling $90.5 million, of the subordinated debt by the time of the stated redemption date of each trust, beginning with the trust maturing on December 4, 2032 and continuing through January 8, 2034, the redemption date of the last of the Company’s outstanding trusts.
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
Cash Flows
During 2020, the Company reported $1.7 million of net cash provided by operating activities. The reconciliation between the Company's reported net loss of $5.4 million and the $1.7 million of net cash provided by operating activities can be explained primarily by the $6.7 million noncash depreciation and amortization expense, the $8.6 million change in other assets and liabilities, net, which is primarily due to the increase in deferred interest payable related to the subordinated debt of $5.2 million and accrued management fees of $2.6 million recorded pursuant to the CMC litigation settlement (see Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further discussion of the CMC litigation settlement), and the $0.9 million increase in service fee receivable, offset by the $4.0 million gain on change in fair value of limited liability investments, at fair value, the $2.3 million increase in deferred service fees, the $1.3 million gain on change in fair value of equity investments and the $1.2 million gain on change in fair value of debt.
During 2020, the net cash provided by investing activities was $4.0 million. This source of cash was primarily attributed to proceeds from sales and maturities of fixed maturities and equity investments in excess of purchases of fixed maturities.
During 2020, the net cash provided by financing activities was $13.6 million. This source of cash was primarily attributed to $25.3 million of net bank loan proceeds and principal proceeds from notes payable of $2.9 million (related to the PPP loans received), partially offset by principal repayments of $10.1 million on bank loans and $4.2 million on notes payable.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2020, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission revenue. The Company's Leased Real Estate subsidiary funds its obligations through rental revenue. The Company's insurance subsidiaries fund their obligations primarily through available cash and cash equivalents.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

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
On December 1, 2020, the Company closed on the acquisition of PWI, a full-service provider of vehicle service agreements. Related to the PWI acquisition, the Company secured the 2020 KWH Loan with IWS, Trinity, Geminus and PWI as borrowers under the 2020 KWH Loan. Pursuant to satisfying the covenants under the 2020 KWH Loan, IWS, Trinity, Geminus and PWI are permitted to make distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period (which is the same amount as under the predecessor loan).
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
Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described in Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, the holding company is now expected to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments), as well as a one-time priority payment of $1.5 million.
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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.1 million (approximately two to three months of operating cash outflows) and $2.3 million at December 31, 2020 and December 31, 2019, respectively. The amount as of December 31, 2020 excludes: a $1.3 million distribution received from the Extended Warranty segment in January 2021; the cash expected to be received from the Leased Real Estate segment; and future actions available to the holding company that could be taken to increase liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $14.4 million and $13.5 million reported at December 31, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Re and the Company's Extended Warranty and Leased Real Estate segments.
As of the filing date of the Company’s 2020 Annual Report, the holding company’s liquidity of $1.3 million represented approximately three months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company and excludes any proceeds from the Leased Real Estate segment which the Company believes will be received shortly after the filing date.
The holding company’s liquidity at December 31, 2020 and as of the filing date of the Company’s 2020 Annual Report, represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this 2020 Annual Report, they do represent future sources of liquidity.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

As of December 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient liquidity and legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $14.1 million at December 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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
Regulatory Capital
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2020, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2020, Amigo's RBC was 1,045%.
Kingsway Re, our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2020, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.
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
The Company submitted a business plan to the NYSE on June 1, 2020, intended to demonstrate its ability to achieve compliance with the listing standards within 18 months of receiving the notice. On July 9, 2020, the NYSE notified the Company that the plan was accepted.

KINGSWAY FINANCIAL SERVICES INC. Management's Discussion and Analysis

On January 18, 2021, the Company received notification from the NYSE that the Company is now back in compliance with NYSE's continued listing standards. This is primarily the result of the achievement of compliance with NYSE's minimum market capitalization requirements. The Company is subject to a twelve-month follow-up review period during which the Company's continued compliance with NYSE's continued listing standards will be monitored, as well as NYSE's normal continued listing monitoring.
CONTRACTUAL OBLIGATIONS
Table 5 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt, the provision for unpaid loss and loss adjustment expenses and future minimum payments under operating leases. Interest payments on outstanding debt in Table 5 related to the subordinated debt and 2020 KWH Loan assume LIBOR remains constant throughout the projection period. Also, interest payments on outstanding debt reflect the interest deferral described in the "Subordinated Debt" section above.
Our provision for unpaid loss and loss adjustment expenses does not have contractual payment dates. In Table 5 below, we have included a projection of when we expect our unpaid loss and loss adjustment expenses to be paid, based on historical payment patterns. The exact timing of the payment of unpaid loss and loss adjustment expenses cannot be predicted with certainty. We maintain a substantial amount in short-term investments to provide adequate cash flows for the projected payments in Table 5.

TABLE 5 Cash payments related to contractual obligations projected by period
As of December 31, 2020 (in thousands of dollars)

	2021	2022	2023	2024	2025	Thereafter	Total
Bank loans	4,014	3,705	3,705	3,705	10,571	—	25,700
Notes payable	4,582	5,023	5,489	5,979	6,496	145,422	172,991
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	7,932	7,592	35,679	10,888	10,478	68,202	140,771
Unpaid loss and loss adjustment expenses	845	543	61	—	—	—	1,449
Future minimum lease payments	997	909	628	554	382	165	3,635
Total	18,370	17,772	45,562	21,126	27,927	304,289	435,046
Table 5 above does not reflect amounts that may be paid for the redemption of the 182,876 shares of Class A preferred stock ("Preferred Shares") outstanding at December 31, 2020. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021 (the "Redemption Date"). On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the Redemption Date. The total redemption amount of the Preferred Shares as of the Redemption Date if the Preferred Shares are not converted is expected to be $6.7 million. The timing and amount of cash, if any, to be paid by the Redemption Date will be based upon the extent, if at all, that the Company exercises its right to redeem any Preferred Shares prior to the Redemption Date or the holders of the Preferred Shares exercise their option to convert any of the Preferred Shares to common shares.
Refer to Note 21, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements for further information regarding the Preferred Shares.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 27, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements.

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

43

KINGSWAY FINANCIAL SERVICES INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingsway Financial Services Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The Company's revenue from contracts with customers (ASC 606) relates to extended warranty service fee and commission income, which is comprised of multiple revenue streams including: vehicle service agreement fees, guaranteed asset protection commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, and homebuilder warranty commissions. Many of the Company's contracts include revenue which is generated from contracts with multiple performance obligations. Accordingly, the application of revenue recognition policies requires the Company to exercise significant judgement in the following areas:

•Determination of whether individual services are promises which are considered distinct performance obligations.
•Assessing whether the Company is a principal or an agent in providing services to the ultimate customer in the contract.
•Assessing variable consideration attributable to each contract and the related estimates of variable consideration which are significant in vehicle service contracts based on refund rights provided to the customer under vehicle service contracts and related business practices.
•Determining stand-alone selling prices for each distinct service and allocation to each individual performance obligation on a relative selling price basis.
•Determining the timing of when revenue is recognized for separate performance obligations and whether the performance is deemed to occur over time or at a point in time.
•For performance obligations satisfied over time, the selection of an appropriate methodology which best depicts the transfer of services to the customer under the contract.

KINGSWAY FINANCIAL SERVICES INC.

For these reasons, we identified revenue recognition as a critical audit matter.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following, among other procedures:

•We obtained an understanding of the processes and internal controls related to each significant revenue generating activity within scope of ASC 606.
•We evaluated the Company's application of the portfolio approach to individual groups of contracts to ensure the application was in compliance with ASC 606.
•We tested the determination of individual performance obligations identified by management to ensure distinct performance obligations identified were consistent with the underlying contracts. We also tested whether all distinct performance obligations within each contract were complete and reflected all material promises which are capable of being distinct.
•We evaluated and tested the key judgements applied by management, including:
◦Assessing whether the Company is deemed to be the principal or an agent in delivering services to the customer. We evaluated the key factors to determine whether the Company is responsible for fulfillment of each significant service provided to the customer.
◦Estimating variable consideration, primarily related to refund liabilities on vehicle service contracts, based on historical patterns and future expectations of customer refund requests. We tested the estimated amount of expected refunds including management’s assessment of refund rates on each significant type of warranty contract to assess the overall reasonableness of the refund liabilities.
◦Estimating stand-alone selling prices when multiple performance obligations exist within a contract, based on management’s internal estimates of cost plus an appropriate margin to support expected selling prices. We tested the related costs expected to be incurred in satisfying the delivery of services at contract commencement and those expected to be incurred over the life of the contract which are primarily associated with contract administration services. We also tested the relative selling price allocation of the contract price to each separate performance obligation.
◦Application of over time recognition patterns, including management’s estimates related to claims emergence patterns for each separate group of contracts which possess similar characteristics that faithfully represent the transfer of services to the customer. We tested contracts at the warranty company subsidiaries to determine the accuracy and consistency of claim emergence patterns.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2020.

Denver, CO

March 29, 2021

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $20,488 and $22,136, respectively)	$20,716	$22,195
Equity investments, at fair value (cost of $1,157 and $2,895, respectively)	444	2,421
Limited liability investments	3,692	3,841
Limited liability investments, at fair value	32,811	29,078
Investments in private companies, at adjusted cost	790	2,035
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	294	1,009
Short-term investments, at cost which approximates fair value	157	155
Total investments	69,566	71,396
Cash and cash equivalents	14,374	13,478
Restricted cash	30,571	12,183
Accrued investment income	757	562
Service fee receivable, net of allowance for doubtful accounts of $478 and $634, respectively	3,928	3,400
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	16,323	14,013
Deferred acquisition costs, net	8,835	8,604
Property and equipment, net of accumulated depreciation of $24,441 and $20,503, respectively	95,015	99,064
Right-of-use asset	2,960	3,327
Goodwill	121,130	82,104
Intangible assets, net of accumulated amortization of $15,433 and $13,142, respectively	84,133	86,424
Other assets	4,882	5,068
Total Assets	$452,474	$399,623
Liabilities and Shareholders' Equity

Liabilities:
Accrued expenses and other liabilities	$42,502	$26,993
Income taxes payable	2,859	2,758
Deferred service fees	87,945	56,252
Unpaid loss and loss adjustment expenses	1,449	1,774
Bank loans	25,303	9,240
Notes payable	192,057	194,634
Subordinated debt, at fair value	50,928	54,655
Lease liability	3,213	3,529
Net deferred income tax liabilities	27,555	29,015
Total Liabilities	433,811	378,850

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at December 31, 2020 and December 31, 2019, respectively; 182,876 and 222,876 issued and outstanding at December 31, 2020 and December 31, 2019, respectively; redemption amount of $6,658 and $7,696 at December 31, 2020 and December 31, 2019, respectively	6,504	6,819

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at December 31, 2020 and December 31, 2019, respectively; 22,211,069 and 21,866,959 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	355,242	354,101
Treasury stock, at cost; 247,450 and 247,450 outstanding at December 31, 2020 and December 31, 2019, respectively	(492)	(492)
Accumulated deficit	(394,807)	(388,082)
Accumulated other comprehensive income	38,059	35,347
Shareholders' equity attributable to common shareholders	(1,998)	874
Noncontrolling interests in consolidated subsidiaries	14,157	13,080
Total Shareholders' Equity	12,159	13,954
Total Liabilities, Class A preferred stock and Shareholders' Equity	$452,474	$399,623
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2020	2019
Revenues:
Service fee and commission revenue	$47,607	$46,111
Rental revenue	13,365	13,365
Other revenue	390	472
Total revenues	61,362	59,948
Operating expenses:
Claims authorized on vehicle service agreements	9,922	9,141
Loss and loss adjustment expenses	149	711
Commissions	5,530	4,477
Cost of services sold	2,692	4,701
General and administrative expenses	41,950	36,261
Leased real estate segment interest expense	5,950	6,066
Total operating expenses	66,193	61,357
Operating loss	(4,831)	(1,409)
Other revenues (expenses), net:
Net investment income	2,625	2,905
Net realized gains	580	796
Gain on change in fair value of equity investments	1,267	561
Gain on change in fair value of limited liability investments, at fair value	4,046	4,475
Net change in unrealized loss on private company investments	(744)	(324)
Other-than-temporary impairment loss	(117)	(75)
Non-operating other (expense) revenue	(58)	257
Interest expense not allocated to segments	(7,719)	(8,991)
Amortization of intangible assets	(2,291)	(2,548)
Gain on change in fair value of debt	1,173	1,052
Loss on extinguishment of debt, net	(468)	—
Equity in net income of investee	—	169
Total other expenses, net	(1,706)	(1,723)
Loss from continuing operations before income tax benefit	(6,537)	(3,132)
Income tax benefit	(1,115)	(363)
Loss from continuing operations	(5,422)	(2,769)
Gain (loss) on disposal of discontinued operations, net of taxes	6	(1,544)
Net loss	(5,416)	(4,313)
Less: Net income attributable to noncontrolling interests in consolidated subsidiaries	1,309	1,573
Less: Dividends on preferred stock	1,066	1,019
Net loss attributable to common shareholders	$(7,791)	$(6,905)
Loss per share - continuing operations:
Basic:	$(0.35)	$(0.25)
Diluted:	$(0.35)	$(0.25)
Earnings (loss) per share - discontinued operations:
Basic:	$—	$(0.07)
Diluted:	$—	$(0.07)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.35)	$(0.32)
Diluted:	$(0.35)	$(0.32)
Weighted average shares outstanding (in ‘000s):
Basic:	22,176	21,860
Diluted:	22,176	21,860

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2020	2019

Net loss	$(5,416)	$(4,313)
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	104	259
Reclassification adjustment for amounts included in net loss	64	(28)
Change in fair value of debt attributable to instrument-specific credit risk	2,555	(5,685)
Equity in other comprehensive income of limited liability investment	—	45
Other comprehensive income (loss)	2,723	(5,409)
Comprehensive loss	$(2,693)	$(9,722)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	1,320	1,585
Comprehensive loss attributable to common shareholders	$(4,013)	$(11,307)
(1) Net of income tax benefit of $0 and $0 in 2020 and 2019, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2018	21,787,728	$—	$353,890	$—	$(382,196)	$40,768	12,462	$11,796	24,258
Vesting of restricted stock awards, net of share settlements for tax withholdings	79,231	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(5,886)	—	(5,886)	1,573	(4,313)
Preferred stock dividends	—	—	(1,019)	—	—	—	(1,019)	—	(1,019)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(301)	(301)
Repurchase of common stock	—	—	—	(492)	—		(492)	—	(492)
Other comprehensive (loss) income	—	—	—	—	—	(5,421)	(5,421)	12	(5,409)
Stock-based compensation, net of forfeitures	—	—	1,230	—	—	—	1,230	—	1,230
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(6,725)	—	(6,725)	1,309	(5,416)
Preferred stock dividends	—	—	(1,066)	—	—	—	(1,066)	—	(1,066)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(243)	(243)
Other comprehensive income	—	—	—	—	—	2,712	2,712	11	2,723
Stock-based compensation, net of forfeitures	—	—	826	—	—	—	826	—	826
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities:
Net loss	$(5,416)	$(4,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on disposal of discontinued operations, net of taxes	(6)	1,544
Equity in net income in investee	—	(169)
Equity in net income of limited liability investments	(30)	(36)
Depreciation and amortization expense	6,728	6,917
Stock based compensation expense, net of forfeitures	826	1,230
Net realized gains	(580)	(796)
Gain on change in fair value of equity investments	(1,267)	(561)
Gain on change in fair value of limited liability investments, at fair value	(4,046)	(4,475)
Net change in unrealized loss on private company investments	744	324
Gain on change in fair value of debt	(1,173)	(1,052)
Deferred income taxes, adjusted for PWI and Geminus liabilities assumed	(1,001)	(785)
Other-than-temporary impairment loss	117	75
Amortization of fixed maturities premiums and discounts	140	8
Amortization of note payable premium	(888)	(915)
Loss on extinguishment of debt, net	468	—
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for PWI and Geminus assets acquired	931	547
Other receivables, net, adjusted for PWI and Geminus assets acquired	438	(4,478)
Deferred acquisition costs, net	(231)	(1,700)
Unpaid loss and loss adjustment expense	(325)	(299)
Deferred service fees, adjusted for PWI and Geminus liabilities assumed	(2,333)	(1,442)
Other, net, adjusted for PWI and Geminus assets acquired and liabilities assumed	8,576	9,617
Net cash provided by (used in) operating activities	1,672	(759)
Investing activities:
Proceeds from sales and maturities of fixed maturities	14,168	12,742
Proceeds from sales of equity investments	3,249	1,355
Purchases of fixed maturities	(12,560)	(18,075)
Net proceeds from limited liability investments	179	355
Net proceeds from (purchases of) limited liability investments, at fair value	787	(118)
Net proceeds from investments in private companies	719	824
Net proceeds from other investments	390	1,121
Net (purchases of) proceeds from short-term investments	(4)	49
Proceeds from sale of investee	—	395
Acquisition of business, net of cash acquired	(2,706)	(4,902)
Net disposals of property and equipment, adjusted for PWI and Geminus assets acquired	(213)	(212)
Net cash provided by (used in) investing activities	4,009	(6,466)
Financing activities:
Contributions from noncontolling interest holders	(243)	—
Taxes paid related to net share settlements of restricted stock awards	(83)	(89)
Principal proceeds from bank loans, net of debt issuance costs of $403 and $981 in 2020 and 2019, respectively	25,297	9,019
Principal payments on bank loans	(10,062)	(3,855)
Principal proceeds from notes payable	2,858	—
Principal payments on notes payable	(4,164)	(3,767)
Net cash provided by financing activities	13,603	1,308
Net increase (decrease) in cash and cash equivalents and restricted cash	19,284	(5,917)
Cash and cash equivalents and restricted cash at beginning of period	25,661	31,578
Cash and cash equivalents and restricted cash at end of period	$44,945	$25,661

KINGSWAY FINANCIAL SERVICES INC.

	Years ended December 31,
	2020	2019
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$7,816	$8,481
Income taxes	$81	$138
Non-cash investing and financing activities:
Treasury stock acquired as partial consideration for the sale of ICL common stock	$—	$(492)
Conversion of redeemable Class A preferred stock to common stock	$250	$—
Equity investments in Limbach received in connection with the liquidation of 1347 Investors	$—	$1,725
Accrued dividends on Class A preferred stock issued	$343	$246

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Principles of consolidation:
The accompanying information in the 2020 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
The accompanying consolidated financial statements include the accounts of Kingsway and its majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
In addition, the Company evaluates its relationships or investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of a variable interest entity ("VIE") under the Variable Interest Model prescribed by the Financial Accounting Standards Board ("FASB").
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
value of the consideration received and the carrying value of a subsidiary that has been disposed is recognized in the consolidated statements of operations. All intercompany balances and transactions are eliminated in full.
The consolidated financial statements are prepared as of December 31, 2020 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.
The Company's subsidiaries Argo Holdings Fund I, LLC ("Argo Holdings"), Flower Portfolio 001, LLC ("Flower") and Net Lease Investment Grade Portfolio LLC ("Net Lease") meet the definition of an investment company and follow the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.
Noncontrolling interests
The Company has noncontrolling interests attributable to certain of its subsidiaries. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary. A noncontrolling interest is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (losses) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.
(b)Use of estimates:
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
The critical accounting estimates and assumptions in the accompanying consolidated financial statements include, but are not limited to, the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for stock-based compensation liabilities; and revenue recognition.
(c)Foreign currency translation:
Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at period-end exchange rates, while revenue and expenses are translated at average monthly rates and shareholders' equity is translated at the rates in effect at dates of capital transactions. The net unrealized gains or losses which result from the translation of non-U.S. subsidiaries financial statements are recognized in accumulated other comprehensive income. Such currency translation gains or losses are recognized in the consolidated statements of operations upon the sale of a foreign subsidiary. Foreign currency translation adjustments are included in shareholders' equity under the caption accumulated other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in currencies other than the entity's functional currency are reflected in non-operating other (expense) revenue in the consolidated statements of operations.
(d)Business combinations:
The acquisition method of accounting is used to account for acquisitions of subsidiaries or other businesses. The results of acquired subsidiaries or other businesses are included in the consolidated statements of operations from the date of acquisition. The cost of an acquisition is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquisition over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interests in the net assets of consolidated entities are reported separately in shareholders' equity and initially measured at fair value.
(e)Investments:

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
Investments in fixed maturities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are reclassified to the consolidated statements of operations.
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
Limited liability investments, at fair value are accounted for at fair value with changes in fair value included in gain on change in fair value of limited liability investments, at fair value. The difference between the end of the reporting period of the limited liability investments, at fair value and that of the Company is no more than three months.
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
Other investments include collateral loans and are reported at their unpaid principal balance, which approximates fair value.
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
(f)Cash and cash equivalents:
Cash and cash equivalents include cash and investments with original maturities of no more than three months when purchased that are readily convertible into cash.
(g)Restricted cash:
Restricted cash represents certain cash and cash equivalent balances restricted as to withdrawal or use. The Company's restricted cash is comprised primarily of cash held for the payment of vehicle service agreement claims under the terms of certain contractual agreements, funds held in escrow, statutory deposits and amounts pledged to third-parties as deposits or to collateralize liabilities.
(h)Service fee receivable:
Service fee receivable includes balances due and uncollected from customers. Service fee receivable is reported net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is determined based on periodic evaluations of aged receivables, historical business data, management’s experience and current economic conditions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
(i)Deferred acquisition costs, net:
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
(j)Property and equipment:
Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be forty years for buildings; five to fifty years for site improvements; three to ten years for leasehold improvements; four to ten years for furniture and equipment; and three years for computer hardware.
(k)Goodwill and intangible assets:
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
(l)Unpaid loss and loss adjustment expenses:
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
(m)Debt:
Bank loans and notes payable are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense not allocated to segments in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in loss on extinguishment of debt, net.
The Company's subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income (loss).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
(n)Income taxes:
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
(o)Leases:
Effective January 1, 2019 the Company records a right of use asset and lease liability for all leases in which the estimated term exceeds twelve months. The Company treats contracts as a lease when the contract: (1) conveys the right to use a physically distinct property or equipment asset for a period of time in exchange for consideration, (2) the Company directs the use of the asset and (3) the Company obtains substantially all the economic benefits of the asset. Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases are office leases, the Company is unable to determine an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company includes options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company determines lease classification at commencement date. Leases not classified as sales-type (lessor) or financing leases (lessor and lessee) are classified as operating leases. The primary accounting criteria the Company uses that results in operating lease classification are: (a) the lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease does not grant the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold in addition to other qualitative factors, the lease term is not for a major part of the remaining economic life of the underlying asset, (d) using a ninety percent or more threshold in addition to other qualitative factors, the present value of the sum of the lease payments and residual value guarantee from the lessee, if any, does not equal or substantially exceed the fair value of the underlying asset.
As an accounting policy, the Company has elected not to apply the recognition requirements in ASC 842 to short-term leases (generally those with terms of twelve months or less). Instead, the Company recognizes the lease payments as expense on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred.
Rental income from operating leases in which the Company is the lessor is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental income recognized in excess of amounts contractually due and collected pursuant to the underlying lease is recorded in other receivables in the consolidated balance sheets.

Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization. Below market lease liabilities recorded in connection with the acquisition method of accounting are amortized on a straight-line basis over the remaining term of the lease, as determined at the acquisition date, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Amortization of below market lease liabilities is included as an adjustment to rental revenue in the consolidated statements of operations.

(p)Revenue recognition:
Service fee and commission revenue and deferred service fees
Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or on terms subject to the Company’s customary credit reviews.
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
In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 9% to 13% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.
GAP commissions include commissions from the sale of GAP products. The Company acts as an agent on behalf of the third-party insurance company that underwrites and guaranties these GAP contracts. The Company receives a single commission fee as its transaction price at the time it sells a GAP contract to a customer. Each GAP contract contains two separate performance obligations - sale of a GAP contract and GAP claims administration. The first performance obligation is related to the sale of a GAP contract and is satisfied upon closing the sale. The second performance obligation is related to the administration of claims during the GAP contract period. The amount of revenue the Company recognizes is based the costs to provide services during the GAP contract period, including an appropriate estimate of profit margin.
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
Homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. The Company receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services.
Standalone selling prices are not directly observable in the contract for each of the separate home warranty performance obligations. As a result, the Company has applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.
For the model related to the warranty administrative services performance obligation, the Company makes judgments about which of its actual costs are associated with enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. For the model related to the other warranty services performance obligation, the Company makes judgments about which of its actual costs are associated with activities, such as answering builder or homeowner questions regarding the home warranty and dispute resolution services, which are performed over the life of the warranty coverage period. The relative percentage of expected costs plus a margin associated with the warranty administrative services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the warranty administrative services performance obligation, which the Company recognizes as earned at the time the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
home is enrolled and the warranty product is delivered. The relative percentage of expected costs plus a margin associated with the other warranty services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the other warranty services performance obligation, which the Company recognizes as earned as services are performed over the warranty coverage period.
For the other warranty services performance obligation, the Company applies an input method of measurement, based on the expected costs plus a margin of providing services, to determine the transfer of its services over the warranty coverage period. The Company uses historical data regarding the number of calls it receives and activities performed, in addition to the number of homes enrolled, to estimate the number of complaints and dispute resolution requests to be received by year until coverage expires, which allows the Company to develop a revenue recognition pattern that it believes provides a faithful depiction of the transfer of services over time for the other warranty services performance obligation.
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
(q)Stock-based compensation:
The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees. Expense is recognized on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. For awards with a graded vesting schedule, expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards subject to a performance condition, expense is recognized when the performance condition has been satisfied or is probable of being satisfied. Forfeitures are recognized in the period that the award is forfeited.
(r)Fair value of financial instruments:
The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability and stock-based compensation liabilities are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
(s)Holding company liquidity:
The Company's Extended Warranty subsidiaries fund their obligations primarily through service fee and commission revenue. The Company's Leased Real Estate subsidiary funds its obligations through rental revenue. The Company's insurance subsidiaries fund their obligations primarily through available cash and cash equivalents.
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
Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. However, as more fully described in Note 27, "Commitments and Contingent Liabilities," the holding company is now expected to receive 20% of the

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments), as well as a one-time priority payment of $1.5 million.
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc. ("KAI"), was $1.1 million (approximately two to three months of operating cash outflows) and $2.3 million at December 31, 2020 and December 31, 2019, respectively. The amount as of December 31, 2020 excludes: a $1.3 million distribution received from the Extended Warranty segment in January 2021; the cash expected to be received from the Leased Real Estate segment; and future actions available to the holding company that could be taken to increase liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $14.4 million and $13.5 million reported at December 31, 2020 and December 31, 2019, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation ("Kingsway Re") and the Company’s Extended Warranty and Leased Real Estate segments.
As of December 31, 2020, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. Any outstanding Preferred Shares would be required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million (assuming all current outstanding Preferred Shares would be redeemed), if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $14.1 million at December 31, 2020, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If, as of April 1, 2021, the Company was required to pay both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient liquidity and legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest estimated to be $14.9 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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
(t)COVID-19:
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this 2020 Annual Report. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.
NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. The adoption of ASU 2017-04 did not have an impact on the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements as the Company does not have any designated hedging relationships. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). ASU 2020-01 is effective for annual and interim reporting periods beginning after December 15, 2020. The Company is

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
currently evaluating ASU 2020-01 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
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

NOTE 4 ACQUISITIONS
(a)    PWI Holdings, Inc.
On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI Holdings, Inc. for cash consideration of $24.4 million. The final purchase price is subject to a working capital true-up that will be finalized in 2021. PWI Holdings, Inc., through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd. (collectively, "PWI"), markets, sells and administers vehicle service agreements in all fifty states, primarily through a network of automobile dealer partners. As further discussed in Note 24, "Segmented Information," PWI is included in the Extended Warranty segment. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
The Company has not completed its purchase price allocation associated with the acquisition of PWI due to the timing of the acquisition occurring in December and intends to finalize during 2021 its purchase price allocation fair value analysis of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed are recorded in the consolidated financial statements at their estimated fair values before recognition of any identifiable intangible assets or other fair value adjustments with the excess purchase price all being provisionally allocated to goodwill. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed are expected to change from the estimates included in these consolidated financial statements. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names, as well as to record a net deferred income tax liability and a reduction in deferred service fees. Any such adjustments would be made against the preliminary goodwill amount shown in the table below. The goodwill is not deductible for tax purposes. To the extent PWI records a net deferred income tax liability, the Company may be able to release a portion of its deferred income tax valuation allowance in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table summarizes the estimated allocation of the PWI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
December 1, 2020
Cash and cash equivalents	$90
Restricted cash	21,578
Service fee receivable	1,459
Other receivables	2,748
Income taxes recoverable	60
Property and equipment, net	175
Right-of-use asset	254
Goodwill	39,026
Other assets	1,320
Total assets	$66,710

Accrued expenses and other liabilities	$8,055
Lease liability	255
Deferred service fees	34,026
Total liabilities	$42,336

Purchase price	$24,374
The consolidated statements of operations include the earnings of PWI from the date of acquisition. From the date of acquisition through December 31, 2020, PWI earned revenue of $2.5 million and net income of $0.7 million.

(b)    Geminus Holdings Company, Inc.
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
As further discussed in Note 24, "Segmented Information," Geminus is included in the Extended Warranty segment. Geminus is a specialty, full-service provider of vehicle service agreements and other finance and insurance products to used car buyers around the country. Geminus, headquartered in Wilkes-Barre, Pennsylvania, has been creating, marketing and administering these products on high-mileage used cars through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"), since 1988. Penn and Prime distribute these products via independent used car dealerships and franchised car dealerships, respectively. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table summarizes the estimated fair values of the Geminus assets acquired and liabilities assumed at the date of acquisition:

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
The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2020 and December 31, 2019 as if PWI and Geminus had been acquired on January 1 of the year prior to the acquisitions. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Geminus, interest expense and the amortization of debt issuance costs and discount associated with the related financing obtained in connection with the PWI acquisition (see Note 14, "Debt"), tax related adjustments and acquisition-related expenses. Purchase accounting adjustments related to the acquisition of PWI have not been included in the pro forma information below, pending the finalization of the fair value analysis of the assets acquired and liabilities assumed.

(in thousands, except per share data)	Year ended December 31,
	2020	2019
Revenues	$89,121	$93,431
Loss from continuing operations attributable to common shareholders	$(3,999)	$(6,718)
Basic loss per share - continuing operations	$(0.18)	$(0.31)
Diluted loss per share - continuing operations	$(0.18)	$(0.31)
During the years ended December 31, 2020 and December 31, 2019, the Company incurred acquisition-related expenses of $0.4 million and $0.5 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
NOTE 5 DISCONTINUED OPERATIONS
Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company:
On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. The Company recognized a gain on disposal of Mendota of less than $0.1 million for the year ended December 31, 2020 and a loss on disposal of $1.5 million for the year ended December 31, 2019.
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
There was no maximum obligation to the Company with respect to the specified claims. During the first quarter of 2019, Mendota settled one of the two specified claims for $0.5 million, resulting in no loss to the Company. During the fourth quarter of 2019, Mendota notified the Company that Mendota had entered into an agreement to settle the remaining specified claim for $1.6 million. Net of expenses, the Company recorded a gain of less than $0.1 million for the year ended December 31, 2020 and a loss of $1.5 million for the year ended December 31, 2019, related to the settlement of the remaining specified claims, which is reported as gain (loss) on disposal of discontinued operations in the consolidated statements of operations. The $1.6 million settlement was funded from the $5.0 million escrow account, and the $3.4 million remaining in the escrow account was released to the Company during the first quarter of 2020 consistent with the terms of the escrow agreement.
NOTE 6 VARIABLE INTEREST ENTITIES
(a) Consolidated VIEs
Argo Holdings Fund I, LLC:
The Company held a 43.4% investment in Argo Holdings at December 31, 2020 and December 31, 2019. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2020 and December 31, 2019.

Net Lease Investment Grade Portfolio, LLC:
The Company held a 71.0% investment in Net Lease at December 31, 2020 and December 31, 2019. Net Lease holds three commercial properties under triple net leases. The properties are encumbered by mortgage loans.  Net Lease is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allows the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company is the primary beneficiary of Net Lease and consolidated Net Lease at December 31, 2020 and December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2020 and December 31, 2019:

(in thousands)	December 31,
	2020	2019
Assets
Limited liability investments, at fair value	$32,811	$29,078
Cash and cash equivalents	538	311
Accrued investment income	454	244
Total Assets	33,803	29,633
Liabilities
Accrued expenses and other liabilities	352	347
Notes payable	9,000	9,000
Total Liabilities	$9,352	$9,347

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments to its consolidated VIEs. At December 31, 2020 and December 31, 2019, the Company had no unfunded commitments. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the primary beneficiary of these VIEs.

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
The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2020 and December 31, 2019, the Company had no unfunded commitments to its non-consolidated VIEs.
The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2020 and December 31, 2019:

(in thousands)	December 31,
	2020		2019
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs	$2,940	$2,940	$3,116	$3,116
The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2020 and December 31, 2019:

(in thousands)	December 31,
	2020		2019
	Carrying Value	Percent of total	Carrying Value	Percent of total
Investments in non-consolidated VIEs:
Real estate related	$1,610	54.8%	$1,654	53.1%
Non-real estate related	1,330	45.2%	1,462	46.9%
Total investments in non-consolidated VIEs	$2,940	100.0%	$3,116	100.0%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2020 and December 31, 2019. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2020	2019
Assets	$325,215	$379,994
Liabilities	$307,464	$354,468
Equity	$23,930	$25,526

(in thousands)	December 31,
	2020	2019
Net income	$27,419	$5,027
NOTE 7 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at December 31, 2020 and December 31, 2019 are summarized in the tables shown below:

(in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,999	$105	$—	$10,104
States, municipalities and political subdivisions	1,447	7	—	1,454
Mortgage-backed	5,334	66	6	5,394
Corporate	3,708	56	—	3,764
Total fixed maturities	$20,488	$234	$6	$20,716

(in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,246	$74	$4	$13,316
States, municipalities and political subdivisions	601	—	1	600
Mortgage-backed	2,951	2	14	2,939
Corporate	5,338	8	6	5,340
Total fixed maturities	$22,136	$84	$25	$22,195

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The table below summarizes the Company's fixed maturities at December 31, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,192	$4,218
Due after one year through five years	14,736	14,921
Due after five years through ten years	346	358
Due after ten years	1,214	1,219
Total	$20,488	$20,716

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of December 31, 2020 and December 31, 2019. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	834	6	—	—	834	6
Total fixed maturities	$1,345	$6	$—	$—	$1,345	$6

(in thousands)					December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$305	$—	$1,002	$4	$1,307	$4
States, municipalities and political subdivisions	—	—	453	1	453	1
Mortgage-backed	1,063	1	1,271	13	2,334	14
Corporate	2,495	4	526	2	3,021	6
Total fixed maturities	$3,863	$5	$3,252	$20	$7,115	$25
There are approximately five and 48 individual available-for-sale investments that were in unrealized loss positions as of December 31, 2020 and December 31, 2019, respectively.
The establishment of an other-than-temporary impairment on an available-for-sale investment or limited liability investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. Refer to "Significant Accounting Policies and Critical Estimates" section of Management's Discussion & Analysis for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to:
•Other investments of $0.1 million and zero for the years ended December 31, 2020 and December 31, 2019, respectively; and
•Limited liability investments of zero and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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
As of December 31, 2020 and December 31, 2019, the carrying value of limited liability investments totaled $3.7 million and $3.8 million, respectively. At December 31, 2020, the Company has no unfunded commitments related to limited liability investments.
Limited liability investments, at fair value represents the underlying investments of Net Lease and Argo Holdings. Prior to the fourth quarter of 2019, limited liability investments, at fair value included the Company's investment in 1347 Investors LLC ("1347 Investors").
The fair value of the Company's investment in 1347 Investors was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach Holdings, Inc. ("Limbach") common stock. During the fourth quarter of 2019, the Company’s investment in 1347 Investors was dissolved, which resulted in the Company holding shares of Limbach common stock directly. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million, resulting in the Company recording a realized gain of $1.5 million for the year ended December 31, 2020.
The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease reported an increase in the fair value of its underlying investments of $2.4 million during their third quarter of 2020. As a result of the three-month lag, the Company reported this as a gain on change in fair value of limited liability investments, at fair value during the fourth quarter of 2020. The increase in fair value is primarily attributable to the sale of one of the three Net Lease investment properties for $40.1 million, which closed on October 30, 2020. Given the proximity of the sale to September 30, 2020, the Company believes that the ultimate selling price is the best indication of value as of September 30, 2020.
As of December 31, 2020 and December 31, 2019, the carrying value of the Company's limited liability investments, at fair value was $32.8 million and $29.1 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At December 31, 2020, the Company has no unfunded commitments related to limited liability investments, at fair value.
As of December 31, 2020 and December 31, 2019, the carrying value of the Company's investments in private companies totaled $0.8 million and $2.0 million, respectively. For the years ended December 31, 2020 and December 31, 2019, the Company recorded adjustments of zero and $0.2 million, respectively, to decrease the fair value of certain investments in private companies for observable price changes, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company recorded impairments related to investments in private companies of $0.7 million and $0.2 million for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the year ended December 31, 2020 are a result of the impact of COVID-19 on the investments' underlying business.
The Company previously had issued promissory notes (the "Notes") to five former employees (the "Debtors"), which were recorded as other investments in the consolidated balance sheets. During the third and fourth quarters of 2020, the Company

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
agreed to accept partial payment from the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the year ended December 31, 2020, which is included in net realized gains in the consolidated statements of operations. During the year ended December 31, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining principal amount outstanding on the Notes was zero as of December 31, 2020.
Net investment income for the years ended December 31, 2020 and December 31, 2019, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2020	2019
Investment income
Interest from fixed maturities	$310	$484
Dividends	153	263
Income from limited liability investments	30	36
Income from limited liability investments, at fair value	937	885
Income from real estate investments	800	800
Other	461	506
Gross investment income	2,691	2,974
Investment expenses	(66)	(69)
Net investment income	$2,625	$2,905
Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the years ended December 31, 2020 and December 31, 2019 is comprised as follows:

(in thousands)	Years ended December 31,
	2020	2019
Gross realized gains	$806	$1,399
Gross realized losses	(226)	(603)
Net realized gains	$580	$796

Gain on change in fair value of equity investments for the years ended December 31, 2020 and December 31, 2019 is comprised as follows:

(in thousands)	Years ended December 31,
	2020	2019
Net gain (losses) recognized on equity investments sold during the period	$1,506	$(156)
Change in unrealized (losses) gains on equity investments held at end of the period	(239)	717
Gain on change in fair value of equity investments	$1,267	$561
Impact of COVID-19 on Investments
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
During the fourth quarter of 2019, the Company sold its investment in the common stock of ICL in two separate transactions:
•On October 9, 2019, the Company executed an agreement to sell 1,974,113 shares of ICL common stock, at a price of C$0.35 per share, for cash proceeds totaling C$0.7 million. The Company recognized a gain of $0.1 million on this

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
transaction, which is included in equity in net income of investee in the consolidated statements of operations. As a result of this transaction, the Company's ownership percentage in ICL was reduced to 13.8%. As a result of this change in ownership, the Company determined that its investment in the common stock of ICL no longer qualified for the equity method of accounting and reclassified this investment to equity investments.
•On October 31, 2019, the Company executed an agreement with its former Chief Executive Officer to sell its remaining 3,011,447 shares of ICL common stock, at a price of C$0.35 per share, for consideration totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. The Company recognized a loss of less than $0.1 million on this transaction, which is included in gain on change in fair value of equity investments in the consolidated statements of operations. See Note 26(b), "Related Parties," for more information.

The Company reported equity in net income of investee of $0.2 million for the year ended December 31, 2019, which includes the $0.1 million gain on sale and $0.1 million of equity in net income of investee.
NOTE 9 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred related to successful efforts to acquire vehicle service agreements and are amortized over the period in which the related revenues are earned.

The components of deferred acquisition costs and the related amortization expense for the years ended December 31, 2020 and December 31, 2019 are comprised as follows:

(in thousands)	Years ended December 31,
	2020	2019
Balance at January 1, net	$8,604	$6,904
Additions	4,896	5,854
Amortization	(4,665)	(4,154)
Balance at December 31, net	$8,835	$8,604
NOTE 10 GOODWILL
The following table summarizes goodwill activity for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Extended Warranty		Leased Real Estate	Corporate	Total
Balance, December 31, 2018	$12,944		$60,983	$732	$74,659
Acquisition	7,445		—	—	7,445
Balance, December 31, 2019	20,389	20389	60,983	732	82,104
Acquisition	39,026		—	—	39,026
Balance, December 31, 2020	$59,415		$60,983	$732	$121,130
As further discussed in Note 4, "Acquisitions," the Company recorded goodwill of $39.0 million related to the acquisition of PWI on December 1, 2020 which is provisional and subject to adjustment. The Company intends to finalize during 2021 its fair value analysis of the assets acquired and liabilities assumed as part of the acquisition of PWI. The estimates, allocations and calculations recorded at December 31, 2020 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names, as well as to record a reduction in deferred service fees. Any such adjustments would be made against the preliminary goodwill amount shown in the table below.
As further discussed in Note 4, "Acquisitions," the Company recorded goodwill of $7.4 million related to the acquisition of Geminus on March 1, 2019.
Goodwill is assessed for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at December 31, 2020 and December 31, 2019. Based on the assessment performed, no goodwill impairments were recognized in 2020 and 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.
For Leased Real Estate, the Company models a hypothetical sale of the underlying asset in order to arrive at fair value, which, due to the unique nature of Leased Real Estate, the Company views as a technique consistent with the objective of measuring fair value. The Company believes that its estimates of future cash flows and discount rates are reasonable; however, the amount by which the fair value exceeds the carrying value of the reporting unit has declined significantly primarily as a result of the CMC settlement agreement discussed in Note 27, "Commitments and Contingent Liabilities". The estimated fair value of Leased Real Estate is highly sensitive to discount rates applied and changes in the underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future sales proceeds and timing of such proceeds could also have a significant impact on the fair value.
NOTE 11 INTANGIBLE ASSETS
Intangible assets at December 31, 2020 and December 31, 2019 are comprised as follows:

(in thousands)		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$3,997	$921
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,305	5,341
In-place lease	1,125	281	844
Non-compete	266	170	96
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,433	$84,133

(in thousands)		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Database	$4,918	$3,505	$1,413
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	5,622	7,024
In-place lease	1,125	218	907
Non-compete	266	117	149
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	1,290
Total	$99,566	$13,142	$86,424
As further discussed in Note 4, "Acquisitions," during the first quarter of 2019, the Company recorded $5.7 million of separately identifiable intangible assets, related to acquired customer relationships and trade names, as part of the acquisition of Geminus. The customer relationships intangible asset of $3.7 million is being amortized over ten years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible assets of $2.0 million are deemed to have indefinite useful lives and are not amortized.
The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
useful lives, which range from 5 to 18 years. Amortization of intangible assets was $2.3 million and $2.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. The estimated aggregate future amortization expense of all intangible assets is $2.0 million for 2021, $1.6 million for 2022, $0.9 million for 2023, $0.7 million for 2024 and $0.5 million for 2025.
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2020 or 2019.
As further discussed in Note 4, "Acquisitions," the Company acquired PWI on December 1, 2020 and intends to finalize the fair value analysis of the assets acquired and liabilities assumed during 2021. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names.
NOTE 12 PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2020 and December 31, 2019 are comprised as follows:

(in thousands)		December 31, 2020
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	18,428	72,880
Buildings	580	65	515
Leasehold improvements	296	125	171
Furniture and equipment	1,223	1,074	149
Computer hardware	4,929	4,749	180
Total	$119,456	$24,441	$95,015

(in thousands)		December 31, 2019
	Total Property and Equipment
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	14,295	77,013
Buildings	580	50	530
Leasehold improvements	156	109	47
Furniture and equipment	1,121	1,010	111
Computer hardware	5,282	5,039	243
Total	$119,567	$20,503	$99,064

For each of the years ended December 31, 2020 and December 31, 2019, depreciation expense on property and equipment of $4.4 million is included in general and administrative expenses in the consolidated statements of operations.
NOTE 13 UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES
The process for establishing the provision for unpaid loss and loss adjustment expenses reflects the uncertainties and significant judgmental factors inherent in predicting future results of both reported and incurred but not reported claims. The Company's evaluation of the adequacy of unpaid loss and loss adjustment expenses includes a re-estimation of the liability for unpaid loss and loss adjustment expenses relating to each preceding financial year compared to the liability that was previously established.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The results of this comparison and the changes in the provision for unpaid loss and loss adjustment expenses as of December 31, 2020 and December 31, 2019 were as follows:

(in thousands)		December 31,
	2020	2019
Balance at beginning of period, gross	$1,774	$2,073
Less reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at beginning of period, net	1,774	2,073
Incurred related to:
Current year	—	—
Prior years	149	711
Paid related to:
Current year	—	—
Prior years	(474)	(1,010)
Balance at end of period, net	1,449	1,774
Plus reinsurance recoverable related to unpaid loss and loss adjustment expenses	—	—
Balance at end of period, gross	$1,449	$1,774
The Company reported unfavorable development on unpaid loss and loss adjustment expenses of $0.1 million and $0.7 million in 2020 and 2019, respectively, related to an increase in loss adjustment expenses at Amigo. During the second quarter of 2019, the Company agreed to settle three related open Amigo claims for an amount in excess of the provision for unpaid loss and loss adjustment expenses carried by the Company for these three open claims. During the year ended December 31, 2019, the Company incurred a loss of approximately $0.8 million related to the settlement of these claims. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
The following tables contain information about incurred and paid loss and loss adjustment expenses development as of and for the year December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported unpaid loss and loss adjustment expenses included within the net incurred losses and allocated loss adjustment expenses amounts. The information about incurred and paid loss and loss adjustment expenses development for the years ended December 31, 2011 through 2019, and the average annual percentage payout of incurred claims by age as of December 31, 2020, is presented as supplementary information.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2011	29,034	29,458	28,744	28,094	27,865	27,613	27,597	27,851	27,830	27,942	93	—
2012		13,736	13,536	13,273	12,926	12,815	12,720	13,037	13,101	13,016	128	—
2013			6,456	6,434	5,474	4,488	4,617	4,654	4,645	4,616	15	—
2014				—	—	—	—	—	—	—	—	—
2015					—	—	—	—	4	3	—	—
2016						—	—	—	—	—	—	—
2017							—	—	—	—	—	—
2018								—	—	—	—	—
2019									—	—	—	—
2020										—	—	—

Total										45,577

Non-standard automobile insurance - Private passenger auto liability
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020

2011	18,456	25,296	26,599	27,023	27,378	27,431	27,479	27,677	27,732	27,848
2012		7,060	11,724	12,284	12,530	12,618	12,635	12,738	12,813	12,889
2013			3,575	4,277	4,437	4,496	4,562	4,571	4,598	4,601
2014				—	—	—	—	—	—	—
2015					—	—	—	—	3	3
2016						—	—	—	—	—
2017							—	—	—	—
2018								—	—	—
2019									—	—
2020										—

									Total	45,341

Liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses prior to 2011, net of reinsurance										1

Total liabilities for non-standard automobile-private passenger auto liability unpaid loss and allocated loss adjustment expenses, net of reinsurance										237

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2011	4,366	3,247	3,241	3,263	3,262	3,260	3,269	3,261	3,261	3,261	—	—
2012		1,755	1,920	1,990	2,015	2,007	2,018	1,908	1,908	1,908	—	—
2013			1,085	996	1,001	999	1,003	988	988	988	—	—
2014				—	—	—	—	—	—	—	—	—
2015					—	—	—	—	—	—	—	—
2016						—	—	—	—	—	—	—
2017							—	—	—	—	—	—
2018								—	—	—	—	—
2019									—	—	—	—
2020										—	—	—

Total										6,157

Non-standard automobile insurance - Auto physical damage
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020

2011	2,971	3,268	3,270	3,270	3,266	3,267	3,269	3,261	3,261	3,261
2012		1,783	1,951	2,006	2,016	2,017	2,018	1,908	1,908	1,908
2013			1,050	1,015	1,001	1,002	1,002	988	988	988
2014				—	—	—	—	—	—	—
2015					—	—	—	—	—	—
2016						—	—	—	—	—
2017							—	—	—	—
2018								—	—	—
2019									—	—
2020										—

									Total	6,157

Liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses prior to 2011, net of reinsurance										—

Total liabilities for non-standard automobile-auto physical damage unpaid loss and allocated loss adjustment expenses, net of reinsurance										—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Commercial automobile
(in thousands)
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims

2011	8,521	9,784	8,990	8,752	8,791	8,812	8,816	8,901	8,767	8,767	—	—
2012		9,503	7,759	7,548	7,349	7,562	7,766	8,078	8,128	8,281	82	—
2013			597	477	489	350	364	316	284	284	—	—
2014				—	—	—	—	—	—	—	—	—
2015					—	—	—	—	—	—	—	—
2016						—	—	—	—	—	—	—
2017							—	—	—	—	—	—
2018								—	—	—	—	—
2019									—	—	—	—
2020										—	—	—

Total										17,332

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

Commercial automobile
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020

2011	5,005	7,926	8,326	8,533	8,638	8,747	8,765	8,767	8,767	8,767
2012		5,034	6,607	7,028	7,150	7,457	7,681	7,943	8,066	8,200
2013			299	352	358	358	358	284	284	284
2014				—	—	—	—	—	—	—
2015					—	—	—	—	—	—
2016						—	—	—	—	—
2017							—	—	—	—
2018								—	—	—
2019									—	—
2020										—

									Total	17,251

Liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses prior to 2011, net of reinsurance										5

	Total liabilities for commercial automobile unpaid loss and allocated loss adjustment expenses, net of reinsurance									86

The following table reconciles the unpaid loss and allocated loss adjustment expenses, net of reinsurance presented in the tables above to the unpaid loss and loss adjustment expenses reported in the consolidated balance sheets at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019

Liabilities for loss and allocated loss adjustment expenses, net of reinsurance
Non-standard automobile - private passenger auto liability	237	462
Commercial automobile	86	73
Other short-duration insurance lines	1,122	1,225
Liabilities for unpaid loss and allocated loss adjustment expenses, net of reinsurance	1,445	1,760

Total reinsurance recoverable on unpaid loss and loss adjustment expenses	—	—

Unallocated loss adjustment expenses	4	14

Total gross liability for unpaid loss and loss adjustment expenses	1,449	1,774

The following is supplementary information about average historical incurred loss duration as of December 31, 2020.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard automobile -private passenger auto liability	85.7%	13.0%	1.2%	0.1%	—%	—%	—%	—%	—%	—%
Commercial automobile	64.4%	29.9%	5.7%	—%	—%	—%	—%	—%	—%	—%

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
NOTE 14 DEBT
Debt consists of the following instruments at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020			December 31, 2019
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
PWSC Loan	$—	$—	$—	$437	$437	$435
2020 KWH Loan	25,700	25,303	25,893	—	—	—
2019 KWH Loan	—	—	—	9,625	8,803	11,820
Total bank loans	25,700	25,303	25,893	10,062	9,240	12,255
Notes payable:
Mortgage	166,106	173,696	194,158	169,818	178,297	182,265
Flower Note	6,885	6,885	7,863	7,337	7,337	8,071
Net Lease Note	9,000	9,000	9,054	9,000	9,000	9,396
PPP	2,476	2,476	2,476	—	—	—
Total notes payable	184,467	192,057	213,551	186,155	194,634	199,732
Subordinated debt	90,500	50,928	50,928	90,500	54,655	54,655
Total	$300,667	$268,288	$290,372	$286,717	$258,529	$266,642

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034
(a)          Bank loans:
In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to repay the KWH Loan, discussed below, in full. The 2020 KWH Loan has an annual interest rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") having a floor of 0.75%, plus 3.00%. At December 31, 2020, the interest rate was 3.75%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheet at December 31, 2020 at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The 2020 KWH Loan contains a number of covenants, including, but not limited to, a leverage ratio, a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the 2020 KWH Loan that, among other things, restrict KWH’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.
As part of the acquisition of Geminus on March 1, 2019, KWH borrowed a principal amount of $10.0 million from a bank at an annual interest rate equal to LIBOR having a floor of 2.00%, plus 9.25% (the "2019 KWH Loan"), using most of the proceeds to acquire Geminus. At December 31, 2019, the interest rate was 11.25%. As part of the 2019 KWH Loan, KWH also issued warrants (the "KWH Warrants") to the lender exercisable to purchase an aggregate 1.25% membership interest in KWH. The Company allocated $0.4 million of the 2019 KWH Loan proceeds to a liability, recorded as part of accrued expenses and other liabilities in the consolidated balance sheets, to reflect the estimated fair value of the KWH Warrants, as the warrants contain a put right exercisable by the holder. Changes in the estimated fair value of the KWH Warrants are recorded in the consolidated statements of operations. The Company also recorded as a discount to the carrying value of the 2019 KWH Loan issuance costs of $1.0 million specifically related to the 2019 KWH Loan. The 2019 KWH Loan is carried in the consolidated balance sheet at December 31, 2019 at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2019 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2019 KWH Loan was secured by certain of the equity interests and assets of KWH and its subsidiaries.
The 2019 KWH Loan was scheduled to mature on March 1, 2024; however the remaining principal was fully repaid on December 1, 2020. The Company incurred $0.9 million of costs related to the extinguishment of the 2019 KWH Loan, including the write-off of unamortized debt issuance costs, discount and early termination fees paid to the lender, which are recorded as loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2020. On December 1, 2020, the Company also repurchased the KWH Warrants for cash consideration of $0.3 million, which was equal to the fair value of the warrant liability.
As part of the acquisition of Professional Warranty Service Corporation ("PWSC") on October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank at a fixed interest rate of 5.0% (the "PWSC Loan"). The carrying value of the PWSC Loan represents its unpaid principal balance. The fair value of the PWSC Loan disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The PWSC Loan was scheduled to mature on October 12, 2022; however, the remaining principal was fully repaid on January 30, 2020.
(b)          Notes payable:
As part of the acquisition of CMC Industries, Inc. ("CMC") in July 2016, the Company assumed a mortgage, which is recorded as note payable in the consolidated balance sheets ("the Mortgage"). The Mortgage is nonrecourse indebtedness with respect to CMC and its subsidiaries, and the Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates. The Mortgage is collateralized by a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") and the assignment of leases and rents related to a long-term triple net lease agreement with an unrelated third-party. The Mortgage, which is recorded as note payable in the consolidated balance sheets, was recorded at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method. The fair value of the Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.
On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at December 31, 2020 of $6.9 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note requires monthly payments of interest and is secured by certain investments of Net Lease. The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties. The existing financing was replaced with three year non-recourse debt maturing November 1, 2023 with a fixed interest rate of 4.35%. Each of these transactions closed on October 30, 2020, however because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continues to report the $9.0 million mezzanine debt, which represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.
In April 2020, certain subsidiaries of the Company received loan proceeds under the Paycheck Protection Program ("PPP"), totaling $2.9 million with a stated annual interest rate of 1.00%. The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration (the "SBA"), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll costs (as defined for purposes of the PPP) of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, costs, rent and utilities, during the twenty-four week period following the borrower’s receipt of the loan and maintains its payroll levels and employee headcount. The amount of loan forgiveness will be reduced if the borrower reduces its employee headcount below its average employee headcount during a benchmark period or significantly reduces salaries for certain employees during the covered period.
The Company used the entire loan amount for qualifying expenses. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2.0 million. If the Company were to be audited and receive an adverse outcome in such an audit, it could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties.
On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans. The forgiveness included principal and interest of $0.4 million, which is included in loss on extinguishment of debt, net in the consolidated statements of operations for the year ended December 31, 2020. In January 2021, the SBA provided the Company with notices of forgiveness of the full amount of two of the remaining four loans. The forgiveness included total principal and interest of $1.4 million. The carrying value of the PPP at December 31, 2020 of $2.5 million represents its unpaid principal balance.
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
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 25, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income (loss). Of the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and December 31, 2020, $2.6 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.2 million is reported as gain on change in fair value of debt in the Company’s consolidated statements of operations. Of the $4.6 million increase in fair value of the Company’s subordinated debt between December 31, 2018 and December 31, 2019, $5.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss, partially offset by $1.1 million reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2020 and December 31, 2019, deferred interest payable of $14.1 million and $8.9 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.
NOTE 15 LEASES
(a)          Lessee leases:
The Company has operating leases for office space that include fixed base rent payments, as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company’s variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred. The Company includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. There are no residual value guarantees.
Operating lease costs and variable lease costs included in selling and administrative costs for the year ended December 31, 2020 were $0.9 million and less than $0.1 million, respectively.
The annual maturities of lease liabilities as of December 31, 2020 were as follows:

(in thousands)	Lease Commitments
2021	$979
2022	899
2023	624
2024	550
2025	381
2026 and thereafter	165
Total undiscounted lease payments	3,598
Imputed interest	385
Total lease liabilities	$3,213
The weighted-average remaining lease term for operating leases was 4.52 years as of December 31, 2020. The weighted average discount rate of operating leases was 5.28% as of December 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.7 million and $1.0 million for the years ended December 31, 2020 and December 31, 2019.
Supplemental non-cash information related to leases for the year ended December 31, 2020 includes right-of-use assets of $0.3 million acquired in exchange for $0.3 million of lease obligations.
(b)          Lessor leases:
The Company owns the Real Propert that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes amortization of below market lease liabilities of $0.1 million and $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024 and $0.1 million for 2025. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 12, "Property and Equipment".
Lease revenue related to operating leases was $13.4 million for each of the years ended December 31, 2020 and December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	December 31, 2020	December 31, 2019

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	$113,008	$113,008
Accumulation depreciation	(18,493)	(14,345)
Net property and equipment leased	$94,515	$98,663

As of December 31, 2020, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2021	$12,099
2022	12,371
2023	12,649
2024	12,934
2025	13,225
Thereafter	123,738

NOTE 16 REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers relates to Extended Warranty segment service fee and commission revenue. Service fee and commission revenue represents vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees and homebuilder warranty commissions based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or on terms subject to the Company’s customary credit reviews.
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Years ended December 31,
	2020	2019

Vehicle service agreement fees and GAP commissions - IWS, Geminus and PWI	$33,137	$29,097
Maintenance support service fees - Trinity	3,457	6,997
Warranty product commissions - Trinity	3,622	2,963
Homebuilder warranty service fees - PWSC	6,290	6,058
Homebuilder warranty commissions - PWSC	1,101	996
Service fee and commission revenue	$47,607	$46,111

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2020 and December 31, 2019 were $3.9 million and $3.4 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Deferred service fees were $87.9 million and $56.3 million at December 31, 2020 and December 31, 2019, respectively. The increase in deferred service fees during the year ended December 31, 2020 is primarily due to the deferred service fees acquired related to the acquisition of PWI of $34.0 million which was recorded at a provisional amount subject to finalization of the Company’s purchase price allocation, as further discussed in Note 4, "Acquisitions".
The Company expects to recognize within one year as service fee and commission revenue approximately 51.7% of the deferred service fees as of December 31, 2020. Approximately $23.5 million and $14.5 million of service fee and commission

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
revenue recognized during the years ended December 31, 2020 and December 31, 2019 was included in deferred service fees as of December 31, 2019 and December 31, 2018, respectively.
NOTE 17 INCOME TAXES
The Company and all of its eligible U.S. subsidiaries file a U.S. consolidated federal income tax return ("KFSI Tax Group"). The method of allocating federal income taxes among the companies in the KFSI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. The Company’s non-U.S. subsidiaries file separate foreign income tax returns.
Income tax benefit consists of the following:

(in thousands)	Years ended December 31
	2020	2019

Current income tax expense	$345	$423
Deferred income tax benefit	(1,460)	(786)
Income tax benefit	$(1,115)	$(363)
Income tax benefit varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years ended December 31
	2020	2019
Income tax benefit at U.S. statutory income tax rate	$(1,373)	$(658)
Tax Cuts and Jobs Act adjustment	—	(156)
Valuation allowance	(322)	1
Indefinite life intangibles	215	194
Change in unrecognized tax benefits	244	276
Compensation	220	208
Investment income	(269)	(218)
State income tax	192	135
Other	(22)	(145)
Income tax benefit for continuing operations	$(1,115)	$(363)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2020	2019
Deferred income tax assets:
Losses carried forward	$184,130	$181,427
Unpaid loss and loss adjustment expenses and unearned premiums	3,911	2,331
Intangible assets	1,705	2,515
Debt issuance costs	835	966
Investments	145	748
Deferred rent	624	664
Deferred revenue	1,350	1,135
Management fees	550	—
Compensation	265	187
Other	660	833
Valuation allowance	(173,202)	(173,411)
Deferred income tax assets	$20,973	$17,395
Deferred income tax liabilities:
Indefinite life intangibles	$(17,483)	$(17,269)
Depreciation and amortization	(14,632)	(15,299)
Fair value of debt	(6,716)	(5,747)
Land	(4,435)	(4,435)
Intangible assets	(452)	(620)
Deferred revenue	(1,239)	(262)
Investments	(1,716)	(971)
Deferred acquisition costs	(1,855)	(1,807)
Deferred income tax liabilities	$(48,528)	$(46,410)
Net deferred income tax liabilities	$(27,555)	$(29,015)
The Company maintains a valuation allowance for its gross deferred income tax assets of $173.2 million (U.S. operations - $173.2 million; Other - less than $0.1 million) and $173.4 million (U.S. operations - $173.4 million; Other - less than $0.1 million) at December 31, 2020 and December 31, 2019, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2020 and December 31, 2019 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.
In 2020, the Company released into income $1.3 million of its valuation allowance associated with business interest expense carryforwards with an indefinite life. In 2020, the Company also released into income $0.5 million of its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available. In 2019, the Company released into income $0.8 million of its valuation allowance, as a result of its acquisition of Geminus, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.
The Company carries net deferred income tax liabilities of $27.6 million and $29.0 million at December 31, 2020 and December 31, 2019, respectively, that consists of:
•$7.6 million and $8.0 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards;
•$21.9 million and $21.7 million of deferred income tax liabilities related to land and indefinite life intangible assets;
•$1.3 million and zero of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
•$0.6 million and $0.6 million of deferred state income tax assets; and
•Zero and $0.1 million of deferred income tax assets relating to alternative minimum tax credits.

The Tax Cuts and Jobs Act (the "Tax Act") modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.
Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $845.5 million, are as follows:

Year of net operating loss	Expiration date	Net operating loss (in thousands)

2007	2027	54,652
2008	2028	53,895
2009	2029	496,889
2010	2030	92,058
2011	2031	39,865
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848
2020	2040	341
2020	Indefinite	2,047
In addition, not reflected in the table above, are net operating loss carryforwards of (i) $10.6 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $1.5 million relating to operations in Barbados, which losses will expire over various years through 2029.
A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2020	2019
Unrecognized tax benefits - beginning of year	$1,381	$1,381
Gross additions	—	—
Gross reductions	—	—
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$1,381	$1,381
The amount of unrecognized tax benefits that, if recognized as of December 31, 2020 and December 31, 2019 would affect the Company's effective tax rate, was an expense of $0.2 million and $0.3 million, respectively.
The Company carried a liability for unrecognized tax benefits of $1.4 million as of December 31, 2020 and December 31, 2019, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2020 and December 31, 2019, the Company recognized an expense for interest and penalties of $0.2 million and $0.3 million, respectively. At December 31, 2020 and December 31, 2019, the Company carried an accrual for the payment of interest and penalties of $1.6 million and $1.3 million respectively, that is included in income taxes payable in the consolidated balance sheets.
The federal income tax returns of the Company's U.S. operations for the years through 2016 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2015 are closed

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.
NOTE 18 LOSS FROM CONTINUING OPERATIONS PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2020 and December 31, 2019:

(in thousands, except per share data)	Years ended December 31,
	2020	2019
Numerator:
Loss from continuing operations	$(5,422)	$(2,769)
Less: net income attributable to noncontrolling interests	(1,309)	(1,573)
Less: dividends on preferred stock, net of tax	(1,066)	(1,019)
Loss from continuing operations attributable to common shareholders	$(7,797)	$(5,361)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,176	21,860
Weighted average diluted shares
Weighted average common shares outstanding	22,176	21,860
Effect of potentially dilutive securities (a)	—	—
Total weighted average diluted shares	22,176	21,860
Basic loss from continuing operations per share	$(0.35)	$(0.25)
Diluted loss from continuing operations per share	$(0.35)	$(0.25)
(a)Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the years ended December 31, 2020 and December 31, 2019, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.
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
The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss from continuing operations per share:

(in thousands)	Years ended December 31,
	2020	2019
Stock options	—	40,000
Unvested restricted stock awards	500,000	729,500
Warrants	4,923,765	4,923,765
Convertible preferred stock	1,142,975	1,392,975
Total	6,566,740	7,086,240

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
NOTE 19 STOCK-BASED COMPENSATION
(a)     Stock Options
On September 21, 2020, the Company's shareholders approved the 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan replaced the Company's previous 2013 Equity Incentive Plan (the "2013 Plan") with respect to the granting of future equity awards. The 2020 Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Shares, Restricted Stock Units, Performance Share Awards, Dividend Equivalent Rights, Other Stock-Based Awards and Cash-Based Awards (collectively "Awards"). Under the 2020 Plan, an aggregate of 1.6 million common shares will be available for all Awards, subject to adjustment in the event of certain corporate transactions. No Awards were granted during the year ended December 31, 2020.
On May 13, 2013, the Company's shareholders approved the 2013 Plan. Under the 2013 Plan, the Company reserved for issuance to key employees selected by the Company stock options ("2013 Stock Options") to purchase up to an additional 300,000 common shares. There are no 2013 Stock Options remaining for future grants. The 2013 Stock Options were fully vested and exercisable at the date of grant and were exercisable for a period of four years.
The following table summarizes the 2013 Stock Option activity during the year ended December 31, 2020:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	40,000	$4.67	0.3	$—
Granted	—	—
Expired	(40,000)	4.67
Outstanding at December 31, 2020	—	$—	0.0	$—
Exercisable at December 31, 2020	—	$—	0.0	$—
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. No options were granted during the years ended December 31, 2020 and December 31, 2019.
(b)     Restricted Stock Awards of the Company
Under the 2013 Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). The 2014 Restricted Stock Awards shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officers' continued employment through the vesting date. The 2014 Restricted Stock Awards were amortized on a straight-line basis over the ten-year requisite service period. The grant-date fair value of the 2014 Restricted Stock Awards was determined using the closing price of Kingsway common stock on the date of grant. There are no 2014 Restricted Stock Awards outstanding at December 31, 2020.
On September 5, 2018, the Company executed an Amended and Restated Restricted Stock Award Agreement ("Amended RSA Agreement") with its former Chief Executive Officer. Pursuant to the terms of the Amended RSA Agreement, the Company granted to the former Chief Executive Officer a modified award of 350,000 shares of restricted common stock (the "2018 Modified Restricted Stock Award"). The Company deemed the 2018 Modified Restricted Stock Award to be taxable to the former Chief Executive Officer on the modification date. As a result, the Company cancelled 102,550 of the 350,000 shares of the 2018 Modified Restricted Stock Award to satisfy the tax withholding obligation. The remaining 247,450 shares of the 2018 Modified Restricted Stock Award shall become fully vested after the satisfaction of certain performance conditions, as defined in the Amended RSA Agreement. On September 30, 2019, the Company deemed that the performance conditions described in the Amended RSA Agreement were met. On October 31, 2019, the Company executed an agreement to acquire the remaining 247,450 shares of the 2018 Modified Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. See Note 26, "Related Parties," for further discussion.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
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
On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020. The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards ("2020 Modified Restricted Stock Award") became partially vested on February 28, 2020.
On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2020 was $1.2 million.
The following table summarizes the activity related to unvested 2014 Restricted Stock Awards, 2020 Modified Restricted Stock Award and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2020:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2019	729,500	$5.23
Granted	—	—
Vested	(94,110)	4.14
Cancelled for Tax Withholding	(41,677)	4.14
Forfeited	(93,713)	4.14
Unvested at December 31, 2020	500,000	$5.73
The unvested balance at December 31, 2020 in the table above is comprised of 500,000 shares of the 2018 Restricted Stock Award.
(c)     Restricted Stock Awards of PWSC
PWSC granted 1,000 restricted Class B common stock awards ("2018 PWSC RSA") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The 2018 PWSC RSA contains both a service and a performance condition that affects vesting. On December 18, 2020, the 2018 PWSC RSA was amended to modify the vesting terms related to the service and performance condition ("Modified PWSC RSA").
PWSC granted 250 restricted Class B common stock awards to an officer of PWSC pursuant to an agreement dated December 18, 2020 ("2020 PWSC RSA"). The 2020 PWSC RSA contains both a service and a performance condition that affects vesting.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vest according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 25, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.
The Modified PWSC RSA and the 2020 PWSC RSA include a noncontingent put option that is exercisable between February 20, 2022 and February 20, 2023. Since the put option is exercisable less than six months after the vesting of certain shares, the compensation expense related to these shares is classified as a liability and included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the liability classified portion of the Modified PWSC RSA and the 2020 PWSC RSA will be re-evaluated each reporting period.
Both the service condition and performance condition of the Modified PWSC RSA were probable of vesting both immediately before and after the modification. As a result, the Company recognized compensation expense for the Modified PWSC RSA equal to the grant date fair value plus incremental fair value conveyed on the modification date. During the fourth quarter of 2020, the Company recorded additional compensation expense of $0.8 million related to the Modified PWSC RSA, of which $0.4 million is equity classified and $0.4 million is liability classified at December 31, 2020. At December 31, 2020, there were 625 unvested shares of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the Modified PWSC RSA at December 31, 2020 was $0.6 million.
At December 31, 2020, both the service condition and performance condition of the 2020 PWSC RSA were probable of vesting. As a result, the Company recognized compensation expense for the 2020 PWSC RSA equal to the grant date fair value of $0.2 million during the fourth quarter of 2020, of which $0.1 million is equity classified and less than $0.1 million is liability classified at December 31, 2020. At December 31, 2020, there were 172 unvested shares of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the 2020 PWSC RSA at December 31, 2020 was less than $0.1 million.
Total stock-based compensation expense, inclusive of 2013 Stock Options, Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.8 million and $1.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.
(d)     Employee Share Purchase Plan
The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees could choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2020 and December 31, 2019 totaled $0.1 million and $0.1 million, respectively.
NOTE 20 EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $19,500 and $19,000 in 2020 and 2019, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.
The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2020 and December 31, 2019 totaled $0.2 million and $0.2 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
NOTE 21 REDEEMABLE CLASS A PREFERRED STOCK
On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors have the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares have priority over the common shares.
There were 182,876 and 222,876 shares of Preferred Shares outstanding at December 31, 2020 and December 31, 2019, respectively. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to April 1, 2021. During the first quarter of 2020, 40,000 Preferred Shares were converted into 250,000 common shares at the conversion price of $4.00 per common share, or $1.0 million, at the option of the holder. As of December 31, 2020, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,142,975 common shares.
The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on April 1, 2021, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption. See also "(s) Holding company liquidity" to Note 2, "Summary of Significant Accounting Policies," for further discussion regarding any April 1, 2021 redemptions.
At December 31, 2020 and December 31, 2019, accrued dividends of $2.1 million and $2.1 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares as if they were currently redeemable was $6.7 million and $7.7 million at December 31, 2020 and December 31, 2019, respectively.

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
NOTE 22 SHAREHOLDERS' EQUITY
The Company is authorized to issue 50,000,000 shares of zero par value common stock. There were 22,211,069 and 21,866,959 shares of common stock outstanding at December 31, 2020 and December 31, 2019, respectively.
There were no dividends declared during the years ended December 31, 2020 and December 31, 2019.
As described in Note 21, "Redeemable Class A Preferred Stock", during 2020, 40,000 Preferred Shares were converted into 250,000 common shares. As a result, $1.0 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet at December 31, 2020.
As further described in Note 26, "Related Parties," on October 31, 2019, the Company executed an agreement to acquire the remaining 247,450 shares of the 2018 Modified Restricted Stock Award as partial consideration in exchange for selling its remaining investment in the common stock of ICL. The Company records treasury stock at cost. There were 247,450 shares of treasury stock outstanding at December 31, 2020 and December 31, 2019.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The Company has warrants outstanding, recorded in shareholders' equity, that will entitle each subscriber to purchase one common share of Kingsway for each warrant. The following table summarizes information about warrants outstanding at December 31, 2020:

December 31, 2020
Exercise Price	Date of Issue	Expiry Date	Remaining Contractual Life (in years)	Number Outstanding
$5.00	16-Sep-13	15-Sep-23	2.71	3,280,790
$5.00	3-Feb-14	15-Sep-23	2.71	1,642,975
		Total:	2.71	4,923,765

NOTE 23 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2020 and December 31, 2019 as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Equity in Other Comprehensive Loss of Limited Liability Investment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(160)	$(3,286)	$44,259	$(45)	$40,768

Other comprehensive income (loss) arising during the period	247	—	(5,685)	—	(5,438)
Amounts reclassified from accumulated other comprehensive income	(28)	—	—	45	17
Net current-period other comprehensive income (loss)	219	—	(5,685)	45	(5,421)
Balance, December 31, 2019	$59	$(3,286)	38,574	$—	$35,347

Other comprehensive income arising during the period	93	—	2,555	—	2,648
Amounts reclassified from accumulated other comprehensive income	64	—	—	—	64
Net current-period other comprehensive income	157	—	2,555	—	2,712
Balance, December 31, 2020	$216	$(3,286)	$41,129	$—	$38,059

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
It should be noted that the consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the years ended December 31, 2020 and December 31, 2019 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Years ended December 31,
	2020	2019
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(64)	$(17)
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax benefit	(64)	(17)
Income tax benefit	—	—
Loss from continuing operations	(64)	(17)
Net loss	$(64)	$(17)
NOTE 24 SEGMENTED INFORMATION
The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.
Extended Warranty Segment
Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI, PWSC and Trinity (collectively, "Extended Warranty").
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
PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a "white label" agreement.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.
Leased Real Estate Segment
Leased Real Estate includes the Company's subsidiary, CMC. CMC owns the Real Property that is leased to a third-party pursuant to a long-term triple net lease with a single customer. For the year ended December 31, 2020, revenue of $13.4 millionfrom this single customer represents more than 10% of the Company’s consolidated revenues. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

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

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2020 and December 31, 2019 were:

(in thousands)	Years ended December 31,
	2020	2019
Revenues:
Extended Warranty:
Service fee and commission revenue	$47,607	$46,111
Other revenue	146	195
Total Extended Warranty	47,753	46,306
Leased Real Estate:
Rental revenue	13,365	13,365
Other revenue	244	277
Total Leased Real Estate	13,609	13,642
Total revenues	$61,362	$59,948

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The operating income (loss) by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated loss from continuing operations for the years ended December 31, 2020 and December 31, 2019 were:

(in thousands)	Years ended December 31,
	2020	2019
Segment operating income (loss)
Extended Warranty	$6,221	$4,611
Leased Real Estate	(504)	2,761
Total segment operating income	5,717	7,372
Net investment income	2,625	2,905
Net realized gains	580	796
Gain on change in fair value of equity investments	1,267	561
Gain on change in fair value of limited liability investments, at fair value	4,046	4,475
Net change in unrealized loss on private company investments	(744)	(324)
Other-than-temporary impairment loss	(117)	(75)
Interest expense not allocated to segments	(7,719)	(8,991)
Other revenue and expenses not allocated to segments, net	(10,606)	(8,524)
Amortization of intangible assets	(2,291)	(2,548)
Gain on change in fair value of debt	1,173	1,052
Loss on extinguishment of debt, net	(468)	—
Equity in net income of investee	—	169
Loss from continuing operations before income tax benefit	(6,537)	(3,132)
Income tax benefit	(1,115)	(363)
Loss from continuing operations	$(5,422)	$(2,769)
NOTE 25 FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1:

•Level 1 – Quoted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability and stock-based compensation liabilities are measured and reported at fair value.
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

The following is a description of the significant inputs, by asset class, used by the third-party pricing services to determine the fair values of our fixed maturities included in Level 2:

•U.S. government, government agencies and authorities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets and maturity.

•States, municipalities and political subdivisions are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, new issuances and credit spreads.

•Mortgage-backed securities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, expected prepayments, expected credit default rates, delinquencies and issue specific information including, but not limited to, collateral type, seniority and vintage.

•Corporate securities are generally priced using the market approach using pricing vendors. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity and credit spreads.

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
•The fair value of Net Lease's investments in limited liability companies is based upon the net asset values of the underlying investments in companies as a practical expedient to estimate fair value. The Company applies the net asset value practical expedient to Net Lease's limited liability investments on an investment-by-investment basis unless it is probable that the Company will sell a portion of an investment at an amount different from the net asset value of the investment. Investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy.

•The fair value of Argo Holdings' limited liability investments that hold investments in search funds is based on the initial investment in the search funds. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach including valuation multiples applied to corresponding performance metrics, such as earnings before interest, tax, depreciation and amortization; revenue; or net earnings. The selected valuation multiples were estimated using multiples provided by the investees and review of those multiples in light of investor updates, performance reports, financial statements and other relevant information. These investments are categorized in Level 3 of the fair value hierarchy.

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
Warrant liability - As described in Note 14, "Debt," the Company issued the KWH Warrants on March 1, 2019. On December 1, 2020, the Company repurchased the KWH Warrants. The KWH Warrants are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2019. The fair value of the warrant liability was estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value is reduced by the remaining debt associated with the 2019 KWH Loan to determine an implied equity value. The liability classified warrants are categorized in Level 3 of the fair value hierarchy.
Stock-based compensation liabilities - As described in Note 19, "Stock-Based Compensation," certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and December 31, 2019 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,104	$—	$10,104	$—	$—
States, municipalities and political subdivisions	1,454	—	1,454	—	—
Mortgage-backed	5,394	—	5,394	—	—
Corporate	3,764	—	3,764	—	—
Total fixed maturities	20,716	—	20,716	—	—
Equity investments:
Common stock	155	155	—	—	—
Warrants	289	17	272	—	—
Total equity investments	444	172	272	—	—
Limited liability investments, at fair value	32,811	—	—	3,263	29,548
Real estate investments	10,662	—	—	10,662	—
Other investments	294	—	294	—	—
Short-term investments	157	—	157	—	—
Total assets	$65,084	$172	$21,439	$13,925	$29,548

Liabilities:
Subordinated debt	$50,928	$—	$50,928	$—	$—
Warrant liability	—	—	—	—	—
Stock-based compensation liabilities	443	—	—	443	—
Total liabilities	$51,371	$—	$50,928	$443	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements

(in thousands)			December 31, 2019
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,316	$—	$13,316	$—	$—
States, municipalities and political subdivisions	600	—	600	—	—
Mortgage-backed	2,939	—	2,939	—	—
Corporate	5,340	—	5,340	—	—
Total fixed maturities	22,195	—	22,195	—	—
Equity investments:
Common stock	2,406	2,406	—	—	—
Warrants	15	5	10	—	—
Total equity investments	2,421	2,411	10	—	—
Limited liability investments, at fair value	29,078	—	—	4,392	24,686
Real estate investments	10,662	—	—	10,662	—
Other investments	1,009	—	1,009	—	—
Short-term investments	155	—	155	—	—
Total assets	$65,520	$2,411	$23,369	$15,054	$24,686

Liabilities:
Subordinated debt	$54,655	$—	$54,655	$—	$—
Warranty liability	249	—	—	249	—
Total liabilities	$54,904	$—	$54,655	$249	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Years ended December 31,
	2020	2019
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,392	$4,124
Purchases	21	1,403
Distributions received	(808)	(1,284)
Realized gains included in net loss	474	825
Change in fair value of limited liability investments, at fair value included in net loss	(816)	(676)
Ending balance	$3,263	$4,392
Unrealized losses on limited liability investments, at fair value held at end of period:
Included in net loss	$(816)	$(676)
Included in other comprehensive income (loss)	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net loss	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net loss	—	—
Included in other comprehensive income (loss)	—	—
Ending balance - assets	$13,925	$15,054
Liabilities:
Warrant liability:
Beginning balance	$249	$—
Issuance of warrants	—	361
Termination of warrants	(336)	—
Change in fair value of warrant liability included in net loss	87	(112)
Ending balance	$—	$249
Unrealized losses (gains) recognized on warrant liability held at end of period:
Included in net loss	$87	$(112)
Included in other comprehensive income (loss)	$—	$—
Stock-based compensation liabilities:
Beginning balance	$—	$—
Issuance of stock-based compensation awards	443	—
Change in fair value of stock-based compensation liabilities included in net loss	—	—
Ending balance	$443	$—
Unrealized gains recognized on stock-based compensation liabilities held at end of period:
Included in net loss	—	—
Included in other comprehensive income (loss)	—	—
Ending balance - liabilities	$443	$249

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2020:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,263	Market approach	Valuation multiples	3.1x-8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$443	Market approach	Valuation multiple	6.0x

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2019:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,392	Market approach	Valuation multiples	3.1x-7.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Warranty liability	$249	Market approach	Valuation multiple	6.0x

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2020:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$29,548	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2019:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$24,686	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2020 and December 31, 2019, the Company recorded adjustments to decrease the fair value of an certain investments in private companies for observable price changes of zero and $0.2 million, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The Company recorded impairments related to investments in private companies of $0.7 million and $0.2 million for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the year ended December 31, 2020 are a result of the impact of COVID-19 on the investments' underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.
As further discussed in Note 4, "Acquisitions," the Company acquired Geminus on March 1, 2019. The fair values of intangible assets and deferred service fees associated with the acquisition of Geminus were determined to be Level 3 under the fair value hierarchy.

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

NOTE 26 RELATED PARTIES
Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.
(a)    Argo Management Group, LLC
The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2020 and December 31, 2019, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). During 2019, the Company funded approximately $0.6 million in response to Capital Calls. During 2019, Fitzgerald and Fitzgerald’s immediate family members funded their respective Capital Calls. Argo Holdings used the proceeds of the Capital Calls to make investments, cover general operating expenses and pay the management fee owed to Argo Management. Argo Holdings made no Capital Calls during the year ended December 31, 2020.
(b)    Itasca Capital Ltd.
The Company formerly held an investment in the common stock of ICL, a publicly traded Canadian corporation, that was recorded as investment in investee in the consolidated balance sheets. During the fourth quarter of 2019, the Company sold its remaining investment in the common stock of ICL. The Company owned zero common shares of ICL at December 31, 2020 and December 31, 2019.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
totaling C$1.1 million, comprised of cash proceeds of C$0.2 million and 247,450 shares of the Company’s common stock. Both transactions closed during the fourth quarter of 2019.
The 247,450 shares of the Company’s common stock were awarded to Swets pursuant to the Amended RSA Agreement executed on September 5, 2018 related to Swets’ departure from the Company. Refer to Note 19, "Stock-Based Compensation," for further information.
Swets served as the Company’s Chief Executive Officer from July 1, 2010 until September 5, 2018 and served on the Company’s Board of Directors from September 16, 2013 through December 21, 2018.
(c)    Limited liability investments
The Company’s investments include investments in limited liability companies in which an officer or former officer of the Company is named as a Manager or is authorized to act on behalf of the Manager under the respective operating agreement.
1347 Investors LLC:

1347 Investors was formed on April 15, 2014 for the purpose of investing in and holding securities of 1347 Capital Corp., which subsequently merged with Limbach, a publicly traded company. The Company owned zero of the membership units at December 31, 2020 and December 31, 2019. The Company's investment in 1347 Investors prior to liquidation in the fourth quarter of 2019 was accounted for at fair value and reported as limited liability investments, at fair value in the consolidated balance sheets, with any changes in fair value to be reported in gain on change in fair value of limited liability investment, at fair value in the consolidated statements of operations. The fair value of this investment was calculated based on a model that distributed the net equity of 1347 Investors to all classes of membership interests. The model used quoted market prices and significant market observable inputs. The most significant input to the model was the observed stock price of Limbach common stock.
ICL owned 100.0% of the membership units at December 31, 2020 and December 31, 2019 and Fitzgerald served as a member of the ICL Board of Directors from June 9, 2016 through December 11, 2019.
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
NOTE 27 COMMITMENTS AND CONTINGENT LIABILITIES
(a)         Legal proceedings:
In April 2018, TRT LeaseCo, LLC ("TRT LeaseCo"), an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly, through its indirect, wholly-owned subsidiary, CMC Acquisition, LLC ("CMCA"), owns 81% of CMC.  TRT LeaseCo (an indirect, wholly-owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of CRIC TRT Acquisition, LLC ("CRIC"), the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT LeaseCo in exchange for the fees specified in the MSA.  The complaint filed by DGI alleged that DGI was owed certain fees under the MSA that had not been paid.
In March 2021, DGI, TRT LeaseCo and various other entities affiliated with each of them entered into a settlement agreement with respect to such litigation and certain other matters ("CMC Settlement Agreement"). Pursuant to the CMC Settlement Agreement, the parties agreed that proceeds from increased rental payments due to an earlier amendment to the lease of the Real Property (or any borrowings against such increased rental payments) would be split 80% to DGI as a management fee under the MSA and 20% to CMCA as a priority distribution on its ownership of CMC, after CMCA received a priority payment of $1.5 million. The parties also agreed that net proceeds from an eventual sale or renewal of the lease of the Real Property (after repayment of outstanding indebtedness and various other fees and expenses) would be split as follows:
(a) if such net proceeds are equal to or greater than $72 million, (i) CMCA would receive the first $40 million as a distribution of a preferred return on its ownership of CMC, (ii) CRIC would receive the next $9.4 million as a distribution on its ownership of CMC, (iii) DGI would receive the next $30.6 million as a management fee under the MSA, and (iv) the remainder of such net proceeds (if any) would be split 48.6% to CMCA as a distribution in respect

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
of its ownership of CMC, 40% to DGI in the form of a management fee under the MSA, and 11.4% to CRIC s a distributions in respect of its ownership of CMC; or
(b) if such net proceeds are less than $72 million, (i) 55% to CMCA as a distribution of a preferred return on its ownership of CMC, (ii) 12.9% to CRIC as a distribution on its ownership of CMC, and (iii) 32.1% to DGI in the form of a management fee to DGI under the MSA. In connection with the CMC Settlement Agreement, the Company recorded a liability of $2.6 million for the 80% management fee due to DGI at December 31, 2020, which is included in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement. The Company reported the payments to Aegis in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2020, and no liability has been recorded in the consolidated financial statements at December 31, 2020.
(b)         Guarantee:
As further discussed in Note 5, "Discontinued Operations," as part of the transaction to sell Mendota, the Company will indemnify the buyer for loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The Company's potential exposure under these agreements was not reasonably determinable at December 31, 2020, and no liability has been recorded in the consolidated financial statements at December 31, 2020.
(c)    Commitments:
The Company has entered into subscription agreements to commit up to $2.6 million of capital to allow for participation in limited liability investments. At December 31, 2020, the unfunded commitment was zero.
(d) Collateral pledged and restricted cash:
Short-term investments with an estimated fair value of $0.2 million at December 31, 2020 and December 31, 2019, were on deposit with state regulatory authorities.
The Company also has restricted cash of $30.6 million and $12.2 million at December 31, 2020 and December 31, 2019, respectively. Included in restricted cash are:
•zero and $1.1 million at December 31, 2020 and December 31, 2019, respectively, held in escrow as part of the transaction to sell Mendota;
•$27.7 million and $8.6 million at December 31, 2020 and December 31, 2019, respectively, held as deposits by IWS, PWSC, Geminus and PWI;
•$1.9 million at December 31, 2020 and December 31, 2019, on deposit with state regulatory authorities; and
•$1.0 million and $0.6 million at December 31, 2020 and December 31, 2019, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements
NOTE 28 REGULATORY CAPITAL REQUIREMENTS AND RATIOS
In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2020, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.
During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2020, Amigo's RBC was 1,045%.
Kingsway Re, which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2020, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.
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
Statutory capital and surplus and statutory net loss for Amigo are:

(in thousands)	December 31,
	2020	2019
Net loss, statutory basis	$(138)	$(536)
Capital and surplus, statutory basis	$1,987	$2,143
Amigo is required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for Amigo was $0.4 million at December 31, 2020. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
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
At December 31, 2020, Amigo was restricted from making any dividend payments to the holding company without regulatory approval.

KINGSWAY FINANCIAL SERVICES INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective because of the existence of the Identified Material Weaknesses in internal control over financial reporting.

Material Weakness Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting resulted from such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

With respect to the inadequate design accounting for and operation of internal disclosure of certain complex and nonrecurring transactions, the execution of the controls over the application of accounting literature did not operate effectively with respect to:

•the reclassification of investment income, related to the accounting for equity method investments, from loss from discontinued operations, net of taxes to net investment income in the consolidated statement of operations;
•the identification, accounting and disclosure of investments demonstrating characteristics of variable interest entities, including the consolidation of certain investments;
•the adoption and application of ASU 2014-09;
•identification, disclosure and accounting for equity-classified warrants; and

KINGSWAY FINANCIAL SERVICES INC.
•purchase accounting, as it relates to the identification and valuation of intangible assets and goodwill.

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

As a result of the Identified Material Weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2020 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation Process

The Company has been evaluating the material weaknesses and is in process of executing its plan to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan includes the following actions:
•Perform a comprehensive assessment of all existing accounting policies and revise existing policies and/or introduce new policies, as needed;
•Enhance the formality of its review procedures with respect to its accounting for any new investments, as well as the periodic evaluation of existing investments;
•Implement additional review procedures with respect to its accounting under ASC 606 to ensure the Company’s accounting will continue to be in accordance with that standard on a go-forward basis;
•Implement additional identification, accounting and review controls with respect to complex and nonrecurring transactions, as well as augment existing staff with outside skilled accounting resources, as appropriate, and strengthen the review process to improve the operation of financial reporting and corresponding internal controls;
•Enhance the formality and rigor with respect to identifying and tracking all material related party transactions, as well updating its disclosures controls to enhance the focus on related party disclosure requirements;
•Enhance the formality and rigor of review with respect to the collectability of accounts receivable balances and the account reconciliation procedures;
•Update its policy for accounting for limited liability investments, at fair value to include calculating and reviewing the fair value of such investments on a quarterly basis.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps but notes that

KINGSWAY FINANCIAL SERVICES INC.
a substantial portion of resources during 2020 were dedicated to getting the Company current on its SEC filings; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the Identified Material Weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI. Since the date of acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, PWI has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.
Other than processes and controls that may have been put in place as a result of our remediation of the Identified Material Weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2020, and ending December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to PWI.

KINGSWAY FINANCIAL SERVICES INC.
Item 9B. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.
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

KINGSWAY FINANCIAL SERVICES INC.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2020 Annual Report on Form 10-K.
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
    Schedule I    Condensed Financial Information of the Registrant (Parent Company)
(3) Exhibits. The exhibits listed in the accompanying "Index to Exhibits" that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.
(b) Exhibits. Included in Item 15(a)(3) above
(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.
SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2020	December 31, 2019

Assets
Investments in subsidiaries	$6,155	$8,036
Cash and cash equivalents	186	636
Other assets	428	426
Total Assets	$6,769	$9,098
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$2,263	$1,405
Total Liabilities	2,263	1,405

Redeemable Class A preferred stock	6,504	6,819

Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	355,242	354,101
Treasury stock, at cost	(492)	(492)
Accumulated deficit	(394,807)	(388,082)
Accumulated other comprehensive income	38,059	35,347
Shareholders' equity attributable to common shareholders	(1,998)	874
Total Liabilities, Class A preferred stock and Shareholders' Equity	$6,769	$9,098
See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.
SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2020	2019
Other revenue (expenses), net:
Loss on change in fair value of equity investments	$—	$(27)
General and administrative expenses	(1,735)	(2,389)
Non-operating other expense	(3)	(9)
Equity in net income of investee	—	169
Total other expenses, net	(1,738)	(2,256)
Loss from continuing operations before income tax benefit and equity in loss of subsidiaries	(1,738)	(2,256)
Income tax benefit	(214)	—
Equity in loss of subsidiaries	(3,892)	(2,057)
Net loss	$(5,416)	$(4,313)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.
SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2020	2019

Net loss	$(5,416)	$(4,313)
Other comprehensive income (loss), net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive income (loss) of subsidiaries	2,723	(5,409)
Other comprehensive income (loss)	2,723	(5,409)
Comprehensive loss	$(2,693)	$(9,722)
(1) Net of income tax benefit of $0 and $0 in 2020 and 2019, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.
SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities:
Net loss	$(5,416)	$(4,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	3,892	2,057
Equity in net income of investee	—	(169)
Stock-based compensation expense, net of forfeitures	219	1,230
Loss on change in fair value of equity investments	—	27
Other, net	855	38
Net cash used in operating activities	(450)	(1,130)
Investing activities:
Proceeds from sale of equity investments	—	672
Proceeds from sale of investee	—	395
Net cash provided by investing activities	—	1,067
Financing activities:
Capital contributions to subsidiaries	—	(60)
Net cash used in financing activities	—	(60)
Net decrease in cash and cash equivalents	(450)	(123)
Cash and cash equivalents at beginning of period	636	759
Cash and cash equivalents at end of period	$186	$636

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.
Item 16.     Form 10-K Summary

None.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 29, 2021	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	March 29, 2021

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer)	March 29, 2021

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 29, 2021

/s/ Gregory Hannon Gregory Hannon	Director	March 29, 2021

/s/ Doug Levine Doug Levine	Director	March 29, 2021

/s/ Corissa Porcelli Corissa Porcelli	Director	March 29, 2021

/s/ Joseph Stilwell Joseph Stilwell	Director	March 29, 2021

KINGSWAY FINANCIAL SERVICES INC.

EXHIBIT INDEX

Exhibit	Description
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

2.5
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

KINGSWAY FINANCIAL SERVICES INC.

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

10.15	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.16	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.17	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.18	Restricted Stock Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.19	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.20	Letter Agreement, dated May 30, 2018, between the Company and Larry Swets (included as Exhibit 10.9 to Form 10-Q, Filed November 9, 2018, and incorporated herein by reference).

10.21
Employment Separation Agreement and Release, dated January 31, 2019, between Kingsway America Inc. and
Hassan R. Baqar (included as Exhibit 10.1 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.22	Advisor Agreement, dated January 31, 2019, between Kingsway America Inc. and Sequoia Financial LLC (included as Exhibit 10.2 to Form 8-K, filed February 14, 2019, and incorporated herein by reference).

10.23
Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America
Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.24
Employment Separation Agreement and Release, dated as of February 28, 2020, by and between Kingsway
America Inc. and William A. Hickey, Jr. (included as Exhibit 10.3 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.25
Consulting Agreement, dated as of February 28, 2020, by and between Kingsway America Inc. and William A.
Hickey, Jr. (included as Exhibit 10.4 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.26
Kingsway Financial Services Inc. 2020 Equity Incentive Plan (included as Schedule A to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 20, 2020, and incorporated herein by reference). *

10.27
Loan and Security Agreement, dated as of December 1, 2020, among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender and as Issuing Lender (included as Exhibit 10.1 to Form 8-K, filed December 2, 2020, and incorporated herein by reference).

10.28
Letter Agreement, effective as of December 31, 2020, by and among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender.

10.29	Form of Restricted Stock Agreement. *

14
 Kingsway Financial Services Inc. Code of Business Conduct & Ethics Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to form 10-K, Filed March 16, 2018, and incorporated herein by reference.

21	Subsidiaries of Kingsway Financial Services Inc.

23.1	Consent of Plante & Moran, PLLC

23.2	Consent of Plante & Moran, PLLC (Prior Year)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

KINGSWAY FINANCIAL SERVICES INC.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

