Form 10-Q
period 2021-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2021-05-13
CIK 1072627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2021
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
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 13, 2021 was 23,705,631.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $19,699 and $20,488, respectively)	$19,864	$20,716
Equity investments, at fair value (cost of $1,147 and $1,157, respectively)	270	444
Limited liability investments	3,683	3,692
Limited liability investments, at fair value	19,654	32,811
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	299	294
Short-term investments, at cost which approximates fair value	157	157
Total investments	55,379	69,566
Cash and cash equivalents	15,489	14,374
Restricted cash	29,542	30,571
Accrued investment income	800	757
Service fee receivable, net of allowance for doubtful accounts of $289 and $478, respectively	4,963	3,928
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	18,187	16,323
Deferred acquisition costs, net	8,843	8,835
Property and equipment, net of accumulated depreciation of $25,492 and $24,441, respectively	94,192	95,015
Right-of-use asset	2,760	2,960
Goodwill	121,286	121,130
Intangible assets, net of accumulated amortization of $15,930 and $15,433, respectively	83,636	84,133
Other assets	4,744	4,882
Total Assets	$439,821	$452,474
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$42,716	$42,502
Income taxes payable	3,143	2,859
Deferred service fees	86,871	87,945
Unpaid loss and loss adjustment expenses	1,414	1,449
Bank loan	24,089	25,303
Notes payable	179,271	192,057
Subordinated debt, at fair value	53,668	50,928
Lease liability	3,008	3,213
Net deferred income tax liabilities	27,037	27,555
Total Liabilities	421,217	433,811

Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at March 31, 2021 and December 31, 2020, respectively; 182,876 and 182,876 issued and outstanding at March 31, 2021 and December 31, 2020, respectively; redemption amount of $6,742 and $6,658 at March 31, 2021 and December 31, 2020, respectively	6,742	6,504

Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at March 31, 2021 and December 31, 2020, respectively; 22,365,631 and 22,211,069 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	355,999	355,242
Treasury stock, at cost; 247,450 and 247,450 outstanding at March 31, 2021 and December 31, 2020, respectively	(492)	(492)
Accumulated deficit	(394,167)	(394,807)
Accumulated other comprehensive income	36,279	38,059
Shareholders' equity attributable to common shareholders	(2,381)	(1,998)
Noncontrolling interests in consolidated subsidiaries	14,243	14,157
Total Shareholders' Equity	11,862	12,159
Total Liabilities, Class A preferred stock and Shareholders' Equity	$439,821	$452,474

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:

Service fee and commission revenue	$18,574	$11,186
Rental revenue	3,341	3,341
Other revenue	105	142
Total revenues	22,020	14,669
Operating expenses:
Claims authorized on vehicle service agreements	4,667	2,380
Loss and loss adjustment expenses	8	13
Commissions	1,504	1,303
Cost of services sold	980	403
General and administrative expenses	12,466	10,693
Leased real estate segment interest expense	1,468	1,499
Total operating expenses	21,093	16,291
Operating income (loss)	927	(1,622)
Other revenues (expenses), net:
Net investment income	421	719
Net realized gains	51	208
Loss on change in fair value of equity investments	(151)	(597)
(Loss) gain on change in fair value of limited liability investments, at fair value	(202)	1,899
Net change in unrealized loss on private company investments	—	(670)
Other-than-temporary impairment loss	—	(117)
Non-operating other revenue	2	39
Interest expense not allocated to segments	(1,552)	(2,153)
Amortization of intangible assets	(497)	(574)
(Loss) gain on change in fair value of debt	(1,019)	2,645
Gain on extinguishment of debt	2,494	—
Total other (expenses) revenues, net	(453)	1,399
Income (loss) before income tax (benefit) expense	474	(223)
Income tax (benefit) expense	(425)	170
Net income (loss)	899	(393)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	259	721
Less: dividends on preferred stock	238	377
Net income (loss) attributable to common shareholders	$402	$(1,491)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.02	$(0.07)
Diluted:	$0.02	$(0.07)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,218	22,069
Diluted:	22,219	22,069

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020

Net income (loss)	$899	$(393)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(75)	55
Reclassification adjustment for amounts included in net income (loss)	12	61
Change in fair value of debt attributable to instrument-specific credit risk	(1,721)	11,623
Other comprehensive (loss) income	(1,784)	11,739
Comprehensive (loss) income	(885)	11,346
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	256	729
Comprehensive (loss) income attributable to common shareholders	$(1,141)	$10,617
(1) Net of income tax (benefit) expense of $0 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	154,562	—	—	—	—	—	—	—	—
Net income	—	—	—	—	640	—	640	259	899
Preferred stock dividends	—	—	(238)	—	—	—	(238)	—	(238)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(169)	(169)
Other comprehensive loss	—	—	—	—	—	(1,780)	(1,780)	(4)	(1,784)
Stock-based compensation, net of forfeitures	—	—	995	—	—	—	995	—	995
Balance, March 31, 2021	22,365,631	$—	$355,999	$(492)	$(394,167)	$36,279	$(2,381)	$14,243	$11,862

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(1,114)	—	(1,114)	721	(393)
Preferred stock dividends	—	—	(377)	—	—	—	(377)	—	(377)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	11,731	11,731	8	11,739
Stock-based compensation, net of forfeitures	—	—	(38)	—	—	—	(38)	—	(38)
Balance, March 31, 2020	22,211,069	$—	$355,067	$(492)	$(389,196)	$47,078	$12,457	$13,766	$26,223

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities:
Net income (loss)	$899	$(393)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in net loss (income) of limited liability investments	9	(23)
Depreciation and amortization expense	1,548	1,667
Stock-based compensation expense (benefit), net of forfeitures	1,699	(38)
Net realized gains	(51)	(208)
Loss on change in fair value of equity investments	151	597
Loss (gain) on change in fair value of limited liability investments, at fair value	202	(1,899)
Net change in unrealized loss on private company investments	—	670
Loss (gain) on change in fair value of debt	1,019	(2,645)
Deferred income taxes	(518)	131
Other-than-temporary impairment loss	—	117
Amortization of fixed maturities premiums and discounts	44	31
Amortization of note payable premium	(218)	(225)
Gain on extinguishment of debt	(2,494)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(1,035)	138
Other receivables, net,	(1,864)	2,274
Deferred acquisition costs, net	(8)	(140)
Unpaid loss and loss adjustment expenses	(35)	(83)
Deferred service fees	(1,074)	(33)
Other, net	(143)	675
Net cash (used in) provided by operating activities	(1,869)	613
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,970	8,646
Proceeds from sales of equity investments	23	—
Purchases of fixed maturities	(1,214)	(1,549)
Net proceeds from limited liability investments	—	87
Net proceeds from limited liability investments, at fair value	12,977	77
Net proceeds from investments in private companies	17	60
Net (purchases of) proceeds from other investments	(5)	52
Net purchases of from short-term investments	—	(1)
Acquisition of business, net of cash acquired	(50)	—
Net purchases of property and equipment	(228)	(40)
Net cash provided by investing activities	13,490	7,332
Financing activities:
Distributions to noncontrolling interest holders	(169)	(43)
Taxes paid related to net share settlements of restricted stock awards	(38)	(83)
Principal payments on bank loan	(1,235)	(562)
Principal payments on notes payable	(10,093)	(991)
Net cash used in financing activities	(11,535)	(1,679)
Net increase in cash and cash equivalents and restricted cash	86	6,266
Cash and cash equivalents and restricted cash at beginning of period	44,945	25,661
Cash and cash equivalents and restricted cash at end of period	$45,031	$31,927

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

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
The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2020 Annual Report") for the year ended December 31, 2020.
The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2020 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as set forth below there have been no material changes to our significant accounting policies as reported in our 2020 Annual Report.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

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
The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; certain debt and associated interest; and any other extraordinary demands on the holding company.
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
Historically, dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. However, as more fully described in Note 20, "Commitments and Contingencies," the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.8 million (approximately eight months of operating cash outflows) and $1.1 million at March 31, 2021 and December 31, 2020, respectively. The amount as of March 31, 2021 excludes future actions available to the holding company that could be taken to increase liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $15.5 million and $14.4 million reported at March 31, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Kingsway Amigo Insurance Company ("Amigo"), Kingsway Reinsurance Corporation and the Company’s Extended Warranty and Leased Real Estate segments.
As of March 31, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares are required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company has sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities")

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

and, because of the deferral which totaled $15.2 million at March 31, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest which totaled $15.2 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
(a)    Adoption of New Accounting Standards:
Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. The adoption of ASU 2019-12 did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2021, the Company adopted ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). The adoption of ASU 2020-01 did not have an impact on the Company's consolidated financial statements.
(b)    Accounting Standards Not Yet Adopted:
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income (loss). Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, per ASU 2019-10 the Company would adopt ASU 2016-13 beginning January 1, 2023, as the Company is a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

smaller reporting company. The Company is currently evaluating ASU 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
NOTE 5 ACQUISITION
On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI Holdings, Inc. for cash consideration of $24.4 million. The final purchase price was subject to a working capital true-up that was finalized during the first quarter of 2021 of $0.1 million. PWI Holdings, Inc., through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd. (collectively, "PWI"), markets, sells and administers vehicle service agreements in all fifty states, primarily through a network of automobile dealer partners. As further discussed in Note 17, "Segmented Information," PWI is included in the Extended Warranty segment. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.
The Company has not completed its purchase price allocation associated with the acquisition of PWI due to the timing of the acquisition occurring in December and intends to finalize during 2021 its purchase price allocation fair value analysis of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed are recorded in the consolidated financial statements at their estimated fair values before recognition of any identifiable intangible assets or other fair value adjustments with the excess purchase price all being provisionally allocated to goodwill. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed are expected to change from the estimates included in these consolidated financial statements. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names, as well as to record a net deferred income tax liability and a reduction in deferred service fees. Other adjustments may be necessary as a result of finalizing the purchase price allocation. Any such adjustments would be made against the preliminary goodwill amount shown in the table below. The goodwill is not deductible for tax purposes. To the extent PWI records a net deferred income tax liability, the Company may be able to release a portion of its deferred income tax valuation allowance in the consolidated statements of operations.
The following table summarizes the estimated allocation of the PWI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
December 1, 2020
Cash and cash equivalents	$90
Restricted cash	21,578
Service fee receivable	1,459
Other receivables	2,748
Income taxes recoverable	60
Property and equipment, net	175
Right-of-use asset	254
Goodwill	39,182
Other assets	1,321
Total assets	$66,867

Accrued expenses and other liabilities	$8,162
Lease liability	255
Deferred service fees	34,026
Total liabilities	$42,443

Purchase price	$24,424

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2021 and December 31, 2020 are summarized in the tables shown below:

(in thousands)	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$10,547	$84	$7	$10,624
States, municipalities and political subdivisions	1,296	6	—	1,302
Mortgage-backed	4,709	50	6	4,753
Corporate	3,147	38	—	3,185
Total fixed maturities	$19,699	$178	$13	$19,864

(in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,999	$105	$—	$10,104
States, municipalities and political subdivisions	1,447	7	—	1,454
Mortgage-backed	5,334	66	6	5,394
Corporate	3,708	56	—	3,764
Total fixed maturities	$20,488	$234	$6	$20,716

The table below summarizes the Company's fixed maturities at March 31, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,260	$4,287
Due after one year through five years	14,022	14,153
Due after five years through ten years	319	328
Due after ten years	1,098	1,096
Total	$19,699	$19,864

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of March 31, 2021 and December 31, 2020. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					March 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,542	$7	$—	$—	$4,542	$7
States, municipalities and political subdivisions	200	—	—	—	200	—
Mortgage-backed	809	6	—	—	809	6
Corporate	208	—	—	—	208	—
Total fixed maturities	$5,759	$13	$—	$—	$5,759	$13

(in thousands)					December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	834	6	—	—	834	6
Total fixed maturities	$1,345	$6	$—	$—	$1,345	$6
There are approximately sixteen and five individual available-for-sale investments that were in unrealized loss positions as of March 31, 2021 and December 31, 2020, respectively.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2020 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write-downs for other-than-temporary impairment related to other investments of zero and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
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
Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2021 and December 31, 2020, the carrying value of limited liability investments totaled $3.7 million. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At March 31, 2021, the Company has no unfunded commitments related to limited liability investments.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of March 31, 2021 and December 31, 2020, the carrying value of the Company's limited liability investments, at fair value was $19.7 million and $32.8 million, respectively. The Company recorded impairments related to limited liability investments, at fair value of less than $0.1 million and zero for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At March 31, 2021, the Company has no unfunded commitments to fund limited liability investments, at fair value.
The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties. During the fourth quarter of 2020, one of Net Lease's limited liability companies sold their investment property. A portion of the proceeds from the sale were distributed to Net Lease who used them primarily to repay their $9.0 million mezzanine loan. As a result of the distribution, Net Lease recorded a gain of $1.2 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $1.2 million, which collectively are included in net investment income in the consolidated statement of operations for the three months ended March 31, 2021.
Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2021 and December 31, 2020, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three months ended March 31, 2021 and March 31, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.
The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company recorded impairments related to investments in private companies of zero and $0.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairment recorded for the three months ended March 31, 2020 is a result of the impact of COVID-19 on the investment's underlying business.
The Company previously had issued promissory notes (the "Notes") to five former employees (the "Debtors"), which were recorded as other investments in the consolidated balance sheets. During the third and fourth quarters of 2020, the Company agreed to accept partial payment from the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the year ended December 31, 2020. During the three months ended March 31, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining principal amount outstanding on the Notes was zero as of March 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

Net investment income for the three months ended March 31, 2021 and March 31, 2020 is comprised as follows:

(in thousands)	Three months ended March 31,
	2021	2020
Investment income:
Interest from fixed maturities	$51	$102
Dividends	32	45
(Loss) income from limited liability investments	(9)	23
Income from limited liability investments, at fair value	81	234
Income from real estate investments	200	200
Other	90	127
Gross investment income	445	731
Investment expenses	(24)	(12)
Net investment income	$421	$719
Gross realized gains and losses on available-for-sale investments, limited liability investments, at fair value and investments in private companies for the three months ended March 31, 2021 and March 31, 2020 are comprised as follows:

(in thousands)	Three months ended March 31,
	2021	2020
Gross realized gains	$51	$208
Gross realized losses	—	—
Net realized gains	$51	$208
Loss on change in fair value of equity investments for the three months ended March 31, 2021 and March 31, 2020 is comprised as follows:

(in thousands)	Three months ended March 31,
	2021	2020
Net gains recognized on equity investments sold during the period	$13	$—
Change in unrealized losses on equity investments held at end of the period	(164)	(597)
Loss on change in fair value of equity investments	$(151)	$(597)
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

NOTE 7 DEFERRED ACQUISITION COSTS
Deferred acquisition costs consist primarily of commissions and agency expenses incurred directly related to the acquisition of vehicle service agreements and are amortized over the period in which the related revenues are earned.
The components of deferred acquisition costs and the related amortization expense for the three months ended March 31, 2021 and March 31, 2020 are comprised as follows:

(in thousands)	Three months ended March 31,
	2021	2020
Beginning balance, net	$8,835	$8,604
Additions	1,351	1,096
Amortization	(1,343)	(956)
Balance at March 31, net	$8,843	$8,744

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 8 INTANGIBLE ASSETS
Intangible assets at March 31, 2021 and December 31, 2020 are comprised as follows:

(in thousands)		March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,120	$798
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,650	4,996
In-place lease	1,125	297	828
Non-compete	266	183	83
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,930	$83,636

(in thousands)		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,997	$921
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,305	5,341
In-place lease	1,125	281	844
Non-compete	266	170	96
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,433	$84,133
The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $0.5 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three months ended March 31, 2021 and March 31, 2020.
As further discussed in Note 5, "Acquisition," the Company acquired PWI on December 1, 2020 and intends to finalize the fair value analysis of the assets acquired and liabilities assumed during 2021. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 9 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2021 and December 31, 2020 are comprised as follows:

(in thousands)			March 31, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	19,461	71,847
Buildings	580	68	512
Leasehold improvements	296	138	158
Furniture and equipment	1,149	1,003	146
Computer hardware	5,231	4,822	409
Total	$119,684	$25,492	$94,192

(in thousands)		December 31, 2020
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	18,428	72,880
Buildings	580	65	515
Leasehold improvements	296	125	171
Furniture and equipment	1,223	1,074	149
Computer hardware	4,929	4,749	180
Total	$119,456	$24,441	$95,015

NOTE 10 DEBT
Debt consists of the following instruments at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021			December 31, 2020
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2020 KWH Loan	$24,465	$24,089	$24,707	$25,700	$25,303	$25,893
Total bank loan	24,465	24,089	24,707	25,700	25,303	25,893
Notes payable:
Mortgage	165,130	172,502	180,767	166,106	173,696	194,158
Flower Note	6,769	6,769	7,368	6,885	6,885	7,863
Net Lease Note	—	—	—	9,000	9,000	9,054
PPP	—	—	—	2,476	2,476	2,476
Total notes payable	171,899	179,271	188,135	184,467	192,057	213,551
Subordinated debt	90,500	53,668	53,668	90,500	50,928	50,928
Total	$286,864	$257,028	$266,510	$300,667	$268,288	$290,372

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Bank loan:
In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020. The 2020 KWH Loan has an annual interest rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") having a floor of 0.75%, plus 3.00%. At March 31, 2021, the interest rate was 3.75%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.
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
On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at March 31, 2021 of $6.8 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note"). The Net Lease Note required monthly payments of interest and was secured by certain investments of Net Lease. The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties and the existing financing was repaid. Each of these transactions closed on October 30, 2020, however because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continues to report the $9.0 million mezzanine debt, which represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.
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
On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans, which included principal and interest of $0.4 million. In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million. The carrying value of the PPP at December 31, 2020 of $2.5 million represents its unpaid principal balance.
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
The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 18, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $2.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and March 31, 2021, $1.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $1.0 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2021 and December 31, 2020, deferred interest payable of $15.2 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.
Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2020. The Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures. As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2021, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it. Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default. The Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2020, shortly after the filing of the Form 10-Q for the three months ended March 31, 2021.
NOTE 11 LEASES
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
Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2021 were $0.3 million and less than $0.1 million, respectively.
The annual maturities of lease liabilities as of March 31, 2021 were as follows:

(in thousands)	Lease Commitments
2021	$737
2022	899
2023	624
2024	550
2025	381
2026 and thereafter	165
Total undiscounted lease payments	3,356
Imputed interest	348
Total lease liabilities	$3,008
The weighted-average remaining lease term for our operating leases was 4.33 years as of March 31, 2021. The weighted average discount rate of our operating leases was 5.28% as of March 31, 2021. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
(b)          Lessor leases:
The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three months ended March 31, 2021 and March 31, 2020. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024 and $0.1 million for 2025. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 9, "Property and Equipment".
Lease revenue related to operating leases was $3.3 million for each of the three months ended March 31, 2021 and March 31, 2020.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(19,529)	(18,493)
Net property and equipment leased	$93,479	$94,515

As of March 31, 2021, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2021	$9,113
2022	12,371
2023	12,649
2024	12,934
2025	13,225
Thereafter	123,738
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
The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended March 31,
	2021	2020

Vehicle service agreement fees and GAP commissions - IWS, Geminus and PWI	$14,674	$7,976
Maintenance support service fees - Trinity	1,050	554
Warranty product commissions - Trinity	929	861
Homebuilder warranty service fees - PWSC	1,725	1,437
Homebuilder warranty commissions - PWSC	196	358
Service fee and commission revenue	$18,574	$11,186

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 6% to 13% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.
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
Homebuilder warranty service fees include fees collected from the sale of warranties issued by new homebuilders. The Company receives a single warranty service fee as its transaction price at the time it enters into a written contract with each of its builder customers. Each contract contains two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product, and is earned at the time the home is enrolled and the warranty product is delivered. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services, and is earned as services are performed over the warranty coverage period.
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
The Company's revenue recognition policies are further described in Note 2(p), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2020 Annual Report.
Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2021 and December 31, 2020 were $5.0 million and $3.9 million, respectively.
The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Deferred service fees were $86.9 million and $87.9 million at March 31, 2021 and December 31, 2020, respectively. The decrease in deferred service fees between December 31, 2020 and March 31, 2021 is primarily due to the recognition of deferred service fees in excess of additions to deferred service fees during the three months ended March 31, 2021.
The Company expects to recognize within one year as service fee and commission revenue approximately 49.7% of the deferred service fees as of March 31, 2021. Approximately $12.2 million and $5.5 million of service fee and commission revenue recognized during the three months ended March 31, 2021 and March 31, 2020 was included in deferred service fees as of December 31, 2020 and December 31, 2019, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 13 INCOME TAXES
Income tax (benefit) expense for the three months ended March 31, 2021 and March 31, 2020 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to income (loss) before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2021	2020
Income tax (benefit) expense at United States statutory income tax rate	$100	$(47)
Valuation allowance	(299)	241
Non-deductible compensation	138	(43)
Non-taxable income	(524)	—
Investment income	17	(128)
State income tax	53	38
Change in unrecognized tax benefits(1)	38	68
Indefinite life intangibles	54	54
Other	(2)	(13)
Income tax (benefit) expense	$(425)	$170
(1) Includes interest and penalty expense related to unrecognized tax benefits.
The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2021 and December 31, 2020. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2021 and December 31, 2020 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. For the three months ended March 31, 2021 and March 31, 2020, the Company released into income $0.6 million and zero, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life.
The Company carries net deferred income tax liabilities of $27.0 million and $27.6 million at March 31, 2021 and December 31, 2020, respectively, that consists of:
•$7.6 million and $7.6 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards;
•$21.9 million and $21.9 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•$1.9 million and $1.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life; and
•$0.6 million and $0.6 million of deferred state income tax assets.
As of March 31, 2021 and December 31, 2020, the Company carried a liability for unrecognized tax benefits of $1.4 million which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of less than $0.1 million and $0.1 million related to interest and penalty accruals for the three months ended March 31, 2021 and March 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company carried an accrual for the payment of interest and penalties of $1.6 million and $1.6 million, respectively, included in income taxes payable in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 14 EARNINGS (LOSS) PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the three months ended March 31, 2021 and March 31, 2020:

(in thousands, except per share data)	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss)	$899	$(393)
Less: net income attributable to noncontrolling interests	(259)	(721)
Less: dividends on preferred stock	(238)	(377)
Net income (loss) attributable to common shareholders used in calculating basic earnings (loss) per share	$402	$(1,491)
Adjustment for proportionate interest in PWSC's earnings attributable to common stock	(30)	—
Net income (loss) attributable to common shareholders used in calculating diluted earnings (loss) per share	$372	$(1,491)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,218	22,069
Weighted average diluted shares
Weighted average common shares outstanding	22,218	22,069
Effect of potentially dilutive securities (a)	—	—
Stock options	—	—
Unvested restricted stock awards	1	—
Warrants	—	—
Convertible preferred stock	—	—
Total weighted average diluted shares	22,219	22,069
Basic earnings (loss) per share	$0.02	$(0.07)
Diluted earnings (loss) per share	$0.02	$(0.07)
(a)Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a net loss attributable to common shareholders for the three months ended March 31, 2020, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.
Basic earnings (loss) per share is calculated using weighted-average common shares outstanding. Diluted earnings (loss) per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.
The following weighted-average potentially dilutive securities are not included in the diluted earnings (loss) per share calculations above because they would have had an antidilutive effect on the earnings (loss) per share:

	Three months ended March 31,
	2021	2020
Stock options	—	40,000
Unvested restricted stock awards	1,338,425	500,000
Warrants	4,923,765	4,923,765
Convertible preferred stock	1,142,975	1,142,975
Total	$7,405,165	$6,606,740

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

NOTE 15 STOCK-BASED COMPENSATION
(a)     Restricted Stock Awards
Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). There are no 2014 Restricted Stock Awards outstanding at March 31, 2021. On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020. The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards became partially vested on February 28, 2020.
On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2021 was $1.1 million.
Under the 2020 Equity Incentive Plan, the Company granted 1,060,000 restricted common stock awards to certain officers of the Company during the first quarter of 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at March 31, 2021 was $3.9 million.
The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2021:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value (per Share)
Unvested at December 31, 2020	500,000	$5.73
Granted	1,060,000	4.64
Vested	(154,562)	4.64
Cancelled for Tax Withholding	(65,438)	4.64
Unvested at March 31, 2021	1,340,000	$5.05
The unvested balance at March 31, 2021 in the table above is comprised of 840,000 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.
(b)     Restricted Stock Awards of PWSC
The Company's subsidiary, Professional Warranty Service Corporation ("PWSC"), granted 1,000 restricted Class B common stock awards ("2018 PWSC RSA") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The 2018 PWSC RSA contains both a service and a performance condition that affects vesting. On December 18, 2020, the 2018 PWSC RSA was amended to modify the vesting terms related to the service and performance condition ("Modified PWSC RSA").
PWSC granted 250 restricted Class B common stock awards to an officer of PWSC pursuant to an agreement dated December 18, 2020 ("2020 PWSC RSA"). The 2020 PWSC RSA contains both a service and a performance condition that affects vesting.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vest according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 18, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.
The Modified PWSC RSA and the 2020 PWSC RSA include a noncontingent put option that is exercisable between February 20, 2022 and February 20, 2023. Since the put option is exercisable less than six months after the vesting of certain shares, the compensation expense related to these shares is classified as a liability and included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the liability classified portion of the Modified PWSC RSA and the 2020 PWSC RSA is re-evaluated each reporting period.
At March 31, 2021, both the service condition and performance condition of the Modified PWSC RSA were probable of vesting. At March 31, 2021, there were 437.5 unvested shares of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the Modified PWSC RSA at March 31, 2021 was $0.1 million.
At March 31, 2021, both the service condition and performance condition of the 2020 PWSC RSA were probable of vesting. At March 31, 2021, there were 109.38 unvested shares of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the 2020 PWSC RSA at March 31, 2021 was zero.
Total stock-based compensation, inclusive of Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was an expense of $1.7 million and a benefit of less than $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2021 and March 31, 2020 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2021
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2021	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(71)	—	(1,721)	(1,792)
Amounts reclassified from accumulated other comprehensive income	12	—	—	12
Net current-period other comprehensive loss	(59)	—	(1,721)	(1,780)

Balance at March 31, 2021	$157	$(3,286)	$39,408	$36,279

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

(in thousands)	Three months ended March 31, 2020
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income

Balance at January 1, 2020	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	47	—	11,623	11,670
Amounts reclassified from accumulated other comprehensive income	61	—	—	61
Net current-period other comprehensive income	108	—	11,623	11,731

Balance at March 31, 2020	$167	$(3,286)	$50,197	$47,078
It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three months ended March 31, 2021 and March 31, 2020 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.
Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(12)	$(61)
Other-than-temporary impairment loss	—	—
Income (loss) before income tax (benefit) expense	(12)	(61)
Income tax (benefit) expense	—	—
Net income (loss)	$(12)	$(61)
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

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
Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2021 and March 31, 2020 were:

(in thousands)	Three months ended March 31,
	2021	2020
Revenues:
Extended Warranty:
Service fee and commission revenue	$18,574	$11,186
Other revenue	67	74
Total Extended Warranty	18,641	11,260
Leased Real Estate:
Rental revenue	3,341	3,341
Other revenue	38	68
Total Leased Real Estate	3,379	3,409
Total revenues	$22,020	$14,669

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated net income (loss) for the three months ended March 31, 2021 and March 31, 2020 were:

(in thousands)	Three months ended March 31,
	2021	2020
Segment operating income:
Extended Warranty (a)	$5,310	$850
Leased Real Estate	1,293	597
Total segment operating income	6,603	1,447
Net investment income	421	719
Net realized gains	51	208
Loss on change in fair value of equity investments	(151)	(597)
(Loss) gain on change in fair value of limited liability investments, at fair value	(202)	1,899
Net change in unrealized loss on private company investments	—	(670)
Other-than-temporary impairment loss	—	(117)
Interest expense not allocated to segments	(1,552)	(2,153)
Other revenue and expenses not allocated to segments, net	(3,491)	(3,030)
Amortization of intangible assets	(497)	(574)
(Loss) gain on change in fair value of debt	(1,019)	2,645
Gain on extinguishment of debt not allocated to segments	311	—
Income (loss) before income tax (benefit) expense	474	(223)
Income tax (benefit) expense	(425)	170
Net income (loss)	$899	$(393)
(a)     For the three months ended March 31, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $3.1 million. See Note 10, "Debt," for further discussion.
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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

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
Warrant liability - The Company issued the KWH Warrants on March 1, 2019. On December 1, 2020, the Company repurchased the KWH Warrants. The KWH Warrants were measured and reported at fair value. The fair value of the warrant liability was estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value was reduced by the remaining debt associated with the 2019 KWH Loan to determine an implied equity value. The liability classified warrants are categorized in Level 3 of the fair value hierarchy.
Stock-based compensation liabilities - As described in Note 15, "Stock-Based Compensation," certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			March 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,624	$—	$10,624	$—	$—
States, municipalities and political subdivisions	1,302	—	1,302	—	—
Mortgage-backed	4,753	—	4,753	—	—
Corporate	3,185	—	3,185	—	—
Total fixed maturities	19,864	—	19,864	—	—
Equity investments:
Common stock	186	186	—	—	—
Warrants	84	—	84	—	—
Total equity investments	270	186	84	—	—
Limited liability investments, at fair value	19,654	—	—	3,374	16,280
Real estate investments	10,662	—	—	10,662	—
Other investments	299	—	299	—	—
Short-term investments	157	—	157	—	—
Total assets	$50,906	$186	$20,404	$14,036	$16,280

Liabilities:
Subordinated debt	$53,668	$—	$53,668	$—	$—
Stock-based compensation liabilities	844	—	—	844	—
Total liabilities	$54,512	$—	$53,668	$844	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

(in thousands)			December 31, 2020
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,104	$—	$10,104	$—	$—
States municipalities and political subdivisions	1,454	—	1,454	—	—
Mortgage-backed	5,394	—	5,394	—	—
Corporate	3,764	—	3,764	—	—
Total fixed maturities	20,716	—	20,716	—	—
Equity investments:
Common stock	155	155	—	—	—
Warrants	289	17	272	—	—
Total equity investments	444	172	272	—	—
Limited liability investments, at fair value	32,811	—	—	3,263	29,548
Real estate investments	10,662	—	—	10,662	—
Other investments	294	—	294	—	—
Short-term investments	157	—	157	—	—
Total assets	$65,084	$172	$21,439	$13,925	$29,548

Liabilities:
Subordinated debt	$50,928	$—	$50,928	$—	$—
Stock-based compensation liabilities	443	—	—	443	—
Total liabilities	$51,371	$—	$50,928	$443	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2021 and March 31, 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,263	$4,392
Distributions received	(22)	(77)
Realized gains included in net income (loss)	22	86
Change in fair value of limited liability investments, at fair value included in net income (loss)	111	12
Ending balance	$3,374	$4,413
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net income (loss)	$111	$12
Included in other comprehensive (loss) income	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net income (loss)	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net income (loss)	—	—
Included in other comprehensive (loss) income	—	—
Ending balance - assets	$14,036	$15,075
Liabilities:
Warrant liability:
Beginning balance	$—	$249
Change in fair value of warrant liability included in net income (loss)	—	(33)
Ending balance	$—	$216
Unrealized gains recognized on warrant liability held at end of period:
Included in net income (loss)	$—	$(33)
Included in other comprehensive (loss) income	$—	$—
Stock-based compensation liabilities:
Beginning balance	$443	$—
Change in fair value of stock-based compensation liabilities included in net income (loss)	401	—
Ending balance	$844	$—
Ending balance - liabilities	$844	$216

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,374	Market approach	Valuation multiples	3.1x-8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$844	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2020:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,263	Market approach	Valuation multiples	3.1x-8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$443	Market approach	Valuation multiple	6.0x

Investments Measured Using the Net Asset Value per Share Practical Expedient
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2021:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$16,280	n/a	n/a	n/a
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2020:

Category	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited liability investments, at fair value	$29,548	n/a	n/a	n/a
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2021 and March 31, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. The Company recorded impairments related to investments in private companies of zero and $0.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairment recorded for the three months ended March 31, 2021 is a result of the impact of COVID-19 on the investment's underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

NOTE 19 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party relationships and transactions.
Argo Management Group, LLC
The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At March 31, 2021 and December 31, 2020, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2021 and the year ended December 31, 2020.

NOTE 20 COMMITMENTS AND CONTINGENCIES
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
In March 2021, DGI, TRT LeaseCo and various other entities affiliated with each of them entered into a settlement agreement with respect to such litigation and certain other matters ("CMC Settlement Agreement"). Pursuant to the CMC Settlement Agreement, the parties agreed that proceeds from increased rental payments due to an earlier amendment to the lease of the Real Property (or any borrowings against such increased rental payments) would be split 80% to DGI as a management fee under the MSA and 20% to CMCA as a priority distribution on its ownership of CMC, after CMCA received a priority payment of $1.5 million. The parties also agreed that net proceeds from an eventual sale or renewal of the lease of the Real Property (after repayment of outstanding indebtedness and various other fees and expenses) would be split as follows:
(a) if such net proceeds are equal to or greater than $72 million, (i) CMCA would receive the first $40 million as a distribution of a preferred return on its ownership of CMC, (ii) CRIC would receive the next $9.4 million as a distribution on its ownership of CMC, (iii) DGI would receive the next $30.6 million as a management fee under the MSA, and (iv) the remainder of such net proceeds (if any) would be split 48.6% to CMCA as a distribution in respect of its ownership of CMC, 40% to DGI in the form of a management fee under the MSA, and 11.4% to CRIC s a distributions in respect of its ownership of CMC; or
(b) if such net proceeds are less than $72 million, (i) 55% to CMCA as a distribution of a preferred return on its ownership of CMC, (ii) 12.9% to CRIC as a distribution on its ownership of CMC, and (iii) 32.1% to DGI in the form of a management fee to DGI under the MSA.
In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement. The Company reported the payments to Aegis in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020. No payments were made under the Settlement Agreement during the three months ended March 31, 2021. The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2021.
(b)    Guarantee:
As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. A security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease Investment Grade Portfolio LLC ("Net Lease"), as well as any distributions to the Company from Net Lease, is collateral for the Company’s

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2021

payment of obligations with respect to the open claims. There were no payments made related to the open claims during the three months ended March 31, 2021 and March 31, 2020. The Company's potential exposure under these agreements was not reasonably determinable at March 31, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2021.
(c) Collateral pledged and restricted cash:
Short-term investments with an estimated fair value of $0.2 million at March 31, 2021 and December 31, 2020, were on deposit with state regulatory authorities.
The Company also has restricted cash of $29.5 million and $30.6 million at March 31, 2021 and December 31, 2020, respectively. Included in restricted cash are:
•$26.9 million and $27.7 million at March 31, 2021 and December 31, 2020, respectively, held as deposits by IWS Acquisition Corporation ("IWS"), Professional Warranty Service Corporation ("PWSC"), Geminus Holding Company, Inc. ("Geminus") and PWI;
•$1.9 million at both March 31, 2021 and December 31, 2020, on deposit with state regulatory authorities; and
•$0.7 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.
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
NON-U.S. GAAP FINANCIAL MEASURE
Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentation of net income (loss), we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.
Segment Operating Income
Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is income (loss) before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized gains, loss on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other income and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to income (loss) before income tax (benefit) expense for the three months ended March 31, 2021 and March 31, 2020 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES
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

KINGSWAY FINANCIAL SERVICES INC.
The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include the provision for unpaid loss and loss adjustment expenses; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for stock-based compensation liabilities; and revenue recognition. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.
The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report. There has been no material change subsequent to December 31, 2020 to the information previously disclosed in the 2020 Annual Report with respect to these significant accounting policies and critical estimates.
RESULTS OF CONTINUING OPERATIONS
A reconciliation of total segment operating income to net income (loss) for the three months ended March 31, 2021 and March 31, 2020 is presented in Table 1 below:
Table 1 Segment Operating Income
(in thousands of dollars)

	For the three months ended March 31,
	2021	2020	Change
Segment operating income:
Extended Warranty	$5,310	$850	$4,460
Leased Real Estate	1,293	597	696
Total segment operating income	6,603	1,447	5,156
Net investment income	421	719	(298)
Net realized gains	51	208	(157)
Loss on change in fair value of equity investments	(151)	(597)	446
(Loss) gain on change in fair value of limited liability investments, at fair value	(202)	1,899	(2,101)
Net change in unrealized loss on private company investments	—	(670)	670
Other-than-temporary impairment loss	—	(117)	117
Interest expense not allocated to segments	(1,552)	(2,153)	601
Other revenue and expenses not allocated to segments, net	(3,491)	(3,030)	(461)
Amortization of intangible assets	(497)	(574)	77
(Loss) gain on change in fair value of debt	(1,019)	2,645	(3,664)
Gain on extinguishment of debt not allocated to segments	311	—	311
Income (loss) before income tax (benefit) expense	474	(223)	697
Income tax (benefit) expense	(425)	170	(595)
Net income (loss)	$899	$(393)	$1,292
Net Income (Loss)
In the first quarter of 2021, we reported net income of $0.9 million compared to net loss of $0.4 million in the first quarter of 2020. The net income for the three months ended March 31, 2021 is primarily due to operating income in Extended Warranty and Leased Real Estate, partially offset by interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt. For the three months ended March 31, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness. See Note 10, "Debt," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.
The net loss for the three months ended March 31, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by gain on change in fair value of debt and gain on change in fair value of limited liability investments, at fair value.
Extended Warranty
The Extended Warranty service fee and commission revenue increased 66.1% (or $7.4 million) to $18.6 million for the three months ended March 31, 2021 compared with $11.2 million for the three months ended March 31, 2020. The increase in service fee and commission revenue is primarily due to the inclusion of PWI for the first quarter of 2021 following its acquisition effective December 1, 2020. PWI service fee and commission revenue was $7.4 million for the three months ended March 31, 2021.
The Extended Warranty operating income was $5.3 million for the three months ended March 31, 2021 compared with $0.9 million for the three months ended March 31, 2020. The increase in operating income is primarily due to the following:
•Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million;
•$1.1 million due to the inclusion of PWI in 2021 following its acquisition effective December 1, 2020;
•A $1.2 million increase at IWS to $1.6 million for the three months ended March 31, 2021, due to a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by a slight decrease in revenue;
•A $0.3 million increase at Trinity to $0.3 million for the three months ended March 31, 2021, driven by increased revenues in its equipment breakdown and maintenance support services and increased margin on the extended warranty services product, partially offset by a related increase in cost of services sold compared to the same period in 2020;
•A $1.0 million increase at Geminus to $1.3 million for the three months ended March 31, 2021, due to lower general and administrative expenses that was partially offset by a slight decrease in revenue compared with the three months ended March 31, 2020; and
•A $0.8 million increase at PWSC to $1.0 million for the three months ended March 31, 2021, due to a slight increase in revenue and lower general and administrative expenses.
Leased Real Estate
Leased Real Estate rental income was $3.3 million for each of the three months ended March 31, 2021 and March 31, 2020. The rental income is derived from CMC's long-term triple net lease.
Leased Real Estate operating income was $1.3 million for the three months ended March 31, 2021 compared with $0.6 million for the three months ended March 31, 2020, primarily due to a $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation (see Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further information on the settlement). Leased Real Estate operating income includes interest expense of $1.5 million for each of the three months ended March 31, 2021 and March 31, 2020.
Net Investment Income
Net investment income was $0.4 million in the first quarter of 2021 compared to $0.7 million in the first quarter of 2020. The decrease in net investment income for the three months ended March 31, 2021 relates primarily to less investment income recorded from the Company's limited liability investments, at fair value and fixed maturities as a result of general changes in market conditions.

KINGSWAY FINANCIAL SERVICES INC.
Net Realized Gains
Net realized gains were $0.1 million in the first quarter of 2021 compared to $0.2 million in the first quarter of 2020. The net realized gains for the three months ended March 31, 2021 and March 31, 2020 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings"), realized gains from sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions.
Loss on Change in Fair Value of Equity Investments
Loss on change in fair value of equity investments was $0.2 million in the first quarter of 2021 compared to $0.6 million in the first quarter of 2020. Significant drivers include:
•Unrealized losses of $0.2 million and $0.6 million on equity investments held during the three months ended March 31, 2021 and March 31, 2020, respectively; and
•Net realized gains of less than $0.1 million on equity investments sold during the three months ended March 31, 2021 compared to zero during the three months ended March 31, 2020.
(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value
Loss on change in fair value of limited liability investments, at fair value was $0.2 million in the first quarter of 2021 compared to a gain of $1.9 million in the first quarter of 2020. The loss for the three months ended March 31, 2021 represents a decrease in fair value of $0.3 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by an increase in fair value of $0.1 million related to Argo Holdings. The gain for the three months ended March 31, 2020 includes increases in fair value of $1.9 million related to Net Lease and less than $0.1 million related to Argo Holdings.
Net Change in Unrealized Loss on Private Company Investments
Net change in unrealized loss on private company investments was zero in the first quarter of 2021 compared to $0.7 million in the first quarter of 2020. For the three months ended March 31, 2021 and March 31, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down one of its investments for other-than-temporary impairment of $0.7 million for the three months ended March 31, 2020 as a result of the impact of COVID-19 on the investment's underlying business.
Interest Expense not Allocated to Segments
Interest expense not allocated to segments for the first quarter of 2021 was $1.6 million compared to $2.2 million in the first quarter of 2020. The decrease for the three months ended March 31, 2021 is primarily attributable to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended March 31, 2021 compared to the same period in 2020, as well as less interest expense at Net Lease as a result of repaying their existing financing during the first quarter of 2021. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. See "Debt" section below for further details.
Other Revenue and Expenses not Allocated to Segments, Net
Other revenue and expenses not allocated to segments, net was a net expense of $3.5 million in the first quarter of 2021 compared to $3.0 million in the first quarter of 2020.
The increase in net expense for the three months ended March 31, 2021 is primarily attributable higher salary expense related to restricted stock awards, partially offset by a $0.9 million decrease in expense recorded pursuant to outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis") recorded during the first quarter of 2020 and a decrease in audit professional services fees incurred during the three months ended March 31, 2021 compared to the same period in 2020.
See Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion related to Aegis.

KINGSWAY FINANCIAL SERVICES INC.
(Loss) Gain on Change in Fair Value of Debt
Loss on change in fair value of debt was $1.0 million in the first quarter of 2021 compared to a gain of $2.6 million in the first quarter of 2020. The loss for the three months ended March 31, 2021 reflects an increase in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which was primarily the result of a decrease in the risk-free rate and lower overall LIBOR rates. The gain for the three months ended March 31, 2020 reflects decreases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.
Gain on Extinguishment of Debt not Allocated to Segments
For the three months ended March 31, 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain on forgiveness of the balance of the holding company's loan obtained through the PPP. See Note 10, "Debt," to the unaudited consolidated interim financial statements, for further discussion.
Income Tax (Benefit) Expense
Income tax benefit for the first quarter of 2021 was $0.4 million compared to income tax expense of $0.2 million in the first quarter of 2020. See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three months ended March 31, 2021 and March 31, 2020.

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

At March 31, 2021, we held cash and cash equivalents, restricted cash and investments with a carrying value of $100.4 million.
Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2021	% of Total	December 31, 2020	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	10,624	10.6%	10,104	8.8%
States, municipalities and political subdivisions	1,302	1.3%	1,454	1.3%
Mortgage-backed	4,753	4.7%	5,394	4.7%
Corporate	3,185	3.2%	3,764	3.3%
Total fixed maturities	19,864	19.8%	20,716	18.1%
Equity investments:
Common stock	186	0.2%	155	0.1%
Warrants	84	—%	289	0.3%
Total equity investments	270	0.2%	444	0.4%
Limited liability investments	3,683	3.7%	3,692	3.2%
Limited liability investments, at fair value	19,654	19.6%	32,811	28.7%
Investments in private companies	790	0.8%	790	0.7%
Real estate investments	10,662	10.6%	10,662	9.3%
Other investments	299	0.3%	294	0.2%
Short-term investments	157	0.2%	157	0.1%
Total investments	55,379	55.2%	69,566	60.7%
Cash and cash equivalents	15,489	15.4%	14,374	12.6%
Restricted cash	29,542	29.4%	30,571	26.7%
Total	100,410	100.0%	114,511	100.0%
Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investments classified as available-for-sale to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2020 Annual Report.
As a result of the analysis performed, the Company recorded the following write downs for other-than-temporary impairment:
•Other investments: zero and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
•Limited liability investments, at fair value: less than $0.1 million and zero for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.
•Investments in private companies: zero and $0.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.
There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments for the three months ended March 31, 2021 and March 31, 2020.
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
At March 31, 2021 and December 31, 2020, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2021 and December 31, 2020, all unrealized losses on individual investments were considered temporary.
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
In 2019, the Company formed KWH, whose subsidiaries include IWS, Geminus and Trinity. On March 1, 2019, KWH borrowed a principal amount of $10.0 million from a bank to finance its acquisition of Geminus (the "2019 KWH Loan"). The 2019 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25%. The 2019 KWH Loan was scheduled to mature on March 1, 2024; however, the principal was fully repaid on December 1, 2020.
As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to finance its acquisition of PWI (the "2020 KWH Loan"). The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% and is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025. See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details.
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
On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheet at December 31, 2020 at its unpaid principal balance. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties and the existing financing was repaid. Each of these transactions closed on October 30, 2020, however because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continues to report the $9.0 million mezzanine debt.

KINGSWAY FINANCIAL SERVICES INC.
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
On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans, which included principal and interest of $0.4 million. In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million. The carrying value of the PPP at December 31, 2020 represents its unpaid principal balance.
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
During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2021 and December 31, 2020, deferred interest payable of $15.2 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.
The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.
The Company's subordinated debt is measured and reported at fair value. At March 31, 2021, the carrying value of the subordinated debt is $53.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.
During the three months ended March 31, 2021, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2021, along with the passage of time, contributed to the $2.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and March 31, 2021.
Of the $2.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and March 31, 2021, $1.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $1.0 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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
For a description of each of the Company's six subsidiary trusts, see Note 10, "Debt," to the unaudited consolidated interim financial statements.
Pursuant to indentures governing the Company’s subordinated debt, the Company is obligated to deliver audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2020. The Company has been unable to meet this obligation, the failure of which could be declared an event of default under the respective indentures. As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2021, none of the trustees responsible for administering any of our outstanding debt has declared an event of default, if required by the applicable indenture, notified us of an intent to accelerate any portion of the outstanding debt or charge default interest thereon, or pursued any other remedies available to it. Were any of these trustees to declare an event of default, the Company would have a period of time to cure the default. The Company expects to be in a position to deliver to the trustees the requisite audited financial statements for certain of its subsidiaries as of and for the year ended December 31, 2020, shortly after the filing of the Form 10-Q for the three months ended March 31, 2021.

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
Cash Flows
During the three months ended March 31, 2021, the Company reported $1.9 million of net cash used in operating activities. The reconciliation between the Company's reported net income of $0.9 million and the $1.9 million of net cash used in operating activities can be explained primarily by the $2.5 million gain on extinguishment of debt.
During the three months ended March 31, 2021, the net cash provided by investing activities was $13.5 million. This source of cash was primarily attributed to a distribution received by Net Lease from one of its limited liability investment companies of $12.9 million, as well as proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.
During the three months ended March 31, 2021, the net cash used in financing activities was $11.5 million. This use of cash was primarily attributed to principal repayment on bank loan of $1.2 million and principal repayments of $10.1 million on the notes payable, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $1.1 million of which relates principal paydowns on the Mortgage and the Flower Note.
Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2021, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary insurance regulations.
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
Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described in Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).
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
The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.8 million (approximately eight months of operating cash outflows) and $1.1 million at March 31, 2021 and December 31, 2020, respectively. The amount as of March 31, 2021 excludes future actions available to the holding company that could be taken to increase liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $15.5 million and $14.4 million reported at March 31, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets. The cash and cash equivalents and restricted cash other than the holding company’s liquidity represent restricted and unrestricted cash held by Amigo, Kingsway Reinsurance Corporation ("Kingsway Re") and the Company’s Extended Warranty and Leased Real Estate segments.
As of the filing date of this report on Form 10-Q for the three months ended March 31, 2021, the holding company’s liquidity of $2.2 million represented approximately five months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company.
The holding company’s liquidity at March 31, 2021 and as of the filing date of this report on Form 10-Q for the three months ended March 31, 2021 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three months ended March 31, 2021, they do represent future sources of liquidity.
As of March 31, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares are required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company has sufficient legally available funds to do so. Additionally, the

KINGSWAY FINANCIAL SERVICES INC.
Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $15.2 million at March 31, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company currently projects that it would not have sufficient legally available funds to do so. However, the Company would be prohibited from doing so under Delaware law and, as such, (a) the interest which totaled $15.2 million on March 31, 2021 on the trust preferred securities would remain on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares would not be redeemed on the Redemption Date (with a redemption value of $6.7 million) and would instead remain outstanding and continue to accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. In such a situation, the Company would continue to operate in the ordinary course.
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

KINGSWAY FINANCIAL SERVICES INC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.
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
As a result of the Identified Material Weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2021 and March 31, 2020 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls. The Company has started to implement these steps but notes that a substantial portion of resources during 2020 were dedicated to getting the Company current on its SEC filings; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the Identified Material Weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting
Other than processes and controls that may have been put in place as a result of our remediation of the identified material weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2021, and ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

KINGSWAY FINANCIAL SERVICES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes with respect to those risk factors previously disclosed in our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1	Employment Separation Agreement and Release, by and between Kingsway America, Inc. and Paul R. Hogan, dated as of March 31, 2021. (included as Exhibit 10.1 to Form 8-K, filed April 2, 2021, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 13, 2021	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 13, 2021	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)

