Form 10-Q
period 2021-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2021-08-05
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2021
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 5, 2021 was 24,055,631.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $21,470 and $20,488, respectively)	$21,602	$20,716
Equity investments, at fair value (cost of $1,147 and $1,157, respectively)	225	444
Limited liability investments	3,568	3,692
Limited liability investments, at fair value	20,362	32,811
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	288	294
Short-term investments, at cost which approximates fair value	157	157
Total investments	57,654	69,566
Cash and cash equivalents	17,093	14,374
Restricted cash	27,540	30,571
Accrued investment income	900	757
Service fee receivable, net of allowance for doubtful accounts of $258 and $478, respectively	5,021	3,928
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	14,144	16,323
Deferred acquisition costs, net	9,106	8,835
Property and equipment, net of accumulated depreciation of $26,557 and $24,441, respectively	93,376	95,015
Right-of-use asset	2,560	2,960
Goodwill	121,289	121,130
Intangible assets, net of accumulated amortization of $16,426 and $15,433, respectively	83,140	84,133
Other assets	15,668	4,882
Total Assets	$447,491	$452,474
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$40,671	$42,502
Income taxes payable	188	2,859
Deferred service fees	88,446	87,945
Unpaid loss and loss adjustment expenses	1,407	1,449
Bank loan	23,182	25,303
Notes payable	191,143	192,057
Subordinated debt, at fair value	58,218	50,928
Lease liability	2,814	3,213
Net deferred income tax liabilities	26,503	27,555
Total Liabilities	432,572	433,811
Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at June 30, 2021 and December 31, 2020, respectively; 182,876 and 182,876 issued and outstanding at June 30, 2021 and December 31, 2020, respectively; redemption amount of $6,828 and $6,658 at June 30, 2021 and December 31, 2020, respectively	6,828	6,504
Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at June 30, 2021 and December 31, 2020, respectively; 22,365,631 and 22,211,069 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	356,331	355,242
Treasury stock, at cost; 247,450 and 247,450 outstanding at June 30, 2021 and December 31, 2020, respectively	(492)	(492)
Accumulated deficit	(394,851)	(394,807)
Accumulated other comprehensive income	32,434	38,059
Shareholders' equity attributable to common shareholders	(6,578)	(1,998)
Noncontrolling interests in consolidated subsidiaries	14,669	14,157
Total Shareholders' Equity	8,091	12,159
Total Liabilities, Class A preferred stock and Shareholders' Equity	$447,491	$452,474

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:

Service fee and commission revenue	$18,755	$10,438	$37,329	$21,624
Rental revenue	3,341	3,341	6,682	6,682
Total revenues	22,096	13,779	44,011	28,306
Operating expenses:
Claims authorized on vehicle service agreements	5,251	2,347	9,918	4,727
Loss and loss adjustment expenses	(4)	2	4	15
Commissions	1,576	1,279	3,080	2,582
Cost of services sold	952	347	1,932	750
General and administrative expenses	12,043	8,388	24,509	19,081
Leased real estate segment interest expense	1,500	1,491	2,968	2,990
Total operating expenses	21,318	13,854	42,411	30,145
Operating income (loss)	778	(75)	1,600	(1,839)
Other revenues (expenses), net:
Net investment income	403	681	824	1,400
Net realized gains	187	8	238	216
(Loss) gain on change in fair value of equity investments	(45)	489	(196)	(108)
Gain (loss) on change in fair value of limited liability investments, at fair value	731	(123)	529	1,776
Net change in unrealized loss on private company investments	—	—	—	(670)
Other-than-temporary impairment loss	—	—	—	(117)
Other (expenses) income	(2,741)	65	(2,634)	246
Interest expense not allocated to segments	(1,593)	(1,997)	(3,145)	(4,150)
Amortization of intangible assets	(496)	(573)	(993)	(1,147)
(Loss) gain on change in fair value of debt	(738)	(202)	(1,757)	2,443
Gain on extinguishment of debt	—	—	2,494	—
Total other expenses, net	(4,292)	(1,652)	(4,640)	(111)
Loss from continuing operations before income tax benefit	(3,514)	(1,727)	(3,040)	(1,950)
Income tax benefit	(3,258)	(300)	(3,683)	(130)
(Loss) income from continuing operations	(256)	(1,427)	643	(1,820)
Gain on disposal of discontinued operations, net of taxes	—	6	—	6
Net (loss) income	(256)	(1,421)	643	(1,814)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	428	108	687	829
Less: dividends on preferred stock	85	224	323	601
Net loss attributable to common shareholders	$(769)	$(1,753)	$(367)	$(3,244)
Loss per share – continuing operations:
Basic:	$(0.03)	$(0.08)	$(0.02)	$(0.15)
Diluted:	$(0.03)	$(0.08)	$(0.02)	$(0.15)
Earnings per share – discontinued operations:
Basic:	$—	$—	$—	$—
Diluted:	$—	$—	$—	$—
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.03)	$(0.08)	$(0.02)	$(0.15)
Diluted:	$(0.03)	$(0.08)	$(0.02)	$(0.15)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,366	22,211	22,292	22,140
Diluted:	22,366	22,211	22,292	22,140

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(256)	$(1,421)	$643	$(1,814)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(35)	125	(110)	180
Reclassification adjustment for amounts included in net (loss) income	2	5	14	66
Change in fair value of debt attributable to instrument-specific credit risk	(3,813)	(999)	(5,534)	10,624
Other comprehensive (loss) income	(3,846)	(869)	(5,630)	10,870
Comprehensive (loss) income	(4,102)	(2,290)	(4,987)	9,056
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	426	115	682	844
Comprehensive (loss) income attributable to common shareholders	$(4,528)	$(2,405)	$(5,669)	$8,212
(1) Net of income tax benefit of $0 and $0 for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended June 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, March 31, 2021	22,365,631	$—	$355,999	$(492)	$(394,167)	$36,279	$(2,381)	$14,243	$11,862
Net (loss) income	—	—	—	—	(684)	—	(684)	428	(256)
Preferred stock dividends	—	—	(85)	—	—	—	(85)	—	(85)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	(3,845)	(3,845)	(1)	(3,846)
Stock-based compensation	—	—	417	—	—	—	417	—	417
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091

	Three Months Ended June 30, 2020
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, March 31, 2020	22,211,069	$—	$355,067	$(492)	$(389,196)	$47,078	$12,457	$13,766	$26,223
Net (loss) income	—	—	—	—	(1,529)	—	(1,529)	108	(1,421)
Preferred stock dividends	—	—	(224)	—	—	—	(224)	—	(224)
Other comprehensive (loss) income	—	—	—	—	—	(876)	(876)	7	(869)
Stock-based compensation	—	—	120	—	—	—	120	—	120
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	154,562	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(44)	—	(44)	687	643
Preferred stock dividends	—	—	(323)	—	—	—	(323)	—	(323)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(170)	(170)
Other comprehensive loss	—	—	—	—	—	(5,625)	(5,625)	(5)	(5,630)
Stock-based compensation, net of forfeitures	—	—	1,412	—	—	—	1,412	—	1,412
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091

	Six Months Ended June 30, 2020
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(2,643)	—	(2,643)	829	(1,814)
Preferred stock dividends	—	—	(601)	—	—	—	(601)	—	(601)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	10,855	10,855	15	10,870
Stock-based compensation, net of forfeitures	—	—	82	—	—	—	82	—	82
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities:
Net income (loss)	$643	$(1,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	—	(6)
Equity in net income of limited liability investments	(45)	(12)
Depreciation and amortization expense	3,138	3,335
Stock-based compensation expense, net of forfeitures	2,407	82
Net realized gains	(238)	(216)
Loss on change in fair value of equity investments	196	108
Gain on change in fair value of limited liability investments, at fair value	(529)	(1,776)
Net change in unrealized loss on private company investments	—	670
Loss (gain) on change in fair value of debt	1,757	(2,443)
Loss on change in fair value of derivatives	73	—
Deferred income taxes	(1,052)	(272)
Other-than-temporary impairment loss	—	117
Amortization of fixed maturities premiums and discounts	88	58
Amortization of notes payable premium, discounts and debt issue costs	(430)	(447)
Gain on extinguishment of debt	(2,494)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(1,093)	118
Other receivables, net	2,179	1,776
Deferred acquisition costs, net	(271)	(146)
Other assets	(10,786)	62
Unpaid loss and loss adjustment expenses	(42)	(277)
Deferred service fees	501	(887)
Other, net	(5,510)	954
Net cash used in operating activities	(11,508)	(1,016)
Investing activities:
Proceeds from sales and maturities of fixed maturities	2,894	10,269
Proceeds from sales of equity investments	23	—
Purchases of fixed maturities	(3,952)	(7,405)
Net proceeds from limited liability investments	168	134
Net proceeds from limited liability investments, at fair value	13,188	77
Net proceeds from investments in private companies	89	60
Net proceeds from other investments	6	103
Net purchases of short-term investments	—	(2)
Acquisition of business, net of cash acquired	(50)	—
Net purchases of property and equipment	(506)	(105)
Net cash provided by investing activities	11,860	3,131
Financing activities:
Distributions to noncontrolling interest holders	(170)	(43)
Taxes paid related to net share settlements of restricted stock awards	(323)	(83)
Principal payments on bank loans	(2,161)	(687)
Principal proceeds from notes payable, net of debt issuance costs of $1,685 in 2021	13,270	2,858
Principal payments on notes payable	(11,280)	(2,012)
Net cash (used in) provided by financing activities	(664)	33
Net (decrease) increase in cash and cash equivalents and restricted cash	(312)	2,148
Cash and cash equivalents and restricted cash at beginning of period	44,945	25,661
Cash and cash equivalents and restricted cash at end of period	$44,633	$27,809

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018 the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, asset management and real estate industries.

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

Certain amounts in the unaudited consolidated interim financial statements for the three and six months ended June 30, 2020 have been reclassified in order to conform to the 2021 presentation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for stock-based compensation liabilities; and revenue recognition.

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability, stock-based compensation liabilities and derivative contracts are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below there have been no material changes to our significant accounting policies as reported in our 2020 Annual Report.

Derivatives

During the second quarter of 2021, the Company entered into a pay fixed, receive variable interest rate swap contract to reduce its exposure to changes in interest rates.  The interest rate swap contract is measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheets.  The Company has not elected hedge accounting for the interest rate swap, therefore changes in fair value are recorded in current period earnings and are included in interest expense in the consolidated statement of operations.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

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

Actions available to the holding company to generate liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; exercise of warrants; distributions from the Company’s Extended Warranty subsidiaries, subject to certain restrictions; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.

Historically, dividends from the Leased Real Estate segment are not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. However, as more fully described in Note 21, "Commitments and Contingencies," the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).  In the second quarter of 2021, the Leased Real Estate segment completed a borrowing against the increased rental payments and, as a result, the holding company received a dividend of $2.7 million.  Refer to Note 11, "Debt," for further information about this borrowing.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.6 million (approximately twelve months of operating cash outflows) and $1.1 million at June 30, 2021 and December 31, 2020, respectively. The amount as of June 30, 2021 excludes $1.8 million of cash proceeds received in July 2021 related to the exercise of 350,000 warrants and future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $17.1 million and $14.4 million reported at June 30, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

As of June 30, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $16.4 million at June 30, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.8 million, as of  June 30, 2021 continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

The Company notes there are several variables to consider in such a situation, and management is exploring the following opportunities: negotiating with the holders of the Preferred Shares with respect to key provisions, raising additional funds through capital market transactions, as well as the Company’s strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) ("ASU 2021-04"). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2021-04 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

NOTE 5 ACQUISITION

On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI Holdings, Inc. for cash consideration of $24.4 million. The final purchase price was subject to a working capital true-up that was finalized during the first quarter of 2021 of $0.1 million. PWI Holdings, Inc., through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd. (collectively, "PWI"), markets, sells and administers vehicle service agreements in all fifty states, primarily through a network of automobile dealer partners. As further discussed in Note 18, "Segmented Information," PWI is included in the Extended Warranty segment. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.

The Company has not completed its purchase price allocation associated with the acquisition of PWI due to the timing of the acquisition occurring in December and intends to finalize during 2021 its purchase price allocation fair value analysis of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed are recorded in the consolidated financial statements at their estimated fair values before recognition of any identifiable intangible assets or other fair value adjustments with the excess purchase price all being provisionally allocated to goodwill. These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed are expected to change from the estimates included in these consolidated financial statements. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names, as well as to record a net deferred income tax liability and a reduction in deferred service fees. Other adjustments may be necessary as a result of finalizing the purchase price allocation. Any such adjustments would be made against the preliminary goodwill amount shown in the table below. The goodwill is not deductible for tax purposes. To the extent PWI records a net deferred income tax liability, the Company may be able to release a portion of its deferred income tax valuation allowance in the consolidated statements of operations.  Upon finalization of the purchase price allocation, the Company expects to record amortization expense related to definite lived intangible assets from the date of acquisition through the period in which the purchase price allocation is finalized.  The amortization of deferred service fees from the date of acquisition through the period in which the purchase price allocation is finalized may also need to be adjusted.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The following table summarizes the estimated allocation of the PWI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
December 1, 2020

Cash and cash equivalents	$90
Restricted cash	21,578
Service fee receivable	1,459
Other receivables	2,748
Income taxes recoverable	60
Property and equipment, net	175
Right-of-use asset	254
Goodwill	39,185
Other assets	1,321
Total assets	$66,870

Accrued expenses and other liabilities	$8,165
Lease liability	255
Deferred service fees	34,026
Total liabilities	$42,446

Purchase price	$24,424

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at June 30, 2021 and December 31, 2020 are summarized in the tables shown below:

(in thousands)	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$10,433	$66	$9	$10,490
States, municipalities and political subdivisions	1,279	5	—	1,284
Mortgage-backed	6,025	44	3	6,066
Asset-backed	128	—	1	127
Corporate	3,605	31	1	3,635
Total fixed maturities	$21,470	$146	$14	$21,602

(in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,999	$105	$—	$10,104
States, municipalities and political subdivisions	1,447	7	—	1,454
Mortgage-backed	5,334	66	6	5,394
Corporate	3,708	56	—	3,764
Total fixed maturities	$20,488	$234	$6	$20,716

The table below summarizes the Company's fixed maturities at June 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,254	$6,299
Due after one year through five years	12,128	12,205
Due after five years through ten years	1,607	1,617
Due after ten years	1,481	1,481
Total	$21,470	$21,602

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of June 30, 2021 and December 31, 2020. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,534	$9	$—	$—	$4,534	$9
Mortgage-backed	1,137	3	—	—	1,137	3
Asset-backed	127	1	—	—	127	1
Corporate	477	1	—	—	477	1
Total fixed maturities	$6,275	$14	$—	$—	$6,275	$14

(in thousands)	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	834	6	—	—	834	6
Total fixed maturities	$1,345	$6	$—	$—	$1,345	$6

There are approximately 21 and 5 individual available-for-sale investments that were in unrealized loss positions as of June 30, 2021 and December 31, 2020, respectively.

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to other investments for the three months ended June 30, 2021 and June 30, 2020 (zero year to date compared to $0.1 million prior year to date).

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

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2021 and December 31, 2020, the carrying value of limited liability investments totaled $3.6 million and $3.7 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At June 30, 2021, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of June 30, 2021 and December 31, 2020, the carrying value of the Company's limited liability investments, at fair value was $20.4 million and $32.8 million, respectively.  The Company recorded impairments related to limited liability investments, at fair value of zero and less than $0.1 million for the three and six months ended June 30, 2021 (no impairments recorded for the three and six months ended June 30, 2020), which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At June 30, 2021, the Company had no unfunded commitments to fund limited liability investments, at fair value.

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties.  During the second quarter of 2021, one of Net Lease’s limited liability companies sold their investment property for $14.3 million.  As a result of the three-month lag, the Company will record this transaction in its third quarter 2021 financial statements.  During the fourth quarter of 2020, one of Net Lease's limited liability companies sold their investment property. A portion of the proceeds from the sale were distributed to Net Lease who used them primarily to repay their $9.0 million mezzanine loan. As a result of the distribution, Net Lease recorded a gain of $1.2 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $1.2 million, which collectively are included in net investment income in the consolidated statement of operations for the six months ended June 30, 2021.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2021 and December 31, 2020, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended June 30, 2021 and June 30, 2020 (zero and $0.7 million for the six months ended June 30, 2021 and  June 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.  The impairment recorded for the six months ended June 30, 2020 is a result of the impact of COVID-19 on the investment's underlying business.

The Company previously had issued promissory notes (the "Notes") to five former employees (the "Debtors"), which were recorded as other investments in the consolidated balance sheets prior to December 31, 2020.  During the third and fourth quarters of 2020, the Company agreed to accept partial payment from the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the year ended December 31, 2020. During the six months ended June 30, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors.  The remaining principal amount outstanding on the Notes was zero as of June 30, 2021 and December 31, 2020.

Net investment income for the three and six months ended June 30, 2021 and June 30, 2020 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment income:
Interest from fixed maturities	$47	$79	$98	$181
Dividends	31	42	63	87
Income (loss) from limited liability investments	54	(11)	45	12
Income from limited liability investments, at fair value	—	234	81	468
Income from real estate investments	200	200	400	400
Other	90	150	180	277
Gross investment income	422	694	867	1,425
Investment expenses	(19)	(13)	(43)	(25)
Net investment income	$403	$681	$824	$1,400

Gross realized gains and losses on available-for-sale investments, limited liability investments, at fair value and investments in private companies for the three and six months ended June 30, 2021 and June 30, 2020 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross realized gains	$261	$8	$312	$216
Gross realized losses	(74)	—	(74)	—
Net realized gains	$187	$8	$238	$216

(Loss) gain on change in fair value of equity investments for the three and six months ended June 30, 2021 and June 30, 2020 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net gains recognized on equity investments sold during the period	$—	$—	$13	$—
Change in unrealized (losses) gains on equity investments held at end of the period	(45)	489	(209)	(108)
(Loss) gain on change in fair value of equity investments	$(45)	$489	$(196)	$(108)

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

The components of deferred acquisition costs and the related amortization expense for the three and six months ended June 30, 2021 and June 30, 2020 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance, net	$8,843	$8,744	$8,835	$8,604
Additions	1,687	1,158	3,038	2,254
Amortization	(1,424)	(1,152)	(2,767)	(2,108)
Balance at June 30, net	$9,106	$8,750	$9,106	$8,750

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

The Company performed a Step 1 impairment assessment for Leased Real Estate at June 30, 2021 based on the sensitivity of interest rates in determining fair value and the impact that the additional borrowing may have on the determination of fair value.  The results of this assessment indicated the fair value exceeded carrying value for Leased Real Estate. See Note 11, "Debt," for further information regarding the additional borrowing.

Intangible assets at June 30, 2021 and December 31, 2020 are comprised as follows:

(in thousands)	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,242	$676
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,995	4,651
In-place lease	1,125	312	813
Non-compete	266	197	69
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$16,426	$83,140

(in thousands)	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,997	$921
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,305	5,341
In-place lease	1,125	281	844
Non-compete	266	170	96
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,433	$84,133

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $0.5 million and $0.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively ($1.0 million and $1.1 million for the six months ended June 30, 2021and  June 30, 2020, respectively).

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and six months ended June 30, 2021 and June 30, 2020.

As further discussed in Note 5, "Acquisition," the Company acquired PWI on December 1, 2020 and intends to finalize the fair value analysis of the assets acquired and liabilities assumed during 2021. Based upon historical acquisitions and a preliminary analysis of PWI, the Company would expect to record intangible assets relating to customer relationships and trade names.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2021 and December 31, 2020 are comprised as follows:

(in thousands)	June 30, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	20,495	70,813
Buildings	580	72	508
Leasehold improvements	289	144	145
Furniture and equipment	1,160	1,014	146
Computer hardware	5,476	4,832	644
Total	$119,933	$26,557	$93,376

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

(in thousands)	December 31, 2020
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	18,428	72,880
Buildings	580	65	515
Leasehold improvements	296	125	171
Furniture and equipment	1,223	1,074	149
Computer hardware	4,929	4,749	180
Total	$119,456	$24,441	$95,015

For each of the three months ended June 30, 2021 and June 30, 2020, depreciation expense on property and equipment of $1.1 million ($2.1 million and $2.2 million for the six months ended June 30, 2021 and  June 30, 2020, respectively), is included in general and administrative expenses in the consolidated statements of operations.

NOTE 10 DERIVATIVES

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable LIBOR interest rate on a portion of its 2020 KWH Loan (as defined below in Note 11, "Debt") to a fixed interest rate of 1.18%.  The interest rate swap has an initial notional amount of $11.9 million and matures on February 29, 2024.  The purpose of this interest rate swap, which is not designated as a cash flow hedge, is to reduce the Company's exposure to variability in cash flows from interest payments attributable to fluctuations in the variable interest rate associated with the 2020 KWH Loan.  The Company has not elected hedge accounting for the interest rate swap.  The interest rate swap is recorded in the consolidated balance sheet at fair value with changes in fair value recorded in the consolidated statement of operations.

The notional amount of the interest rate swap contract is $11.4 million at June 30, 2021.  At June 30, 2021, the fair value of the interest rate swap contract was a liability of $0.1 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet.  During the three months ended June 30, 2021, the Company recognized a loss of $0.1 million related to the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash payments of less than $0.1 million were made during the three months ended June 30, 2021, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash used in operating activities.

NOTE 11 DEBT

Debt consists of the following instruments at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021			December 31, 2020
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2020 KWH Loan	$23,539	$23,182	$23,915	$25,700	$25,303	$25,893
Total bank loan	23,539	23,182	23,915	25,700	25,303	25,893
Notes payable:
Mortgage	164,123	171,280	182,871	166,106	173,696	194,158
Additional Mortgage	14,893	13,212	15,366	—	—	—
Flower Note	6,651	6,651	7,341	6,885	6,885	7,863
Net Lease Note	—	—	—	9,000	9,000	9,054
PPP	—	—	—	2,476	2,476	2,476
Total notes payable	185,667	191,143	205,578	184,467	192,057	213,551
Subordinated debt	90,500	58,218	58,218	90,500	50,928	50,928
Total	$299,706	$272,543	$287,711	$300,667	$268,288	$290,372

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

(a)          Bank loan:

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020. The 2020 KWH Loan has an annual interest rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), having a floor of 0.75%, plus 3.00%. At June 30, 2021, the interest rate was 3.75%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  See Note 21(a), "Commitments and Contingencies - Legal proceedings," for further discussion of the CMC litigation settlement agreement.  In the consolidated statement of cash flows, the additional borrowing of $15.0 million is shown as a cash inflow in the net cash provided by financing activities and the advancement of the management fee of $10.6 million is shown as an outflow in the net cash used in operating activities.

The Additional Mortgage matures on May 15, 2034 and has a fixed interest rate of 3.20%.  The Company recorded as a discount to the carrying value of the Additional Mortgage issuance costs of $1.7 million specifically related to the Additional Mortgage. The Additional Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Additional Mortgage disclosed in the table above is derived from quoted market prices of A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

Both the Mortgage and the Additional Mortgage are nonrecourse indebtedness with respect to CMC and its subsidiaries, and the Mortgage and Additional Mortgage are not, nor will it be, guaranteed by Kingsway or its affiliates. The Mortgage and Additional Mortgage are collateralized by a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property") and the assignment of leases and rents related to a long-term triple net lease agreement with an unrelated third-party.

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at June 30, 2021 of $6.7 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Net Lease Note") at December 31, 2020. The Net Lease Note required monthly payments of interest and was secured by certain investments of Net Lease. The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties and the existing financing was repaid. Each of these transactions closed on October 30, 2020; however, because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continued to report the $9.0 million mezzanine debt, which represents its unpaid principal balance. The fair value of the Net Lease Note disclosed in the table above is derived from quoted market prices of B and B minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 19, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $7.3 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and June 30, 2021, $5.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $1.8 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2021 and December 31, 2020, deferred interest payable of $16.4 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

NOTE 12 LEASES

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2021 were $0.2 million and $0.1 million, respectively ($0.5 million and $0.1 million for the six months ended June 30, 2021).

The annual maturities of lease liabilities as of June 30, 2021 were as follows:

(in thousands)	Lease Commitments
2021	$502
2022	899
2023	624
2024	550
2025	381
2026 and thereafter	165
Total undiscounted lease payments	3,121
Imputed interest	307
Total lease liabilities	$2,814

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The weighted-average remaining lease term for our operating leases was 4.14 years as of June 30, 2021. The weighted average discount rate of our operating leases was 5.27% as of June 30, 2021. Cash paid for amounts included in the measurement of lease liabilities was $0.5 million and $0.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

(b)          Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three and six months ended June 30, 2021 and June 30, 2020. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024 and $0.1 million for 2025. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 9, "Property and Equipment".

Lease revenue related to operating leases was $3.3 million for each of the three months ended  June 30, 2021 and June 30, 2020 ($6.7 million year to date and prior year to date).

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(20,567)	(18,493)
Net property and equipment leased	$92,441	$94,515

As of June 30, 2021, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2021	$6,428
2022	12,371
2023	12,649
2024	12,934
2025	13,225
Thereafter	123,738

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Vehicle service agreement fees and GAP commissions - IWS, Geminus and PWI	$14,676	$7,557	$29,350	$15,533
Maintenance support service fees - Trinity	1,036	491	2,086	1,045
Warranty product commissions - Trinity	1,063	822	1,992	1,683
Homebuilder warranty service fees - PWSC	1,807	1,383	3,532	2,820
Homebuilder warranty commissions - PWSC	173	185	369	543
Service fee and commission revenue	$18,755	$10,438	$37,329	$21,624

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2021 and December 31, 2020 were $5.0 million and $3.9 million, respectively.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Deferred service fees were $88.4 million and $87.9 million at June 30, 2021 and December 31, 2020, respectively. The increase in deferred service fees between December 31, 2020 and June 30, 2021 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the six months ended June 30, 2021.

The Company expects to recognize within one year as service fee and commission revenue approximately 48.7% of the deferred service fees as of June 30, 2021. Approximately $24.7 million and $11.7 million of service fee and commission revenue recognized during the six months ended June 30, 2021 and June 30, 2020 was included in deferred service fees as of December 31, 2020 and December 31, 2019, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

NOTE 14 INCOME TAXES

Income tax benefit for the three and six months ended June 30, 2021 and June 30, 2020 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax benefit at United States statutory income tax rate	$(738)	$(363)	$(638)	$(410)
Valuation allowance	(580)	(120)	(879)	121
Non-deductible compensation	198	25	336	(18)
Non-taxable income	—	—	(524)	—
Investment income	(60)	7	(43)	(121)
State income tax	117	29	170	67
Change in unrecognized tax benefits(1)	(2,853)	69	(2,815)	137
Indemnification receivable	599	(15)	591	(29)
Indefinite life intangibles	53	53	107	107
Other	6	15	12	16
Income tax benefit	$(3,258)	$(300)	$(3,683)	$(130)

(1) Includes interest and penalty expense related to unrecognized tax benefits.

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2021 and December 31, 2020. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2021 and December 31, 2020 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. For the three months ended June 30, 2021 and June 30, 2020, the Company released into income $0.6 million and $0.5 million, respectively ($1.2 million and $0.5 million for the six months ended  June 30, 2021 and June 30, 2020, respectively), of its valuation allowance associated with business interest expense carryforwards with an indefinite life.

The Company carries net deferred income tax liabilities of $26.5 million and $27.6 million at June 30, 2021 and December 31, 2020, respectively, that consists of:

•	$7.6 million and $7.6 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards;
•	$22.0 million and $21.9 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•	$2.5 million and $1.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life; and
•	$0.6 million and $0.6 million of deferred state income tax assets.

During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $2.9 million for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets.  As of June 30, 2021 and December 31, 2020, the Company carried a liability for unrecognized tax benefits of $0.1 million and $1.4 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax benefit of $1.5 million and expense of $0.1 million related to interest and penalty accruals for the three months ended  June 30, 2021 and June 30, 2020, respectively (benefit of $1.5 million and expense of $0.1 million for the six months ended  June 30, 2021 and June 30, 2020, respectively). At June 30, 2021 and December 31, 2020, the Company carried an accrual for the payment of interest and penalties of $0.1 million and $1.6 million, respectively, included in income taxes payable in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

NOTE 15 LOSS FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and six months ended June 30, 2021 and June 30, 2020:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
(Loss) income from continuing operations	$(256)	$(1,427)	$643	$(1,820)
Less: net income attributable to noncontrolling interests	(428)	(108)	(687)	(829)
Less: dividends on preferred stock	(85)	(224)	(323)	(601)
Loss from continuing operations attributable to common shareholders	$(769)	$(1,759)	$(367)	$(3,250)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,366	22,211	22,292	22,140
Weighted average diluted shares
Weighted average common shares outstanding	22,366	22,211	22,292	22,140
Effect of potentially dilutive securities (a)	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	22,366	22,211	22,292	22,140
Basic loss per share	$(0.03)	$(0.08)	$(0.02)	$(0.15)
Diluted loss per share	$(0.03)	$(0.08)	$(0.02)	$(0.15)

(a)

Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and six months ended June 30, 2021 and June 30, 2020, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

Basic loss from continuing operations per share is calculated using weighted-average common shares outstanding. Diluted loss from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.

The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss per continuing operations per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Unvested restricted stock awards	1,340,000	500,000	1,340,000	500,000
Warrants	4,923,765	4,923,765	4,923,765	4,923,765
Convertible preferred stock	1,142,975	1,142,975	1,142,975	1,142,975
Total	$7,406,740	$6,566,740	$7,406,740	$6,566,740

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards

Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). There are no 2014 Restricted Stock Awards outstanding at June 30, 2021. On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020. The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards became partially vested on February 28, 2020.

On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2021 was $1.0 million.

Under the 2020 Equity Incentive Plan, the Company granted 1,060,000 restricted common stock awards to certain officers of the Company during the first quarter of 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the first quarter of 2021, 220,000 shares of the 2021 Restricted Stock Awards became fully vested.  The Company withheld and cancelled 65,438 shares to satisfy tax withholding obligations in connection with the vesting of the 2021 Restricted Stock Awards. Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at June 30, 2021 was $3.6 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2021:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2020	500,000	$5.73
Granted	1,060,000	4.64
Vested	(154,562)	4.64
Cancelled for Tax Withholding	(65,438)	4.64
Unvested at June 30, 2021	1,340,000	$5.05

The unvested balance at June 30, 2021 in the table above is comprised of 840,000 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

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

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vest according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 19, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.

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

At June 30, 2021, both the service condition and performance condition of the Modified PWSC RSA were probable of vesting. At June 30, 2021, there were 437.5 unvested shares of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the Modified PWSC RSA at June 30, 2021 was $0.1 million.

At June 30, 2021, both the service condition and performance condition of the 2020 PWSC RSA were probable of vesting. At June 30, 2021, there were 109.38 unvested shares of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the 2020 PWSC RSA at June 30, 2021 was zero.

Total stock-based compensation expense, inclusive of Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.7 million and $0.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively ($2.4 million and $0.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively).

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2021 and June 30, 2020 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at March 31, 2021	$157	$(3,286)	$39,408	$36,279

Other comprehensive loss arising during the period	(34)	—	(3,813)	(3,847)
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Net current-period other comprehensive loss	(32)	—	(3,813)	(3,845)

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

(in thousands)	Three months ended June 30, 2020
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at March 31, 2020	$167	$(3,286)	$50,197	$47,078

Other comprehensive income (loss) arising during the period	118	—	(999)	(881)
Amounts reclassified from accumulated other comprehensive income	5	—	—	5
Net current-period other comprehensive income (loss)	123	—	(999)	(876)

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

(in thousands)	Six months ended June 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2021	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(105)	—	(5,534)	(5,639)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Net current-period other comprehensive loss	(91)	—	(5,534)	(5,625)

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

(in thousands)	Six months ended June 30, 2020
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2020	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	165	—	10,624	10,789
Amounts reclassified from accumulated other comprehensive income	66	—	—	66
Net current-period other comprehensive income	231	—	10,624	10,855

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2021 and June 30, 2020 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(2)	$(5)	$(14)	$(66)
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax benefit	(2)	(5)	(14)	(66)
Income tax benefit	—	—	—	—
(Loss) income from continuing operations	(2)	(5)	(14)	(66)
Gain on disposal of discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$(2)	$(5)	$(14)	$(66)

NOTE 18 SEGMENTED INFORMATION

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

Leased Real Estate Segment

Leased Real Estate includes the Company's subsidiary, CMC. CMC owns the Real Property that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage and Additional Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage and Additional Mortgage is included in Leased Real Estate's segment operating (loss) income.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2021 and June 30, 2020 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Extended Warranty:
Service fee and commission revenue	$18,755	$10,438	$37,329	$21,624
Total Extended Warranty	18,755	10,438	37,329	21,624
Leased Real Estate:
Rental revenue	3,341	3,341	6,682	6,682
Total Leased Real Estate	3,341	3,341	6,682	6,682
Total revenues	$22,096	$13,779	$44,011	$28,306

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and six months ended June 30, 2021 and June 30, 2020 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Segment operating income:
Extended Warranty (a)	$2,600	$1,285	$7,910	$2,135
Leased Real Estate (b)	(2,302)	838	(1,009)	1,435
Total segment operating income	298	2,123	6,901	3,570
Net investment income	403	681	824	1,400
Net realized gains	187	8	238	216
(Loss) gain on change in fair value of equity investments	(45)	489	(196)	(108)
Gain (loss) on change in fair value of limited liability investments, at fair value	731	(123)	529	1,776
Net change in unrealized loss on private company investments	—	—	—	(670)
Other-than-temporary impairment loss	—	—	—	(117)
Interest expense not allocated to segments	(1,593)	(1,997)	(3,145)	(4,150)
Other revenue and expenses not allocated to segments, net	(2,261)	(2,133)	(5,752)	(5,163)
Amortization of intangible assets	(496)	(573)	(993)	(1,147)
(Loss) gain on change in fair value of debt	(738)	(202)	(1,757)	2,443
Gain on extinguishment of debt not allocated to segments	—	—	311	—
Loss from continuing operations before income tax benefit	(3,514)	(1,727)	(3,040)	(1,950)
Income tax benefit	(3,258)	(300)	(3,683)	(130)
(Loss) income from continuing operations	$(256)	$(1,427)	$643	$(1,820)

(a)

For the six months ended June 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $5.7 million for the six months ended June 30, 2021. See Note 11, "Debt," for further discussion.

(b)

For the three and six months ended June 30, 2021, includes $2.9 million expense due to the release of an indemnification receivable, which is exactly offset in net (loss) gain (not shown here) by an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.

NOTE 19 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability, stock-based compensation liabilities and derivative contracts (interest rate swap) are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

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

•

Mortgage-backed and asset-backed securities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, expected prepayments, expected credit default rates, delinquencies and issue specific information including, but not limited to, collateral type, seniority and vintage.

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

Stock-based compensation liabilities - As described in Note 16, "Stock-Based Compensation," certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

Derivative contracts - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	June 30, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,490	$—	$10,490	$—	$—
States, municipalities and political subdivisions	1,284	—	1,284	—	—
Mortgage-backed	6,066	—	6,066	—	—
Asset-backed	127	—	127	—	—
Corporate	3,635	—	3,635	—	—
Total fixed maturities	21,602	—	21,602	—	—
Equity investments:
Common stock	193	193	—	—	—
Warrants	32	—	32	—	—
Total equity investments	225	193	32	—	—
Limited liability investments, at fair value	20,362	—	—	3,302	17,060
Real estate investments	10,662	—	—	10,662	—
Total assets	$52,851	$193	$21,634	$13,964	$17,060

Liabilities:
Subordinated debt	$58,218	$—	$58,218	$—	$—
Stock-based compensation liabilities	1,134	—	—	1,134	—
Derivative contract - interest rate swap	73	—	73	—	—
Total liabilities	$59,425	$—	$58,291	$1,134	$—

(in thousands)	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,104	$—	$10,104	$—	$—
States municipalities and political subdivisions	1,454	—	1,454	—	—
Mortgage-backed	5,394	—	5,394	—	—
Corporate	3,764	—	3,764	—	—
Total fixed maturities	20,716	—	20,716	—	—
Equity investments:
Common stock	155	155	—	—	—
Warrants	289	17	272	—	—
Total equity investments	444	172	272	—	—
Limited liability investments, at fair value	32,811	—	—	3,263	29,548
Real estate investments	10,662	—	—	10,662	—
Total assets	$64,633	$172	$20,988	$13,925	$29,548

Liabilities:
Subordinated debt	$50,928	$—	$50,928	$—	$—
Stock-based compensation liabilities	443	—	—	443	—
Total liabilities	$51,371	$—	$50,928	$443	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2021 and June 30, 2020:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,374	$4,413	$3,263	$4,392
Distributions received	(211)	—	(233)	(77)
Realized gains included in net (loss) income	188	—	210	86
Change in fair value of limited liability investments, at fair value included in net (loss) income	(49)	(123)	62	(111)
Ending balance	$3,302	$4,290	$3,302	$4,290
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$(49)	$(123)	$62	$(111)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$13,964	$14,952	$13,964	$14,952
Liabilities:
Warrant liability:
Beginning balance	$—	$216	$—	$249
Change in fair value of warrant liability included in net (loss) income	—	43	—	10
Ending balance	$—	$259	$—	$259
Unrealized gains recognized on warrant liability held at end of period:
Included in net (loss) income	$—	$43	$—	$10
Included in other comprehensive (loss) income	$—	$—	$—	$—
Stock-based compensation liabilities:
Beginning balance	$844	$—	$443	$—
Change in fair value of stock-based compensation liabilities included in net (loss) income	290	—	691	—
Ending balance	$1,134	$—	$1,134	$—
Ending balance - liabilities	$1,134	$259	$1,134	$259

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,302	Market approach	Valuation multiples	3.1x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$1,134	Market approach	Valuation multiple	6.0x

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2020:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,263	Market approach	Valuation multiples	3.1x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$443	Market approach	Valuation multiple	6.0x

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$17,060	n/a	n/a	n/a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2020:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$29,548	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. The Company recorded impairments related to investments in private companies of zero for the three months ended June 30, 2021 and June 30, 2020 (zero and $0.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairment recorded for the six months ended June 30, 2021 is a result of the impact of COVID-19 on the investment's underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

NOTE 20 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party relationships and transactions.

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At June 30, 2021 and December 31, 2020, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2021 and the year ended December 31, 2020.

NOTE 21 COMMITMENTS AND CONTINGENCIES

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

On June 2, 2021, TRT, a subsidiary of CMC, borrowed $15.0 million under the Additional Mortgage. The Company distributed $10.6 million to DGI during the second quarter of 2021 as a prepaid management fee, representing 80% of the net proceeds from the Additional Mortgage, and $2.7 million (20%) to CMCA as a priority distribution on its ownership of CMC.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2021

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement. The Company reported the payments to Aegis in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020. No payments were made under the Settlement Agreement during the six months ended June 30, 2021. The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2021.

(b)    Guarantees:

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. A security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, is collateral for the Company’s payment of obligations with respect to the open claims. There were no payments made related to the open claims during the six months ended June 30, 2021 and June 30, 2020. The Company's potential exposure under these agreements was not reasonably determinable at June 30, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2021.

In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  The guarantee fee was recorded as a debt issuance cost related to the Additional Mortgage.

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at June 30, 2021 and December 31, 2020, were on deposit with state regulatory authorities.

The Company also has restricted cash of $27.5 million and $30.6 million at June 30, 2021 and December 31, 2020, respectively. Included in restricted cash are:

•	$24.7 million and $27.7 million at June 30, 2021 and December 31, 2020, respectively, held as deposits by IWS, PWSC, Geminus and PWI;
•	$1.9 million at both June 30, 2021 and December 31, 2020, on deposit with state regulatory authorities; and
•

$0.9 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

Leased Real Estate includes the Company's subsidiary, CMC Industries, Inc. ("CMC"). CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets. Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

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

KINGSWAY FINANCIAL SERVICES INC.

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

NON-U.S. GAAP FINANCIAL MEASURE

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentation of net (loss) income, we present segment operating income (loss) as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income (Loss)

Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is loss from continuing operations before income tax benefit that, in addition to segment operating income (loss), includes net investment income, net realized gains, (loss) gain on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to loss from continuing operations before income tax benefit for the three and six months ended June 30, 2021 and June 30, 2020 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; valuation of mandatorily redeemable preferred stock; accounting for business combinations; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for stock-based compensation liabilities; and revenue recognition. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report. There has been no material change subsequent to December 31, 2020 to the information previously disclosed in the 2020 Annual Report with respect to these significant accounting policies and critical estimates.  The Company has added the following critical accounting policy:

Accounting for Business Combinations:

The acquisition method of accounting is used to account for acquisitions of subsidiaries or other businesses by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, often in consultation with third-party valuation advisors. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2021 and June 30, 2020 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2021	2020	Change	2021	2020	Change
Segment operating income:
Extended Warranty	$2,600	$1,285	$1,315	$7,910	$2,135	$5,775
Leased Real Estate	(2,302)	838	(3,140)	(1,009)	1,435	(2,444)
Total segment operating income	298	2,123	(1,825)	6,901	3,570	3,331
Net investment income	403	681	(278)	824	1,400	(576)
Net realized gains	187	8	179	238	216	22
(Loss) gain on change in fair value of equity investments	(45)	489	(534)	(196)	(108)	(88)
Gain (loss) on change in fair value of limited liability investments, at fair value	731	(123)	854	529	1,776	(1,247)
Net change in unrealized loss on private company investments	—	—	—	—	(670)	670
Other-than-temporary impairment loss	—	—	—	—	(117)	117
Interest expense not allocated to segments	(1,593)	(1,997)	404	(3,145)	(4,150)	1,005
Other revenue and expenses not allocated to segments, net	(2,261)	(2,133)	(128)	(5,752)	(5,163)	(589)
Amortization of intangible assets	(496)	(573)	77	(993)	(1,147)	154
(Loss) gain on change in fair value of debt	(738)	(202)	(536)	(1,757)	2,443	(4,200)
Gain on extinguishment of debt not allocated to segments	—	—	—	311	—	311
Loss from continuing operations before income tax benefit	(3,514)	(1,727)	(1,787)	(3,040)	(1,950)	(1,090)
Income tax benefit	(3,258)	(300)	(2,958)	(3,683)	(130)	(3,553)
(Loss) income from continuing operations	(256)	(1,427)	1,171	643	(1,820)	2,463
Gain on disposal of discontinued operations, net of taxes	—	6	(6)	—	6	(6)
Net (loss) income	$(256)	$(1,421)	$1,165	$643	$(1,814)	$2,457

(Loss) Income from Continuing Operations and Net (Loss) Income

In the second quarter of 2021, we reported loss from continuing operations of $0.3 million compared to $1.4 in the second quarter of 2020. The loss from continuing operations for the three months ended June 30, 2021 is primarily due to operating loss in Leased Real Estate, interest expense not allocated to segments and other revenue and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and income tax benefit.  The loss from continuing operations for the three months ended June 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate and net investment income.

For the six months ended June 30, 2021, we reported income from continuing operations of $0.6 million compared to loss from continuing operations of $1.8 million for the six months ended June 30, 2020.  The income from continuing operations for the six months ended June 30, 2021 is primarily due to operating income in Extended Warranty and net investment income, partially offset by operating loss in Leased Real Estate, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, loss on change in fair value of debt and income tax benefit. For the six months ended June 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness. See Note 11, "Debt," to the unaudited consolidated interim financial statements, for further discussion.  The loss from continuing operations for the six months ended June 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate, gain on change in fair value of debt and gain on change in fair value of limited liability investments, at fair value.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 80.8% (or $8.4 million) to $18.8 million for the three months ended June 30, 2021 compared with $10.4 million for the three months ended June 30, 2020 ($37.3 million year to date compared to $21.6 million prior year to date).  The increase in service fee and commission revenue is primarily due to the inclusion of PWI for the three and six months ended June 30, 2021 following its acquisition effective December 1, 2020. PWI service fee and commission revenue was $7.4 million and $14.8 million for the three and six months ended June 30, 2021, respectively.

The Extended Warranty operating income was $2.6 million for the three months ended June 30, 2021 compared with $1.3 million for the three months ended June 30, 2020 ($7.9 million year to date compared to $2.1 million prior year to date). The increase in operating income is primarily due to the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for the six months ended June 30, 2021;

KINGSWAY FINANCIAL SERVICES INC.

•	$0.8 million due to the inclusion of PWI in 2021 following its acquisition effective December 1, 2020 ($2.0 million year to date);

•

A $0.2 million increase at IWS to $0.6 million for the three months ended June 30, 2021 (an increase of $1.4 million year to date to $2.2 million), due to a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by a slight decrease in revenue;

•

A $0.2 million increase at Trinity to $0.3 million for the three months ended June 30, 2021 (an increase of $0.4 million year to date to $0.6 million), driven by increased revenues in its equipment breakdown and maintenance support services, as well as increased revenue and gross profit on the extended warranty services product, partially offset by a related increase in cost of services sold compared to the same period in 2020;

•

A $0.3 million increase at PWSC to $0.5 million for the three months ended June 30, 2021 (an increase of $1.1 million year to date to $1.5 million), due to an  increase in revenue and lower general and administrative expenses; and

•

A $0.2 million decrease at Geminus to $0.4 million for the three months ended June 30, 2021 due to a decrease in revenue that was partially offset by lower general and administrative expenses compared with the three months ended  June 30, 2020 (an increase of $0.9 million year to date to $1.6 million, due to a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by a  decrease in revenue compared with the six months ended June 30, 2020).

Leased Real Estate

Leased Real Estate rental revenue was $3.3 million for each of the three months ended June 30, 2021 and June 30, 2020 ($6.7 million for each of the six months ended June 30, 2021 and June 30, 2020).  The rental income is derived from CMC's long-term triple net lease.

Leased Real Estate operating loss was $2.3 million for the three months ended June 30, 2021 compared with operating income of $0.8 million for the three months ended June 30, 2020 (operating loss of $1.0 million year to date compared to operating income of $1.4 million prior year to date).  The operating loss for the three and six months ended June 30, 2021 is primarily the result of a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million in net (loss) income), as well as management expense of $0.2 million for the three months ended June 30, 2021 as a result of the March settlement agreement. The operating loss for the six months ended June 30, 2021 also includes a $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation (see Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further information on the settlement). Leased Real Estate operating income includes interest expense of $1.5 million for each of the three months ended June 30, 2021 and June 30, 2020 ($3.0 million for each of the six months ended June 30, 2021 and June 30, 2020).

Net Investment Income

Net investment income was $0.4 million in the second quarter of 2021 compared to $0.7 million in the second quarter of 2020 ($0.8 million year to date compared to $1.4 million prior year to date). The decrease in net investment income for the three and six months ended June 30, 2021 relates primarily to lower investment income from the Company's limited liability investments, at fair value and fixed maturities as a result of general changes in market conditions.

Net Realized Gains

Net realized gains were $0.2 million in the second quarter of 2021 compared to less than $0.1 million in the second quarter of 2020 ($0.2 million year to date compared to $0.2 million prior year to date). The net realized gains for the three and six months ended June 30, 2021 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings").  The net realized gains for the three months ended June 30, 2020 relate to sales of fixed maturities.  The net realized gains for the six months ended June 30, 2020 relate primarily to sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions.

(Loss) Gain on Change in Fair Value of Equity Investments

Loss on change in fair value of equity investments was less than $0.1 million in the second quarter of 2021 compared to a gain of $0.5 million in the second quarter of 2020 (loss of $0.2 million year to date compared to a loss of $0.1 million prior year to date). Significant drivers include:

•

Unrealized losses of less than $0.1 million and unrealized gains of $0.5 million on equity investments held during the three months ended June 30, 2021 and June 30, 2020, respectively (unrealized losses of $0.2 million and $0.1 million, respectively, year to date and prior year to date); and

•	Net realized gains of zero on equity investments sold during the three months ended June 30, 2021 and June 30, 2020 (less than $0.1 million and zero year to date and prior year to date).

KINGSWAY FINANCIAL SERVICES INC.

Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.7 million in the second quarter of 2021 compared to a loss of $0.1 million in the second quarter of 2020 (gain of $0.5 million year to date compared to a gain of $1.8 million prior year to date). The gain for the three months ended June 30, 2021 represents an increase in fair value of $0.8 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease") due to an increase in fair value of the properties held by the underlying LLC's and a reduction in debt at one of the underlying LLC's, partially offset by a decrease in fair value of $0.1 million related to Argo Holdings. The loss for the three months ended June 30, 2020 represents a decrease in fair value of $0.1 million related to Argo Holdings.

The gain for the six months ended June 30, 2021 represent increases in fair value of $0.4 million related to Net Lease and $0.1 million related to Argo Holdings. The gain for the six months ended June 30, 2020 represents an increase in fair value of $1.9 million related to Net Lease, partially offset by a decrease in fair value of $0.1 million related to Argo Holdings.

Net Change in Unrealized Loss on Private Company Investments

Net change in unrealized loss on private company investments was zero in both the second quarter of 2021 and the second quarter of 2020 (zero year to date compared to $0.7 million prior year to date). For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down one of its investments for other-than-temporary impairment of $0.7 million for the six months ended June 30, 2020 as a result of the impact of COVID-19 on the investment's underlying business.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for the second quarter of 2021 was $1.6 million compared to $2.0 million in the second quarter of 2020 ($3.1 million year to date compared to $4.2 million prior year to date). The decrease for the three and six months ended June 30, 2021 is primarily attributable to lower interest expense at Net Lease as a result of repaying their existing financing during the first quarter of 2021, as well as lower interest expense related to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and six months ended June 30, 2021 compared to the same periods in 2020. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $2.3 million in the second quarter of 2021 compared to $2.1 million in the second quarter of 2020 ($5.8 million year to date compared to $5.2 million prior year to date).

The increase in net expense for the three months ended June 30, 2021 is primarily attributable higher salary expense related to restricted stock awards, partially offset by a decrease in audit professional services fees incurred during the three months ended June 30, 2021 compared to the same period in 2020.

The increase in net expense for the six months ended June 30, 2021 is primarily attributable higher salary expense related to restricted stock awards, partially offset by a $0.9 million decrease in expense recorded pursuant to outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis") recorded during the first quarter of 2020 and a decrease in audit professional services fees incurred during the six months ended June 30, 2021 compared to the same period in 2020.

See Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion related to Aegis.

(Loss) Gain on Change in Fair Value of Debt

Loss on change in fair value of debt was $0.7 million in the second quarter of 2021 compared to $0.2 million in the second quarter of 2020 (loss of $1.8 million year to date compared to a gain of $2.4 million prior year to date). The loss for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 reflect increases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which was primarily the result of decreases in the risk-free rate and lower overall LIBOR rates. The gain for the six months ended June 30, 2020 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.

Gain on Extinguishment of Debt not Allocated to Segments

For the six months ended June 30, 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain (recorded in the first quarter) on forgiveness of the balance of the holding company's loan obtained through the PPP. See Note 11, "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Benefit

Income tax benefit for the second quarter of 2021 was $3.3 million compared to $0.3 million in the second quarter of 2020 ($3.7 million year to date compared to $0.1 million prior year to date). During the three months ended June 30, 2021, the Company recorded an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.  See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three and six months ended June 30, 2021 and June 30, 2020.

KINGSWAY FINANCIAL SERVICES INC.

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

At June 30, 2021, we held cash and cash equivalents, restricted cash and investments with a carrying value of $102.3 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	June 30, 2021	% of Total	December 31, 2020	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	10,490	10.3%	10,104	8.8%
States, municipalities and political subdivisions	1,284	1.3%	1,454	1.3%
Mortgage-backed	6,066	5.9%	5,394	4.7%
Asset-backed	127	0.1%	—	—%
Corporate	3,635	3.6%	3,764	3.3%
Total fixed maturities	21,602	21.2%	20,716	18.1%
Equity investments:
Common stock	193	0.2%	155	0.1%
Warrants	32	0.0%	289	0.3%
Total equity investments	225	0.2%	444	0.4%
Limited liability investments	3,568	3.5%	3,692	3.2%
Limited liability investments, at fair value	20,362	19.9%	32,811	28.7%
Investments in private companies	790	0.7%	790	0.7%
Real estate investments	10,662	10.4%	10,662	9.3%
Other investments	288	0.3%	294	0.2%
Short-term investments	157	0.2%	157	0.1%
Total investments	57,654	56.4%	69,566	60.7%
Cash and cash equivalents	17,093	16.7%	14,374	12.6%
Restricted cash	27,540	26.9%	30,571	26.7%
Total	102,287	100.0%	114,511	100.0%

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

KINGSWAY FINANCIAL SERVICES INC.

As a result of the analysis performed, the Company recorded the following write downs for other-than-temporary impairment:

•	Other investments: zero for the three months ended June 30, 2021 and June 30, 2020 (zero and $0.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively).

•

Limited liability investments, at fair value: zero for the three months ended June 30, 2021 and June 30, 2020 (less than $0.1 million and zero for the six months ended June 30, 2021 and June 30, 2020, respectively), which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

•

Investments in private companies: zero for the three months ended June 30, 2021 and June 30, 2020 (zero and $0.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments for the three and six months ended June 30, 2021 and June 30, 2020.

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

At June 30, 2021 and December 31, 2020, the gross unrealized losses for fixed maturities amounted to less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2021 and December 31, 2020, all unrealized losses on individual investments were considered temporary.

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

As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan"). The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% and is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025. See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details.

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

Notes Payable

As part of its acquisition of CMC in July 2016, the Company assumed a mortgage ("the Mortgage") and recorded the Mortgage at its estimated fair value of $191.7 million, which included the unpaid principal amount of $180.0 million as of the date of acquisition plus a premium of $11.7 million. The Mortgage matures on May 15, 2034 and has a fixed interest rate of 4.07%. The Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the premium using the effective interest rate method.

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  See Note 21(a), "Commitments and Contingencies - Legal proceedings," to the unaudited consolidated interim financial statements for further discussion of the CMC litigation settlement agreement.  The Additional Mortgage matures on May 15, 2034 and has a fixed interest rate of 3.20%.  The Additional Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details.

On January 5, 2015, Flower Portfolio 001, LLC assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties ("the Flower Note"). The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The Flower Note is carried in the consolidated balance sheets at its unpaid principal balance.

KINGSWAY FINANCIAL SERVICES INC.

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties ("the Net Lease Note"). The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%. The Net Lease Note is carried in the consolidated balance sheet at December 31, 2020 at its unpaid principal balance. In conjunction with the maturity of the Net Lease Note on November 1, 2020, Net Lease explored alternatives to maximize the value of its investment portfolio. As a result of this process, Net Lease elected to sell one of its three investment real estate properties while refinancing the remaining properties and the existing financing was repaid. Each of these transactions closed on October 30, 2020, however because the Company reports Net Lease on a three-month lag, the consolidated balance sheet at December 31, 2020 continued to report the $9.0 million mezzanine debt.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2021 and December 31, 2020, deferred interest payable of $16.4 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At June 30, 2021, the carrying value of the subordinated debt is $58.2 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the six months ended June 30, 2021, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the six months ended June 30, 2021, along with the passage of time, contributed to the $7.3 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and June 30, 2021.

Of the $7.3 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and June 30, 2021, $5.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $1.8 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

Cash Flows

During the six months ended June 30, 2021, the Company reported $11.5 million of net cash used in operating activities, primarily due to $10.6 million prepaid management fees recorded during the second quarter of 2021.  The $10.6 million was only paid because of the gross proceeds received under the Additional Mortgage (see explanation of cash provided by financing activities below), of which the Company retained $2.7 million.

During the six months ended June 30, 2021, the net cash provided by investing activities was $11.9 million. This source of cash was primarily attributed to a distribution received by Net Lease from one of its limited liability investment companies of $12.9 million during the first quarter of 2021, partially offset by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities.

During the six months ended June 30, 2021, the net cash used in financing activities was $0.7 million. This use of cash was primarily attributed to principal repayment on bank loan of $2.2 million and principal repayments of $11.3 million on the notes payable, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $2.3 million relating to principal paydowns on the Mortgage, Additional Mortgage and the Flower Note; partially offset by net proceeds from notes payable of $13.3 million related to the Additional Mortgage.

Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At June 30, 2021, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary insurance regulations.

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

Actions available to the holding company to generate liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; exercise of warrants; distributions from the Company’s Extended Warranty subsidiaries, as further described below; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.

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

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described in Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).  In the second quarter of 2021, the Leased Real Estate segment completed a borrowing against the increased rental payments and, as a result, the holding company received a dividend of $2.7 million.  Refer to Note 11, "Debt," to the unaudited consolidated interim financial statements, for further information about this borrowing.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.6 million (approximately twelve months of operating cash outflows) and $1.1 million at June 30, 2021 and December 31, 2020, respectively. The amount as of June 30, 2021 excludes $1.8 million of cash proceeds received in July 2021 related to the exercise of 350,000 warrants and future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $17.1 million and $14.4 million reported at June 30, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC.

As of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2021, the holding company’s liquidity of $7.0 million represented approximately 17 months of regularly recurring operating expenses before any transaction-related expenses, any new holding company investments or any other extraordinary demands on the holding company.

The holding company’s liquidity at June 30, 2021 and as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2021 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company as of the filing date of this report on Form 10-Q for the three and six months ended June 30, 2021, they do represent future sources of liquidity.

As of June 30, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $16.4 million at June 30, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.8 million as of June 30, 2021, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

The Company notes there are several variables to consider in such a situation, and management is exploring the following opportunities: negotiating with the holders of the Preferred Shares with respect to the key provisions, raising additional funds through capital market transactions, as well as the Company’s strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received.

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

Kingsway Reinsurance Corporation ("Kingsway Re"), our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 21, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

KINGSWAY FINANCIAL SERVICES INC.

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; the accounting for and disclosure of certain other items; monitoring the collectability of accounts receivable balances; other-than-temporary impairment on equity method investments; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

With respect to the inadequate design accounting for and operation of internal disclosure of certain complex and nonrecurring transactions, the execution of the controls over the application of accounting literature did not operate effectively with respect to:

•

the reclassification of investment income, related to the accounting for equity method investments, from loss from discontinued operations, net of taxes to net investment income in the consolidated statement of operations;

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

As a result of the Identified Material Weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2021 and June 30, 2020 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than processes and controls that may have been put in place as a result of our remediation of the identified material weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2021, and ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 5, 2021	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 5, 2021	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)