Form 10-Q
period 2021-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2021-11-05
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2021
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 5, 2021 was 24,026,331.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $34,304 and $20,488, respectively)	$34,339	$20,716
Equity investments, at fair value (cost of $1,147 and $1,157, respectively)	187	444
Limited liability investments	3,235	3,692
Limited liability investments, at fair value	18,180	32,811
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	272	294
Short-term investments, at cost which approximates fair value	157	157
Total investments	67,822	69,566
Cash and cash equivalents	18,139	14,374
Restricted cash	18,140	30,571
Accrued investment income	951	757
Service fee receivable, net of allowance for doubtful accounts of $212 and $478, respectively	6,501	4,834
Other receivables, net of allowance for doubtful accounts of $201 and $201, respectively	12,443	15,417
Deferred acquisition costs, net	9,047	8,835
Property and equipment, net of accumulated depreciation of $23,599 and $24,441, respectively	92,760	95,015
Right-of-use asset	2,358	2,960
Goodwill	102,342	121,130
Intangible assets, net of accumulated amortization of $18,858 and $15,433, respectively	100,257	84,133
Other assets	15,912	4,882
Total Assets	$446,672	$452,474
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$41,672	$42,502
Income taxes payable	256	2,859
Deferred service fees	87,518	87,945
Unpaid loss and loss adjustment expenses	1,350	1,449
Bank loan	22,276	25,303
Notes payable	189,601	192,057
Subordinated debt, at fair value	59,601	50,928
Lease liability	2,600	3,213
Net deferred income tax liabilities	28,144	27,555
Total Liabilities	433,018	433,811
Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at September 30, 2021 and December 31, 2020, respectively; 182,876 and 182,876 issued and outstanding at September 30, 2021 and December 31, 2020, respectively; redemption amount of $6,914 and $6,658 at September 30, 2021 and December 31, 2020, respectively	6,914	6,504
Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at September 30, 2021 and December 31, 2020, respectively; 22,786,331 and 22,211,069 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	358,206	355,242
Treasury stock, at cost; 247,450 and 247,450 outstanding at September 30, 2021 and December 31, 2020, respectively	(492)	(492)
Accumulated deficit	(395,859)	(394,807)
Accumulated other comprehensive income	31,369	38,059
Shareholders' equity attributable to common shareholders	(6,776)	(1,998)
Noncontrolling interests in consolidated subsidiaries	13,516	14,157
Total Shareholders' Equity	6,740	12,159
Total Liabilities, Class A preferred stock and Shareholders' Equity	$446,672	$452,474

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:

Service fee and commission revenue	$17,627	$11,995	$54,956	$33,619
Rental revenue	3,341	3,341	10,023	10,023
Total revenues	20,968	15,336	64,979	43,642
Operating expenses:
Claims authorized on vehicle service agreements	4,951	2,221	14,869	6,948
Loss and loss adjustment expenses	2	2	6	17
Commissions	1,508	1,418	4,588	4,000
Cost of services sold	1,244	1,102	3,176	1,852
General and administrative expenses	11,770	9,719	36,279	28,800
Leased real estate segment interest expense	1,607	1,484	4,575	4,474
Total operating expenses	21,082	15,946	63,493	46,091
Operating (loss) income	(114)	(610)	1,486	(2,449)
Other revenues (expenses), net:
Net investment income	389	625	1,213	2,025
Net realized gains (losses)	159	(59)	397	157
(Loss) gain on change in fair value of equity investments	(39)	1,177	(235)	1,069
Gain on change in fair value of limited liability investments, at fair value	1,211	274	1,740	2,050
Net change in unrealized loss on private company investments	—	(74)	—	(744)
Other-than-temporary impairment loss	—	—	—	(117)
Other income (expenses)	53	152	(2,581)	398
Interest expense not allocated to segments	(1,497)	(1,813)	(4,642)	(5,963)
Amortization of intangible assets	(2,432)	(572)	(3,425)	(1,719)
(Loss) gain on change in fair value of debt	(412)	(503)	(2,169)	1,940
Gain on extinguishment of debt	—	—	2,494	—
Total other expenses, net	(2,568)	(793)	(7,208)	(904)
Loss from continuing operations before income tax benefit	(2,682)	(1,403)	(5,722)	(3,353)
Income tax benefit	(2,456)	(279)	(6,139)	(409)
(Loss) income from continuing operations	(226)	(1,124)	417	(2,944)
Gain on disposal of discontinued operations, net of taxes	—	—	—	6
Net (loss) income	(226)	(1,124)	417	(2,938)
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	782	112	1,469	941
Less: dividends on preferred stock	86	230	409	831
Net loss attributable to common shareholders	$(1,094)	$(1,466)	$(1,461)	$(4,710)
Loss per share – continuing operations:
Basic:	$(0.05)	$(0.07)	$(0.07)	$(0.21)
Diluted:	$(0.05)	$(0.07)	$(0.07)	$(0.21)
Earnings per share – discontinued operations:
Basic:	$—	$—	$—	$—
Diluted:	$—	$—	$—	$—
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.05)	$(0.07)	$(0.07)	$(0.21)
Diluted:	$(0.05)	$(0.07)	$(0.07)	$(0.21)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,732	22,211	22,440	22,164
Diluted:	22,732	22,211	22,440	22,164

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(226)	$(1,124)	$417	$(2,938)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(107)	(50)	(217)	130
Reclassification adjustment for amounts included in net income (loss)	11	(2)	25	64
Change in fair value of debt attributable to instrument-specific credit risk	(971)	(2,843)	(6,505)	7,781
Other comprehensive (loss) income	(1,067)	(2,895)	(6,697)	7,975
Comprehensive (loss) income	(1,293)	(4,019)	(6,280)	5,037
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	780	109	1,462	953
Comprehensive (loss) income attributable to common shareholders	$(2,073)	$(4,128)	$(7,742)	$4,084
(1) Net of income tax benefit of $0 and $0 for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended September 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091
Vesting of restricted stock awards, net of share settlements for tax withholdings	70,700	—	—	—	—	—	—	—	—
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(1,008)	—	(1,008)	782	(226)
Preferred stock dividends	—	—	(86)	—	—	—	(86)	—	(86)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,933)	(1,933)
Other comprehensive loss	—	—	—	—	—	(1,065)	(1,065)	(2)	(1,067)
Stock-based compensation	—	—	211	—	—	—	211	—	211
Balance, September 30, 2021	22,786,331	$—	$358,206	$(492)	$(395,859)	$31,369	$(6,776)	$13,516	$6,740

	Three Months Ended September 30, 2020
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, June 30, 2020	22,211,069	$—	$354,963	$(492)	$(390,725)	$46,202	$9,948	$13,881	$23,829
Net (loss) income	—	—	—	—	(1,236)	—	(1,236)	112	(1,124)
Preferred stock dividends	—	—	(230)	—	—	—	(230)	—	(230)
Other comprehensive loss	—	—	—	—	—	(2,892)	(2,892)	(3)	(2,895)
Stock-based compensation	—	—	120	—	—	—	120	—	120
Balance, September 30, 2020	22,211,069	$—	$354,853	$(492)	$(391,961)	$43,310	$5,710	$13,990	$19,700

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	225,262	—	—	—	—	—	—	—	—
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(1,052)	—	(1,052)	1,469	417
Preferred stock dividends	—	—	(409)	—	—	—	(409)	—	(409)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,103)	(2,103)
Other comprehensive loss	—	—	—	—	—	(6,690)	(6,690)	(7)	(6,697)
Stock-based compensation, net of forfeitures	—	—	1,623	—	—	—	1,623	—	1,623
Balance, September 30, 2021	22,786,331	$—	$358,206	$(492)	$(395,859)	$31,369	$(6,776)	$13,516	$6,740

	Nine Months Ended September 30, 2020
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	$874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(3,879)	—	(3,879)	941	(2,938)
Preferred stock dividends	—	—	(831)	—	—	—	(831)	—	(831)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	—	—	7,963	7,963	12	7,975
Stock-based compensation, net of forfeitures	—	—	202	—	—	—	202	—	202
Balance, September 30, 2020	22,211,069	$—	$354,853	$(492)	$(391,961)	$43,310	$5,710	$13,990	$19,700

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities:
Net (loss) income	$417	$(2,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of discontinued operations, net of taxes	—	(6)
Equity in net income of limited liability investments	(31)	(31)
Depreciation and amortization expense	6,369	5,005
Stock-based compensation expense, net of forfeitures	2,955	202
Net realized gains	(397)	(157)
Loss (gain) on change in fair value of equity investments	235	(1,069)
Gain on change in fair value of limited liability investments, at fair value	(1,740)	(2,050)
Net change in unrealized loss on private company investments	—	744
Loss (gain) on change in fair value of debt	2,169	(1,940)
Loss on change in fair value of derivatives	65	—
Deferred income taxes	589	(631)
Other-than-temporary impairment loss	—	117
Amortization of fixed maturities premiums and discounts	154	98
Amortization of notes payable premium, discounts and debt issue costs	(606)	(669)
Gain on extinguishment of debt	(2,494)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(1,667)	(55)
Other receivables, net	2,974	1,055
Deferred acquisition costs, net	(212)	(288)
Other assets	(11,030)	1,081
Unpaid loss and loss adjustment expenses	(99)	(373)
Deferred service fees	(427)	(577)
Other, net	(5,268)	2,890
Net cash (used in) provided by operating activities	(8,044)	408
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,477	12,685
Proceeds from sales of equity investments	23	3,230
Purchases of fixed maturities	(18,455)	(10,518)
Net proceeds from limited liability investments	522	133
Net proceeds from limited liability investments, at fair value	16,661	109
Net proceeds from investments in private companies	151	683
Net proceeds from other investments	22	369
Net purchases of short-term investments	—	(3)
Acquisition of business, net of cash acquired	(50)	—
Net purchases of property and equipment	(689)	(146)
Net cash provided by investing activities	2,662	6,542
Financing activities:
Proceeds from exercise of warrants	1,750	—
Distributions to noncontrolling interest holders	(2,103)	(43)
Taxes paid related to net share settlements of restricted stock awards	(468)	(83)
Principal payments on bank loans	(3,088)	(812)
Principal proceeds from notes payable, net of debt issuance costs of $1,685 in 2021	13,270	2,858
Principal payments on notes payable	(12,645)	(3,082)
Net cash used in financing activities	(3,284)	(1,162)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8,666)	5,788
Cash and cash equivalents and restricted cash at beginning of period	44,945	25,661
Cash and cash equivalents and restricted cash at end of period	$36,279	$31,449

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

Certain amounts in the audited consolidated financial statements at December 31, 2020 and the unaudited consolidated interim financial statements as of and for the three and nine months ended September 30, 2020 have been reclassified in order to conform to the 2021 presentation.

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

COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and many businesses continue to operate in a work-from-home mode.

The near-term impacts of COVID-19 are primarily with respect to the Company’s Extended Warranty segment. Consumer spending was initially impacted, including a decline in the purchase of new and used vehicles, and many businesses through which the Company distributes its products remained closed or were open but with capacity restraints.  More recently, consumer spending has improved but supply-chain issues have caused a shortage of new automobiles which, in turn, has caused demand for used automobiles to increase.  This dynamic has had both positive and negative impacts on the Company’s revenues. With respect to homeowner warranties, the Company experienced an initial reduction in new enrollments in its home warranty programs associated with the impact of COVID-19 on new home sales in the United States.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated.  There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and will continue to adjust its operations accordingly.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.7 million (approximately eight months of operating cash outflows) and $1.1 million at September 30, 2021 and December 31, 2020, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $18.1 million and $14.4 million reported at September 30, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

As of September 30, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $17.6 million at September 30, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.9 million, as of  September 30, 2021, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants ("ASU 2021-06").  ASU 2021-06 amends the SEC sections of the Codification related to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.  The new guidance is effective upon its addition to the FASB codification. The Company is assessing the impact of ASU 2021-06 and its impact on its disclosure.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08").  ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").  Under the new guidance, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.  Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements.  Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date.  The new guidance is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company intends to adopt ASU 2021-08 effective October 1, 2021 and will apply this guidance prospectively to all business combinations that occur on or after this date.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.   During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third-party.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the three months ended September 30, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $18.8 million compared to the amount recorded at December 31, 2020. The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, and the working capital true-up, as follows:

•	$19.6 million of separately identifiable intangible assets were recognized resulting from acquired customer relationships ($15.0 million) and trade name ($4.6 million);

•	A $3.6 million decrease to deferred service fees;

•	Deferred income tax liabilities of $4.2 million were recognized, primarily related to the measurement period adjustments for intangible assets and deferred service fees;

•	An increase to accrued expenses and other liabilities of $0.1 million; and

•	An increase to the final purchase price of $0.1 million related to the working capital true-up.

The measurement period adjustment related to the customer relationships intangible asset also resulted in an increase in amortization expense and accumulated amortization of $1.9 million that was recorded during the three months ended September 30, 2021, of which:

•	$0.6 million relates to the three months ended September 30, 2021;

•	$0.6 million relates to the three months ended June 30, 2021;

•	$0.6 million relates to the three months ended March 31, 2021; and

•	$0.1 million relates to the year ended December 31, 2020.

The measurement period adjustment related to deferred service fees also resulted in a decrease service fee and commission revenue of $1.9 million that was recorded during the three months ended September 30, 2021, of which:

•	$0.4 million relates to the three months ended September 30, 2021;

•	$0.5 million relates to the three months ended June 30, 2021;

•	$0.7 million relates to the three months ended March 31, 2021; and

•	$0.3 million relates to the year ended December 31, 2020.

The Company notes that had ASU 2021-08 (see Note 4, "Recently Issued Accounting Standards") been applicable to the PWI acquisition, the Company would not have recorded the $3.6 million reduction to deferred service fees and would not have recorded the $1.9 million reduction to service fee and commission revenue during the third quarter of 2021.

Refer toNote 8, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $20.2 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The following table summarizes the finalized allocation recorded during the third quarter of 2021 of the PWI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
December 1, 2020

Cash and cash equivalents	$90
Restricted cash	21,578
Service fee receivable	1,459
Other receivables	2,748
Income taxes recoverable	60
Property and equipment, net	175
Right-of-use asset	254
Goodwill	20,238
Intangible asset subject to amortization - customer relationships	15,000
Intangible asset subject to amortization - trade name	4,550
Other assets	1,321
Total assets	$67,473

Accrued expenses and other liabilities	$8,165
Lease liability	255
Net deferred income tax liabilities	4,229
Deferred service fees	30,400
Total liabilities	$43,049

Purchase price	$24,424

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at September 30, 2021 and December 31, 2020 are summarized in the tables shown below:

(in thousands)	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,207	$49	$9	$15,247
States, municipalities and political subdivisions	1,580	4	—	1,584
Mortgage-backed	8,133	35	18	8,150
Asset-backed	253	—	—	253
Corporate	9,131	25	51	9,105
Total fixed maturities	$34,304	$113	$78	$34,339

(in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,999	$105	$—	$10,104
States, municipalities and political subdivisions	1,447	7	—	1,454
Mortgage-backed	5,334	66	6	5,394
Corporate	3,708	56	—	3,764
Total fixed maturities	$20,488	$234	$6	$20,716

The table below summarizes the Company's fixed maturities at September 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,059	$7,096
Due after one year through five years	18,368	18,404
Due after five years through ten years	5,669	5,640
Due after ten years	3,208	3,199
Total	$34,304	$34,339

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of September 30, 2021 and December 31, 2020. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,334	$9	$—	$—	$7,334	$9
States, municipalities and political subdivisions	100	—	—	—	100	—
Mortgage-backed	4,741	18	—	—	4,741	18
Asset-backed	128	—	—	—	128	—
Corporate	6,050	51	—	—	6,050	51
Total fixed maturities	$18,353	$78	$—	$—	$18,353	$78

(in thousands)	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	834	6	—	—	834	6
Total fixed maturities	$1,345	$6	$—	$—	$1,345	$6

There are approximately 104and 5 individual available-for-sale investments that were in unrealized loss positions as of September 30, 2021 and December 31, 2020, respectively.

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to other investments for the three months ended September 30, 2021 and September 30, 2020 (zero year to date compared to $0.1 million prior year to date).

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

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2021 and December 31, 2020, the carrying value of limited liability investments totaled $3.2 million and $3.7 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At September 30, 2021, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of September 30, 2021 and December 31, 2020, the carrying value of the Company's limited liability investments, at fair value was $18.2 million and $32.8 million, respectively.  The decrease in the carrying value is primarily attributable to the sale of two of Net Lease's investment properties during 2021, as further discussed below.  The Company recorded impairments related to limited liability investments, at fair value of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively ($0.1 million for the three and nine months ended September 30, 2020), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At September 30, 2021, the Company had no unfunded commitments to fund limited liability investments, at fair value.

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties.  During the second quarter of 2021, one of Net Lease’s limited liability companies sold their investment property for $14.3 million.  As a result of the three-month lag, the Company recorded this transaction in its third quarter 2021 financial statements.  A portion of the proceeds from the sale were distributed to Net Lease.  As a result of the distribution, Net Lease recorded a gain of $0.8 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $0.8 million, which collectively are included in net investment income in the consolidated statement of operations for the three months ended September 30, 2021.  During the fourth quarter of 2020, one of Net Lease's limited liability companies sold their investment property.  A portion of the proceeds from the sale were distributed to Net Lease who used them primarily to repay their $9.0 million mezzanine loan. As a result of the distribution, Net Lease recorded a gain of $1.2 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $1.2 million, which collectively are included in net investment income in the consolidated statement of operations for the nine months ended September 30, 2021.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2021 and December 31, 2020, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2021 (zero million and $0.7 million for the three and nine months ended September 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.  The impairments recorded for the three and nine months ended September 30, 2020 are a result of the impact of COVID-19 on the investments' underlying business.

The Company previously had issued promissory notes (the "Notes") to five former employees (the "Debtors"), which were recorded as other investments in the consolidated balance sheets prior to December 31, 2020.  During the third and fourth quarters of 2020, the Company agreed to accept partial payment from the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the year ended December 31, 2020. During the nine months ended September 30, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors.  The remaining principal amount outstanding on the Notes was zero as of September 30, 2021 and December 31, 2020.

Net investment income for the three and nine months ended September 30, 2021 and September 30, 2020 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income:
Interest from fixed maturities	$62	$69	$160	$250
Dividends	31	34	94	121
(Loss) income from limited liability investments	(14)	19	31	31
Income from limited liability investments, at fair value	25	234	106	702
Income from real estate investments	200	200	600	600
Other	94	88	274	365
Gross investment income	398	644	1,265	2,069
Investment expenses	(9)	(19)	(52)	(44)
Net investment income	$389	$625	$1,213	$2,025

Gross realized gains and losses on available-for-sale investments, limited liability investments, at fair value and investments in private companies for the three and nine months ended September 30, 2021 and September 30, 2020 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross realized gains	$193	$164	$505	$380
Gross realized losses	(34)	(223)	(108)	(223)
Net realized gains (losses)	$159	$(59)	$397	$157

(Loss) gain on change in fair value of equity investments for the three and nine months ended September 30, 2021 and September 30, 2020 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net gains recognized on equity investments sold during the period	$—	$1,505	$13	$1,505
Change in unrealized losses on equity investments held at end of the period	(39)	(328)	(248)	(436)
(Loss) gain on change in fair value of equity investments	$(39)	$1,177	$(235)	$1,069

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

NOTE 7 DEFERRED ACQUISITION COSTS

Deferred acquisition costs consist primarily of commissions and agency expenses incurred directly related to the acquisition of vehicle service agreements and are amortized over the period, and using the same pattern, in which the related revenues are earned.

The components of deferred acquisition costs and the related amortization expense for the three and nine months ended September 30, 2021 and September 30, 2020 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance, net	$9,106	$8,750	$8,835	$8,604
Additions	1,297	1,390	4,335	3,644
Amortization	(1,356)	(1,248)	(4,123)	(3,356)
Balance at September 30, net	$9,047	$8,892	$9,047	$8,892

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

(a)    Goodwill:

The following table summarizes goodwill activity for the nine months ended September 30, 2021:

(in thousands)	Extended Warranty	Leased Real Estate	Corporate	Total
Balance, December 31, 2020	$ 59,415	$ 60,983	$ 732	$ 121,130
Measurement period adjustment	(18,788)	—	—	(18,788)
Balance, September 30, 2021	$ 40,627	$ 60,983	$ 732	$ 102,342

As further discussed in Note 5, "Acquisition," during the third quarter of 2021, the Company recorded a cumulative net measurement period adjustment, related to the acquisition of PWI, that decreased goodwill by $18.8 million.

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

(b)    Intangible Assets:

Intangible assets at September 30, 2021 and December 31, 2020 are comprised as follows:

(in thousands)	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,365	$553
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	27,645	10,274	17,371
In-place lease	1,125	328	797
Non-compete	266	211	55
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	7,814	—	7,814
Total	$119,115	$18,858	$100,257

(in thousands)	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$3,997	$921
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,305	5,341
In-place lease	1,125	281	844
Non-compete	266	170	96
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,433	$84,133

As further discussed in Note 5 , " Acquisition ," during the third quarter of 2021, the Company completed and finalized its fair value analysis of the assets acquired and liabilities assumed related to the Company's acquisition of PWI on December 1, 2020.  As a result, during the third quarter of 2021, the Company recorded $19.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of PWI. The customer relationships intangible asset of $15.0 million is being amortized over nine years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $4.6 million is deemed to have an indefinite useful life and is  not amortized.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $2.4 million and $0.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively ($3.4 million and $1.7 million for the nine months ended September 30, 2021and  September 30, 2020, respectively).

The measurement period adjustment recorded during the third quarter of 2021 related to the PWI customer relationships intangible asset resulted in an increase in amortization expense of $1.9 million that was recorded during the three months ended September 30, 2021, of which:

•	$0.6 million relates to the three months ended September 30, 2021;

•	$0.6 million relates to the three months ended June 30, 2021;

•	$0.6 million relates to the three months ended March 31, 2021; and

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

•	$0.1 million relates to the year ended December 31, 2020.

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and nine months ended September 30, 2021 and September 30, 2020.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2021 and December 31, 2020 are comprised as follows:

(in thousands)	September 30, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	21,232	70,076
Buildings	580	76	504
Leasehold improvements	289	157	132
Furniture and equipment	579	446	133
Computer hardware	2,483	1,688	795
Total	$116,359	$23,599	$92,760

(in thousands)	December 31, 2020
	Cost	Accumulated Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	18,428	72,880
Buildings	580	65	515
Leasehold improvements	296	125	171
Furniture and equipment	1,223	1,074	149
Computer hardware	4,929	4,749	180
Total	$119,456	$24,441	$95,015

For the three months ended September 30, 2021 and September 30, 2020, depreciation expense on property and equipment of $0.8 million and $1.1 million, respectively ($2.9 million and $3.3 million for the nine months ended September 30, 2021 and  September 30, 2020, respectively), is included in general and administrative expenses in the consolidated statements of operations.

NOTE 10 DERIVATIVES

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable LIBOR interest rate on a portion of its 2020 KWH Loan (as defined below in Note 11, "Debt") to a fixed interest rate of 1.18%.  The interest rate swap had an initial notional amount of $11.9 million and matures on February 29, 2024.  The purpose of this interest rate swap, which is not designated as a cash flow hedge, is to reduce the Company's exposure to variability in cash flows from interest payments attributable to fluctuations in the variable interest rate associated with the 2020 KWH Loan.  The Company has not elected hedge accounting for the interest rate swap.  The interest rate swap is recorded in the consolidated balance sheet at fair value with changes in fair value recorded in the consolidated statement of operations.

The notional amount of the interest rate swap contract is $11.0 million at September 30, 2021.  At September 30, 2021, the fair value of the interest rate swap contract was a liability of $0.1 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet.  During the three and nine months ended September 30, 2021, the Company recognized a gain of less than $0.1 million and a loss of $0.1 million, respectively, related to the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash payments of less than $0.1 million were made during each of the three and nine months ended September 30, 2021, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash used in operating activities.

NOTE 11 DEBT

Debt consists of the following instruments at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021			December 31, 2020
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2020 KWH Loan	$22,613	$22,276	$25,046	$25,700	$25,303	$25,893
Total bank loan	22,613	22,276	25,046	25,700	25,303	25,893
Notes payable:
Mortgage	163,066	170,009	182,621	166,106	173,696	194,158
Additional Mortgage	14,704	13,060	15,244	—	—	—
Flower Note	6,532	6,532	7,294	6,885	6,885	7,863
Net Lease Note	—	—	—	9,000	9,000	9,054
PPP	—	—	—	2,476	2,476	2,476
Total notes payable	184,302	189,601	205,159	184,467	192,057	213,551
Subordinated debt	90,500	59,601	59,601	90,500	50,928	50,928
Total	$297,415	$271,478	$289,806	$300,667	$268,288	$290,372

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Bank loan:

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020. The 2020 KWH Loan has an annual interest rate equal to the London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR"), having a floor of 0.75%, plus 3.00%. At September 30, 2021, the interest rate was 3.75%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  See Note 21(a), "Commitments and Contingencies - Legal proceedings," for further discussion of the CMC litigation settlement agreement.  In the consolidated statement of cash flows for the nine months ended September 30, 2021, the additional borrowing of $15.0 million is shown as a cash inflow in the net cash used in financing activities and the prepayment of the management fee, net of amortization, of $10.4 million is shown as an outflow in the net cash used in operating activities.

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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at September 30, 2021 of $6.5 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 19, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $8.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and September 30, 2021, $6.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $2.2 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2021 and December 31, 2020, deferred interest payable of $17.6 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended September 30, 2021 were $0.2 million and less than $0.1 million, respectively ($0.7 million and $0.1 million for the nine months ended September 30, 2021).

The annual maturities of lease liabilities as of September 30, 2021 were as follows:

(in thousands)	Lease Commitments
2021	$251
2022	899
2023	624
2024	550
2025	381
2026 and thereafter	165
Total undiscounted lease payments	2,870
Imputed interest	270
Total lease liabilities	$2,600

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The weighted-average remaining lease term for our operating leases was 3.95 years as of September 30, 2021. The weighted average discount rate of our operating leases was 5.26% as of September 30, 2021. Cash paid for amounts included in the measurement of lease liabilities was $0.7 million and $0.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(b)          Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three and nine months ended September 30, 2021 and September 30, 2020. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2021, $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024 and $0.1 million for 2025. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 9, "Property and Equipment".

Lease revenue related to operating leases was $3.3 million for each of the three months ended  September 30, 2021 and September 30, 2020 ($10.0 million year to date and prior year to date).

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020

Land	$21,120	$21,120
Site improvements	91,308	91,308
Buildings	580	580
Gross property and equipment leased	113,008	113,008
Accumulation depreciation	(21,308)	(18,493)
Net property and equipment leased	$91,700	$94,515

As of September 30, 2021, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2021	$3,053
2022	12,371
2023	12,649
2024	12,934
2025	13,225
Thereafter	123,738

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Vehicle service agreement fees and GAP commissions - IWS, Geminus and PWI	$12,905	$7,530	$42,255	$23,063
Maintenance support service fees - Trinity	1,396	1,399	3,482	2,444
Warranty product commissions - Trinity	1,306	1,023	3,298	2,706
Homebuilder warranty service fees - PWSC	1,790	1,808	5,322	4,628
Homebuilder warranty commissions - PWSC	230	235	599	778
Service fee and commission revenue	$17,627	$11,995	$54,956	$33,619

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2021 and December 31, 2020 were $6.5 million and $4.8 million, respectively.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Deferred service fees were $87.5 million and $87.9 million at September 30, 2021 and December 31, 2020, respectively. The decrease in deferred service fees between December 31, 2020 and September 30, 2021 is primarily due to the adjustment recorded in the third quarter of 2021 of $3.6 million to reduce PWI’s acquisition date deferred revenue to fair value, that was partially offset by additions to deferred service fees in excess of deferred service fees recognized during the nine months ended September 30, 2021.

The Company expects to recognize within one year as service fee and commission revenue approximately 47.0% of the deferred service fees as of September 30, 2021. Approximately $33.8 million and $16.2 million of service fee and commission revenue recognized during the nine months ended September 30, 2021 and September 30, 2020 was included in deferred service fees as of December 31, 2020 and December 31, 2019, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

NOTE 14 INCOME TAXES

Income tax benefit for the three and nine months ended September 30, 2021 and September 30, 2020 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax benefit at United States statutory income tax rate	$(563)	$(295)	$(1,202)	$(704)
Valuation allowance	(2,161)	(155)	(3,039)	(35)
Non-deductible compensation	187	25	523	7
Non-taxable income	—	—	(524)	—
Investment income	(115)	1	(158)	(120)
State income tax	117	31	287	98
Change in unrecognized tax benefits(1)	2	56	(2,813)	193
Indemnification receivable	—	(12)	591	(41)
Indefinite life intangibles	54	54	161	161
Other	23	16	35	32
Income tax benefit	$(2,456)	$(279)	$(6,139)	$(409)

(1) Includes interest and penalty expense related to unrecognized tax benefits.

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2021 and December 31, 2020. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2021 and December 31, 2020 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. For the three months ended September 30, 2021 and September 30, 2020, the Company expensed $0.6 million and released into income $0.4 million, respectively (releases into income of $0.6 million and $0.9 million for the nine months ended  September 30, 2021 and September 30, 2020, respectively), of its valuation allowance associated with business interest expense carryforwards with an indefinite life.  During the three months ended September 30, 2021, the Company released into income $3.3 million of its valuation allowance, as a result of its acquisition of PWI, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.

The Company carries net deferred income tax liabilities of $28.1 million and $27.6 million at September 30, 2021 and December 31, 2020, respectively, that consists of:

•	$7.6 million and $7.6 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards;
•	$23.0 million and $21.9 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•	$1.9 million and $1.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life; and
•	$0.6 million and $0.6 million of deferred state income tax assets.

During the nine months ended September 30, 2021, the Company recorded an income tax benefit of $2.8 million for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets.  As of September 30, 2021 and December 31, 2020, the Company carried a liability for unrecognized tax benefits of $0.1 million and $1.4 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of less than $0.1 million and $0.1 million related to interest and penalty accruals for the three months ended  September 30, 2021 and September 30, 2020, respectively (benefit of $1.5 million and expense of $0.2 million for the nine months ended  September 30, 2021 and September 30, 2020, respectively). At September 30, 2021 and December 31, 2020, the Company carried an accrual for the payment of interest and penalties of $0.1 million and $1.6 million, respectively, included in income taxes payable in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

NOTE 15 LOSS FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the three and nine months ended September 30, 2021 and September 30, 2020:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
(Loss) income from continuing operations	$(226)	$(1,124)	$417	$(2,944)
Less: net income attributable to noncontrolling interests	(782)	(112)	(1,469)	(941)
Less: dividends on preferred stock	(86)	(230)	(409)	(831)
Loss from continuing operations attributable to common shareholders	$(1,094)	$(1,466)	$(1,461)	$(4,716)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,732	22,211	22,440	22,164
Weighted average diluted shares
Weighted average common shares outstanding	22,732	22,211	22,440	22,164
Effect of potentially dilutive securities (a)	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	22,732	22,211	22,440	22,164
Basic loss per share	$(0.05)	$(0.07)	$(0.07)	$(0.21)
Diluted loss per share	$(0.05)	$(0.07)	$(0.07)	$(0.21)

(a)

Potentially dilutive securities consist of stock options, unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended September 30, 2021 and September 30, 2020, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss per continuing operations per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Unvested restricted stock awards	1,240,000	500,000	1,240,000	500,000
Warrants	4,573,765	4,923,765	4,573,765	4,923,765
Convertible preferred stock	1,142,975	1,142,975	1,142,975	1,142,975
Total	$6,956,740	$6,566,740	$6,956,740	$6,566,740

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards

Under the 2013 Equity Incentive Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). There are no 2014 Restricted Stock Awards outstanding at September 30, 2021. On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020. The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards became fully vested on February 28, 2020.

On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2021 was $0.9 million.

Under the 2020 Equity Incentive Plan, the Company granted 1,060,000 restricted common stock awards to certain officers of the Company during the first quarter of 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the nine months ended  September 30, 2021, 320,000 shares of the 2021 Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at September 30, 2021 was $3.3 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2021:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2020	500,000	$5.73
Granted	1,060,000	4.64
Vested	(225,262)	4.64
Cancelled for Tax Withholding	(94,738)	4.64
Unvested at September 30, 2021	1,240,000	$5.08

The unvested balance at September 30, 2021 in the table above is comprised of 740,000 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

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

At September 30, 2021, both the service condition and performance condition of the Modified PWSC RSA were probable of vesting. At September 30, 2021, there were 437.5 unvested shares of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the Modified PWSC RSA at September 30, 2021 was less than $0.1 million.

At September 30, 2021, both the service condition and performance condition of the 2020 PWSC RSA were probable of vesting. At September 30, 2021, there were 109.38 unvested shares of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to unvested equity-classified portion of the 2020 PWSC RSA at September 30, 2021 was zero.

Total stock-based compensation expense, inclusive of Restricted Stock Awards and Restricted Stock Awards of PWSC described above, net of forfeitures, was $0.5 million and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively ($3.0 million and $0.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively).

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2021 and September 30, 2020 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

Other comprehensive loss arising during the period	(105)	—	(971)	(1,076)
Amounts reclassified from accumulated other comprehensive income	11	—	—	11
Net current-period other comprehensive loss	(94)	—	(971)	(1,065)

Balance at September 30, 2021	$31	$(3,286)	$34,624	$31,369

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

(in thousands)	Three months ended September 30, 2020
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at June 30, 2020	$290	$(3,286)	$49,198	$46,202

Other comprehensive loss arising during the period	(47)	—	(2,843)	(2,890)
Amounts reclassified from accumulated other comprehensive income	(2)	—	—	(2)
Net current-period other comprehensive loss	(49)	—	(2,843)	(2,892)

Balance at September 30, 2020	$241	$(3,286)	$46,355	$43,310

(in thousands)	Nine months ended September 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2021	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(210)	—	(6,505)	(6,715)
Amounts reclassified from accumulated other comprehensive income	25	—	—	25
Net current-period other comprehensive loss	(185)	—	(6,505)	(6,690)

Balance at September 30, 2021	$31	$(3,286)	$34,624	$31,369

(in thousands)	Nine months ended September 30, 2020
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2020	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	118	—	7,781	7,899
Amounts reclassified from accumulated other comprehensive income	64	—	—	64
Net current-period other comprehensive income	182	—	7,781	7,963

Balance at September 30, 2020	$241	$(3,286)	$46,355	$43,310

It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2021 and September 30, 2020 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains (losses)	$(11)	$2	$(25)	$(64)
Other-than-temporary impairment loss	—	—	—	—
Loss from continuing operations before income tax benefit	(11)	2	(25)	(64)
Income tax benefit	—	—	—	—
(Loss) income from continuing operations	(11)	2	(25)	(64)
Gain on disposal of discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$(11)	$2	$(25)	$(64)

NOTE 18 SEGMENTED INFORMATION

The Company conducts its business through the following two reportable segments: Extended Warranty and Leased Real Estate.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI, PWSC and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members.

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

Leased Real Estate Segment

Leased Real Estate includes the Company's subsidiary, CMC. CMC owns the Real Property that is leased to a third party pursuant to a long-term triple net lease. The Real Property is also subject to the Mortgage and Additional Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage and Additional Mortgage is included in Leased Real Estate's segment operating income.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2021 and September 30, 2020 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Extended Warranty:
Service fee and commission revenue	$17,627	$11,995	$54,956	$33,619
Total Extended Warranty	17,627	11,995	54,956	33,619
Leased Real Estate:
Rental revenue	3,341	3,341	10,023	10,023
Total Leased Real Estate	3,341	3,341	10,023	10,023
Total revenues	$20,968	$15,336	$64,979	$43,642

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and nine months ended September 30, 2021 and September 30, 2020 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Segment operating income:
Extended Warranty (a)	$1,400	$1,205	$9,310	$3,340
Leased Real Estate (b)	1,095	799	86	2,234
Total segment operating income	2,495	2,004	9,396	5,574
Net investment income	389	625	1,213	2,025
Net realized gains (losses)	159	(59)	397	157
(Loss) gain on change in fair value of equity investments	(39)	1,177	(235)	1,069
Gain on change in fair value of limited liability investments, at fair value	1,211	274	1,740	2,050
Net change in unrealized loss on private company investments	—	(74)	—	(744)
Other-than-temporary impairment loss	—	—	—	(117)
Interest expense not allocated to segments	(1,497)	(1,813)	(4,642)	(5,963)
Other revenue and expenses not allocated to segments, net	(2,556)	(2,462)	(8,308)	(7,625)
Amortization of intangible assets	(2,432)	(572)	(3,425)	(1,719)
(Loss) gain on change in fair value of debt	(412)	(503)	(2,169)	1,940
Gain on extinguishment of debt not allocated to segments	—	—	311	—
Loss from continuing operations before income tax benefit	(2,682)	(1,403)	(5,722)	(3,353)
Income tax benefit	(2,456)	(279)	(6,139)	(409)
(Loss) income from continuing operations	$(226)	$(1,124)	$417	$(2,944)

(a)

For the nine months ended September 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $7.1 million for the nine months ended September 30, 2021. See Note 11, "Debt," for further discussion.

(b)

For the nine months ended September 30, 2021, includes $2.9 million expense due to the release of an indemnification receivable, which is exactly offset in net income (loss) (not shown here) by an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

Stock-based compensation liabilities- As described in Note 16, "Stock-Based Compensation," certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

Derivative contracts- As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	September 30, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,247	$—	$15,247	$—	$—
States, municipalities and political subdivisions	1,584	—	1,584	—	—
Mortgage-backed	8,150	—	8,150	—	—
Asset-backed	253	—	253	—	—
Corporate	9,105	—	9,105	—	—
Total fixed maturities	34,339	—	34,339	—	—
Equity investments:
Common stock	187	187	—	—	—
Warrants	—	—	—	—	—
Total equity investments	187	187	—	—	—
Limited liability investments, at fair value	18,180	—	—	3,744	14,436
Real estate investments	10,662	—	—	10,662	—
Total assets	$63,368	$187	$34,339	$14,406	$14,436

Liabilities:
Subordinated debt	$59,601	$—	$59,601	$—	$—
Stock-based compensation liabilities	1,306	—	—	1,306	—
Derivative contract - interest rate swap	65	—	65	—	—
Total liabilities	$60,972	$—	$59,666	$1,306	$—

(in thousands)	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,104	$—	$10,104	$—	$—
States municipalities and political subdivisions	1,454	—	1,454	—	—
Mortgage-backed	5,394	—	5,394	—	—
Corporate	3,764	—	3,764	—	—
Total fixed maturities	20,716	—	20,716	—	—
Equity investments:
Common stock	155	155	—	—	—
Warrants	289	17	272	—	—
Total equity investments	444	172	272	—	—
Limited liability investments, at fair value	32,811	—	—	3,263	29,548
Real estate investments	10,662	—	—	10,662	—
Total assets	$64,633	$172	$20,988	$13,925	$29,548

Liabilities:
Subordinated debt	$50,928	$—	$50,928	$—	$—
Stock-based compensation liabilities	443	—	—	443	—
Total liabilities	$51,371	$—	$50,928	$443	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2021 and September 30, 2020:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,302	$4,290	$3,263	$4,392
Distributions received	(80)	(32)	(313)	(109)
Realized gains included in net (loss) income	80	12	290	98
Change in fair value of limited liability investments, at fair value included in net (loss) income	442	(340)	504	(451)
Ending balance	$3,744	$3,930	$3,744	$3,930
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$442	$(340)	$504	$(451)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$14,406	$14,592	$14,406	$14,592
Liabilities:
Warrant liability:
Beginning balance	$—	$259	$—	$249
Change in fair value of warrant liability included in net (loss) income	—	(66)	—	(56)
Ending balance	$—	$193	$—	$193
Unrealized gains recognized on warrant liability held at end of period:
Included in net (loss) income	$—	$(66)	$—	$(56)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Stock-based compensation liabilities:
Beginning balance	$1,134	$—	$443	$—
Change in fair value of stock-based compensation liabilities included in net (loss) income	172	—	863	—
Ending balance	$1,306	$—	$1,306	$—
Ending balance - liabilities	$1,306	$193	$1,306	$193

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,744	Market approach	Valuation multiples	3.1x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Stock-based compensation liabilities	$1,306	Market approach	Valuation multiple	6.0x

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

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,436	n/a	n/a	n/a

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2020:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$29,548	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2021 (zero million and $0.7 million for the three and nine months ended September 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.  The impairments recorded for the three and nine months ended September 30, 2020 are a result of the impact of COVID-19 on the investments' underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

As further discussed in Note 5, "Acquisition," the Company acquired PWI on December 1, 2020 and finalized the related purchase price allocation during the third quarter of 2021. The fair values of intangible assets and deferred service fees associated with the acquisition of PWI were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$15,000	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	12.3%
			Discount rate	29.5%
Trade name	$4,550	Relief from royalty	Royalty rate	4.0%
			Discount rate	29.5%
Deferred service fees	$3,626	Cost build-up	Normal profit margin	17.8%-21.1%
			Discount rate	2.5%

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At September 30, 2021 and December 31, 2020, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2021

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

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement. The Company reported the payments to Aegis in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020.   During the third quarter of 2021, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2021. The Company’s potential exposure under these agreements was not reasonably determinable at September 30, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2021.

(b)    Guarantees:

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.  Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There were no payments made related to the open claims during the nine months ended September 30, 2021 and September 30, 2020. The Company's potential exposure under these agreements was not reasonably determinable at September 30, 2021, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2021.

In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  The guarantee fee was recorded as a debt issuance cost related to the Additional Mortgage.

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at September 30, 2021 and December 31, 2020, were on deposit with state regulatory authorities.

The Company also has restricted cash of $18.1 million and $30.6 million at September 30, 2021 and December 31, 2020, respectively. Included in restricted cash are:

•	$13.4 million and $27.7 million at September 30, 2021 and December 31, 2020, respectively, held as deposits by IWS, PWSC, Geminus and PWI;
•	$1.9 million at both September 30, 2021 and December 31, 2020, on deposit with state regulatory authorities; and
•

$2.8 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

(d) Purchase agreement:

In September 2021, the Company entered into an arms-length agreement to acquire 100% of the membership interests in RoeCo Lafayette, LLC ("RoeCo"), from a current holder of the Company’s Preferred Shares.  RoeCo owns real property consisting of approximately 6.5 acres and a 29,000 square foot building located in Lafayette, Louisiana.  The property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term triple net lease agreement.

The purchase price of RoeCo is $15.4 million, including the assumption of existing debt.  The property is subject to non-recourse senior indebtedness of $11.9 million and junior indebtedness of $1.9 million.  The closing is contingent upon the Company receiving approval from both the current lender and current tenant.  If such approvals are not received prior to December 15, 2021 then either party may terminate the agreement.

NOTE 22 SUBSEQUENT EVENT

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of  Ravix Financial, Inc. ("Ravix") for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date.  Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements.  Ravix's balance sheet and results of operations will be included in the consolidated financial statements of the Company, beginning with the fourth quarter of 2021.

The acquisition was financed with a combination of debt financing provided by Avidbank, and cash on hand.  Ravix Acquisition LLC, a wholly-owned subsidiary of the Company, together with Ravix, borrowed a total of $6.0 million, in the form of a term loan, and established a $1.0 million revolver (together, the "Loan") that was undrawn at close.  The Loan has a variable interest rate, with the initial annual interest rate equal to 3.75%. The Loan requires monthly principal and interest payments and the term loan matures on  October 1, 2027.

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in25 states and the District of Columbia to their members.

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

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and many businesses continue to operate in a work-from-home mode.

The near-term impacts of COVID-19 are primarily with respect to our Extended Warranty segment. Consumer spending was initially impacted, including a decline in the purchase of new and used vehicles, and many businesses through which we distribute our products remained closed or were open but with capacity constraints.  More recently, consumer spending has improved but supply-chain issues have caused a shortage of new automobiles which, in turn, has caused demand for used automobiles to increase.  This dynamic has had both positive and negative impacts on the Company’s revenues.  With respect to homeowner warranties, we saw an initial reduction in new enrollments in our home warranty programs associated with the impact of COVID-19 on new home sales in the United States.

KINGSWAY FINANCIAL SERVICES INC.

The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated. We continue to monitor the impact of the COVID-19 outbreak closely. However, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.  There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and will continue to adjust its operations accordingly.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is loss from continuing operations before income tax benefit that, in addition to segment operating income, includes net investment income, net realized gains (losses), (loss) gain on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to loss from continuing operations before income tax benefit for the three and nine months ended September 30, 2021 and September 30, 2020 is presented in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and nine months ended September 30, 2021 and September 30, 2020 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Segment operating income:
Extended Warranty	$1,400	$1,205	$195	$9,310	$3,340	$5,970
Leased Real Estate	1,095	799	296	86	2,234	(2,148)
Total segment operating income	2,495	2,004	491	9,396	5,574	3,822
Net investment income	389	625	(236)	1,213	2,025	(812)
Net realized gains (losses)	159	(59)	218	397	157	240
(Loss) gain on change in fair value of equity investments	(39)	1,177	(1,216)	(235)	1,069	(1,304)
Gain on change in fair value of limited liability investments, at fair value	1,211	274	937	1,740	2,050	(310)
Net change in unrealized loss on private company investments	—	(74)	74	—	(744)	744
Other-than-temporary impairment loss	—	—	—	—	(117)	117
Interest expense not allocated to segments	(1,497)	(1,813)	316	(4,642)	(5,963)	1,321
Other revenue and expenses not allocated to segments, net	(2,556)	(2,462)	(94)	(8,308)	(7,625)	(683)
Amortization of intangible assets	(2,432)	(572)	(1,860)	(3,425)	(1,719)	(1,706)
(Loss) gain on change in fair value of debt	(412)	(503)	91	(2,169)	1,940	(4,109)
Gain on extinguishment of debt not allocated to segments	—	—	—	311	—	311
Loss from continuing operations before income tax benefit	(2,682)	(1,403)	(1,279)	(5,722)	(3,353)	(2,369)
Income tax benefit	(2,456)	(279)	(2,177)	(6,139)	(409)	(5,730)
(Loss) income from continuing operations	(226)	(1,124)	898	417	(2,944)	3,361
Gain on disposal of discontinued operations, net of taxes	—	—	—	—	6	(6)
Net (loss) income	$(226)	$(1,124)	$898	$417	$(2,938)	$3,355

(Loss) Income from Continuing Operations and Net (Loss) Income

During the third quarter of 2021, the Company completed its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI, which resulted in PWI recording a $3.6 million reduction to deferred service fees that will be amortized over time.  As a result, PWI recorded a $1.9 million non-cash, current period cumulative reduction to service fee and commission revenue during the three months ended September 30, 2021.  Of this amount, $1.4 million relates to the period from acquisition through June 30, 2021 and $0.4 million relates to the period from July 1, 2021 through September 30, 2021.

In the third quarter of 2021, we reported loss from continuing operations of $0.2 million compared to $1.1 million in the third quarter of 2020. The loss from continuing operations for the three months ended September 30, 2021 is primarily due to recording a $1.9 million non-cash, current period cumulative  reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net and increased amortization expense as a result of a $1.9 million non-cash, current period cumulative adjustment related to finalizing the PWI purchase accounting, partially offset by operating income in Extended Warranty and Leased Real Estate, gain on change in fair value of limited liability investments, at fair value and income tax benefit.  The loss from continuing operations for the three months ended September 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate and gain on change in fair value of equity investments.

KINGSWAY FINANCIAL SERVICES INC.

For the nine months ended September 30, 2021, we reported income from continuing operations of $0.4 million compared to loss from continuing operations of $2.9 million for the nine months ended September 30, 2020.  The income from continuing operations for the nine months ended September 30, 2021 is primarily due to operating income in Extended Warranty and Leased Real Estate that was negatively impacted by recording a $1.9 million non-cash, current period cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service feese as a result of finalizing the purchase accounting, net investment income, gain on change in fair value of limited liability investments, at fair value and income tax benefit, partially offset by interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, increased amortization of intangible assets as a result of a $1.9 million non-cash, current period cumulative adjustment related to finalizing the PWI purchase accounting and loss on change in fair value of debt. For the nine months ended September 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness. See Note 11, "Debt," to the unaudited consolidated interim financial statements, for further discussion.  The loss from continuing operations for the nine months ended September 30, 2020 is primarily due to interest expense not allocated to segments and other income and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and Leased Real Estate, net investment income, gain on change in fair value of equity investments and gain on change in fair value of limited liability investments, at fair value.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 46.7% (or $5.6 million) to $17.6 million for the three months ended September 30, 2021 compared with $12.0 million for the three months ended September 30, 2020 ($55.0 million year to date compared to $33.6 million prior year to date).  The increase in service fee and commission revenue is primarily due to the inclusion of PWI for the three and nine months ended September 30, 2021 following its acquisition effective December 1, 2020. PWI service fee and commission revenue was $5.5 million and $20.3 million for the three and nine months ended September 30, 2021, respectively, after recording a $1.9 million non-cash, current period cumulative reduction to service fee and commission revenue in the three months ended September 30, 2021 relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.

The Extended Warranty operating income was $1.4 million for the three months ended September 30, 2021 compared with $1.2 million for the three months ended September 30, 2020 ($9.3 million year to date compared to $3.3 million prior year to date).  The 2021 operating income results include a $1.9 million non-cash, current period cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.

The increase in operating income is primarily due to the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for the nine months ended September 30, 2021;

•

A $1.0 million operating loss (operating income of $1.0 million year to date) due to the inclusion of PWI in 2021 following its acquisition effective December 1, 2020.  Current year results include a $1.9 million non-cash, current period cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting;

•

A $0.7 million increase at IWS to $0.8 million for the three months ended September 30, 2021 due to an increase in revenue, a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses compared with the three months ended September 30, 2020 (an increase of $2.1 million year to date to $3.0 million, due to a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by a decrease in revenue compared with the nine months ended September 30, 2020);

•

A $0.2 million increase at Trinity to $0.5 million for the three months ended September 30, 2021 driven by increased revenues in its equipment breakdown and maintenance support services, as well as increased revenue and gross profit on the extended warranty services product compared with the three months ended September 30, 2020 (an increase of $0.6 million year to date to $1.1 million, driven by increased revenues, partially offset by a related increase in cost of services sold compared with the nine months ended September 30, 2020);

•

A less than $0.1 million increase at PWSC to $0.5 million for the three months ended September 30, 2021 (an increase of $1.1 million year to date to $2.0 million, due to an increase in revenue compared with the nine months ended September 30, 2020); and

•

A $0.3 million increase at Geminus to $0.6 million for the three months ended September 30, 2021 (an increase of $1.1 million year to date to $2.2 million), due to a decrease in claims authorized on vehicle service agreements and lower general and administrative expenses that was partially offset by a decrease in revenue.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate

Leased Real Estate rental revenue was $3.3 million for each of the three months ended September 30, 2021 and September 30, 2020 ($10.0 million for each of the nine months ended September 30, 2021 and September 30, 2020).  The rental income is derived from CMC's long-term triple net lease.

Leased Real Estate operating income was $1.1 million for the three months ended September 30, 2021 compared with $0.8 million for the three months ended September 30, 2020 ($0.1 million year to date compared to $2.2 million prior year to date).  The increase in operating income for the three months ended September 30, 2021 is primarily attributable to lower litigation expenses compared to the same period in 2020.  The decrease in operating income for the nine months ended September 30, 2021 is primarily the result of a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million in net (loss) income) and management expense of $0.5 million for the nine months ended September 30, 2021 as a result of the March settlement agreement, partially offset by lower litigation expenses and a $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation (see Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further information on the settlement) compared to the nine months ended September 30, 2020. Leased Real Estate operating income includes interest expense of $1.6 million and $1.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively ($4.6 million and $4.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively).

Net Investment Income

Net investment income was $0.4 million in the third quarter of 2021 compared to $0.6 million in the third quarter of 2020 ($1.2 million year to date compared to $2.0 million prior year to date). The decrease in net investment income for the three months ended September 30, 2021 relates primarily to lower investment income from the Company's limited liability investments, at fair value.  The decrease in net investment income for the nine months ended September 30, 2021 relates primarily to lower investment income from the Company's limited liability investments, at fair value and fixed maturities as a result of general changes in market conditions.

Net Realized Gains (Losses)

Net realized gains were $0.2 million in the third quarter of 2021 compared to net realized losses of $0.1 million in the third quarter of 2020 (net realized gains of $0.4 million year to date compared to net realized gains of $0.2 million prior year to date). The net realized gains for the three and nine months ended September 30, 2021 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

The net realized losses for the three months ended September 30, 2020 primarily relate to loss on the settlement of other investments, partially offset by a gain on the sale of one of the Company's investments in private companies.  The net realized gains for the nine months ended September 30, 2020 also include realized gains from sales of fixed maturities and distributions received from one of the Company’s investments in which its carrying value previously had been written down to zero as a result of prior distributions.

(Loss) Gain on Change in Fair Value of Equity Investments

Loss on change in fair value of equity investments was less than $0.1 million in the third quarter of 2021 compared to a gain of $1.2 million in the third quarter of 2020 (loss of $0.2 million year to date compared to a gain of $1.1 million prior year to date). Significant drivers include:

•

Unrealized losses of less than $0.1 million and $0.3 million on equity investments held during the three months ended September 30, 2021 and September 30, 2020, respectively (unrealized losses of $0.2 million and $0.4 million, respectively, year to date and prior year to date); and

•

Net realized gains of zero and $1.5 million on equity investments sold during the three months ended September 30, 2021 and September 30, 2020, respectively (less than $0.1 million and $1.5 million year to date and prior year to date).  The net realized gains for the three and nine months ended September 30, 2020 relate to the sale of the Company's shares of Limbach Holdings, Inc. ("Limbach") common stock. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $1.2 million in the third quarter of 2021 compared to $0.3 million in the third quarter of 2020 ($1.7 million year to date compared to $2.1 million prior year to date). The gain for the three months ended September 30, 2021 represents an increase in fair value of $0.8 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease") due to net cash proceeds received in excess of the carrying value from the sale of one of the properties and a reduction in debt at one of the underlying LLC's, and an increase in fair value of $0.4 million related to Argo Holdings. The gain for the three months ended September 30, 2020 represents an increase in fair value of $0.6 million related to Net Lease, partially offset by a decrease in fair value of $0.3 million related to Argo Holdings.

The gain for the nine months ended September 30, 2021 represent increases in fair value of $1.2 million related to Net Lease and $0.5 million related to Argo Holdings. The gain for the nine months ended September 30, 2020 represents an increase in fair value of $2.5 million related to Net Lease, partially offset by a decrease in fair value of $0.5 million related to Argo Holdings.

Net Change in Unrealized Loss on Private Company Investments

Net change in unrealized loss on private company investments was zero in the third quarter of 2021 compared with $0.1 million in the third quarter of 2020 (zero year to date compared to $0.7 million prior year to date). For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. Also, as part of the Company’s quarterly impairment analysis of its investments in private companies, the Company determined it should write down two of its investments for other-than-temporary impairment of zero million and $0.7 million for the three and nine months ended September 30, 2020, respectively, as a result of the impacts of COVID-19 on the investments' underlying business.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for the third quarter of 2021 was $1.5 million compared to $1.8 million in the third quarter of 2020 ($4.6 million year to date compared to $6.0 million prior year to date). The decrease for the three and nine months ended September 30, 2021 is primarily attributable to lower interest expense at Net Lease as a result of repaying their existing financing during the first quarter of 2021, as well as lower interest expense related to the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $2.6 million in the third quarter of 2021 compared to $2.5 million in the third quarter of 2020 ($8.3 million year to date compared to $7.6 million prior year to date).

The increase in net expense for the three months ended September 30, 2021 is primarily attributable higher expense related to restricted stock awards, partially offset by a decrease in audit professional services fees incurred during the three months ended September 30, 2021 compared to the same period in 2020.

The increase in net expense for the nine months ended September 30, 2021 is primarily attributable higher expense related to restricted stock awards, partially offset by a $1.2 million decrease in expense recorded pursuant to outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis") and a decrease in audit professional services fees incurred during the nine months ended September 30, 2021 compared to the same period in 2020.

See Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further discussion related to Aegis.

Amortization of Intangible Assets

Amortization of intangible assets was $2.4 million in the third quarter of 2021 compared to $0.6 million in the third quarter of 2020 ($3.4 million year to date compared to $1.7 million prior year to date).  The higher amortization expense for the three and nine months ended September 30, 2021 is related to amortization of intangible assets recorded in conjunction with the Company's acquisition of PWI effective December 1, 2020.  During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI, which resulted in the Company recording (i) $1.3 million of amortization expense during the third quarter of 2021 for the period from the date of acquisition through June 30, 2021 and (ii) $0.6 million of amortization expense during the third quarter of 2021 for the period July 1, 2021 through September 30, 2021 related to the intangible assets identified.  See Note 5, "Acquisition," to the unaudited consolidated interim financial statements for further details on the Company’s acquisition of PWI.

(Loss) Gain on Change in Fair Value of Debt

Loss on change in fair value of debt was $0.4 million in the third quarter of 2021 compared to $0.5 million in the third quarter of 2020 (loss of $2.2 million year to date compared to a gain of $1.9 million prior year to date). The loss for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 reflect increases in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which was primarily the result of decreases in the risk-free rate and lower overall LIBOR rates. The gain for the nine months ended September 30, 2020 reflects a decrease in the fair value of the subordinated debt resulting from changes in inputs, other than the instrument-specific credit risk, to the Company’s fair value model which were primarily a result of lower overall LIBOR rates. See "Debt" section below for further information.

Gain on Extinguishment of Debt not Allocated to Segments

For the nine months ended September 30, 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain (recorded in the first quarter) on forgiveness of the balance of the holding company's loan obtained through the PPP. See Note 11, "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Benefit

Income tax benefit for the third quarter of 2021 was $2.5 million compared to $0.3 million in the third quarter of 2020 ($6.1 million year to date compared to $0.4 million prior year to date). During the three months ended September 30, 2021, the Company released into income $3.3 million of its deferred income tax asset valuation allowance, as a result of its acquisition of PWI, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.  During the nine months ended September 30, 2021, the Company recorded an income tax benefit of $2.8 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.  See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three and nine months ended September 30, 2021 and September 30, 2020.

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

At September 30, 2021, we held cash and cash equivalents, restricted cash and investments with a carrying value of $104.1 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	September 30, 2021	% of Total	December 31, 2020	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	15,247	14.7%	10,104	8.8%
States, municipalities and political subdivisions	1,584	1.5%	1,454	1.3%
Mortgage-backed	8,150	7.8%	5,394	4.7%
Asset-backed	253	0.2%	—	—%
Corporate	9,105	8.7%	3,764	3.3%
Total fixed maturities	34,339	32.9%	20,716	18.1%
Equity investments:
Common stock	187	0.2%	155	0.1%
Warrants	—	—%	289	0.3%
Total equity investments	187	0.2%	444	0.4%
Limited liability investments	3,235	3.1%	3,692	3.2%
Limited liability investments, at fair value	18,180	17.5%	32,811	28.7%
Investments in private companies	790	0.8%	790	0.7%
Real estate investments	10,662	10.2%	10,662	9.3%
Other investments	272	0.3%	294	0.2%
Short-term investments	157	0.2%	157	0.1%
Total investments	67,822	65.2%	69,566	60.7%
Cash and cash equivalents	18,139	17.4%	14,374	12.6%
Restricted cash	18,140	17.4%	30,571	26.7%
Total	104,101	100.0%	114,511	100.0%

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

KINGSWAY FINANCIAL SERVICES INC.

As a result of the analysis performed, the Company recorded the following write downs for other-than-temporary impairment:

•	Other investments: zero for the three months ended September 30, 2021 and September 30, 2020 (zero and $0.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively).

•

Limited liability investments, at fair value: less than $0.1 million and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively ($0.1 million and $0.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

•

Investments in private companies: zero and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively (zero and $0.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively), which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments for the three and nine months ended September 30, 2021 and September 30, 2020.

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

At September 30, 2021 and December 31, 2020, the gross unrealized losses for fixed maturities amounted to $0.1 million and less than $0.1 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2021 and December 31, 2020, all unrealized losses on individual investments were considered temporary.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2021 and December 31, 2020, deferred interest payable of $17.6 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At September 30, 2021, the carrying value of the subordinated debt is $59.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the nine months ended September 30, 2021, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2021, along with the passage of time, contributed to the $8.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and September 30, 2021.

Of the $8.7 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and September 30, 2021, $6.5 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $2.2 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

For a description of each of the Company's six subsidiary trusts, see Note 11, "Debt", to the unaudited consolidated interim financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

SeeNote 4, "Recently Issued Accounting Standards," to the unaudited consolidated interim financial statements, for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.

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

Cash Flows

During the nine months ended September 30, 2021, the Company reported $8.0 million of net cash used in operating activities, primarily due to $10.6 million prepaid management fees recorded during the second quarter of 2021.  The $10.6 million was only paid because of the gross proceeds received under the Additional Mortgage (see explanation of cash provided by financing activities below), of which the Company retained $2.7 million.

During the nine months ended September 30, 2021, the net cash provided by investing activities was $2.7 million. This source of cash was primarily attributed to distributions received by Net Lease from two of its limited liability investment companies of $16.3 million during 2021, partially offset by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities.

During the nine months ended September 30, 2021, the net cash used in financing activities was $3.3 million. This use of cash was primarily attributed to principal repayment on bank loan of $3.1 million, principal repayments of $12.6 million on the notes payable, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $3.6 million relating to principal paydowns on the Mortgage, Additional Mortgage and the Flower Note and distributions to noncontrolling interest holders of $2.1 million; partially offset by net proceeds from notes payable of $13.3 million related to the Additional Mortgage and proceeds from the exercise of warrants of $1.8 million.

Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At September 30, 2021, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary insurance regulations.

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

On July 16, 2018, the Company announced it had entered into a definitive agreement to sell its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). On October 18, 2018, the Company completed the previously announced sale of Mendota. As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims and certain specified claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018. The maximum obligation to the Company with respect to the open claims is $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There is no maximum obligation to the Company with respect to the specified claims.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.7 million (approximately eight months of operating cash outflows) and $1.1 million at September 30, 2021 and December 31, 2020, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $18.1 million and $14.4 million reported at September 30, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC.

The holding company’s liquidity at September 30, 2021 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty subsidiaries as described above. While these sources do not represent cash of the holding company, they do represent future sources of liquidity.

As of September 30, 2021, there are 182,876 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.7 million, if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $17.6 million at September 30, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.9 million as of September 30, 2021, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has off-balance sheet arrangements related to guarantees, which are further described in Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, the Company’s management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards.   In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require the Company’s management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

KINGSWAY FINANCIAL SERVICES INC.

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were not effective as a result of unremediated material weaknesses in the Company's internal control over financial reporting that were discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions; monitoring the collectability of accounts receivable balances; and certain account reconciliations; as well as the result of a material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2019 external audit of the accounts, relating to the accounting for certain investments at fair value (collectively, "Identified Material Weaknesses"). Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of the Identified Material Weaknesses, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2021 and September 30, 2020 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

The Company has enhanced and revised the design of its controls and procedures over its accounting for and disclosure of restricted cash and cash and cash equivalents on the consolidated balance sheets, the disclosure of related parties and the application of accounting literature when determining other-than-temporary impairment on equity method investments over the past several quarters.  These enhancements include introducing additional review procedures and formalizing certain documentation processes.  As a result of these enhanced and revised controls and procedures, the Company believes that the following material weaknesses have been remediated as of September 30, 2021:  accounting for and disclosure of restricted cash and cash and cash equivalents on the consolidated balance sheets, the disclosure of related parties; and the application of accounting literature when determining other-than-temporary impairment on equity method investments.

Changes in Internal Control over Financial Reporting

Other than processes and controls that may have been put in place as a result of our remediation of the identified material weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2021, and ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

4.7	Second Amended and Restated Kingsway Financial Services Inc. Common Stock Series B Warrant Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 5, 2021	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 5, 2021	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)