Form 10-K
period 2021-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2022-02-28
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 001-15204

Kingsway Financial Services Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1792291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Pierce Road Itasca, IL	60143
(Address of principal executive offices)	(Zip Code)

1-847-871-6408

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	KFS	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company☒	Emerging Growth Company ☐

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

As of June 30, 2021, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $57,337,230 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of February 28, 2022 was 24,135,368.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements

This 2021 Annual Report on Form 10-K (the "2021 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•	its results of operations and financial condition (including, among other things, net and operating income, investment income and performance, return on equity and expected current returns);
•	changes in industry trends and significant industry developments, especially as it relates to the service contract and homebuilding industries;
•	the impact of certain guarantees and indemnities made by the Company;
•	its ability to complete and integrate current or future acquisitions successfully;
•	its ability execute its strategic initiatives successfully; and
•	the potential impact of the uncertainties related to the COVID-19 pandemic on the short and long-term economic effects on the Company’s business.

For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2021 Annual Report.

Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2021 Annual Report.

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

Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, business services, asset management and real estate industries. Kingsway conducts its business through three reportable segments - Extended Warranty, Leased Real Estate and Kingsway Search Xcelerator - that conduct their business and distribute their products and services in the United States.

Financial information about Kingsway's reportable business segments for the years ended December 31, 2021 and December 31, 2020 is contained in the following sections of this 2021 Annual Report: (i) Note 22, "Segmented Information,"to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.

All of the dollar amounts in this 2021 Annual Report are expressed in U.S. dollars.

GENERAL DEVELOPMENT OF BUSINESS

Acquisition of Ravix Financial, Inc.

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix Financial, Inc. ("Ravix"). Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements. Ravix is included in the Kingsway Search Xcelerator segment, which was created as a result of the Ravix acquisition.

The Company acquired Ravix for aggregate cash consideration of approximately $10.9 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

The acquisition was financed with a combination of debt financing provided by Avidbank, and cash on hand. Ravix Acquisition LLC, a wholly-owned subsidiary of the Company, together with Ravix, borrowed a total of $6.0 million, in the form of a term loan, and established a $1.0 million revolver (together, the "Ravix Loan") that was undrawn at close. The Ravix Loan has a variable interest rate, with the initial annual interest rate equal to 3.75%. The Ravix Loan requires monthly principal and interest payments and the term loan matures on October 1, 2027.

Acquisition of RoeCo Lafayette, LLC

On December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo Lafayette, LLC ("RoeCo") for cash consideration of approximately $2.4 million.  RoeCo owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Lousiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage in the principal amount of $13.5 million (the "RoeCo Mortgage") at the date of acquisition.  RoeCo is included in the Leased Real Estate segment. Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

EXTENDED WARRANTY SEGMENT

Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):

●	IWS Acquisition Corporation ("IWS")
●	Geminus Holding Company, Inc. ("Geminus")
●	PWI Holdings, Inc. ("PWI")
●	Professional Warranty Service Corporation ("PWSC")
●	Trinity Warranty Solutions LLC ("Trinity")

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"). Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise networks of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield ("AAS") in three states with a "white label" agreement.  PWI also has a "white label" agreement with Norman & Company, Inc., that sells and administers a guaranteed asset protection product ("GAP"), under the Classic product name, in states that Classic is approved in.

PWSC sells home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

KINGSWAY FINANCIAL SERVICES INC.

Trinity sells heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and commercial refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.

Extended Warranty Products

Automotive

IWS, Geminus and PWI market and administer vehicle service agreements ("VSA"s) and related products for new and used automobiles throughout the United States. IWS and PWI also market and administer VSAs for motorcycles and ATV’s. A VSA is an agreement between the Company and the vehicle purchaser under which the Company agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. VSAs supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. The cost of the VSA is a function of the contract term, coverage limits and type of vehicle.

●	IWS serves as the administrator on all contracts it originates. VSA's range from one to seven years and/or 12,000 miles to 125,000 miles. The average term of a VSA is between four and five years.
●

Geminus goes to market through its subsidiaries, Penn and Prime. Penn and Prime serve as the administrator on all contracts they originate and its VSAs range from three months to sixty months and/or 3,000 miles to 165,000 miles. Penn offers a limited product line of vehicle service agreements with unlimited miles offerings that have an average term of twelve to twenty-four months.

●

PWI serves as the contract administrator and originator in all states, except for Alaska, Florida and Washington. In those states, PWI partners with American Auto Shield ("AAS") in a white label relationship where the VSAs are branded PWI, are originated and administered by AAS, with PWI generating fee income on every contract sold. Across all states, PWI has an extensive menu of VSAs with terms starting at three months to ninety-six months and mileage bands up to 200,000 miles. Products range from basic Powertrain to the Exclusionary product (Premier).  The average term of a VSA is twenty-two months.

In addition to marketing vehicle service agreements, IWS, Geminus and PWI also administer and broker a GAP product through their distribution channels. GAP generally covers a consumer's out-of-pocket amount, related to an automobile loan or lease, if the vehicle is stolen or damaged beyond repair. IWS, Geminus and PWI earn a commission when a consumer purchases a GAP certificate but do not take on any insurance risk.

Home

PWSC has two insured home warranty products:

●

The primary product is designed for new home construction companies, and the warranty is issued to new home buyers. The warranty coverage is provided nationwide by a single, A+ rated insurance carrier. The warranty document is an agreement between the homebuilder and the purchaser of the home and includes specific tolerances related to covered defects and precise definitions of damages. Each damage category includes materials defect coverage for the first year, major systems coverage for the second year, and workmanship and structural coverage for years three through ten. The warranty enables certain damages to be resolved by the homebuilder without admitting fault or negligence, and the warranty offers an efficient method to resolve buyer complaints and avoid costly litigation through mediation and mandatory binding arbitration.

●

The second insured warranty product is designed for existing homes and covers major systems and appliances. PWSC designs the product specifications, but the administration is conducted by an independent third party. PWSC is not a risk-taker on this product; instead, it leverages an independent, reputable insurance carrier. PWSC sells this product directly to consumers and through various other channels, such as credit unions, brokers, and property managers.

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

KINGSWAY FINANCIAL SERVICES INC.

HVAC

Trinity sells HVAC, standby generator, commercial LED lighting and commercial refrigeration warranty products. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells.

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

Automotive

IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 25 states and the District of Columbia.

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

Geminus goes to market through its subsidiaries, Penn and Prime, which market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate that varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 32 and 40 states, respectively.

Penn and Prime focus exclusively on the automotive finance market with its core VSA and related product offerings, while much of its competition is non-employee based or agent centric. Penn and Prime's typical competitor’s approach to market is by working through non-employees or agents with a variety of different product offerings. Penn and Prime solely focuses on the suite of VSAs it offers, which allows the proper attention required for healthy profitability and risk management.

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

PWI operates exclusively in the automotive finance market with its sole focus on VSAs. PWI does operate within a highly competitive environment where product pricing and product options are important. Most of its competitors have a comprehensive menu of products and services to offer the independent and franchise dealers. PWI’s future strategy will drive additional competitiveness by adding new products to its existing menu of VSAs and GAP. PWI’s competitors are a blend of national and regional competitors implementing employee and agent-based sales models.

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

HVAC

Trinity directly markets and distributes its warranty products to manufacturers, distributors and installers of HVAC, standby generator, commercial LED lighting and commercial refrigeration equipment. As a provider of equipment breakdown and maintenance support, Trinity directly markets and distributes its product through its clients, which are primarily companies that directly own and operate numerous locations across the United States.

Trinity operates in an environment with few market competitors. Trinity competes on two important facets: its belief that it provides superior customer service relative to its competitors and its ability, through the support of its insurance company partners, to provide warranty solutions to a wider range of HVAC, standby generator, commercial LED lighting and commercial refrigeration equipment customers than that of its competitors.

Claims Management

Claims management is the process by which Extended Warranty determines the validity and amount of a claim. The Company believes that claims management is fundamental to its operating results. The Company's goal is to settle claims fairly for the benefit of insureds in a manner that is consistent with the insurance policy language and the Company's regulatory and legal obligations.

IWS, Geminus and PWI effectively and efficiently manage claims by utilizing in-house expertise and information systems. They employ an experienced claims staff, in some cases comprised of Automotive Service Excellence certified mechanics, knowledgeable in all aspects of vehicle repairs and potential claims. Additionally, each owns a proprietary database of historical claims information that has been compiled over several years. Management analyzes this database to drive real-time pricing adjustments and strategic decision-making.

Under PWSC’s warranty products, disputes typically arise when there is a difference between what the homeowner expects of the builder and what the builder believes are its legitimate warranty service responsibilities. PWSC employs an experienced claims staff who respond to all inquiries from homeowners and from requests by builders. Any inquiries or complaints received are submitted or communicated to the builder. PWSC will not make any determination as to the validity or resolution of any complaint; however, PWSC will discuss alternatives or resolutions to disputes with all parties and can mediate or negotiate a fair solution to a dispute. This process ensures that homebuilders can effectively manage new home construction risk and reduce the potential for substantial legal costs associated with litigation. PWSC may, at times, act as a third-party administrator for claims under the insured warranty product; however, at no time does PWSC bear the loss of claims on warranty products.

Trinity claims on warranty products are managed by the insurance companies with which Trinity partners. Trinity may, at times, act as a third-party administrator of such claims; however, at no time does Trinity bear the loss of claims on warranty products.

LEASED REAL ESTATE SEGMENT

Leased Real Estate includes the Company's subsidiaries CMC Industries, Inc. ("CMC") and RoeCo.

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

RoeCo owns the LA Real Property, which is leased to the Department of Veteran Affairs pursuant to a long-term lease. The LA Real Property is also subject to the RoeCo Mortgage, which is recorded as note payable in the consolidated balance sheets.

KINGSWAY SEARCH XCELERATOR SEGMENT

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix, and includes the Company’s unique CEO Accelerator program.  Revenue is derived from the provision of business services.

Business Services

Ravix provides outsourced finance and human resources consulting services to its clients on a fractional basis for both projects with definitive endpoints and ongoing engagements of indeterminate length for customers in 21 states and 5 countries.  All services are delivered by employees who are located in the United States. Ravix offers its services across four different practices:

●	Operational Accounting. Offers services oriented around day-to-day financial stewardship of its clients, such as bookkeeping, accounting, financial reporting and analysis and strategic finance.
●	Technical Accounting. Provides specialized expertise in areas of technical accounting, such as initial public offerings, SEC reporting and international consolidation;
●	Human Resources. Offers human resources, workforce management, and compliance support; and
●	Advisory Services. Focuses on managing clients through liquidations and assignment for the benefit of the creditors.

KINGSWAY FINANCIAL SERVICES INC.

Marketing, Distribution and Competition

Ravix does not actively market its services through traditional channels. Instead, Ravix focuses primarily on venture-capital-funded startups and receives most of its new business as a result of business networking activities, referrals from service providers and former clients.

CEO Accelerator

The Company has developed a unique program, whereby it employs dedicated Operator-in-residence (or "Searcher") personnel whose sole function is to search for an appropriate business for Kingsway to acquire and then to ultimately run that business.  As an example, our first Searcher, who was hired in May 2020, identified Ravix as a potential acquisition, which the Company closed on in October 2021.

The CEO Accelerator focuses on identifying and acquiring privately-held businesses with enterprise values between $10 and $30 million where the owner/operator is looking to transition from day-to-day operating responsibilities.  The CEO Accelerator utilizes the proven framework and characteristics of the Search Fund acquisition model and targets industries and companies with pre-defined characteristics.

The Company believes that having a dedicated Searcher(s) – whose background includes a mix of real-world work experience and a graduate degree (usually a master’s of business administration) – who is ready to transition into the role of CEO gives it a competitive advantage over traditional private equity firms and other potential acquirors of businesses in the lower middle market.

When a search ends with a successful acquisition, the Searcher transitions into an operational role as CEO of the acquired company and receives a financial incentive, in the form of various stock-based grants, in the acquired company.  The awards have both time and performance vesting requirements, which aligns the incentives with those of the overall Company.

The Company currently has two full-time Searchers as of December 31, 2021.  The Company intends to maintain this level – and potentially expand it – as business opportunities permit.

PRICING AND PRODUCT MANAGEMENT

Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in Extended Warranty and Kingsway Search Xcelerator. In Extended Warranty, teams typically comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups within the individual operating subsidiaries track loss performance  monthly to alert the operating subsidiaries' management teams to the potential need to adjust forms or rates.

KINGSWAY FINANCIAL SERVICES INC.

INVESTMENTS

The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks:

●	The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations.
●	Equity, limited liability and other investments are managed by a team of employees and advisors dedicated to the identification of investment opportunities that offer asymmetric risk/reward potential with a margin of safety supported by private market values.
●	Limited liability investments, at fair value, investments in private companies and real estate investments are generally overseen by corporate, who engages third-party managers for certain holdings.

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

For further descriptions of the Company's investments, see "Investments" and "Significant Accounting Policies and Critical Estimates" in MD&A and Note 6, "Investments," and Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

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

KINGSWAY FINANCIAL SERVICES INC.

U.S. insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners ("NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements reflect risk-based capital ("RBC") standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, an insurance company's RBC requirements are calculated and compared to its total adjusted capital, as defined by the NAIC, to determine whether regulatory intervention is warranted. In general, insurers reporting surplus as regards to policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2021, surplus as regards to policyholders reported by Amigo exceeded the 200% threshold. Refer to Note 26, "Regulatory Capital Requirements and Ratios," to the Consolidated Financial Statements for further discussion.

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

Extended Warranty

Vehicle service agreements are regulated in all states in the United States, and IWS, Geminus and PWI are subject to these regulations. Most states utilize the approach of the Uniform Service Contract Act that was adopted by the NAIC in the early 1990's. Under that approach, states regulate vehicle service contract companies by requiring them annually to file documentation, together with a copy of the contract of insurance covering their liability under the service contracts, which complies with the particular state's regulatory requirements. IWS, Geminus and PWI are in compliance with the regulations of each state where it sells vehicle service agreements.

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

HUMAN CAPITAL MANAGEMENT

At December 31, 2021, the Company employed 279 personnel supporting its operations, all of which were full-time employees. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2021 Annual Report and to consult any further disclosures Kingsway makes in its filings with the SEC.

FINANCIAL RISK

We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2021, we had $90.5 million principal value of outstanding recourse subordinated debt, in the form of trust preferred debt instruments, with redemption dates beginning in December 2032, and which has deferred interest accrued of $18.7 million as of December 31, 2021.

Additionally, we incurred indebtedness in connection with our acquisitions of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI") on December 1, 2020 and Ravix Financial, Inc. ("Ravix") on October 1, 2021.  As of as of December 31, 2021, we have $27.2million principal value of such acquisition financing outstanding.

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

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;
•	we may be more vulnerable to general adverse economic and industry conditions and may have reduced flexibility to deploy capital or otherwise respond to changes;
•

we may be at a competitive disadvantage compared to our competitors with proportionately less debt or with comparable debt on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•	our ability to refinance debt may be limited or the associated costs to do so may increase;
•	our ability to transfer funds among our various subsidiaries and/or distribute such funds to the holding company are limited;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited;
•

we were unable to redeem outstanding shares of our redeemable preferred stock on the required date, which could lead to increased financing costs and/or costs associated with any disputes that might arise involving the holders of such preferred stock; and

•	we may be prevented from carrying out capital spending that is, among other things, necessary or important to our growth strategy and efforts to improve the operating results of our businesses.

KINGSWAY FINANCIAL SERVICES INC.

Increases in interest rates would increase the cost of servicing our outstanding recourse debt and could adversely affect our results of operation.

Our outstanding recourse subordinate debt as of December 31, 2021 of $90.5 million principal value and our outstanding acquisition financing of$27.2 million related to the acquisitions of PWI and Ravix bear interest directly related to LIBOR (and will in the future relate to one or more as-yet unidentified replacement benchmarks). As a result, increases in LIBOR (or the applicable replacement benchmark) would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in LIBOR (or the replacement benchmark) would result in an approximately $1.4 million increase in our annual interest expense.

The expected discontinuation of LIBOR could adversely affect the cost of servicing our outstanding debt.

Our outstanding recourse subordinate debt, which has redemption dates ranging from December 4, 2032 through January 8, 2034, and our outstanding acquisition financing related to the acquisitions of PWI and Ravix, which have maturity dates of December 1, 2025 and October 1, 2027, respectively, bear interest directly related to LIBOR and extend beyond June 2023, by which time the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out U.S dollar LIBOR.  If LIBOR is phased out, the indentures governing the Company’s outstanding recourse debt and the loan and security agreement governing our outstanding acquisition financing provide alternative means of determining the Company’s interest expense on its outstanding debt.  At this time, the Company cannot yet reasonably estimate the expected impact of a discontinuation of LIBOR.

Our operations are restricted by the terms of our debt indentures, which could limit our ability to plan for or react to market conditions or meet our capital needs.

Our debt indentures contain numerous covenants that limit our ability, among other things, to make particular types of restricted payments and pay dividends or redeem capital stock. The covenants under our debt agreements could limit our ability to plan for or react to market conditions or to meet our capital needs. No assurances can be given that we will be able to maintain compliance with these covenants.

If we are not able to comply with the covenants and other requirements contained in the debt indentures, an event of default under the relevant debt instrument could occur, which could result in the acceleration of all obligations under such debt instruments.

The Board of Directors closely monitors the debt and capital position and, from time to time, recommends capital initiatives based upon the circumstances of the Company.

The Real Property and LA Real Property are leased pursuant to long-term leases and the failure of the tenants to satisfy their obligations under the leases could adversely affect the condition of the Real Property and/or the LA Real Property or the results of the Leased Real Estate segment.

Because the Real Property and LA Real Property are leased pursuant to long-term leases, we depend on the tenants to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with such tenant's business, including any environmental liabilities.  There can be no assurance that the tenants will have sufficient assets, income and access to financing to enable them to satisfy its payment obligations to us under the leases.  The inability or unwillingness of the tenants to meet their rent obligations or to satisfy their other obligations, including indemnification obligations, could materially adversely affect the business, financial position or results of operations of our Leased Real Estate segment.  Furthermore, the inability or unwillingness of the tenants to satisfy their other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Real Property and the LA Real Property.

Our lease agreements requires that the tenant maintain comprehensive liability and hazard insurance; however, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable.  Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after such property has been damaged or destroyed.  In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in a property as well as the anticipated future cash flows from the property.

While previous rent moratoriums in response to the COVID-19 pandemic have not materially impacted the Real Property or the LA Real Property, we cannot be sure that future regulations with respect to evictions or rent payment moratoriums will not be enacted that could affect such properties.

KINGSWAY FINANCIAL SERVICES INC.

We may not be able to realize our investment objectives, which could significantly reduce our earnings and liquidity.

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2021, our investments included $35.7 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss. The low interest rate environment for fixed maturities that has existed for years also exposes us to reinvestment risk as these investments mature because the funds may be reinvested at rates lower than those of the maturing investments.

As of December 31, 2021, our investments also included$0.2 million of equity investments, $1.9 million of limited liability investments, $18.8 million of limited liability investments, at fair value, $0.8 million of investments in private companies, at adjusted cost, $10.7 million of real estate investments, at fair value and other investments, at cost of $0.4 million. These investments are less liquid than fixed maturities. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.

We will continue to be adversely impacted by the COVID-19 pandemic.

We continue to take steps to assess the effects, and mitigate the adverse consequences to our businesses, of the COVID-19 pandemic; however, though the magnitude of the impact continues to develop and change as new variants of COVID-19 emerge, our businesses have been and will continue to be adversely impacted by the outbreak of COVID-19.

In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on various industries' supply chains, automobile sales and new home construction, which has decreased, and may continue to decrease, consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the COVID-19 pandemic has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and other means, all of which has resulted in declines in sales. These effects, individually or in the aggregate, will continue to adversely impact our businesses, financial condition, operating results and cash flows and such adverse impacts may be material.

While certain restrictions and government mandates have been lifted or reduced, we cannot be sure whether they will be reinstated or whether we will need to comply with any new regulations, mandates or guidelines.

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

An adverse change in market conditions, including changes caused by the COVID-19 pandemic, leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. Certain trust accounts for the benefit of related companies and third-parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements which could expose us to damages or otherwise adversely impact our business, financial condition, operating results or cash flows.

KINGSWAY FINANCIAL SERVICES INC.

Market volatility may also make it more difficult to value certain of our investments if trading becomes less frequent and the liquidity of such investment declines. Disruptions, uncertainty and volatility in the global credit markets may also adversely affect our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability or result in our inability to consummate such acquisitions. There can be no assurance that market conditions will not deteriorate in the future.

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

Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020 and the third quarter of 2021, the Company made reimbursement payments to Aegis totaling $0.6 million in connection with the Settlement Agreement. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.

We are required to indemnify the buyer of our non-standard automobile businesses, which could materially adversely affect our business, results of operations or financial condition.

As part of the October 18, 2018 transaction to sell our non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), we agreed to indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota’s carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.

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

Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $824.4 million as of December 31, 2021. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow. Our operations, however, remain challenged, and there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

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

In connection with our operations in the ordinary course of business, at times we are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that would be incurred in connection with any of the various proceedings at this time, it is possible an individual action would result in a loss having a material adverse effect on our business, results of operations or financial condition.

Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.

We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934. As described in Item 9A, Controls and Procedures, of this 2021 Annual Report, in previous years we identified the existence of material weaknesses in internal control over financial reporting.  As discussed in Note 3, "Restatement of Previously Issued Financial Statements," to the 2018 Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2020, we have restated our consolidated financial statements as of and for the year ended December 31, 2017. We are actively engaged in developing and implementing remediation plans as described in Item 9A, Controls and Procedures, of this 2021 Annual Report, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.

Failure to comply with the NYSE’s continued listing requirements and rules could result in the NYSE delisting our common stock, which could negatively affect our company, the price of our common stock and your ability to sell our common stock.

On April 17, 2020, the Company received a notice from NYSE that the Company was not in compliance with NYSE listing standard 802.01B because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and stockholders’ equity was less than $50.0 million. In accordance with the NYSE listing requirements, we submitted a plan that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. On July 9, 2020, the NYSE notified us that our plan was accepted. On January 18, 2021, NYSE notified us that we were again in compliance with NYSE listing standard 802.01B but that we were subject to continued monitoring and review for a period of 12 months. While we remained in compliance during this 12-month period, we may in the future again fail to be in compliance with the NYSE listing standards and we may be subject to corrective action by NYSE, which may include suspension and delisting procedures.

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

Over the past several years we have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team, selling Mendota and acquiring PWI and Ravix, with the objective of focusing on our Extended Warranty segment, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.

We may experience difficulty continuing to retain our holding company staff.

There can be no assurance that our businesses will produce enough cash flow to adequately compensate and retain staff and to service our other holding company obligations, particularly the interest expense burden of our remaining outstanding debt.

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

Acquisitions entail numerous potential risks, including the following:

•	difficulties in the integration of the acquired business, including implementation of proper internal controls over financial reporting;
•	assumption of unknown material liabilities;
•	diversion of management's attention from other business concerns;
•	failure to achieve financial or operating objectives or other anticipated benefits or synergies and/or anticipated cost savings; and
•	potential loss of customers or key employees.

We may not be able to integrate or operate successfully any business, operations, personnel, services or products that we may acquire in the future.

OPERATIONAL RISK

Our Extended Warranty subsidiaries' deferred service fees may be inadequate, which would result in a reduction in our net income and could adversely affect our financial condition.

Our Extended Warranty subsidiaries' deferred service fees do not represent an exact calculation but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the remaining future revenue to be recognized in relation to our remaining future obligations to provide policy administration and claim-handling services. The process for establishing deferred service fees reflects the uncertainties and significant judgmental factors inherent in estimating the length of time and the amount of work related to our future service obligations. If we amortize the deferred service fees too quickly, we could overstate current revenues, which may result in a future significant reversal of revenue and adversely affect future reported operating results.

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

Ravix's concentration in venture-capital-funded startups creates exposure to the venture capital funding cycles.

Ravix focuses on venture-capital-funded companies, often in Silicon Valley, as its clients and receives a significant portion of its referrals from service providers focused on servicing the same market. Accordingly, a major contraction of available venture capital funding into companies or industries that Ravix services could have a material adverse effect on our business, results of operations or financial condition.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Ravix, part of Kingsway Search Xcelerator, leases its facility that has an aggregate square footage of approximately 2,014 at one location in one state. The expiration date of the existing lease is in February 2023.

The Company leases a facility for its corporate office with an aggregate square footage of approximately 6,338 at one location in one state. The expiration date of the existing lease is in January 2023.

The properties described above are in good condition. We consider our office facilities suitable and adequate for our current levels of operations.

Owned Properties

Leased Real Estate owns the Real Property and the LA Real Property, which are both subject to long-term lease agreements. The Real Property includes rail car tracks which provide rail car storage spaces and has 72 miles of double-ended rail track. The Real Property also contains a 5,760 square foot office building with an attached observation tower comprised of 1,150 square feet.  The LA Real Property consists of approximately 6.5 acres and contains a 29,224 square foot single-tenant medical office building.

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

See Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further information regarding the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

KINGSWAY FINANCIAL SERVICES INC.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2021
Quarter 4	$5.77	$5.04
Quarter 3	5.70	4.88
Quarter 2	5.24	4.46
Quarter 1	5.36	4.35
2020
Quarter 4	$4.72	$2.90
Quarter 3	3.10	2.17
Quarter 2	2.33	1.45
Quarter 1	2.29	1.59

Shareholders of Record

As of February 25, 2022 the closing sales price of our common shares as reported by the NYSE was $5.10 per share.

As of February 28, 2022, we had 24,135,368 common shares issued and outstanding. As of February 28, 2022, there were 11 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not have any unregistered sales of our equity securities.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, we did not have any repurchases of our equity securities.

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Reserved.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2021 Annual Report.

OVERVIEW

Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, business services, asset management and real estate industries. Kingsway conducts its business through the following three reportable segments: Extended Warranty, Leased Real Estate and Kingsway Search Xcelerator.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2021 Annual Report, the term "Extended Warranty" is used to refer to this segment.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a white label agreement.  PWI also has a "white label" agreement with Classic to sell a guaranteed asset protection product ("GAP") in states that Classic is approved in.

PWSC sells home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

Trinity sells heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and commercial refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.

Leased Real Estate includes the Company's subsidiaries, CMC Industries, Inc. ("CMC") and Roeco Lafayette, LLC ("RoeCo").  Throughout this 2021 Annual Report, the term "Leased Real Estate" is used to refer to this segment.

CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage").

RoeCo owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Lousiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheet at December 31, 2021 (the "RoeCo Mortgage").

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix Financial, Inc. ("Ravix").  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in 21 states and 5 countries.  All services are delivered by employees who are located in the United States.  Throughout this  2021 Annual Report, the term "Kingsway Search Xcelerator" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Impact of COVID-19

The COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and many businesses continue to operate in a work-from-home mode.

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

The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this 2021 Annual Report. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than initially anticipated. We continue to monitor the impact of the COVID-19 pandemic closely. However, the extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.  There remain many unknowns and the Company continues to monitor the expected trends and related demand for its services and will continue to adjust its operations accordingly.

NON U.S.-GAAP FINANCIAL MEASURE

Throughout this 2021 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income (loss), we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income (Loss)

Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and by segment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is loss from continuing operations before income tax benefit that, in addition to total segment operating income, includes net investment income, net realized gains, (loss) gain on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized loss on private company investments, other-than-temporary impairment loss, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, (loss) gain on change in fair value of debt and gain (loss) on extinguishment of debt not allocated to segments.  A reconciliation of total segment operating income to loss from continuing operations before income tax benefit for the years ended December 31, 2021 and December 31, 2020 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Valuation of Fixed Maturities and Equity Investments

Our equity investments, including warrants, are recorded at fair value with changes in fair value recognized in net income (loss). Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

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

Fixed maturities and equity investments are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the consolidated financial statements.

Impairment Assessment of Investments

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates.

We perform a quarterly analysis of our investments classified as available-for-sale and our limited liability investments to determine if any declines in market value are other-than-temporary. The analysis for available-for-sale investments includes some or all of the following procedures, as applicable:

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

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;
•	the historical trading patterns of individual investments may not reflect future valuation trends;
•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and
•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.

We perform a quarterly analysis of our investments in private companies. The analysis includes some or all of the following procedures, as applicable:

•	the opinions of external investment and portfolio managers;
•	the financial condition and prospects of the investee;
•	recent operating trends and forecasted performance of the investee;
•	current market conditions in the geographic area or industry in which the investee operates;
•	changes in credit ratings; and
•	changes in the regulatory environment.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

As a result of the analysis performed to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to certain of its investments. See "Investments" section below and Note 6, "Investments," to the Consolidated Financial Statements for further information.

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

Refer to Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements for further information.

Valuation of Real Estate Investments

The fair value of real estate investments is subjective and involves a combination of the market and income valuation techniques. Under this approach, a market-based capitalization rate is derived from comparable transactions, adjusted for any unique characteristics of each asset, and applied to the asset under consideration. The cap rates used during underwriting and subsequent valuations incorporate the consideration of risks of vacancy and collection loss, administrative costs of owning net leased assets and possible capital expenditures that could be determined a landlord expense.

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

The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company's temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company's historical and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2021, the Company maintains a valuation allowance of $169.7 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Accounting for Business Combinations and Asset Acquisitions

The Company evaluates acquisitions in accordance with Accounting Standards Codification 805, Business Combinations ("ASC 805"), to determine if a transaction represents an acquisition of a business or an acquisition of assets.

An acquisition of a business represents a business combination.  The acquisition method of accounting is used to account for a business combination by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed.  Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, often in consultation with third-party valuation advisors.  Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies.  The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.  Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.  Acquisition costs related to a business combination are expensed as incurred.

When an acquisition does not meet the definition of a business combination either because: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition.  In an asset acquisition, goodwill is not recognized.  Any excess of the total purchase price plus transaction costs over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets at the acquisition date.  The net assets acquired in an asset acquisition of property generally include, but are not limited to: land, building, building and tenant improvements, and intangible assets or liabilities associated with above-market and below-market leases and in-place leases.

The Company's methodology for determining fair value of the acquired tangible and intangible assets and liabilities includes estimating an "as-if vacant" fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized on a straight-line basis over the remaining lease term and is included in amortization of intangible assets in the consolidated statements of operations. The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between the contractual rents to be paid pursuant to the lease over its remaining term and management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease.  An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property. The amounts recorded for above-market leases are included in intangible assets on the consolidated balance sheets, and the amounts for below-market leases are included in accrued expenses and other liabilities on the consolidated balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental revenue over the remaining term of the applicable leases.  Changes to these assumptions could result in a different pattern of recognition. If tenants do not remain in their lease through the expected termor exercise an assumed renewal option, there could be a material impact to earnings.

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

Indefinite-lived intangible assets consist of a tenant relationship and trade names. Intangible assets with indefinite lives are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If facts and circumstances indicate that it is more likely than not that the intangible asset is impaired, then a fair value-based impairment test would be required. Management must make estimates and assumptions in determining the fair value of indefinite-lived intangible assets that may affect any resulting impairment write-down. This includes assumptions regarding future cash flows and future revenues from the related intangible assets or their reporting units. Management then compares the fair value of the indefinite-lived intangible assets to their respective carrying amounts. If the carrying amount of an intangible asset exceeds the fair values of that intangible asset, an impairment is recorded.

No impairment charges were recorded against intangible assets in 2021 or 2020. Additional information regarding our intangible assets is included in Note 9, "Intangible Assets," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Goodwill Recoverability

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess.

For Extended Warranty, the Company estimates the fair value using a valuation technique based on observed market capitalization multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") for a group of publicly traded insurance services and insurance brokerage companies, an approach that the Company views as a technique consistent with the objective of measuring fair value consistent with prior years’ assessments performed.

For Leased Real Estate, the Company models a hypothetical sale of the underlying asset in order to arrive at fair value, which, due to the unique nature of Leased Real Estate, the Company views as a technique consistent with the objective of measuring fair value.  The estimated fair value of Leased Real Estate is highly sensitive to discount rates applied and changes in the underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future sales proceeds and timing of such proceeds could also have a significant impact on the fair value.   The Company performed a Step 1 impairment assessment for Leased Real Estate at June 30, 2021, due to the sensitivity of interest rates in determining fair value and the impact that the additional borrowing may have on the determination of fair value.  The results of this assessment indicated the fair value exceeded carrying value for Leased Real Estate.  However, if there were sustained increases in the underlying interest rates used in our analysis then the fair value could be reduced to a level that could indicate impairment.

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

No impairment charges were recorded against goodwill in 2021 or 2020, as the estimated fair values of the reporting units exceeded their respective carrying values. Additional information regarding our goodwill is included in Note 8, "Goodwill," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Deferred Acquisition Costs

Deferred acquisition costs represent the deferral of expenses that we incur related to successful efforts to acquire new business or renew existing business. Acquisition costs, which are incremental costs to obtain or fulfill a contract with a customer and primarily include commissions and expenses incurred directly related to the acquisition of vehicle service agreements, are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset.

Fair Value Assumptions for Subordinated Debt Obligations

Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.  The following summarizes the impacts:

Impact of Rate Change on Fair Value	2021 Result	2020 Result
Libor:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Increase to fair value

The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt.

Therefore, changes in the underlying interest rates used would cause the fair value to be impacted.  However, such impact only impacts the income statement (or comprehensive income/loss for the portion related to credit risk) and does not impact cash flows.

Fair Value Assumptions for Subsidiary Stock-Based Compensation Awards

Two of the Company's subsidiaries, PWSC and Ravix, have made grants of restricted stock awards or restricted unit awards (together "Subsidiary Restricted Awards"). The Subsidiary Restricted Awards are measured at fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards.  Certain of the Subsidiary Restricted Awards are classified as a liability, either because they contain a noncontingent put option that is exercisable less than six months after the vesting of certain shares or because the awards are expected to settle in cash. Liability-classified awards, included in accrued expenses and other liabilities in the consolidated balance sheets, are measured and reported at fair value on the date of grant and are remeasured each reporting period. The Subsidiary Restricted Awards contain performance conditions that are reviewed quarterly to assess the probability of achievement of the performance condition.  Compensation expense is adjusted when a change in the assessment of achievement of the specific performance condition is determined to be probable.  Forfeitures are recognized in the period that Subsidiary Restricted Awards are forfeited.

The determination of fair value of the Subsidiary Restricted Awards is subjective and involves significant estimates and assumptions of whether the awards will achieve performance thresholds.  The fair value of the Subsidiary Restricted Awards is estimated using either an internal valuation model without relevant observable market inputs or the Black-Scholes option pricing model. The significant inputs used in the internal valuation model includes a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by subjective assumptions, including the expected term of the awards, expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The assumptions used in the Company’s Black-Scholes option-pricing model require significant judgment and represent management’s best estimates.

Contingent Consideration

The consideration for certain of the Company's acquisitions include future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes in fair value reported in the consolidated statements of operations as other (expense) income.

Determining the fair value of contingent consideration liabilities requires management to make assumptions and judgments. The fair value of Company’s contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit. These fair value measurements are based on significant inputs not observable in the market.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and have an impact on the payout of contingent consideration liabilities. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the key inputs or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as other (expense) income.  Additional information regarding our contingent consideration liabilities is included in Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Revenue Recognition

Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions and business services consulting revenue based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract, commission product sale or when consulting services are billed, or on terms subject to the Company’s customary credit reviews.

The Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers, which utilizes a five-step revenue recognition framework.  The Company identifies the contract with its customers and then identifies the performance obligations in the contracts. The transaction price is determined based on the amount we expect to be entitled to in exchange for providing the promised services to the customer. The transaction price is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

Certain of the Company’s contracts with customers include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Revenue from GAP commissions and homebuilder warranty service fees contain multiple distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price ("SASP") for each distinct performance obligation. Revenue is allocated to each performance obligation based on the relative SASP.  SASP are not directly observable in the GAP and homebuilder warranty contracts for the separate performance obligations. As a result, the Company has applied the expected cost plus a margin approach to develop models to estimate the standalone selling price for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.  In these models, the Company makes judgments about which of its actual costs are associated with each of the performance obligations.  The relative percentage of expected costs plus a margin associated with these performance obligations is applied to the transaction price to determine the estimated SASP of the performance obligations, which the Company recognizes as earned as services are performed over the term of the contract period.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income (loss) for the years ended December 31, 2021 and December 31, 2020 is presented in Table 1 below:

Table 1 Segment Operating Income for the Years Ended December 31, 2021 and December 31, 2020

For the years ended December 31 (in thousands of dollars)

	2021	2020	Change
Segment operating income (loss)
Extended Warranty	12,636	6,604	6,032
Leased Real Estate	909	(504)	1,413
Kingsway Search Xcelerator	484	—	484
Total segment operating income	14,029	6,100	7,929
Net investment income	1,575	2,625	(1,050)
Net realized gains	1,809	580	1,229
(Loss) gain on change in fair value of equity investments	(242)	1,267	(1,509)
Gain on change in fair value of limited liability investments, at fair value	2,391	4,046	(1,655)
Net change in unrealized loss on private company investments	—	(744)	744
Other-than-temporary impairment loss	—	(117)	117
Interest expense not allocated to segments	(6,161)	(7,719)	1,558
Other revenue and expenses not allocated to segments, net	(11,395)	(10,606)	(789)
Amortization of intangible assets	(4,900)	(2,291)	(2,609)
(Loss) gain on change in fair value of debt	(3,201)	1,173	(4,374)
Gain (loss) on extinguishment of debt not allocated to segments	311	(851)	1,162
Loss from continuing operations before income tax benefit	(5,784)	(6,537)	753
Income tax benefit	(7,644)	(1,115)	(6,529)
Income (loss) from continuing operations	1,860	(5,422)	7,282
Gain on disposal of discontinued operations, net of taxes	—	6	(6)
Net income (loss)	1,860	(5,416)	7,276

Income (Loss) from Continuing Operations and Net Income (Loss)

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

For the year ended December 31, 2021, we reported income from continuing operations of $1.9 million compared to a loss from continuing operations of $5.4 million for the year ended December 31, 2020, which is primarily attributable to the items explained in the following paragraphs.  Net income (loss) was the same as income (loss) from continuing operations for the year ended December 31, 2021 and was materially the same for the year ended December 31, 2020.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 57.4% (or $27.3 million) to $74.9 million for the year ended December 31, 2021 compared with $47.6 million for the year ended December 31, 2020. The 2021 service fee and commission revenue of $74.9 million includes a $1.9 million non-cash, cumulative reduction to service fee and commission revenue in the three months ended September 30, 2021 relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting. Service fee and commission revenue was impacted by the following in 2021:

•

A $25.8 million increase due to the inclusion of PWI in 2021 following its acquisition effective December 1, 2020, which includes a $1.9 million non-cash, cumulative reduction to service fee and commission revenue in the three months ended September 30, 2021 relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.  However, the continued COVID-19 pandemic has caused supply-chain issues in the automotive industry, resulting in significant increases in the prices of used automobiles (PWI’s primary market), making it difficult for smaller automobile dealers to obtain inventory and, therefore, putting downward pressure on PWI’s revenue;

•

A $2.1 million increase at Trinity driven by increased revenues ($1.4 million) in its equipment breakdown and maintenance support services primarily due to the negative impacts of the COVID-19 pandemic on 2020 revenues; and increased sales ($0.7 million) of extended warranty services product as a result of marketing efforts;

•	A $0.6 million increase at PWSC, driven by a strong housing market;
•

A $0.4 million increase at IWS.  While IWS’ market is also impacted by similar macro-economic conditions brought on by the continued COVID-19 pandemic as explained above for PWI, IWS has more product diversity in that it also sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions; and

•	A $1.6 million decrease at Geminus, which is being impacted by similar macro-economic conditions brought on by the continued COVID-19 pandemic as explained above for PWI.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

The Extended Warranty operating income was $12.6 million for the year ended December 31, 2021 compared with $6.6 million for the year ended December 31, 2020. The increase in operating income is primarily due to the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for 2021, compared with $0.4 million for 2020;
•

A $1.1 million increase due to the inclusion of PWI in 2021 following its acquisition effective December 1, 2020.  Current year results include a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting during 2021;

•

A $1.8 million increase at IWS primarily due to the increase in revenue explained above, as well as a decrease in claims authorized on vehicle service agreements (fewer claims in 2021 partially offset by higher cost per claim) and lower general and administrative expenses as the company continues to contain costs at pre-COVID levels;

•	A $0.4 million increase at PWSC, primarily due to increased revenue and holding operating costs in-check;
•

A $0.1 million increase at Geminus due to a decrease in claims authorized on vehicle service agreements (fewer claims in 2021) and lower general and administrative expenses as the company continues to contain costs at pre-COVID levels, both of which were essentially offset by a decrease in revenue; and

•

A $0.8 million increase at Trinity driven by increased revenues, partially offset by a related increase in cost of services sold (primarily for equipment breakdown and maintenance support services), compared to 2020.

Leased Real Estate

Leased Real Estate rental revenue was $13.4 million for each of the years ended December 31, 2021 and December 31, 2020. The rental revenue is derived from CMC's long-term triple net lease.

Leased Real Estate operating income was $0.9 million for the year ended December 31, 2021 compared to operating loss of $0.5 million for the year ended December 31, 2020.  Leased Real Estate operating income (loss) includes interest expense of $6.2 million and $6.0 million for the years ended December 31, 2021 and December 31, 2020, respectively.

The operating income for the year ended December 31, 2021 was impacted by:

•	A $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million in net income);
•	Management expense of $0.7 million for the year ended December 31, 2021 as a result of the March settlement agreement; and
•	A $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation.

The operating loss for the year ended December 31, 2020 was impacted by a $2.6 million management fee expense recorded pursuant to the CMC litigation settlement and $1.3 million of litigation expenses.

See Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further information on the CMC litigation settlement.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue was$3.5 million for the year ended December 31, 2021 and is derived from the Company's subsidiary, Ravix, that was acquired on October 1, 2021. Kingsway Search Xcelerator operating income was $0.5 million for the year ended December 31, 2021.

Net Investment Income

Net investment income was $1.6 million in 2021 compared to $2.6 million in 2020. The decrease in 2021 is primarily due to lower investment income from:

•	Limited liability investments, at fair value. This consists of Argo Holdings and Net Lease. Argo Holdings is not expected to generate a substantial portion of investment income annually. The Net Lease decrease is due to (1) the sale of two underlying properties over the past year and (2) interest income no longer being reported separately by Net Lease due to a change associated with the sale of the two properties; and
•	Fixed maturities held within investments by Extended Warranty. The decrease is a result of general changes in market conditions.

Net Realized Gains

The Company recorded net realized gains of $1.8 million in 2021 compared to $0.6 million in 2020.  The net realized gains for 2021 primarily relate to:

•	The sale of two limited liability investments during the fourth quarter of 2021;
•	Realized gains recognized by Argo Holdings; and
•	Distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

The net realized gains for 2020 primarily relate to realized gains recognized by Argo Holdings.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

(Loss) Gain on Change in Fair Value of Equity Investments

Loss on change in fair value of equity investments was $0.2 million in 2021 compared to a gain of $1.3 million in 2020. Significant drivers include:

•	Unrealized losses of $0.3 million and $0.2 million on equity investments held during the years ended December 31, 2021 and December 31, 2020, respectively; and
•

Net realized gains of less than $0.1 million and $1.5 million on equity investments sold during the years ended December 31, 2021 and December 31, 2020, respectively. The net realized gains for the year ended December 31, 2020 relate primarily to the sale of the Company's shares of Limbach Holdings, Inc. ("Limbach") common stock. During the third quarter of 2020, the Company sold all of its shares of Limbach common stock for cash proceeds totaling $3.2 million.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $2.4 million in 2021 compared to $4.0 million in 2020. The gain for the year ended December 31, 2021 represents increases in fair value of $1.6 million related to Net Lease, due to net cash proceeds received in excess of the carrying value from the sale of one of the properties and a resulting reduction in debt at one of the underlying LLC's, as well as an increase in fair value of $0.8 million related to Argo Holdings.

The gain for the year ended December 31, 2020 includes an increase in fair value of $4.9 million related to Net Lease, due to the sale of one of the Net Lease investment properties, partially offset by a decrease in fair value of $0.8 million related to Argo Holdings.

Net Change in Unrealized Loss on Private Company Investments

Net change in unrealized loss on private company investments was zero in 2021 compared to $0.7 million in 2020.  For 2021 and 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  As part of the Company's quarterly impairment analysis of its investments in private companies, the Company determined it should write down two of its investments for other-than-temporary impairment of $0.7 million for the year ended December 31, 2020, as a result of the impacts of COVID-19 on the investments' underlying business.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for 2021 was $6.2 million compared to $7.7 million in 2020. The decrease in 2021 is primarily attributable to:

•	$0.2 million lower interest expense related to the Company's bank loan used to acquire PWI in December 2020. As part of that transaction, the Company borrowed a principal amount of $25.7 million from a bank to partially finance the acquisition of PWI and to fully repay the prior outstanding loan at KWH (which had an original loan amount of $10.0 million). The new loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% (current rate of 3.75%), while the previous loan had an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25% (rate prior to payoff of 11.25%);
•	$0.5 million lower interest expense on the Company’s subordinated debt, which resulted from generally lower London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during 2021 compared to 2020. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%; and
•	An increase of $0.1 million that partially offset the above decreases, related to a new $6.0 million bank loan as part of the acquisition of Ravix on October 1, 2021, that has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% (current rate of 3.75%).

See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments was a net expense of $11.4 million in 2021 compared to $10.6 million in 2020.

The increase in net expense for 2021 is primarily attributable higher expense related to restricted stock awards due to new grants to officers of the Company, as well as an increase in fair value of previously-granted awards to a subsidiary President that are accounted for on a fair value basis. This increase was partially offset by:

•	$1.3 million in expense recorded in 2020 to settle outstanding litigation between the Company and Aegis Security Insurance Company ("Aegis");
•	A decrease in audit professional services fees incurred during 2021 compared to the same period in 2020, as the Company is now current in its required financial filings; and
•	Continued cost reduction initiatives with respect to the holding company’s ongoing expense base.

See Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, for further discussion related to Aegis.

Amortization of Intangible Assets

Amortization of intangible assets was $4.9 million in 2021 compared to $2.3 million in 2020.  The higher amortization expense for 2021 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of PWI effective December 1, 2020 and Ravix effective October 1, 2021.  During 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI, which resulted in the Company recording $2.6 million of amortization expense during 2021 related to the intangible assets identified.  In addition, during the fourth quarter of 2021, the Company completed a preliminary evaluation of the assets acquired and liabilities assumed in its acquisition of Ravix, which resulted in the Company recording $0.4 million of amortization expense during 2021 related to the intangible assets identified.

See Note 4, "Acquisitions," to the Consolidated Financial Statements for further details on the Company’s acquisition of PWI.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

(Loss) Gain on Change in Fair Value of Debt

The loss on change in fair value of debt amounted to $3.2 million in 2021 compared to a gain on change in fair value of debt of $1.2 million in 2020. The loss for 2021 reflects an increase in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). The following summarizes the impacts:

Impact of Rate Change on Fair Value	2021 Result	2020 Result
Libor:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Increase to fair value

See "Debt" section below for further information.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Gain (Loss) on Extinguishment of Debt not Allocated to Segments

During 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain (recorded in the first quarter) on forgiveness of the balance of the holding company's loan obtained through the PPP of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

During 2020, loss on extinguishment of debt not allocated to segments consists of a $0.9 million loss on the extinguishment of the 2019 KWH Loan, which includes the write-off of unamortized debt issuance costs and discount of $0.6 million and early termination fees paid to the lender of $0.2 million.

See Note 12, "Debt," to the Consolidated Financial Statements, for further discussion.

Income Tax Benefit

Income tax benefit for 2021 was $7.6 million compared to $1.1 million in 2020. The 2021 and 2020 income tax benefit is primarily related to:

•

An income tax benefit of $1.9 million and $1.3 million in 2021 and 2020, respectively, for the partial release of the Company’s deferred income tax valuation allowance associated with business interest expense with an indefinite life;

•	An income tax expense of $0.5 million in 2021 and an income tax benefit of $0.5 million in 2020 attributable to the Company’s deferred income tax valuation allowance related to its acquisition of CMC;
•	An income tax benefit of $4.1 million in 2021 for the partial release of the Company’s deferred income tax valuation allowance related to its acquisitions of PWI and Ravix;
•	An income tax benefit of $2.8 million in 2021 and an income tax expense of $0.2 million in 2020 relating to a change in unrecognized tax benefits;
•	An income tax expense of $0.2 million and $0.2 million in 2021 and 2020, respectively, relating to a change in indefinite life deferred income tax liabilities; and
•	An income tax expense of $0.5 million and 0.3 million in 2021 and 2020, respectively, for state income taxes.

See Note 15, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2021 and December 31, 2020, respectively.

INVESTMENTS

PWI, which was acquired by the Company in December 2020, began investing a substantial portion of its restricted cash during 2021.  Previously, PWI had not held a substantial amount of investments.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

At December 31, 2021, we held cash and cash equivalents, restricted cash and investments with a carrying value of $98.3 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2021	% of Total	2020	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	16,223	16.5%	10,104	8.8%
States, municipalities and political subdivisions	1,878	1.9%	1,454	1.3%
Mortgage-backed	7,629	7.8%	5,394	4.7%
Asset-backed	445	0.5%	—	—%
Corporate	9,491	9.7%	3,764	3.3%
Total fixed maturities	35,666	36.4%	20,716	18.1%
Equity investments:
Common stock	171	0.2%	155	0.1%
Warrants	8	0.0%	289	0.3%
Total equity investments	179	0.2%	444	0.4%
Limited liability investments	1,901	1.9%	3,692	3.2%
Limited liability investments, at fair value	18,826	19.1%	32,811	28.7%
Investments in private companies	790	0.8%	790	0.7%
Real estate investments	10,662	10.8%	10,662	9.3%
Other investments	256	0.3%	294	0.2%
Short-term investments	157	0.1%	157	0.1%
Total investments	68,437	69.6%	69,566	60.7%
Cash and cash equivalents	12,642	12.9%	14,374	12.6%
Restricted cash	17,257	17.5%	30,571	26.7%
Total	98,336	100.0%	114,511	100.0%

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

As a result of the analysis performed, the Company recorded the following write downs for other-than-temporary impairment:

•	Other investments: zero and $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
•

Limited liability investments, at fair value: $0.1 million for the years ended December 31, 2021 and December 31, 2020, which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

•

Investments in private companies: zero and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments for the years ended December 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

At December 31, 2021 and December 31, 2020, the gross unrealized losses for fixed maturities amounted to $0.3 million and less than $0.1 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2021 and December 31, 2020, all unrealized losses on individual investments were considered temporary.

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

DEBT

See Note 12, "Debt," to the Consolidated Financial Statements for further details to those provided below.

Bank Loans

On October 12, 2017, the Company borrowed a principal amount of $5.0 million from a bank to partially finance its acquisition of PWSC (the "PWSC Loan"). The PWSC Loan was scheduled to mature on October 12, 2022; however, the principal was fully repaid on January 30, 2020.

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. On March 1, 2019, KWH borrowed a principal amount of $10.0 million from a bank to finance its acquisition of Geminus (the "2019 KWH Loan"). The 2019 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 2.00%, plus 9.25%. The 2019 KWH Loan was scheduled to mature on March 1, 2024; however, the principal was fully repaid on December 1, 2020.

As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to finance its acquisition of PWI and to fully repay the 2019 KWH Loan (the "2020 KWH Loan"). The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% (current rate of 3.75%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan").  The Ravix Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00% (current rate of 3.75%) and is carried in the consolidated balance sheet at December 31, 2021 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2017.

The Ravix Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the Ravix Loan that, among other things, restrict Ravix’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company, which received $2.7 million.  The Additional Mortgage matures on May 15, 2034 and has a fixed interest rate of 3.20%.  The Additional Mortgage is carried in the consolidated balance sheet at December 31, 2021 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. See Note 25(a), "Commitments and Contingent Liabilities - Legal proceedings," to the Consolidated Financial Statements for further discussion of the CMC litigation settlement agreement.

As part of its acquisition of RoeCo on December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheet at December 31, 2021 at its aggregate unpaid principal balance.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2021 and December 31, 2020, deferred interest payable of $18.7 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At December 31, 2021, the carrying value of the subordinated debt is $61.0 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

During the year ended December 31, 2021, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2021, along with the passage of time, contributed to the $10.0 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and December 31, 2021.

Of the $10.0 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and December 31, 2021, $6.8 million is reported as an increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $3.2 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have historically been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities investment income, other returns received on investments and from the sale of investments.

A significant portion of the cash provided by our Extended Warranty companies is required to be placed into restricted trust accounts, as determined by the insurers who back-up our service contracts, in order to fund future expected claims.  On a periodic basis (quarterly or annually), we may be required to contribute more into the restricted accounts or we may be permitted to draw additional funds from the restricted accounts, dependent upon actuarial analyses performed by the insurers regarding sufficiency of funds to cover future expected claims.  A substantial portion of the restricted trust accounts are invested in fixed maturities and other instruments that have durations similar to the expected future claim projections.

Cash provided from these sources is used primarily for warranty expenses, business service expenses, debt servicing, acquisitions and operating expenses of the holding company.

The Company's Extended Warranty and Kingsway Search Xcelerator subsidiaries fund their obligations primarily through service fee and commission revenue. The Company's Leased Real Estate subsidiaries fund their obligations through rental revenue.

Cash Flows

During 2021, the Company reported $5.9 million of net cash used in operating activities, primarily due to:

•

A $10.6 million cash outflow related to prepaid management fees recorded during the second quarter of 2021. The $10.6 million was only paid because of the gross proceeds received under the Additional Mortgage (shown as a cash inflow from financing activities), of which the Company retained $2.7 million;

•	A $3.1 million change in other assets and liabilities, net, which is primarily due to a decrease in income taxes payable; and
•	Cash inflows generated by the Extended Warranty segment (which includes PWI for twelve months in 2021) and cost containment initiatives at the holding company.

To clarify, the gross proceeds received under the Additional Mortgage and associated cash outflows (to the Company and a third party) had essentially no impact on the Company’s overall net cash flows. However, the outflow to the third party is a reduction to operating cash flows while the gross proceeds are shown as a cash inflow from financing activities, as required by U.S. GAAP.

During 2021, the net cash used in investing activities was $8.6 million. This use of cash was primarily attributed to:

•	Purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities of $15.6 million;
•	The acquisitions of Ravix and RoeCo in 2021, which totaled $12.2 million, net of cash acquired;
•	Distributions received (reducing the use of cash) by Net Lease from two of its limited liability investment companies of $16.3 million; and
•	Proceeds received (reducing the use of cash) from the Company's limited liability investments.

During 2021, the net cash provided by used in financing activities was $0.5 million, primarily attributed to:

•	Principal repayments: on bank loans of $4.9 million, notes payable of $14.0 million, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $5.0 million relating to principal paydowns on the Mortgage, Additional Mortgage and the Flower Note;
•	Distributions to noncontrolling interest holders of $2.4 million; and
•	Net proceeds (reducing the use of cash) from notes payable of $13.3 million related to the Additional Mortgage, net proceeds from bank loans of $6.2 million related to the Ravix Loan and proceeds from the exercise of warrants of $1.8 million.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.

Actions available to the holding company to increase liquidity in order to meet its obligations include the sale of passive investments; sale of subsidiaries; issuance of debt or equity securities; exercise of warrants; distributions from the Company’s Extended Warranty and Kingsway Search Xcelerator subsidiaries, as further described below; and giving notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters on the six subsidiary trusts of the Company’s subordinated debt, which right the Company exercised during the third quarter of 2018.

Receipt of dividends from the Company's insurance subsidiaries is currently not considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2021, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.

On December 1, 2020, the Company closed on the acquisition of PWI, a full-service provider of vehicle service agreements. Related to the PWI acquisition, the Company secured the 2020 KWH Loan with IWS, Trinity, Geminus and PWI (the "KWH Subs") as borrowers under the 2020 KWH Loan. Pursuant to satisfying the covenants under the 2020 KWH Loan, the KWH Subs were permitted to make distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period (which is the same amount as under the predecessor loan).

Beginning in 2022, the Company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  Based on current covenants, the Company would be entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan.  The Company is currently finalizing the excess cash flow calculation for the year ended December 31, 2021, but is expected to receive between $1.0 and $1.5 million (with an equivalent amount expected to pay down the KWH 2020 Loan).

The amount of excess cash flow the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

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

On October 1, 2021, the Company closed on the acquisition of Ravix. Related to the PWI acquisition, the Company secured the Ravix Loan with Ravix and Ravix LLC as borrowers under the Ravix Loan. Pursuant to the covenants under the Ravix Loan, Ravix is permitted to make distributions to the holding company so long as doing such would not cause non-compliance with the various covenants outlined within the Ravix Loan.

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described in Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the CMC lease (or any borrowings against such increased rental payments).  In the second quarter of 2021, the holding company received a dividend of $2.7 million from the net proceeds from the Additional Mortgage.  Refer to Note 12, "Debt," to the Consolidated Financial Statements, for further information about this borrowing.  In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  Refer to Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements for further discussion of this off-balance sheet guarantee.

On October 18, 2018, the Company completed the previously announced sale of its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota").  As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  Refer to Note 25, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements for further discussion of this off-balance sheet guarantee.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.2 million (approximately five months of recurring operating cash outflows) and $1.1 million at December 31, 2021 and December 31, 2020, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  The holding company cash amounts are reflected in the cash and cash equivalents of $12.6 million and $14.4 million reported at December 31, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

The holding company’s liquidity at December 31, 2021 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty and Kingsway Search Xcelerator subsidiaries as described above. While these sources do not represent cash of the holding company, they do represent future sources of liquidity.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

As of December 31, 2021, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so.  Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $18.7 million at December 31, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.5 million as of December 31, 2021, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

The Company notes there are several variables to consider in such a situation, and management continues to explore the following opportunities: negotiating with the holders of the Preferred Shares with respect to the key provisions, raising additional funds through capital market transactions, as well as the Company’s strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received.

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

Regulatory Capital

In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2021, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.

During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2021, Amigo's RBC was 8,417%.

Kingsway Reinsurance Corporation ("Kingsway Re"), our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2021, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.

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

In accordance with the NYSE listing requirements, the Company submitted a business plan to the NYSE on June 1, 2020 that demonstrated how we expected to return to compliance with NYSE listing standard. On July 9, 2020, the NYSE notified the Company that the plan was accepted.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

On January 18, 2021, the Company received notification from the NYSE that the Company is again in compliance with NYSE's continued listing standards, but that the Company was subject to continued monitoring and review for a period of 12 months. The Company remained in compliance during this 12-month period.

CONTRACTUAL OBLIGATIONS

Table 3 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt and future minimum payments under operating leases. Interest payments on outstanding debt in Table 3 related to the subordinated debt, the 2020 KWH Loan and the Ravix Loan assume LIBOR remains constant throughout the projection period. Also, interest payments on outstanding debt reflect the interest deferral described in the "Subordinated Debt" section above.

TABLE 3 Cash payments related to contractual obligations projected by period

As of December 31, 2021 (in thousands of dollars)

	2022	2023	2024	2025	2026	Thereafter	Total
Bank loans	4,305	4,455	4,655	11,271	1,250	1,250	27,186
Notes payable	6,499	7,047	7,623	8,229	8,729	158,260	196,387
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	8,805	36,601	11,875	11,365	10,638	63,072	142,356
Future minimum lease payments	908	628	554	382	165	—	2,637
Total	20,517	48,731	24,707	31,247	20,782	313,082	459,066

Table 3 above does not reflect amounts that may be paid for the redemption of the 169,733 shares of Preferred Shares outstanding at December 31, 2021. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the Redemption Date. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the Redemption Date. The total redemption amount of the Preferred Shares if the Preferred Shares are not converted is $6.5 million as of December 31, 2021.  As discussed in the "Cash Flows" section above, in accordance with Delaware law, the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so.  The timing and amount of cash, if any, to be paid by the Company will be based upon the extent, if at all, that the Company exercises its right to redeem any Preferred Shares prior to the Redemption Date or the holders of the Preferred Shares exercise their option to convert any of the Preferred Shares to common shares.

Refer to Note 19, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements for further information regarding the Preferred Shares.

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

Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingsway Financial Services Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter Description

The Company's revenue from contracts with customers (ASC 606) relates to extended warranty service fee and commission income, which is comprised of multiple revenue streams including: vehicle service agreement fees, guaranteed asset protection commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, and homebuilder warranty commissions.  Many of the Company's contracts include revenue which is generated from contracts with multiple performance obligations.  Accordingly, the application of revenue recognition policies requires the Company to exercise significant judgement in the following areas:

●	Determination of whether individual services are promises which are considered distinct performance obligations.
●	Assessing whether the Company is a principal or an agent in providing services to the ultimate customer in the contract.
●

Assessing variable consideration attributable to each contract and the related estimates of variable consideration, which are significant in vehicle service contracts, based on refund rights provided to the customer under vehicle service contracts and related business practices.

●	Assessing the transaction price including the impact of various dealer and partner incentive and rebate programs which are considered contract acquisition costs.
●	Determining stand-alone selling prices for each distinct service and allocation to each individual performance obligation on a relative selling price basis.
●	Determining the timing of when revenue is recognized for separate performance obligations and whether the performance is deemed to occur over time or at a point in time.
●	For performance obligations satisfied over time, the selection of an appropriate methodology which best depicts the transfer of services to the customer under the contract.

For these reasons, we identified revenue recognition as a critical audit matter.

KINGSWAY FINANCIAL SERVICES INC.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following, among other procedures:

●	We obtained an understanding of the processes and internal controls related to each significant revenue generating activity within scope of ASC 606.
●	We evaluated the Company's application of the portfolio approach to individual groups of contracts to ensure the application was in compliance with ASC 606.
●

We tested the determination of individual performance obligations identified by management to ensure distinct performance obligations identified were consistent with the underlying contracts. We also tested whether all distinct performance obligations within each contract were complete and reflected all material promises which are capable of being distinct.

●	We evaluated and tested the key judgements applied by management, including:
o

Assessing whether the Company is deemed to be the principal or an agent in delivering services to the customer.  We evaluated the key factors to determine whether the Company is responsible for fulfillment of each significant service provided to the customer.

o

Estimating variable consideration, primarily related to refund liabilities on vehicle service contracts, based on historical patterns and future expectations of customer refund requests. We tested the estimated amount of expected refunds including management’s assessment of refund rates on each significant type of warranty contract to assess the overall reasonableness of the refund liabilities.

o

Determining whether certain incentive payments to dealers and partners were considered customer acquisition costs and should be included in the determination of the overall transaction price by examining the underlying program agreements and related business practices followed by the Company.

o

Estimating stand-alone selling prices when multiple performance obligations exist within a contract, based on management’s internal estimates of cost plus an appropriate margin to support expected selling prices.  We tested the related costs expected to be incurred in satisfying the delivery of services at contract commencement and those expected to be incurred over the life of the contract which are primarily associated with contract administration services.  We also tested the relative selling price allocation of the contract price to each separate performance obligation.

o

Application of over time recognition patterns, including management’s estimates related to claims emergence patterns for each separate group of contracts which possess similar characteristics that faithfully represent the transfer of services to the customer. We tested contracts at the warranty company subsidiaries to determine the accuracy and consistency of claim emergence patterns.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2020.

Denver, CO

February 28, 2022

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $35,889 and $20,488, respectively)	$35,666	$20,716
Equity investments, at fair value (cost of $1,147 and $1,157, respectively)	179	444
Limited liability investments	1,901	3,692
Limited liability investments, at fair value	18,826	32,811
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	256	294
Short-term investments, at cost which approximates fair value	157	157
Total investments	68,437	69,566
Cash and cash equivalents	12,642	14,374
Restricted cash	17,257	30,571
Accrued investment income	1,013	757
Service fee receivable, net of allowance for doubtful accounts of $241 and $478, respectively	6,656	4,834
Other receivables, net of allowance for doubtful accounts of $5 and $201, respectively	13,898	15,417
Deferred acquisition costs, net	10,930	8,835
Property and equipment, net of accumulated depreciation of $24,224 and $24,441, respectively	108,587	95,015
Right-of-use asset	2,248	2,960
Goodwill	110,247	121,130
Intangible assets, net of accumulated amortization of $20,333 and $15,433, respectively	108,230	84,133
Other assets	15,489	4,882
Total Assets	$475,634	$452,474
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$47,622	$43,951
Income taxes payable	294	2,859
Deferred service fees	89,217	87,945
Bank loans	26,717	25,303
Notes payable	205,025	192,057
Subordinated debt, at fair value	60,973	50,928
Lease liability	2,479	3,213
Net deferred income tax liabilities	28,553	27,555
Total Liabilities	460,880	433,811
Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at December 31, 2021 and December 31, 2020, respectively; 169,733 and 182,876 issued and outstanding at December 31, 2021 and December 31, 2020, respectively; redemption amount of $6,497 and $6,658 at December 31, 2021 and December 31, 2020, respectively	6,497	6,504
Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at December 31, 2021 and December 31, 2020, respectively; 22,882,614 and 22,211,069 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	359,138	355,242
Treasury stock, at cost; 247,450 and 247,450 outstanding at December 31, 2021 and December 31, 2020, respectively	(492)	(492)
Accumulated deficit	(395,149)	(394,807)
Accumulated other comprehensive income	30,779	38,059
Shareholders' equity attributable to common shareholders	(5,724)	(1,998)
Noncontrolling interests in consolidated subsidiaries	13,981	14,157
Total Shareholders' Equity	8,257	12,159
Total Liabilities, Class A preferred stock and Shareholders' Equity	$475,634	$452,474

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2021	2020
Revenues:
Service fee and commission revenue	$78,401	$47,607
Rental revenue	13,365	13,365
Total revenues	91,766	60,972
Operating expenses:
Claims authorized on vehicle service agreements	19,536	9,922
Commissions	7,042	5,530
Cost of services sold	7,052	2,692
General and administrative expenses	48,733	42,099
Leased real estate segment interest expense	6,164	5,950
Total operating expenses	88,527	66,193
Operating income (loss)	3,239	(5,221)
Other revenues (expenses), net:
Net investment income	1,575	2,625
Net realized gains	1,809	580
(Loss) gain on change in fair value of equity investments	(242)	1,267
Gain on change in fair value of limited liability investments, at fair value	2,391	4,046
Net change in unrealized loss on private company investments	—	(744)
Other-than-temporary impairment loss	—	(117)
Non-operating other (expense) revenue	(2,788)	332
Interest expense not allocated to segments	(6,161)	(7,719)
Amortization of intangible assets	(4,900)	(2,291)
(Loss) gain on change in fair value of debt	(3,201)	1,173
Gain (loss) on extinguishment of debt, net	2,494	(468)
Total other expenses, net	(9,023)	(1,316)
Loss from continuing operations before income tax benefit	(5,784)	(6,537)
Income tax benefit	(7,644)	(1,115)
Income (loss) from continuing operations	1,860	(5,422)
Gain on disposal of discontinued operations, net of taxes	—	6
Net income (loss)	1,860	(5,416)
Less: Net income attributable to noncontrolling interests in consolidated subsidiaries	2,202	1,309
Less: Dividends on preferred stock	494	1,066
Net loss attributable to common shareholders	$(836)	$(7,791)
Loss per share - continuing operations:
Basic:	$(0.04)	$(0.35)
Diluted:	$(0.04)	$(0.35)
Earnings per share - discontinued operations:
Basic:	$—	$—
Diluted:	$—	$—
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.04)	$(0.35)
Diluted:	$(0.04)	$(0.35)
Weighted average shares outstanding (in ‘000s):
Basic:	22,537	22,176
Diluted:	22,537	22,176

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2021	2020

Net income (loss)	$1,860	$(5,416)
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(478)	104
Reclassification adjustment for amounts included in net income (loss)	27	64
Change in fair value of debt attributable to instrument-specific credit risk	(6,844)	2,555
Other comprehensive (loss) income	(7,295)	2,723
Comprehensive loss	$(5,435)	$(2,693)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	2,187	1,320
Comprehensive loss attributable to common shareholders	$(7,622)	$(4,013)
(1) Net of income tax benefit of $0 and $0 in 2021 and 2020, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

							Shareholders'
						Accumulated	Equity	Noncontrolling
			Additional			Other	Attributable to	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2019	21,866,959	$—	$354,101	$(492)	$(388,082)	$35,347	874	$13,080	$13,954
Vesting of restricted stock awards, net of share settlements for tax withholdings	94,110	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	250,000	—	1,381	—	—	—	1,381	—	1,381
Net (loss) income	—	—	—	—	(6,725)	—	(6,725)	1,309	(5,416)
Preferred stock dividends	—	—	(1,066)	—	—	—	(1,066)	—	(1,066)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(243)	(243)
Other comprehensive income	—	—	—	—	—	2,712	2,712	11	2,723
Stock-based compensation, net of forfeitures	—	—	826	—	—	—	826	—	826
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	239,402	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	82,143	—	500	—	—	—	500	—	500
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(342)	—	(342)	2,202	1,860
Preferred stock dividends	—	—	(494)	—	—	—	(494)	—	(494)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,363)	(2,363)
Other comprehensive loss	—	—	—	—	—	(7,280)	(7,280)	(15)	(7,295)
Stock-based compensation	—	—	2,140	—	—	—	2,140	—	2,140
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,860	$(5,416)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposal of discontinued operations, net of taxes	—	(6)
Equity in net income of limited liability investments	(27)	(30)
Depreciation and amortization expense	8,627	6,728
Stock-based compensation expense, net of forfeitures	3,598	1,351
Net realized gains	(1,809)	(580)
Loss (gain) on change in fair value of equity investments	242	(1,267)
Gain on change in fair value of limited liability investments, at fair value	(2,391)	(4,046)
Net change in unrealized loss on private company investments	—	744
Loss (gain) on change in fair value of debt	3,201	(1,173)
Loss on change in fair value of derivatives	14	—
Loss on change in fair value of contingent consideration	263	—
Deferred income taxes, adjusted for Ravix, Roeco and PWI liabilities assumed	741	(1,001)
Other-than-temporary impairment loss	—	117
Amortization of fixed maturities premiums and discounts	230	140
Amortization of notes payable premium, discounts and debt issue costs	(787)	(888)
(Gain) loss on extinguishment of debt, net	(2,494)	468
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Ravix and PWI assets acquired	(791)	1,186
Other receivables, net, adjusted for Ravix, RoeCo and PWI assets acquired	1,669	183
Deferred acquisition costs, net	(2,095)	(231)
Other assets, adjusted for Ravix, RoeCo and PWI assets acquired	(10,474)	1,507
Deferred service fees, adjusted for PWI liabilities assumed	(2,354)	(2,333)
Other, net, adjusted for Ravix, RoeCo and PWI assets acquired and liabilities assumed	(3,131)	6,219
Net cash (used in) provided by operating activities	(5,908)	1,672
Investing activities:
Proceeds from sales and maturities of fixed maturities	6,251	14,168
Proceeds from sales of equity investments	23	3,249
Purchases of fixed maturities	(21,868)	(12,560)
Net proceeds from limited liability investments	2,664	179
Net proceeds from limited liability investments, at fair value	17,006	787
Net proceeds from investments in private companies	391	719
Net proceeds from other investments	38	390
Net purchases of short-term investments	—	(4)
Acquisition of businesses, net of cash acquired	(10,003)	(2,706)
Acquisition of assets, net of cash acquired	(2,270)	—
Net purchases of property and equipment	(830)	(213)
Net cash (used in) provided by investing activities	(8,598)	4,009
Financing activities:
Proceeds from exercise of warrants	1,750	—
Distributions to noncontrolling interest holders	(2,363)	—
Contributions from noncontolling interest holders	—	(243)
Taxes paid related to net share settlements of restricted stock awards	(499)	(83)
Principal proceeds from bank loans, net of debt issuance costs of $160 and $403 in 2021 and 2020, respectively	6,240	25,297
Principal payments on bank loans	(4,914)	(10,062)
Principal proceeds from notes payable, net of debt issuance costs of $1,685 in 2021	13,270	2,858
Principal payments on notes payable	(14,024)	(4,164)
Net cash (used in) provided by financing activities	(540)	13,603
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,046)	19,284
Cash and cash equivalents and restricted cash at beginning of period	44,945	25,661
Cash and cash equivalents and restricted cash at end of period	$29,899	$44,945

KINGSWAY FINANCIAL SERVICES INC.

	Years ended December 31,
	2021	2020
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$7,760	$7,816
Income taxes	$187	$81
Non-cash investing and financing activities:
Contingent consideration for acquisition of business	$2,195	$—
Notes payable assumed in asset acquisition	$13,463	$—
Conversion of redeemable Class A preferred stock to common stock	$500	$1,381
Accrued dividends on Class A preferred stock issued	$340	$343

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, business services, asset management and real estate industries.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:

The accompanying information in the 2021 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The consolidated financial statements are prepared as of December 31, 2021 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.

The Company's subsidiaries Argo Holdings Fund I, LLC ("Argo Holdings"), Flower Portfolio 001, LLC ("Flower") and Net Lease Investment Grade Portfolio LLC ("Net Lease") meet the definition of an investment company and follow the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.

Noncontrolling interests

The Company has noncontrolling interests attributable to certain of its subsidiaries. A noncontrolling interest arises where the Company owns less than 100% of the voting rights and economic interests in a subsidiary. A noncontrolling interest is initially recognized at the proportionate share of the identifiable net assets of the subsidiary at the acquisition date and is subsequently adjusted for the noncontrolling interest's share of the acquiree's net income (loss) and changes in capital. The effects of transactions with noncontrolling interests are recorded in shareholders' equity where there is no change of control.

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

The critical accounting estimates and assumptions in the accompanying consolidated financial statements include, but are not limited to, valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred acquisition costs; fair value assumptions for subordinated debt obligations; fair value assumptions for stock-based compensation liabilities; contingent consideration and revenue recognition.

(c)	Business combinations and asset acquisitions:

The Company evaluates acquisitions in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), to determine if a transaction represents an acquisition of a business or an acquisition of assets. The results of acquired subsidiaries are included in the consolidated statements of operations from the date of acquisition.

An acquisition of a business represents a business combination.  The acquisition method of accounting is used to account for a business combination. The cost of an acquired business is measured as the fair value of the assets received, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any noncontrolling interest. The excess of the cost of an acquired business over the fair value of the Company's share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquired business is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized in the consolidated statements of operations. Noncontrolling interests in the net assets of consolidated entities are reported separately in shareholders' equity and initially measured at fair value.  Acquisition costs related to a business combination are expensed as incurred.

When an acquisition does not meet the definition of a business combination either because: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition.  In an asset acquisition, goodwill is not recognized.  Any excess of the total purchase price plus transaction costs over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets at the acquisition date.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(d)	Investments:

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

(e)	Cash and cash equivalents:

Cash and cash equivalents include cash and investments with original maturities of no more than three months when purchased that are readily convertible into cash.

(f)	Restricted cash:

Restricted cash represents certain cash and cash equivalent balances restricted as to withdrawal or use. The Company's restricted cash is comprised primarily of cash held for the payment of vehicle service agreement claims under the terms of certain contractual agreements, funds held in escrow, statutory deposits and amounts pledged to third-parties as deposits or to collateralize liabilities.

(g)	Service fee receivable:

Service fee receivable includes balances due and uncollected from customers. Service fee receivable is reported net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is determined based on periodic evaluations of aged receivables, historical business data, management’s experience and current economic conditions.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(h)	Deferred acquisition costs, net:

Deferred acquisition costs represent the deferral of expenses the Company's incurs related to successful efforts to acquire new business or renew existing business. Acquisition costs, which are incremental costs to obtain or fulfill a contract with a customer and primarily include commissions and expenses incurred directly related to the acquisition of vehicle service agreements, are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred acquisition costs.

(i)	Property and equipment:

Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be forty to forty-five years for buildings; seven to fifty years for site and tenant improvements; five to ten years for leasehold improvements; three to ten years for furniture and equipment; and three to five years for computer hardware.

(j)	Goodwill and intangible assets:

When the Company acquires a subsidiary or other business where it exerts significant influence, the fair value of the net tangible and intangible assets acquired is determined and compared to the amount paid for the subsidiary or business acquired. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

Goodwill is tested for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, to ensure that its fair value is greater than or equal to the carrying value. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.

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

Intangible assets with indefinite useful lives are not subject to amortization and are tested for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, to ensure that fair values are greater than or equal to carrying values. Any excess of carrying value over fair value is charged to the consolidated statements of operations in the period in which the impairment is determined.

(k)	Derivatives:

During the second quarter of 2021, the Company entered into a pay fixed, receive variable interest rate swap contract to reduce its exposure to changes in interest rates.  The interest rate swap contract is measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company has not elected hedge accounting for the interest rate swap, therefore changes in fair value are recorded in current period earnings and are included in interest expense not allocated to segments in the consolidated statement of operations.

(l)	Debt:

Bank loans and notes payable are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense not allocated to segments in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in gain (loss) on extinguishment of debt, net.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(m)	Contingent consideration:

The consideration for certain of the Company's acquisitions include future payments to former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as other (expense) income.

(n)	Income taxes:

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

(o)	Leases:

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

The Company determines lease classification at the commencement date. Leases not classified as sales-type (lessor) or financing leases (lessor and lessee) are classified as operating leases. The primary accounting criteria the Company uses that results in operating lease classification are: (a) the lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease does not grant the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold in addition to other qualitative factors, the lease term is not for a major part of the remaining economic life of the underlying asset, (d) using a ninety percent or more threshold in addition to other qualitative factors, the present value of the sum of the lease payments and residual value guarantee from the lessee, if any, does not equal or substantially exceed the fair value of the underlying asset.

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

Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization. Above-market lease assets and below-market lease liabilities recorded in connection with acquisitions are amortized on a straight-line basis over the remaining terms of the applicable leases, as determined at the acquisition date.  Above-market lease assets are included in intangible assets on the consolidated balance sheets and below-market lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. Amortization of above-market and below-market lease liabilities is included as an adjustment to rental revenue in the consolidated statements of operations.

(p)	Revenue recognition:

Service fee and commission revenue and deferred service fees

Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions and business services consulting revenue based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract, commission product sale or when consulting services are billed, or on terms subject to the Company’s customary credit reviews.

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

Warranty product commissions include the commissions from the sale of warranty contracts for certain new and used heating, ventilation, air conditioning ("HVAC"), standby generator, commercial LED lighting and commercial refrigeration equipment. The Company acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. The Company does not guaranty the performance underlying the warranty contracts it sells. Warranty product commissions are earned at the time of the warranty product sales.

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

For the model related to the warranty administrative services performance obligation, the Company makes judgments about which of its actual costs are associated with enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. For the model related to the other warranty services performance obligation, the Company makes judgments about which of its actual costs are associated with activities, such as answering builder or homeowner questions regarding the home warranty and dispute resolution services, which are performed over the life of the warranty coverage period. The relative percentage of expected costs plus a margin associated with the warranty administrative services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the warranty administrative services performance obligation, which the Company recognizes as earned at the time the home is enrolled and the warranty product is delivered. The relative percentage of expected costs plus a margin associated with the other warranty services performance obligation is applied to the transaction price to determine the estimated standalone selling price of the other warranty services performance obligation, which the Company recognizes as earned as services are performed over the warranty coverage period.

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

Kingsway Search Xcelerator consulting revenue includes the revenue from providing outsourced finance and human resources consulting services. The Company invoices for business services consulting revenue based on contracted rates.  Revenue is earned as services are provided.

(q)	Stock-based compensation:

The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees. Expense is recognized on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards. Liability-classified awards, included in accrued expenses and other liabilities in the consolidated balance sheets, are measured and reported at fair value on the date of grant and are remeasured each reporting period.  Compensation expense related to the change in fair value for liability-classified awards is reported in the consolidated statements of operations as general and administrative expenses. For awards with a graded vesting schedule, expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards subject to a performance condition, expense is recognized when the performance condition has been satisfied or is probable of being satisfied. Forfeitures are recognized in the period that the award is forfeited.

(r)	Fair value of financial instruments:

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability, stock-based compensation liabilities, derivative contracts and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

(s)	Holding company liquidity:

The Company's Extended Warranty and Kingsway Search Xcelerator subsidiaries fund their obligations primarily through service fee and commission revenue. The Company's Leased Real Estate subsidiaries fund their obligations through rental revenue.

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

Receipt of dividends from the Company's insurance subsidiaries is currently not considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At December 31, 2021, Kingsway Amigo Insurance Company ("Amigo") was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. However, as more fully described in Note 25, "Commitments and Contingent Liabilities," the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).  In the second quarter of 2021, the Leased Real Estate segment completed a borrowing against the increased rental payments and, as a result, the holding company received a dividend of $2.7 million.  Refer to Note 12, "Debt," for further information about this borrowing.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc. ("KAI"), was $2.2 million (approximately five months of recurring operating cash outflows) and $1.1 million at December 31, 2021 and December 31, 2020, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $12.6 million and $14.4 million reported at December 31, 2021 and December 31, 2020, respectively, on the Company’s consolidated balance sheets.

As of December 31, 2021, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") at a redemption value of $6.5 million, if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $18.7 million at December 31, 2021, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.5 million, as of  December 31, 2021, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

The Company notes there are several variables to consider in such a situation, and management continues to explore the following opportunities: negotiating with the holders of the Preferred Shares with respect to key provisions, raising additional funds through capital market transactions, as well as the Company’s strategy of working to monetize its non-core investments while attempting to maximize the tradeoff between liquidity and value received.

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

(t)	COVID-19:

The COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; "shelter in place" and other governmental regulations; and many businesses continue to operate in a work-from-home mode.

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

The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, indefinite-lived intangibles and long-lived assets, the loss in value of investments, as well as the potential for adverse impacts on the Company's debt covenant financial ratios. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this 2021 Annual Report. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves or if the duration of business disruptions is longer than initially anticipated.

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

Effective  October 1, 2021, the Company early adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08").  ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").  Under the new guidance, at the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.  Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements.  Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The Company will apply this guidance prospectively to all business combinations that occur on or after October 1, 2021. The adoption of ASU 2021-08 did not have an impact on the Company's consolidated financial statements.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) ("ASU 2021-04"). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company notes that ASU 2021-04 only applies to modifications or exchanges of freestanding equity-classified written call options, which historically the Company has not done.

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

NOTE 4 ACQUISITIONS

(a)	Business Combinations

During the years ended December 31, 2021 and December 31, 2020, the Company incurred acquisition expenses related to business combinations of $0.4 million and $0.4 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

PWI Holdings, Inc.

On December 1, 2020, the Company acquired 100% of the outstanding shares of PWI Holdings, Inc. for cash consideration of $24.4 million. The final purchase price was subject to a working capital true-up that was finalized during the first quarter of 2021 of $0.1 million. PWI Holdings, Inc., through its subsidiaries Preferred Warranties, Inc., Superior Warranties, Inc., Preferred Warranties of Florida, Inc., and Preferred Nationwide Reinsurance Company, Ltd. (collectively, "PWI"), markets, sells and administers vehicle service agreements in all fifty states, primarily through a network of automobile dealer partners. As further discussed inNote 22, "Segmented Information," PWI is included in the Extended Warranty segment. This acquisition allows the Company to grow its portfolio of warranty companies and further expand into the vehicle service agreement business.

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the third quarter of 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $18.8 million compared to the amount recorded at December 31, 2020. The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, and the working capital true-up, as follows:

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

The measurement period adjustment related to the customer relationships intangible asset also resulted in an increase in amortization expense and accumulated amortization of $1.9 million that was recorded during the third quarter of 2021, of which:

•	$0.6 million relates to the three months ended September 30, 2021;
•	$0.6 million relates to the three months ended June 30, 2021;
•	$0.6 million relates to the three months ended March 31, 2021; and
•	$0.1 million relates to the year ended December 31, 2020.

The measurement period adjustment related to deferred service fees also resulted in a decrease service fee and commission revenue of $1.9 million that was recorded during the third quarter of 2021, of which:

•	$0.4 million relates to the three months ended September 30, 2021;
•	$0.5 million relates to the three months ended June 30, 2021;
•	$0.7 million relates to the three months ended March 31, 2021; and
•	$0.3 million relates to the year ended December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The Company notes that had ASU 2021-08 (see Note 3, "Recently Issued Accounting Standards") been applicable to the PWI acquisition, the Company would not have recorded the $3.6 million reduction to deferred service fees and would not have recorded the $1.9 million reduction to service fee and commission revenue during the third quarter of 2021.

Refer toNote 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $20.2 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of warranty companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Ravix Financial, Inc.

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix Financial, Inc. ("Ravix").  Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements.  As further discussed in Note 22, "Segmented Information," Ravix is included in the Kingsway Seach Xcelerator segment, which was created as a result of the Ravix acquisition.  This acquisition was the Company’s first acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired Ravix for aggregate cash consideration of approximately $10.9 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price is subject to a working capital true-up of $0.1 million that will be settled during the first quarter of 2022. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation in early 2022.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $7.9 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.  The estimated fair value of the contingent consideration obligation at the acquisition date of $2.2 million was determined using a Monte Carlo simulation based on forecasted future results, and is recorded in accrued expenses and other liabilities on the consolidated balance sheets. See Note 23, "Fair Value of Financial Instruments," for further discussion related to the contingent consideration.

The following table summarizes the purchase price of Ravix:

(in thousands)
Purchase price:	October 1, 2021
Cash paid at closing	$10,930
Working capital adjustment	83
Contingent consideration	2,195
Total purchase price	$13,208

The following table summarizes the preliminary estimated allocation of the Ravix assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 1, 2021
Cash and cash equivalents	$225
Restricted cash	752
Service fee receivable	1,031
Other receivables	17
Right-of-use asset	116
Goodwill	7,905
Intangible asset subject to amortization - customer relationships	4,000
Intangible asset not subject to amortization - trade name	2,500
Other assets	133
Total assets	$16,679

Accrued expenses and other liabilities	$1,546
Income taxes payable	13
Lease liability	116
Net deferred income tax liabilities	1,796
Total liabilities	$3,471

Purchase price	$13,208

The consolidated statements of operations include the earnings of Ravix from the date of acquisition. From the date of acquisition through December 31, 2021, Ravix earned revenue of $3.5 million and net loss of $0.2 million.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2021 and December 31, 2020 as if Ravix and PWI had been acquired on January 1 of the year prior to the acquisitions. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Ravix, interest expense and the amortization of debt issuance costs and discount associated with the related financing obtained in connection with the Ravix and PWI acquisitions (see Note 12, "Debt"), tax related adjustments and acquisition-related expenses. Purchase accounting adjustments related to the acquisition of PWI were not  included in the pro forma information below for the year ended December 31, 2020 since the fair value analysis of the assets acquired and liabilities assumed was not finalized until the third quarter of 2021.

(in thousands, except per share data)	Years ended December 31,
	2021	2020
Revenues	$ 101,662	$ 100,458
Loss from continuing operations attributable to common shareholders	$ (770)	$ (3,554)
Basic loss per share - continuing operations	$ (0.03)	$ (0.16)
Diluted loss per share - continuing operations	$ (0.03)	$ (0.16)

(b)	Asset Acquisition

RoeCo Lafayette, LLC

On December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo Lafayette, LLC ("RoeCo") from a current holder of the Company’s Preferred Shares, for cash consideration of approximately $2.4 million.  Refer toNote 24, "Related Parties," for further disclosure.  RoeCo owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease.  The LA Real Property is also subject to a mortgage in the principal amount of $13.5 million (the "RoeCo Mortgage") at the date of acquisition plus a premium of $3.5 million.  As further discussed in Note 22, "Segmented Information" RoeCo is included in the Leased Real Estate segment.

This transaction was accounted for as an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single asset comprised of land,  building and improvements.  The total purchase price, including the transaction costs, has been allocated to the individual net assets acquired based on their relative fair values.  In connection with the acquisition, the Company recorded an above-market lease intangible asset of $0.8 million and in-place and other lease intangible assets of $2.1 million. Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.

The following table summarizes the allocation of the purchase price to the net assets of RoeCo at the date of acquisition:

(in thousands)
Purchase price:	December 30, 2021
Cash	$2,386
Acquisition costs	249
Liabilities assumed	16,983
Total purchase price	$19,618

Fair value of net assets acquired:	December 30, 2021
Cash and cash equivalents	$365
Other receivables	133
Property and equipment, net	16,466
Intangible asset subject to amortization - Above-market lease	835
Intangible asset subject to amortization - In-place and other lease assets	2,114
Accrued expenses and other liabilities	(50)
Net deferred income tax liabilities	(245)
Total fair value of net assets acquired	$19,618

Since RoeCo was acquired on December 30, 2021, the consolidated statement of operations does not include any revenue or earnings of RoeCo, as such items are immaterial.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 5 VARIABLE INTEREST ENTITIES

(a)	Consolidated VIEs

Argo Holdings Fund I, LLC

The Company held a 43.4% investment in Argo Holdings at December 31, 2021 and December 31, 2020. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2021 and December 31, 2020.

Net Lease Investment Grade Portfolio, LLC

The Company held a 71.0% investment in Net Lease at December 31, 2021 and December 31, 2020. Net Lease holds one commercial property under a triple net lease as of December 31, 2021 (three commercials properties held as of December 31, 2020). The current property is encumbered by a mortgage loan.  Net Lease is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allows the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company is the primary beneficiary of Net Lease and consolidated Net Lease at December 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2021 and December 31, 2020:

(in thousands)	December 31,
	2021	2020
Assets
Limited liability investments, at fair value	$18,826	$32,811
Cash and cash equivalents	944	538
Accrued investment income	716	454
Total Assets	20,486	33,803
Liabilities
Accrued expenses and other liabilities	250	352
Notes payable	—	9,000
Total Liabilities	$250	$9,352

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments to its consolidated VIEs. At December 31, 2021 and December 31, 2020, the Company had no unfunded commitments. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the primary beneficiary of these VIEs.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2021 and December 31, 2020, the Company had no unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2021 and December 31, 2020:

(in thousands)	December 31,
	2021		2020
		Maximum Loss		Maximum Loss
	Carrying Value	Exposure	Carrying Value	Exposure
Investments in non-consolidated VIEs	$1,514	$1,514	$2,940	$2,940

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2021 and December 31, 2020:

(in thousands)	December 31,
	2021		2020
	Carrying		Carrying
	Value	Percent of total	Value	Percent of total
Investments in non-consolidated VIEs:
Real estate related	$628	41.5%	$1,610	54.8%
Non-real estate related	886	58.5%	1,330	45.2%
Total investments in non-consolidated VIEs	$1,514	100.0%	$2,940	100.0%

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2021 and December 31, 2020. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2021	2020
Assets	$283,432	$325,215
Liabilities	$299,340	$307,464
Equity	$(15,908)	$17,751

(in thousands)	December 31,
	2021	2020
Net income	$18,647	$27,419

NOTE 6 INVESTMENTS

PWI, which was acquired by the Company in December 2020, began investing a substantial portion of its restricted cash during 2021.  Previously, PWI had not held a substantial amount of investments.

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at December 31, 2021 and December 31, 2020 are summarized in the tables shown below:

(in thousands)	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$16,276	$31	$84	$16,223
States, municipalities and political subdivisions	1,880	3	5	1,878
Mortgage-backed	7,679	18	68	7,629
Asset-backed	449	—	4	445
Corporate	9,605	15	129	9,491
Total fixed maturities	$35,889	$67	$290	$35,666

(in thousands)	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$9,999	$105	$—	$10,104
States, municipalities and political subdivisions	1,447	7	—	1,454
Mortgage-backed	5,334	66	6	5,394
Corporate	3,708	56	—	3,764
Total fixed maturities	$20,488	$234	$6	$20,716

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The table below summarizes the Company's fixed maturities at December 31, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2021
		Estimated Fair
	Amortized Cost	Value
Due in one year or less	$8,424	$8,450
Due after one year through five years	22,371	22,174
Due after five years through ten years	1,831	1,823
Due after ten years	3,263	3,219
Total	$35,889	$35,666

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of December 31, 2021 and December 31, 2020. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,077	$84	$—	$—	$12,077	$84
States, municipalities and political subdivisions	846	5	—	—	846	5
Mortgage-backed	5,388	68	—	—	5,388	68
Asset-backed	445	4	—	—	445	4
Corporate	7,542	129	—	—	7,542	129
Total fixed maturities	$26,298	$290	$—	$—	$26,298	$290

(in thousands)					December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$511	$—	$—	$—	$511	$—
Mortgage-backed	834	6	—	—	834	6
Total fixed maturities	$1,345	$6	$—	$—	$1,345	$6

There are approximately 138 and 5 individual available-for-sale investments that were in unrealized loss positions as of December 31, 2021 and December 31, 2020, respectively.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to other investments of zero and $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.  There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments or limited liability investments for the years ended December 31, 2021 and December 31, 2020.

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

As of December 31, 2021 and December 31, 2020, the carrying value of limited liability investments totaled $1.9 million and $3.7 million, respectively. At December 31, 2021, the Company has no unfunded commitments related to limited liability investments.  The decrease in the carrying value is primarily attributable to the sale of three limited liability company investments during 2021.

Limited liability investments, at fair value represents the underlying investments of Net Lease and Argo Holdings.  As of December 31, 2021 and December 31, 2020, the carrying value of the Company's limited liability investments, at fair value was $18.8 million and $32.8 million, respectively.  The decrease in the carrying value is primarily attributable to the sale of two of Net Lease's investment properties during 2021, as further discussed below.  The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and $0.1 million for the years ended  December 31, 2021 and December 31, 2020, respectively, which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At  December 31, 2021, the Company has no unfunded commitments related to limited liability investments, at fair value.

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties.  During 2021, one of Net Lease’s limited liability companies sold their investment property for $14.3 million.  A portion of the proceeds from the sale were distributed to Net Lease.  As a result of the distribution, Net Lease recorded a gain of $0.8 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $0.8 million, which collectively are included in net investment income in the consolidated statement of operations for the year ended December 31, 2021.  During the fourth quarter of 2020, one of Net Lease's limited liability companies sold their investment property.  As a result of the three-month lag, the Company recorded this transaction in its first quarter 2021 financial statements.  A portion of the proceeds from the sale were distributed to Net Lease who used them primarily to repay their $9.0 million mezzanine loan. As a result of the distribution, Net Lease recorded a gain of $1.2 million related to its investment in the limited liability company, with an offsetting change in unrealized gain of $1.2 million, which collectively are included in net investment income in the consolidated statement of operations for the for the year ended December 31, 2021.

As of December 31, 2021 and December 31, 2020, the carrying value of the Company's investments in private companies totaled $0.8 million. For the years ended December 31, 2021 and December 31, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company recorded impairments related to investments in private companies of zero and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the year ended December 31, 2020 are a result of the impact of the COVID-19 pandemic on the investments' underlying business.

The Company previously had issued promissory notes (the "Notes") to five former employees (the "Debtors"), which were recorded as other investments in the consolidated balance sheets prior to December 31, 2020.  During the third and fourth quarters of 2020, the Company agreed to accept partial payment from the Debtors as full satisfaction of the Debtors' obligations under the Notes and recognized a loss of $0.2 million for the year ended December 31, 2020, which is included in net realized gains in the consolidated statements of operations. During the year ended  December 31, 2020, the Company recorded a write-down of $0.1 million for other-than-temporary impairment related to the Notes for one of the Debtors. The remaining principal amount outstanding on the Notes was zero as of December 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Net investment income for the years ended December 31, 2021 and December 31, 2020, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2021	2020
Investment income
Interest from fixed maturities	$242	$310
Dividends	125	153
Income from limited liability investments	27	30
Income from limited liability investments, at fair value	106	937
Income from real estate investments	800	800
Other	364	461
Gross investment income	1,664	2,691
Investment expenses	(89)	(66)
Net investment income	$1,575	$2,625

Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the years ended December 31, 2021 and December 31, 2020 is comprised as follows:

(in thousands)	Years ended December 31,
	2021	2020
Gross realized gains	$1,917	$806
Gross realized losses	(108)	(226)
Net realized gains	$1,809	$580

(Loss) gain on change in fair value of equity investments for the years ended December 31, 2021 and December 31, 2020 is comprised as follows:

(in thousands)	Years ended December 31,
	2021	2020
Net gain recognized on equity investments sold during the period	$13	$1,506
Change in unrealized losses on equity investments held at end of the period	(255)	(239)
(Loss) gain on change in fair value of equity investments	$(242)	$1,267

Impact of the COVID-19 Pandemic on Investments

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 7 DEFERRED ACQUISITION COSTS

The components of deferred acquisition costs and the related amortization expense for the years ended December 31, 2021 and December 31, 2020 are comprised as follows:

(in thousands)	Years ended December 31,
	2021	2020
Balance at January 1, net	$8,835	$8,604
Additions	8,702	4,896
Amortization	(6,607)	(4,665)
Balance at December 31, net	$10,930	$8,835

There were no impairment losses recorded in 2021 or 2020 related to deferred acquisition costs.

NOTE 8 GOODWILL

The following table summarizes goodwill activity for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	Extended Warranty	Leased Real Estate	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2019	$20,389	$60,983	$—	$732	$82,104
Acquisition	39,026	—	—	—	39,026
Balance, December 31, 2020	59,415	60,983	—	732	121,130
Acquisition	—	—	7,905	—	7,905
Measurement period adjustment	(18,788)	—	—	—	(18,788)
Balance, December 31, 2021	$40,627	$60,983	$7,905	$732	$110,247

As further discussed inNote 4, "Acquisitions," during 2021, the Company recorded goodwill of$7.9 million related to the acquisition of Ravix on October 1, 2021.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation in early 2022.  The estimates, allocations and calculations recorded at December 31, 2021 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

In 2020, the Company recorded goodwill of $39.0 million related to the acquisition of PWI on December 1, 2020 which was provisional and subject to adjustment during the measurement period.  As further discussed inNote 4, "Acquisitions," during the third quarter of 2021, the Company recorded a cumulative net measurement period adjustment, related to the acquisition of PWI, that decreased goodwill by $18.8 million.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill for recoverability at November 30, 2021 and December 31, 2020. Based on the assessment performed, no goodwill impairments were recognized in 2021 and 2020.

For Leased Real Estate, the Company models a hypothetical sale of the underlying asset in order to arrive at fair value, which, due to the unique nature of Leased Real Estate, the Company views as a technique consistent with the objective of measuring fair value.  The estimated fair value of Leased Real Estate is highly sensitive to discount rates applied and changes in the underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future sales proceeds and timing of such proceeds could also have a significant impact on the fair value.   The Company performed a Step 1 impairment assessment for Leased Real Estate at June 30, 2021, due to the sensitivity of interest rates in determining fair value and the impact that the additional borrowing may have on the determination of fair value.  The results of this assessment indicated the fair value exceeded carrying value for Leased Real Estate. However, if there were sustained increases in the underlying interest rates used in our analysis then the fair value could be reduced to a level that could indicate impairment. See Note 12, "Debt," for further information regarding the additional borrowing.

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

NOTE 9 INTANGIBLE ASSETS

Intangible assets at December 31, 2021 and December 31, 2020 are comprised as follows:

(in thousands)		December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,488	$430
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	11,598	20,047
In-place and other lease assets	3,238	343	2,895
Above-market lease	835	—	835
Non-compete	266	224	42
Intangible assets not subject to amortization
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$20,333	$108,230

(in thousands)		December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$3,997	$921
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	12,646	7,305	5,341
In-place lease	1,125	281	844
Non-compete	266	170	96
Intangible assets not subject to amortization			—
Tenant relationship	73,667	—	73,667
Trade names	3,264	—	3,264
Total	$99,566	$15,433	$84,133

As further discussed in Note 4, "Acquisitions," during the third quarter of 2021, the Company completed and finalized its fair value analysis of the assets acquired and liabilities assumed related to the Company's acquisition of PWI on December 1, 2020.  As a result, during the third quarter of 2021, the Company recorded $19.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of PWI. The customer relationships intangible asset of $15.0 million is being amortized over nine years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $4.6 million is deemed to have an indefinite useful life and is not amortized.

As further discussed inNote 4, "Acquisitions," during the fourth quarter of 2021, the Company recorded $6.5 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of Ravix on October 1, 2021. The customer relationships intangible asset of $4.0 million is being amortized over seven years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $2.5 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation in early 2022. The estimates, allocations and calculations recorded at December 31, 2021 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," during the fourth quarter of 2021, the Company recorded $2.9 million of separately identifiable intangible assets, related to above-market lease and in-place and other lease assets, as part of the acquisition of RoeCo on December 30, 2021.  The above-market lease intangible asset of $0.8 million resulted from the terms of the acquired operating lease contract being favorable relative to market terms of comparable leases on the date of acquisition.  The in-place and other lease intangible assets of $2.1 million are estimated based on the costs avoided in originating leases comparable to the acquired in-place lease as well as the value associated with lost rental revenue during the assumed lease-up period.  The above-market and in-place and other lease assets are amortized on a straight-line basis over the remaining lease term, which expires in  September 2036.

The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was$4.9 million and $2.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. The estimated aggregate future amortization expense of all intangible assets is $5.8 million for 2022, $4.4 million for 2023, $3.4 million for 2024, $2.6 million for 2025 and $1.9 million for 2026.

The measurement period adjustment recorded during the third quarter of 2021 related to the PWI customer relationships intangible asset resulted in an increase in amortization expense of $1.9 million that was recorded during the third quarter of 2021.  Refer to Note 4, "Acquisitions," for further detail.

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2021 or 2020.

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and December 31, 2020 are comprised as follows:

(in thousands)		December 31, 2021
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	21,910	70,137
Buildings	11,805	79	11,726
Leasehold improvements	286	163	123
Furniture and equipment	562	442	120
Computer hardware	2,488	1,630	858
Total	$132,811	$24,224	$108,587

(in thousands)		December 31, 2020
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Land	$21,120	$—	$21,120
Site improvements	91,308	18,428	72,880
Buildings	580	65	515
Leasehold improvements	296	125	171
Furniture and equipment	1,223	1,074	149
Computer hardware	4,929	4,749	180
Total	$119,456	$24,441	$95,015

During the fourth quarter of 2021, the Company recorded land of $4.5 million, site and tenant improvements of $0.7 million and building of $11.2 million as part of the acquisition of RoeCo on December 30, 2021.

For the years ended December 31, 2021 and December 31, 2020, depreciation expense on property and equipment of $3.7 million and $4.4 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 11 DERIVATIVES

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") interest rate on a portion of its 2020 KWH Loan (as defined below in Note 12, "Debt") to a fixed interest rate of 1.18%.  The interest rate swap had an initial notional amount of $11.9 million and matures on February 29, 2024.

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

The notional amount of the interest rate swap contract is $10.5 million at December 31, 2021.  At December 31, 2021, the fair value of the interest rate swap contract was a liability of less than $0.1 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet.  During the year ended December 31, 2021, the Company recognized a loss of less than $0.1 million related to the change in fair value of the interest rate swap, which is included in interest expense not allocated to segments in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash payments of less than $0.1 million were made during the year ended December 31, 2021, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash used in operating activities.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 12 DEBT

Debt consists of the following instruments at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021			December 31, 2020
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
Ravix Loan	$6,000	$5,847	$5,936	$—	$—	$—
2020 KWH Loan	21,186	20,870	20,815	25,700	25,303	25,893
Total bank loans	27,186	26,717	26,751	25,700	25,303	25,893
Notes payable:
Mortgage	161,998	168,730	182,128	166,106	173,696	194,158
Additional Mortgage	14,514	12,901	15,104	—	—	—
LA Mortgage	13,463	16,983	16,437	—	—	—
Flower Note	6,411	6,411	7,101	6,885	6,885	7,863
Net Lease Note	—	—	—	9,000	9,000	9,054
PPP	—	—	—	2,476	2,476	2,476
Total notes payable	196,386	205,025	220,770	184,467	192,057	213,551
Subordinated debt	90,500	60,973	60,973	90,500	50,928	50,928
Total	$314,072	$292,715	$308,494	$300,667	$268,288	$290,372

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

	Principal
Issuer	(in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)	Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan").  The Ravix Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00%. A t December 31, 2021 , the interest rate was 3.75%. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2017.  During the fourth quarter of 2021, Ravix borrowed under the revolver.  The carrying value at December 31, 2021 includes $5.7 million related to the term loan and $0.1 million related to revolver.

The Company also recorded as a discount to the carrying value of the Ravix Loan issuance costs of $0.2 million specifically related to the Ravix Loan.  The Ravix Loan is carried in the consolidated balance sheet at  December 31, 2021  at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Ravix Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Ravix Loan is secured by certain of the equity interests and assets of Ravix.

The Ravix Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the Ravix Loan that, among other things, restrict Ravix’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

KWH

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose original subsidiaries included IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020.

The 2020 KWH Loan has an annual interest rate equal to LIBOR having a floor of 0.75%, plus 3.00%. At December 31, 2021, the interest rate was 3.75%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

CMC Industries

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  See Note 25(a), "Commitments and Contingent Liabilities - Legal proceedings," for further discussion of the CMC litigation settlement agreement.  In the consolidated statement of cash flows for the year ended December 31, 2021, the additional borrowing of $15.0 million is shown as a cash inflow in the net cash provided by financing activities and the prepayment of the management fee, net of amortization, of $10.2 million is shown as an outflow in the net cash used in operating activities.

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

RoeCo

As part of its acquisition of RoeCo on  December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The LA Mortgage is nonrecourse indebtedness with respect to the assets of RoeCo, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless RoeCo acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  Refer to Note 25, "Commitments and Contingent Liabilities," for further disclosure. The LA Mortgage is collateralized by a parcel of real property and a single tenant building located in the state of Louisiana (the "LA Real Property") and the assignment of a lease and rent related to a long-term lease agreement with an unrelated third-party.  The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note, which has unpaid principal of $6.6 million at December 31, 2021, matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note, which has unpaid principal of $5.0 million at December 31, 2021, matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note, which has unpaid principal of $1.9 million at December 31, 2021, matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheet at December 31, 2021 at its aggregate unpaid principal balance.  The fair value of the LA Mortgage disclosed in the table above is derived from quoted market prices of bonds backed by loans to hospitals and guaranteed by the U.S. Government and A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

Flower

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at December 31, 2021 of $6.4 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Net Lease

On October 15, 2015, Net Lease assumed a $9.0 million mezzanine debt in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheet at December 31, 2020 ("the Net Lease Note"). The Net Lease Note required monthly payments of interest and was secured by certain investments of Net Lease. The Net Lease Note matured on November 1, 2020 and had a fixed interest rate of 10.25%.

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

On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans. The forgiveness included principal and interest of $0.4 million.  In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million.  The loan forgiveness is included in gain (loss) on extinguishment of debt, net in the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020. The carrying value of the PPP at December 31, 2020 of $2.5 million represents its unpaid principal balance.

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 23, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $10.0 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and December 31, 2021, $6.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $3.2 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations. Of the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2019 and December 31, 2020, $2.6 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.2 million is reported as gain on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2021 and December 31, 2020, deferred interest payable of $18.7 million and $14.1 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

NOTE 13 LEASES

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

Operating lease costs and variable lease costs included in selling and administrative costs for the year ended December 31, 2021 were $1.0 million and $0.1 million, respectively.

The annual maturities of lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Lease Commitments
2022	$982
2023	638
2024	550
2025	381
2026	165
2027 and thereafter	—
Total undiscounted lease payments	2,716
Imputed interest	237
Total lease liabilities	$2,479

The weighted-average remaining lease term for operating leases was 3.68 years as of December 31, 2021. The weighted average discount rate of operating leases was 5.14% as of December 31, 2021. Cash paid for amounts included in the measurement of lease liabilities was $1.0 million and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Supplemental non-cash information related to leases for the year ended December 31, 2021 includes right-of-use assets of $0.1 million acquired in exchange for $0.1 million of lease obligations.

(b)	Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes amortization of below-market lease liabilities related to the Real Property of $0.1 million and $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. The estimated aggregate future amortization of below-market lease liabilities is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 10, "Property and Equipment".

The Company acquired the LA Property on December 30, 2021.  The LA Real Property is subject to a long-term lease agreement with an unrelated third-party. The lease provides for future rent decreases. The initial lease term ends in March 2035. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue does not include any amortization of above-market lease asset related to the LA Property for the year ended December 31, 2021 due to RoeCo being acquired on December 30, 2021. The estimated aggregate future amortization of above-market lease asset is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 10, "Property and Equipment".

Lease revenue related to operating leases was $13.4 million for each of the years ended December 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets:

(in thousands)	December 31, 2021	December 31, 2020

Land	$25,623	$21,120
Site and tenant improvements	92,047	91,308
Buildings	11,805	580
Gross property and equipment leased	129,475	113,008
Accumulation depreciation	(21,989)	(18,493)
Net property and equipment leased	$107,486	$94,515

As of December 31, 2021, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2022	$13,912
2023	14,190
2024	14,475
2025	14,766
2026	14,883
Thereafter	119,590

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions and business services consulting revenue.  Revenue is based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract, commission product sale, or when consulting services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Years ended December 31,
		2021	2020

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$57,756	$33,137
Maintenance support service fees	Trinity	4,871	3,457
Warranty product commissions	Trinity	4,317	3,622
Homebuilder warranty service fees	PWSC	7,099	6,290
Homebuilder warranty commissions	PWSC	876	1,101
Business services consulting fees	Ravix	3,482	—
Service fee and commission revenue		$78,401	$47,607

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2021 and  December 31, 2020 were$6.7 million and $4.8 million, respectively.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Deferred service fees were $89.2 million and $87.9 million at December 31, 2021 and December 31, 2020, respectively.  The increase in deferred service fees during the year ended December 31, 2021 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2021, that was partially offset by the adjustment recorded in the third quarter of 2021 of $3.6 million to reduce PWI’s acquisition date deferred revenue to fair value.

The Company expects to recognize within one year as service fee and commission revenue approximately 49.1% of the deferred service fees as of December 31, 2021. Approximately $44.2 million and $23.5 million of service fee and commission revenue recognized during the years ended December 31, 2021 and December 31, 2020 was included in deferred service fees as of December 31, 2020 and December 31, 2019, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 15 INCOME TAXES

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

Income tax benefit consists of the following:

(in thousands)	Years ended December 31,
	2021	2020

Current income tax (benefit) expense	$(2,372)	$345
Deferred income tax benefit	(5,272)	(1,460)
Income tax benefit	$(7,644)	$(1,115)

Income tax benefit varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2021	2020
Income tax benefit at U.S. statutory income tax rate	$(1,215)	$(1,373)
Valuation allowance	(4,822)	(322)
Indefinite life intangibles	215	215
Change in unrecognized tax benefits	(2,811)	244
Non-deductible compensation	649	220
Investment income	(253)	(269)
State income tax	372	192
Indemnification receivable	590	(51)
Non-taxable income	(524)	(80)
Other	155	109
Income tax benefit for continuing operations	$(7,644)	$(1,115)

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2021	2020
Deferred income tax assets:
Losses carried forward	$181,096	$184,130
Unpaid loss and loss adjustment expenses and unearned premiums	3,864	3,911
Intangible assets	1,050	1,705
Debt issuance costs	789	835
Investments	1,198	145
Deferred rent	586	624
Deferred revenue	1,603	1,350
Management fees	—	550
Compensation	520	265
Other	131	660
Valuation allowance	(169,678)	(173,202)
Deferred income tax assets	$21,159	$20,973
Deferred income tax liabilities:
Indefinite life intangibles	$(19,179)	$(17,483)
Depreciation and amortization	(14,485)	(14,632)
Fair value of debt	(4,048)	(6,716)
Land	(4,482)	(4,435)
Intangible assets	(3,698)	(452)
Deferred revenue	(1,443)	(1,239)
Investments	(35)	(1,716)
Deferred acquisition costs	(2,295)	(1,855)
Other	(47)	—
Deferred income tax liabilities	$(49,712)	$(48,528)
Net deferred income tax liabilities	$(28,553)	$(27,555)

The Company maintains a valuation allowance for its gross deferred income tax assets of $169.7 million (U.S. operations - $169.7 million; Other - less than $0.1 million) and $173.2 million (U.S. operations - $173.2 million; Other - less than $0.1 million) at December 31, 2021 and December 31, 2020, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2021 and December 31, 2020 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

In 2021, the Company (i) released into income $2.0 million of its valuation allowance associated with business interest expense carryforwards with an indefinite life; (ii) released into income $3.3 million and $0.8 million of its valuation allowance, as a result of its acquisitions of PWI and Ravix, respectively, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available; and (iii) charged to expense $0.5 million for an increase in its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are not expected to reverse during the period in which the Company will have deferred income tax assets available.

In2020, the Company released into income $1.3 million of its valuation allowance associated with business interest expense carryforwards with an indefinite life and also released into income $0.5 million of its valuation allowance, as a result of its acquisition of CMC, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.

The Company carries net deferred income tax liabilities of$28.6 million and $27.6 million at December 31, 2021 and December 31, 2020, respectively, that consists of:

•

$8.2 million and $7.6 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards;

•	$23.8 million and $21.9 million of deferred income tax liabilities related to land and indefinite life intangible assets;
•	$3.3 million and $1.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;
•	$0.5 million and $0.6 million of deferred state income tax assets; and
•	$0.4 million and zero of deferred state income tax liabilities.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The Tax Cuts and Jobs Act (the "Tax Act") modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $824.4 million, are as follows:

		Net operating loss
Year of net operating loss	Expiration date	(in thousands)

2007	2027	$35,890
2008	2028	53,895
2009	2029	496,889
2010	2030	92,058
2011	2031	39,865
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848

In addition, not reflected in the table above, are net operating loss carryforwards of (i) $10.1 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $0.5 million relating to operations in Barbados, which losses will expire over various years through 2028.

A reconciliation of the beginning and ending unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2021	2020
Unrecognized tax benefits - beginning of year	$1,381	$1,381
Gross additions	—	—
Gross reductions	—	—
Impact due to expiration of statute of limitations	(1,316)	—
Unrecognized tax benefits - end of year	$65	$1,381

The amount of unrecognized tax benefits that, if recognized as of December 31, 2021 and December 31, 2020 would affect the Company's effective tax rate, was a benefit of $2.8 million and an expense of $0.2 million, respectively.

During the year ended December 31, 2021, the Company recorded an income tax benefit of $2.8 million for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets.  The Company carried a liability for unrecognized tax benefits of $0.1 million and $1.4 million as of December 31, 2021 and December 31, 2020, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2021 and December 31, 2020, the Company recognized a benefit of $1.5 million and an expense of $0.2 million, respectively, for interest and penalties. At December 31, 2021 and December 31, 2020, the Company carried an accrual for the payment of interest and penalties of $0.1 million and $1.6 million respectively, that is included in income taxes payable in the consolidated balance sheets.

The federal income tax returns of the Company's U.S. operations for the years through 2017 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2016 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 16 LOSS FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss from continuing operations per share computation for the years ended December 31, 2021 and December 31, 2020:

(in thousands, except per share data)	Years ended December 31,
	2021	2020
Numerator:
Income (loss) from continuing operations	$1,860	$(5,422)
Less: net income attributable to noncontrolling interests	(2,202)	(1,309)
Less: dividends on preferred stock, net of tax	(494)	(1,066)
Loss from continuing operations attributable to common shareholders	$(836)	$(7,797)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,537	22,176
Weighted average diluted shares
Weighted average common shares outstanding	22,537	22,176
Effect of potentially dilutive securities (a)	—	—
Total weighted average diluted shares	22,537	22,176
Basic loss from continuing operations per share	$(0.04)	$(0.35)
Diluted loss from continuing operations per share	$(0.04)	$(0.35)

(a)

Potentially dilutive securities consist of unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the years ended December 31, 2021 and December 31, 2020, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

The following weighted-average potentially dilutive securities are not included in the diluted loss from continuing operations per share calculations above because they would have had an antidilutive effect on the loss from continuing operations per share:

(in thousands)	Years ended December 31,
	2021	2020
Unvested restricted stock awards	1,252,754	500,000
Warrants	4,573,765	4,923,765
Convertible preferred stock	1,060,831	1,142,975
Total	6,887,350	6,566,740

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 17 STOCK-BASED COMPENSATION

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

(a)	Restricted Stock Awards of the Company

Under the 2013 Plan, the Company made grants of restricted common stock awards to certain officers of the Company on March 28, 2014 (the "2014 Restricted Stock Awards"). On February 28, 2020, the Company executed an Employment Separation Agreement and Release ("2020 Separation Agreement") with a former officer. Under the terms of the 2020 Separation Agreement, the former officer forfeited 93,713 shares of the 2014 Restricted Stock Awards. The Company’s accounting policy is to account for forfeitures when they occur. As a result, the Company reversed during the first quarter of 2020 $0.2 million of compensation expense previously recognized from March 28, 2014 through February 28, 2020. The former officer's remaining 135,787 shares of the original 2014 Restricted Stock Awards became fully vested on February 28, 2020.  There are no 2014 Restricted Stock Awards outstanding at December 31, 2021 and December 31, 2020.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

On September 5, 2018, the Company granted 500,000 restricted common stock awards to an officer (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2021 was $0.8 million.

Under the 2020 Plan, the Company granted 1,092,754 restricted common stock awards to certain officers of the Company during 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the year ended  December 31, 2021, 340,000 shares of the 2021 Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at December 31, 2021 was $3.3 million.

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2021:

		Weighted-Average
	Number of Restricted	Grant Date Fair Value
	Stock Awards	(per Share)
Unvested at December 31, 2020	500,000	$5.73
Granted	1,092,754	4.66
Vested	(239,402)	4.64
Cancelled for Tax Withholding	(100,598)	4.64
Unvested at December 31, 2021	1,252,754	$5.09

The unvested balance at December 31, 2021 in the table above is comprised of 752,754 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vest according to a graded vesting schedule and shall become fully vested on February 20, 2022 subject to the officer's continued employment through the applicable vesting dates. The performance condition vests on February 20, 2022 and is based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 23, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.

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

At  December 31, 2021, both the service condition and performance condition of the Modified PWSC RSA were probable of vesting.  At December 31, 2021 and December 31, 2020, there were 437.5 and 625.0 unvested shares, respectively, of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share.  During the year ended  December 31, 2021,187.50 shares of the Modified RSA vested. Total unamortized compensation expense related to unvested equity-classified portion of the Modified PWSC RSA at December 31, 2021 was less than $0.1 million.

At December 31, 2021, both the service condition and performance condition of the 2020 PWSC RSA were probable of vesting.  At December 31, 2021 and December 31, 2020, there were 109.38 and 156.25 unvested shares, respectively, of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. During the year ended  December 31, 2021, 46.88 shares of the 2020 PWSC RSA vested. Total unamortized compensation expense related to unvested equity-classified portion of the 2020 PWSC RSA at  December 31, 2021 was zero.

(c)	Restricted Common Unit Awards of Ravix

Ravix LLC granted 199,000 restricted Class B common unit awards to an officer of Ravix pursuant to an agreement dated October 1, 2021 ("2021 Ravix RUA"). The 2021 Ravix RUA contains both a service and a performance condition that affects vesting.

On October 1, 2021, 83,333 shares, representing one half of the service condition for the 2021 Ravix RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested on October 1, 2025 subject to the officer's continued employment through the applicable vesting dates. The performance condition vests on October 1, 2025 and is based on the internal rate of return of Ravix. The grant-date fair value of the 2021 Ravix RUA was estimated using the Black-Scholes option pricing model, using the following assumptions: expected term of four years, expected volatility of 75%, expected dividend yield of zero, and risk-free interest rate of 0.93%.

At December 31, 2021, both the service condition and performance condition of the 2021 Ravix RUA were probable of vesting.  At December 31, 2021, there were 115,667 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  December 31, 2021 was $0.2 million.

Total stock-based compensation expense, inclusive of Restricted Stock Awards, Restricted Stock Awards of PWSC and Restricted Unit Awards of Ravix described above, net of forfeitures, was $3.6 million and $1.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.

(d)	Employee Share Purchase Plan

The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2021 and December 31, 2020 totaled $0.2 million and $0.1 million, respectively.

NOTE 18 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $19,500 in both 2021 and 2020, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2021 and December 31, 2020 totaled $0.4 million and $0.2 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 19 REDEEMABLE CLASS A PREFERRED STOCK

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

There were 169,733 and 182,876 shares of Preferred Shares outstanding at December 31, 2021 and December 31, 2020, respectively. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During 2021 and 2020, 13,143 and 40,000 Preferred Shares, respectively, were converted into 82,143 and 250,000 common shares, respectively, at the conversion price of $4.00 per common share, or $0.3 million and $1.0 million, respectively, at the option of the holders. As of December 31, 2021, the maximum number of common shares issuable upon conversion of the Preferred Shares is 1,060,831 common shares.

The Preferred Shares are not entitled to vote. The holders of the Preferred Shares are entitled to receive fixed, cumulative, preferential cash dividends at a rate of $1.25 per Preferred Share per year. The cash dividend rate shall be revised to $1.875 per Preferred Share per year if the dividend accumulates for a period greater than 30 consecutive months from the date of the most recent dividend payment. On and after February 3, 2016, the Company may redeem all or any part of the then outstanding Preferred Shares for the price of $28.75 per Preferred Share, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Company will redeem any Preferred Shares not previously converted into common shares, and which remain outstanding on the redemption date, for the price of $25.00 per Preferred Share, plus accrued but unpaid dividends, whether or not declared, up to and including the date specified for redemption.

As discussed in "Note 2(s), "Summary of Significant Accounting Policies - Holding company liquidity," the outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law, the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.5 million as of  December 31, 2021. None of the terms of the Preferred Shares have changed after the Redemption Date.  The Preferred Shares continue to be convertible into common shares at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so.

The Company accrues dividends through additional paid-in-capital at the stated coupon.  At December 31, 2021 and December 31, 2020, accrued dividends of $2.3 million and $2.1 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares was $6.5 million and $6.7 million at December 31, 2021 and December 31, 2020, respectively.

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed when the Company has sufficient legally available funds and is not otherwise prohibited from doing so.  As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheets.

NOTE 20 SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of zero par value common stock. There were 22,882,614 and 22,211,069 shares of common stock outstanding at December 31, 2021 and December 31, 2020, respectively.

There were no dividends declared during the years ended December 31, 2021 and December 31, 2020.

As described inNote 19, "Redeemable Class A Preferred Stock", during 2021 and 2020, 13,143 and 40,000 Preferred Shares, respectively, were converted into 82,143 and 250,000 common shares, respectively.  As a result, $0.3 million and $1.0 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheets at  December 31, 2021 and December 31, 2020, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

There were 247,450 shares of treasury stock outstanding at December 31, 2021 and December 31, 2020.  The Company records treasury stock at cost.

The Company has warrants outstanding, recorded in shareholders' equity, that will entitle each subscriber to purchase one common share of Kingsway for each warrant. During 2021, warrants to purchase 350,000 shares of common stock were exercised, resulting in cash proceeds of $1.8 million.  The following table summarizes information about warrants outstanding at December 31, 2021:

December 31, 2021
			Remaining Contractual	Number
Exercise Price	Date of Issue	Expiry Date	Life (in years)	Outstanding
$5.00	16-Sep-13	15-Sep-23	1.71	2,930,790
$5.00	3-Feb-14	15-Sep-23	1.71	1,642,975
		Total:	1.71	4,573,765

NOTE 21 ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2021 and December 31, 2020 as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
			Change in
			Fair Value of
	Unrealized		Debt
	Gains		Attributable	Total
	(Losses) on	Foreign	to	Accumulated
	Available-	Currency	Instrument-	Other
	for-Sale	Translation	Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)
Balance, December 31, 2019	$59	$(3,286)	$38,574	$35,347

Other comprehensive income arising during the period	93	—	2,555	2,648
Amounts reclassified from accumulated other comprehensive income	64	—	—	64
Net current-period other comprehensive income	157	—	2,555	2,712
Balance, December 31, 2020	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(463)	—	(6,844)	(7,307)
Amounts reclassified from accumulated other comprehensive income	27	—	—	27
Net current-period other comprehensive loss	(436)	—	(6,844)	(7,280)
Balance, December 31, 2021	$(220)	$(3,286)	$34,285	$30,779

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

It should be noted that the consolidated statements of comprehensive loss present the components of other comprehensive (loss) income, net of tax, only for the years ended December 31, 2021 and December 31, 2020 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	Years ended December 31,
	2021	2020
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(27)	$(64)
Other-than-temporary impairment loss	—	—
Loss from continuing operations before income tax benefit	(27)	(64)
Income tax benefit	—	—
Income (loss) from continuing operations	(27)	(64)
Net income (loss)	$(27)	$(64)

NOTE 22 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company conducts its business through the following three reportable segments - Extended Warranty, Leased Real Estate and Kingsway Search Xcelerator.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI, PWSC and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a "white label" agreement.  PWI also has a "white label" agreement with a third-party that sells and administers a GAP product in certain states.

PWSC sells home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

Trinity sells HVAC, standby generator, commercial LED lighting and commercial refrigeration warranty products and provides equipment breakdown and maintenance support services to companies across the United States. As a seller of warranty products, Trinity markets and administers product warranty contracts for certain new and used products in the HVAC, standby generator, commercial LED lighting and commercial refrigeration industries throughout the United States. Trinity acts as an agent on behalf of the third-party insurance companies that underwrite and guaranty these warranty contracts. Trinity does not guaranty the performance underlying the warranty contracts it sells. As a provider of equipment breakdown and maintenance support services, Trinity acts as a single point of contact to its clients for both certain equipment breakdowns and scheduled maintenance of equipment. Trinity will provide such repair and breakdown services by contracting with certain HVAC providers.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Leased Real Estate Segment

Leased Real Estate includes the Company's subsidiaries, CMC and RoeCo.

CMC owns the Real Property that is leased to a third-party pursuant to a long-term triple net lease with a single customer. For the year ended December 31, 2021, revenue of $13.4 million from this single customer represents more than 10% of the Company’s consolidated revenues. The Real Property is also subject to the Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage is included in Leased Real Estate's segment operating income.

RoeCo owns the LA Real Property that is leased to a third-party pursuant to a long-term lease with a single customer. The LA Real Property is also subject to the LA Mortgage. The Company acquired RoeCo on December 30, 2021, therefore the Leased Real Estate segment operating income does not include any financial results related to RoeCo for the year ended December 31, 2021.

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix.  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in21 states and 5 countries. All services are delivered by employees who are located in the United States.

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

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2021 and December 31, 2020 were:

(in thousands)	Years ended December 31,
	2021	2020
Revenues:
Extended Warranty:
Service fee and commission revenue	$74,919	$47,607
Total Extended Warranty	74,919	47,607
Leased Real Estate:
Rental revenue	13,365	13,365
Total Leased Real Estate	13,365	13,365
Kingsway Search Xcelerator:
Service fee and commission revenue	3,482	—
Total Kingsway Search Xcelerator	3,482	—
Total revenues	$91,766	$60,972

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The operating income (loss) by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income (loss) from continuing operations for the years ended December 31, 2021 and December 31, 2020 were:

(in thousands)	Years ended December 31,
	2021	2020
Segment operating income (loss)
Extended Warranty (a)	$12,636	$6,604
Leased Real Estate (b)	909	(504)
Kingsway Search Xcelerator	484	—
Total segment operating income	14,029	6,100
Net investment income	1,575	2,625
Net realized gains	1,809	580
(Loss) gain on change in fair value of equity investments	(242)	1,267
Gain on change in fair value of limited liability investments, at fair value	2,391	4,046
Net change in unrealized loss on private company investments	—	(744)
Other-than-temporary impairment loss	—	(117)
Interest expense not allocated to segments	(6,161)	(7,719)
Other revenue and expenses not allocated to segments, net	(11,395)	(10,606)
Amortization of intangible assets	(4,900)	(2,291)
(Loss) gain on change in fair value of debt	(3,201)	1,173
Gain (loss) on extinguishment of debt not allocated to segments	311	(851)
Loss from continuing operations before income tax benefit	(5,784)	(6,537)
Income tax benefit	(7,644)	(1,115)
Income (loss) from continuing operations	$1,860	$(5,422)

(a)

For the years ended December 31, 2021 and December 31, 2020, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million and $0.4 million, respectively, related to PPP loan forgiveness directly associated with the respective warranty businesses. The gain of $0.4 million for the year ended December 31, 2020 was reclassified to segment operating income from gain (loss) on extinguishment of debt not allocated to segments to be consistent with current year presentation. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $10.5 million and $6.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. See Note 12, "Debt," for further discussion.

(b)

For the year ended December 31, 2021, includes $2.9 million expense due to the release of an indemnification receivable, which is exactly offset in net income (loss) (not shown here) by an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.

NOTE 23 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, warrant liability and stock-based compensation liabilities, derivative contracts (interest rate swap) and contingent consideration are measured and reported at fair value.

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

Warrant liability- The Company issued the KWH Warrants on March 1, 2019. On December 1, 2020, the Company repurchased the KWH Warrants. The KWH Warrants were measured and reported at fair value.  The fair value of the warrant liability was estimated using an internal model without relevant observable market inputs. The significant inputs used in the model include an enterprise value multiple applied to earnings before interest, tax, depreciation and amortization. The implied enterprise value was reduced by the remaining debt associated with the 2019 KWH Loan to determine an implied equity value. The liability classified warrants were categorized in Level 3 of the fair value hierarchy.

Stock-based compensation liabilities - As described in Note 17, "Stock-Based Compensation," certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Derivative contracts - As described inNote 11, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

Contingent consideration - The consideration for Company's acquisition of Ravix includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the Company's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as other (expense) income. The contingent consideration liability is categorized in Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and December 31, 2020 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured at
		Assets	Inputs	Inputs	Net Asset
	Total	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$16,223	$—	$16,223	$—	$—
States, municipalities and political subdivisions	1,878	—	1,878	—	—
Mortgage-backed	7,629	—	7,629	—	—
Asset-backed	445	—	445	—	—
Corporate	9,491	—	9,491	—	—
Total fixed maturities	35,666	—	35,666	—	—
Equity investments:
Common stock	171	171	—	—	—
Warrants	8	—	8	—	—
Total equity investments	179	171	8	—	—
Limited liability investments, at fair value	18,826	—	—	4,022	14,804
Real estate investments	10,662	—	—	10,662	—
Total assets	$65,333	$171	$35,674	$14,684	$14,804

Liabilities:
Subordinated debt	$60,973	$—	$60,973	$—	$—
Contingent consideration	2,458	—	—	2,458	—
Stock-based compensation liabilities	1,402	—	—	1,402	—
Derivative contract - interest rate swap	14	—	14	—	—
Total liabilities	$64,847	$—	$60,987	$3,860	$—

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(in thousands)			December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured
		Assets	Inputs	Inputs	at Net
	Total	(Level 1)	(Level 2)	(Level 3)	Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$10,104	$—	$10,104	$—	$—
States, municipalities and political subdivisions	1,454	—	1,454	—	—
Mortgage-backed	5,394	—	5,394	—	—
Corporate	3,764	—	3,764	—	—
Total fixed maturities	20,716	—	20,716	—	—
Equity investments:
Common stock	155	155	—	—	—
Warrants	289	17	272	—	—
Total equity investments	444	172	272	—	—
Limited liability investments, at fair value	32,811	—	—	3,263	29,548
Real estate investments	10,662	—	—	10,662	—
Total assets	$64,633	$172	$20,988	$13,925	$29,548

Liabilities:
Subordinated debt	$50,928	$—	$50,928	$—	$—
Stock-based compensation liabilities	443	—	—	443	—
Total liabilities	$51,371	$—	$50,928	$443	$—

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	Years ended December 31,
	2021	2020
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,263	$4,392
Purchases	—	21
Distributions received	(658)	(808)
Realized gains included in net income (loss)	631	474
Change in fair value of limited liability investments, at fair value included in net income (loss)	786	(816)
Ending balance	$4,022	$3,263
Unrealized lossses (gains) on limited liability investments, at fair value held at end of period:
Included in net income (loss)	$786	$(816)
Included in other comprehensive (loss) income	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net income (loss)	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net income (loss)	—	—
Included in other comprehensive (loss) income	—	—
Ending balance - assets	$14,684	$13,925
Liabilities:
Contingent consideration:
Beginning balance	$—	$—
Issuance of contingent consideration in connection with acquisition	2,195	—
Change in fair value of contingent consideration included in net income (loss)	263	—
Ending balance	$2,458	$—
Unrealized losses recognized on contingent consideration liability held at end of period:
Included in net income (loss)	$263	$—
Included in other comprehensive (loss) income	$—	$—
Warrant liability:
Beginning balance	$—	$249
Termination of warrants	—	(336)
Change in fair value of warrant liability included in net loss	—	87
Ending balance	$—	$—
Unrealized losses recognized on warrant liability held at end of period:
Included in net income (loss)	$—	$87
Included in other comprehensive (loss) income	$—	$—
Stock-based compensation liabilities:
Beginning balance	$443	$—
Issuance of stock-based compensation awards	—	443
Change in fair value of stock-based compensation liabilities included in net income (loss)	959	—
Ending balance	$1,402	$443
Unrealized losses recognized on stock-based compensation liabilities held at end of period:
Included in net income (loss)	$959	$—
Included in other comprehensive (loss) income	$—	$—
Ending balance - liabilities	$3,860	$443

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,022	Market approach	Valuation multiples	1.0x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Contingent consideration	$2,458	Option-based income approach	Discount rate	4.0%
			Risk-free rate	0.49%
			Expected volatility	15.0%
Stock-based compensation liabilities	$1,402	Market approach	Valuation multiple	6.0x

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

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,804	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2020:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$29,548	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2021 and December 31, 2020, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. The Company recorded impairments related to investments in private companies of zero and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in net change in unrealized loss on private company investments in the consolidated statements of operations. The impairments recorded for the year ended December 31, 2020 are a result of the impact of the COVID-19 pandemic on the investments' underlying business. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," the Company acquired PWI on December 1, 2020 and finalized the related purchase price allocation during the third quarter of 2021. The fair values of intangible assets and deferred service fees associated with the acquisition of PWI were determined to be Level 3 under the fair value hierarchy.

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

As further discussed in Note 4, "Acquisitions," the Company acquired Ravix on October 1, 2021 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Ravix were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$ 4,000	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	15.0%
			Discount rate	21.0%
Trade name	$ 2,500	Relief from royalty	Royalty rate	3.0%
			Discount rate	21.0%

NOTE 24 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.

(a)	Argo Management Group, LLC

The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2021 and December 31, 2020, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the years ended December 31, 2021 and December 31, 2020.

(b)	RoeCo

On December 30 2021, the Company closed on an agreement to acquire 100% of the membership interests in RoeCo from a current holder of the Company’s Preferred Shares (refer to Note 4, "Acquisitions", for further detail).  The Company determined the acquisition was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 25 COMMITMENTS AND CONTINGENT LIABILITIES

(a)	Legal proceedings:

CMC Industries

In April 2018, TRT, an indirect subsidiary of Kingsway, was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York relating to CMC and its subsidiaries.  Kingsway indirectly, through its indirect, wholly-owned subsidiary, CMC Acquisition, LLC ("CMCA"), owns 81% of CMC.  TRT  (an indirect, wholly-owned subsidiary of CMC) entered into a Management Services Agreement (the "MSA") with DGI-BNSF Corp. ("DGI") (an affiliate of CRIC TRT Acquisition, LLC ("CRIC"), the entity that owns the remaining 19% of CMC) in July 2016 pursuant to which, among other things, DGI agreed to provide services to TRT in exchange for the fees specified in the MSA.  The complaint filed by DGI alleged that DGI was owed certain fees under the MSA that had not been paid.

In March 2021, DGI, TRT and various other entities affiliated with each of them entered into a settlement agreement with respect to such litigation and certain other matters ("CMC Settlement Agreement"). Pursuant to the CMC Settlement Agreement, the parties agreed that proceeds from increased rental payments due to an earlier amendment to the lease of the Real Property (or any borrowings against such increased rental payments) would be split 80% to DGI as a management fee under the MSA and 20% to CMCA as a priority distribution on its ownership of CMC, after CMCA received a priority payment of $1.5 million. The parties also agreed that net proceeds from an eventual sale or renewal of the lease of the Real Property (after repayment of outstanding indebtedness and various other fees and expenses) would be split as follows:

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

On June 2, 2021, TRT borrowed $15.0 million under the Additional Mortgage. The Company distributed $10.6 million to DGI during the second quarter of 2021 as a prepaid management fee, representing 80% of the net proceeds from the Additional Mortgage, and $2.7 million (20%) to CMCA as a priority distribution on its ownership of CMC.

Aegis

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During the third and fourth quarters of 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement. The Company reported the payments to Aegis in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2020.   During the third quarter of 2021, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2021. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2021, and no liability has been recorded in the in the consolidated financial statements at December 31, 2021.

(b)	Guarantees:

Mendota

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There were no payments made related to the open claims during the years ended December 31, 2021 and December 31, 2020. The Company's potential exposure under these agreements was not reasonably determinable at December 31, 2021, and no liability has been recorded in the consolidated financial statements at December 31, 2021.

CMC Industries

In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  The guarantee fee was recorded as a debt issuance cost related to the Additional Mortgage.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

RoeCo

The LA Mortgage is nonrecourse indebtedness with respect to the assets of RoeCo, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless RoeCo acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  The LA Mortgage is secured in part by a guaranty of recourse liabilities, whereby KAI, as guarantor, would become liable for the recourse liabilities if RoeCo, as borrower, violates certain terms of the loan agreement.  Under the guarantee, the lender can recover losses from the guarantor for certain bad-faith or other intentional acts of the borrower, such as rents retained by the borrower in violation of the loan documents, fraud or intentional misrepresentation, changes to the lease without the lender's consent, willful misconduct, criminal acts and environmental losses sustained by lender.  In addition, the guarantee provides that the LA Mortgage will be the full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or bankruptcy of the borrower.

(c)	Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at December 31, 2021 and December 31, 2020, were on deposit with state regulatory authorities.

The Company also has restricted cash of $17.3 million and $30.6 million at December 31, 2021 and December 31, 2020, respectively. Included in restricted cash are:

•

$12.6 million and $27.7 million at December 31, 2021 and December 31, 2020, respectively, held as deposits by IWS, Geminus, PWI, PWSC and Ravix.  PWI, which was acquired by the Company in December 2020, began investing a substantial portion of its restricted cash during 2021;

•	$1.9 million at December 31, 2021 and December 31, 2020, on deposit with state regulatory authorities; and
•

$2.8 million and $1.0 million at December 31, 2021 and December 31, 2020, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 26 REGULATORY CAPITAL REQUIREMENTS AND RATIOS

In the United States, a risk-based capital ("RBC") formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2021, surplus as regards policyholders reported by Amigo exceeded the 200% threshold.

During the fourth quarter of 2012, the Company began taking steps to place all of Amigo into voluntary run-off. As of December 31, 2012, Amigo’s RBC was 157%. In April 2013, Kingsway filed a comprehensive run-off plan with the Florida Office of Insurance Regulation, which outlines plans for Amigo's run-off. Amigo remains in compliance with that plan. As of December 31, 2021, Amigo's RBC was 8,417%.

Kingsway Reinsurance Corporation ("Kingsway Re"), which is domiciled in Barbados, is required by the regulator in Barbados to maintain minimum capital levels. As of December 31, 2021, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.

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

Statutory capital and surplus and statutory net loss for Amigo are:

(in thousands)	December 31,
	2021	2020
Net loss, statutory basis	$(22)	$(138)
Capital and surplus, statutory basis	$1,965	$1,987

Amigo is required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for Amigo was less than $0.1 million at December 31, 2021. Company action level RBC is the level at which an insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.

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

At December 31, 2021, Amigo was restricted from making any dividend payments to the holding company without regulatory approval.

KINGSWAY FINANCIAL SERVICES INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2021.

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

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company's disclosure controls and procedures are not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2021, our internal controls over financial reporting are not effective because of the existence of one unremediated material weakness in internal control over financial reporting, that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09.

KINGSWAY FINANCIAL SERVICES INC.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

With respect to the inadequate design accounting for and operation of internal disclosure of certain complex and nonrecurring transactions, the execution of the controls over the application of accounting literature did not operate effectively with respect to the adoption and application of ASU 2014-09.  This matter was discovered during the course of the 2018 external audit of the accounts and was reviewed with the Company's Audit Committee.

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2021 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation Process

The Company has been evaluating the material weakness and is in process of executing its plan to strengthen the effectiveness of the design and operation of its internal control environment. The remediation plan includes implementing additional review procedures with respect to its accounting under ASC 606, executing a thorough review of all revenue streams, and educating key financial personnel to ensure the Company’s accounting will continue to be in accordance with that standard on a go-forward basis.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls.

Remediation of 2018 and 2019 Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the years ended December 31, 2018, 2019 and 2020, the Company identified and reported several material weaknesses in internal control over financial reporting.  Management believes only the following material weakness remained unremediated as of the issuance of this 2021 Annual Report: the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09.

The Company has enhanced and revised the design of its internal control over financial reporting, including introducing additional controls, review procedures and formalizing certain documentation processes.  As a result of these enhancements, the Company believes that the previously identified material weaknesses (with the exception of the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09) have now been remediated.

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix and on December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo.  Since the dates of these acquisitions, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, Ravix and RoeCo have been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

Other than processes and controls that have been put in place as a result of our remediation of certain material weaknesses in internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2021, and ending December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Ravix and RoeCo.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

KINGSWAY FINANCIAL SERVICES INC.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2021 Annual Report on Form 10-K.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2021	December 31, 2020

Assets
Investments in subsidiaries	$1,944	$6,155
Cash and cash equivalents	56	186
Other assets	447	428
Total Assets	$2,447	$6,769
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$1,674	$2,263
Total Liabilities	1,674	2,263
Redeemable Class A preferred stock	6,497	6,504
Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	359,138	355,242
Treasury stock, at cost	(492)	(492)
Accumulated deficit	(395,149)	(394,807)
Accumulated other comprehensive income	30,779	38,059
Shareholders' equity attributable to common shareholders	(5,724)	(1,998)
Total Liabilities, Class A preferred stock and Shareholders' Equity	$2,447	$6,769

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2021	2020
Other revenue (expenses), net:
General and administrative expenses	$(3,287)	$(1,735)
Non-operating other expense	(2)	(3)
Total other expenses, net	(3,289)	(1,738)
Loss from continuing operations before income tax benefit and equity in loss of subsidiaries	(3,289)	(1,738)
Income tax benefit	(340)	(214)
Equity in income (loss) of subsidiaries	4,809	(3,892)
Net income (loss)	$1,860	$(5,416)

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2021	2020

Net income (loss)	$1,860	$(5,416)
Other comprehensive, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive (loss) income of subsidiaries	(7,295)	2,723
Other comprehensive (loss) income	(7,295)	2,723
Comprehensive loss	$(5,435)	$(2,693)

(1) Net of income tax benefit of $0 and $0 in 2021 and 2020, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,860	$(5,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(4,809)	3,892
Stock-based compensation expense, net of forfeitures	1,620	219
Other, net	(551)	855
Net cash used in operating activities	(1,880)	(450)
Investing activities:
Net cash from investing activities	—	—
Financing activities:
Proceeds from exercise of warrants	1,750	—
Net cash provided by financing activities	1,750	—
Net decrease in cash and cash equivalents	(130)	(450)
Cash and cash equivalents at beginning of period	186	636
Cash and cash equivalents at end of period	$56	$186

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

2.5

Stock Purchase Agreement, dated as of October 12, 2020, by and among Kingsway Warranty Holdings LLC,Kingsway America Inc., PWI Holdings, Inc., and ADESA Dealer Services, LLC (included as Exhibit 2.1 to Form 8-K, filed October 13, 2020, and incorporated herein by reference).

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

4.7	Amended and Restated Common Stock Series B Warrant Agreement, dated July 8, 2014 (included as Exhibit 4.1 to the Form 8-K, filed July 10, 2014, and incorporated herein by reference).

4.8	Form of Stock Certificate (included as Exhibit 4.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

4.9	Second Amended and Restated Kingsway Financial Services Inc. Common Stock Series B Warrant Agreement (included as Exhibit 4.7 to the Form 10-Q, filed August 5, 2021, and incorporated herein by reference).

10.1

Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Schedule B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2013, and incorporated herein by reference). *

KINGSWAY FINANCIAL SERVICES INC.

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

10.29	Form of Restricted Stock Agreement. *

10.30	Employment Separation Agreement and Release, by and between Kingsway America, Inc. and Paul R. Hogan, dated as of March 31, 2021 (included as Exhibit 10.1 to Form 8-K, filed April 2, 2021, and incorporated herein by reference).

10.31	Stock Purchase Agreement by and among, Ravix Acquisition, LLC, The Shareholders of Ravix Financial, Inc., Ravix Financial, Inc., Kingsway America, Inc. (solely with respect to Section 9.21), and Dan Saccani, as the Seller Representative, dated October 1, 2021 (included as Exhibit 10.1 to Form 8-K, filed October 4, 2021, and incorporated herein by reference).

14

 Kingsway Financial Services Inc. Code of Business Conduct & Ethics Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to form 10-K, Filed March 16, 2018, and incorporated herein by reference.

21	Subsidiaries of Kingsway Financial Services Inc.

23.1	Consent of Plante & Moran, PLLC

KINGSWAY FINANCIAL SERVICES INC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Management contract or compensatory plan or arrangement.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	February 28, 2022	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	February 28, 2022

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	February 28, 2022

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	February 28, 2022

/s/ Gregory Hannon Gregory Hannon	Director	February 28, 2022

/s/ Doug Levine Doug Levine	Director	February 28, 2022

/s/ Corissa Porcelli Corissa Porcelli	Director	February 28, 2022

/s/ Joseph Stilwell Joseph Stilwell	Director	February 28, 2022