Form 10-Q
period 2022-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2022-05-06
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 6, 2022 was 24,135,368.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $36,539 and $35,889, respectively)	$35,150	$35,666
Equity investments, at fair value (cost of $187 and $1,147, respectively)	169	179
Limited liability investments	1,488	1,901
Limited liability investments, at fair value	18,940	18,826
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	239	256
Short-term investments, at cost which approximates fair value	157	157
Total investments	67,595	68,437
Cash and cash equivalents	13,053	12,642
Restricted cash	16,682	17,257
Accrued investment income	1,042	1,013
Service fee receivable, net of allowance for doubtful accounts of $261 and $241, respectively	8,713	6,656
Other receivables, net of allowance for doubtful accounts of $5 and $5, respectively	13,482	13,898
Deferred contract costs	11,955	10,930
Property and equipment, net of accumulated depreciation of $24,370 and $24,224, respectively	107,863	108,587
Right-of-use asset	2,003	2,248
Goodwill	110,247	110,247
Intangible assets, net of accumulated amortization of $21,841 and $20,333, respectively	106,722	108,230
Other assets	15,218	15,489
Total Assets	$474,575	$475,634
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$52,100	$47,622
Income taxes payable	415	294
Deferred service fees	89,877	89,217
Bank loans	24,894	26,717
Notes payable	203,259	205,025
Subordinated debt, at fair value	61,882	60,973
Lease liability	2,223	2,479
Net deferred income tax liabilities	28,048	28,553
Total Liabilities	462,698	460,880
Redeemable Class A preferred stock, no par value; 1,000,000 and 1,000,000 authorized at March 31, 2022 and December 31, 2021, respectively; 169,733 and 169,733 issued and outstanding at March 31, 2022 and December 31, 2021, respectively; redemption amount of $6,576 and $6,497 at March 31, 2022 and December 31, 2021, respectively	6,576	6,497
Shareholders' Equity:
Common stock, no par value; 50,000,000 and 50,000,000 authorized at March 31, 2022 and December 31, 2021, respectively; 22,882,614 and 22,882,614 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	359,346	359,138
Treasury stock, at cost; 247,450 and 247,450 outstanding at March 31, 2022 and December 31, 2021, respectively	(492)	(492)
Accumulated deficit	(397,802)	(395,149)
Accumulated other comprehensive income	30,614	30,779
Shareholders' equity attributable to common shareholders	(8,334)	(5,724)
Noncontrolling interests in consolidated subsidiaries	13,635	13,981
Total Shareholders' Equity	5,301	8,257
Total Liabilities, Class A preferred stock and Shareholders' Equity	$474,575	$475,634

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Service fee and commission revenue	$22,456	$18,574
Rental revenue	3,667	3,341
Total revenues	26,123	21,915
Operating expenses:
Claims authorized on vehicle service agreements	5,183	4,667
Commissions	1,263	1,388
Cost of services sold	4,572	980
General and administrative expenses	12,615	12,590
Leased real estate segment interest expense	1,691	1,468
Total operating expenses	25,324	21,093
Operating income	799	822
Other revenues (expenses), net:
Net investment income	619	421
Net realized gains	54	51
Loss on change in fair value of equity investments	(10)	(151)
Gain (loss) on change in fair value of limited liability investments, at fair value	127	(202)
Non-operating other revenue	224	107
Interest expense not allocated to segments	(1,364)	(1,552)
Amortization of intangible assets	(1,494)	(497)
Loss on change in fair value of debt	(1,868)	(1,019)
Gain on extinguishment of debt	—	2,494
Total other expenses, net	(3,712)	(348)
(Loss) income before income tax benefit	(2,913)	474
Income tax benefit	(409)	(425)
Net (loss) income	(2,504)	899
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	149	259
Less: dividends on preferred stock	78	238
Net (loss) income attributable to common shareholders	$(2,731)	$402
(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic:	$(0.12)	$0.02
Diluted:	$(0.12)	$0.02
Weighted-average shares outstanding (in ‘000s):
Basic:	22,883	22,218
Diluted:	22,883	22,219

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021

Net (loss) income	$(2,504)	$899
Other comprehensive loss, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	(1,167)	(75)
Reclassification adjustment for amounts included in net (loss) income	1	12
Change in fair value of debt attributable to instrument-specific credit risk	959	(1,721)
Other comprehensive loss	(207)	(1,784)
Comprehensive loss	(2,711)	(885)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	107	256
Comprehensive loss attributable to common shareholders	$(2,818)	$(1,141)

(1) Net of income tax benefit of $0 for the three months ended March 31, 2022 and March 31, 2021.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended March 31, 2022
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Net (loss) income	—	—	—	—	(2,653)	—	(2,653)	149	(2,504)
Preferred stock dividends	—	—	(78)	—	—	—	(78)	—	(78)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(453)	(453)
Other comprehensive loss	—	—	—	—	—	(165)	(165)	(42)	(207)
Stock-based compensation	—	—	286	—	—	—	286	—	286
Balance, March 31, 2022	22,882,614	$—	$359,346	$(492)	$(397,802)	$30,614	$(8,334)	$13,635	$5,301

	Three Months Ended March 31, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	154,562	—	—	—	—	—	—	—	—
Net income	—	—	—	—	640	—	640	259	899
Preferred stock dividends	—	—	(238)	—	—	—	(238)	—	(238)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(169)	(169)
Other comprehensive loss	—	—	—	—	—	(1,780)	(1,780)	(4)	(1,784)
Stock-based compensation	—	—	995	—	—	—	995	—	995
Balance, March 31, 2021	22,365,631	$—	$355,999	$(492)	$(394,167)	$36,279	$(2,381)	$14,243	$11,862

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Net (loss) income	$(2,504)	$899
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net (income) loss of limited liability investments	(235)	9
Depreciation and amortization expense	2,330	1,548
Stock-based compensation expense, net of forfeitures	378	1,699
Net realized gains	(54)	(51)
Loss on change in fair value of equity investments	10	151
(Gain) loss on change in fair value of limited liability investments, at fair value	(127)	202
Loss on change in fair value of debt	1,868	1,019
Gain on change in fair value of derivatives	(196)	—
Loss on change in fair value of contingent consideration	309	—
Deferred income taxes	(505)	(518)
Amortization of fixed maturities premiums and discounts	74	44
Amortization of notes payable premium, discounts and debt issue costs	(249)	(218)
Gain on extinguishment of debt	—	(2,494)
Changes in operating assets and liabilities:
Service fee receivable, net	(2,057)	(1,302)
Other receivables, net	416	(1,597)
Deferred contract costs	(1,025)	(8)
Other assets	271	138
Deferred service fees	660	(1,074)
Other, net	4,477	(316)
Net cash provided by (used in) operating activities	3,841	(1,869)
Investing activities:
Proceeds from sales and maturities of fixed maturities	2,566	1,970
Proceeds from sales of equity investments	—	23
Purchases of fixed maturities	(3,296)	(1,214)
Net proceeds from limited liability investments	648	—
Net proceeds from limited liability investments, at fair value	47	12,977
Net proceeds from investments in private companies	26	17
Net proceeds from (purchases of) other investments	17	(5)
Acquisition of business, net of cash acquired	(83)	(50)
Net purchases of property and equipment	(112)	(228)
Net cash (used in) provided by investing activities	(187)	13,490
Financing activities:
Distributions to noncontrolling interest holders	(453)	(169)
Taxes paid related to net share settlements of restricted stock awards	—	(38)
Principal payments on bank loans	(1,849)	(1,235)
Principal payments on notes payable	(1,516)	(10,093)
Net cash used in financing activities	(3,818)	(11,535)
Net (decrease) increase in cash and cash equivalents and restricted cash	(164)	86
Cash and cash equivalents and restricted cash at beginning of period	29,899	44,945
Cash and cash equivalents and restricted cash at end of period	$29,735	$45,031

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2021 Annual Report") for the year ended December 31, 2021.

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 5, "Variable Interest Entities," to the consolidated financial statements in the 2021 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the unaudited consolidated interim financial statements as of and for the three months ended March 31, 2021 have been reclassified in order to conform to the 2022 presentation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; contingent consideration and revenue recognition.

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, stock-based compensation liabilities, derivative contracts and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below there have been no material changes to our significant accounting policies as reported in our 2021 Annual Report.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

Receipt of dividends from the Company's insurance subsidiaries is currently not considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2022, Kingsway Amigo Insurance Company ("Amigo") was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary state insurance regulations.

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company, except upon the occurrence of certain events that would trigger payment of service fees. However, as more fully described in Note 20, "Commitments and Contingencies," the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the lease (or any borrowings against such increased rental payments).   Refer to Note 10, "Debt," for further information about this borrowing.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.4 million (approximately seven months of operating cash outflows) and $2.2 million at March 31, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $13.1 million and $12.6 million reported at March 31, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

As of March 31, 2022, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $19.9 million at March 31, 2022, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.6 million, as of  March 31, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

Effective January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) ("ASU 2021-04").  ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The adoption of ASU 2021-04 did not have an effect on the Company’s consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

NOTE 5 ACQUISITIONS

(a)	Business Combination

Ravix Financial, Inc.

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix Financial, Inc. ("Ravix").  Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements.  As further discussed in Note 17 , " Segmented Information ," Ravix is included in the Kingsway Seach Xcelerator segment, which was created as a result of the Ravix acquisition.  This acquisition was the Company’s first acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired Ravix for aggregate cash consideration of approximately $10.9 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of $0.1 million that was settled during the first quarter of 2022. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date.  See Note 18 , " Fair Value of Financial Instruments ," for further discussion of the contingent consideration.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  During the first quarter of 2022, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third-party.  No measurement period adjustments were recorded as a result of finalizing the fair value analysis.

(b)	Asset Acquisition

VA Lafayette, LLC (formerly known as  RoeCo Lafayette, LLC)

On December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo Lafayette, LLC ("RoeCo") from a current holder of the Company’s Preferred Shares, for cash consideration of approximately $2.4 million.  Refer to Note 19 , " Related Parties ," for further disclosure.  In 2022, RoeCo changed its name to VA Lafayette, LLC ("VA Lafayette").  VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease.  The LA Real Property is also subject to a mortgage in the principal amount of $13.5 million (the "VA Mortgage") at the date of acquisition plus a premium of $3.5 million.  As further discussed in Note 17 , " Segmented Information , VA Lafayette is included in the Leased Real Estate segment.

This transaction was accounted for as an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single asset comprised of land,  building and improvements.  The total purchase price, including the transaction costs, were allocated to the individual net assets acquired based on their relative fair values.  In connection with the acquisition, the Company recorded $2.9 million of separately identifiable intangible assets, related to above-market lease and in-place and other lease assets.  The above-market lease intangible asset of $0.8 million resulted from the terms of the acquired operating lease contract being favorable relative to market terms of comparable leases on the date of acquisition.  The in-place and other lease intangible assets of $2.1 million were estimated based on the costs avoided in originating leases comparable to the acquired in-place lease as well as the value associated with lost rental revenue during the assumed lease-up period.  The above-market and in-place and other lease assets are amortized on a straight-line basis over the remaining lease term, which expires in  September 2036.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at March 31, 2022 and December 31, 2021 are summarized in the tables shown below:

(in thousands)	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,311	$13	$446	$14,878
States, municipalities and political subdivisions	1,771	—	70	1,701
Mortgage-backed	7,929	1	317	7,613
Asset-backed	1,070	—	24	1,046
Corporate	10,458	1	547	9,912
Total fixed maturities	$36,539	$15	$1,404	$35,150

(in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$16,276	$31	$84	$16,223
States, municipalities and political subdivisions	1,880	3	5	1,878
Mortgage-backed	7,679	18	68	7,629
Asset-backed	449	—	4	445
Corporate	9,605	15	129	9,491
Total fixed maturities	$35,889	$67	$290	$35,666

The table below summarizes the Company's fixed maturities at March 31, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,326	$8,306
Due after one year through five years	19,502	18,674
Due after five years through ten years	5,046	4,712
Due after ten years	3,665	3,458
Total	$36,539	$35,150

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of March 31, 2022 and December 31, 2021. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$6,800	$176	$6,356	$270	$13,156	$446
States, municipalities and political subdivisions	1,079	50	546	20	1,625	70
Mortgage-backed	4,102	201	2,839	116	6,941	317
Asset-backed	1,046	24	—	—	1,046	24
Corporate	8,026	513	1,284	34	9,310	547
Total fixed maturities	$21,053	$964	$11,025	$440	$32,078	$1,404

(in thousands)	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,077	$84	$—	$—	$12,077	$84
States, municipalities and political subdivisions	846	5	—	—	846	5
Mortgage-backed	5,388	68	—	—	5,388	68
Asset-backed	445	4	—	—	445	4
Corporate	7,542	129	—	—	7,542	129
Total fixed maturities	$26,298	$290	$—	$—	$26,298	$290

There are approximately 185and 138 individual available-for-sale investments that were in unrealized loss positions as of March 31, 2022 and December 31, 2021, respectively.

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2021 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to investments for the three months ended March 31, 2022 and March 31, 2021.

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

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2022 and December 31, 2021, the carrying value of limited liability investments totaled $1.5 million and $1.9 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At March 31, 2022, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of March 31, 2022 and December 31, 2021, the carrying value of the Company's limited liability investments, at fair value was $18.9 million and $18.8 million, respectively.   The Company recorded impairments related to limited liability investments, at fair value of zero and less than $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At March 31, 2022, the Company had no unfunded commitments to fund limited liability investments, at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three months ended March 31, 2022 and March 31, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended March 31, 2022 and March 31, 2021.

Net investment income for the three months ended March 31, 2022 and March 31, 2021 is comprised as follows:

(in thousands)	Three months ended March 31,
	2022	2021
Investment income:
Interest from fixed maturities	$93	$51
Dividends	31	32
Income (loss) from limited liability investments	235	(9)
Income from limited liability investments, at fair value	—	81
Income from real estate investments	200	200
Other	83	90
Gross investment income	642	445
Investment expenses	(23)	(24)
Net investment income	$619	$421

Gross realized gains and losses on available-for-sale investments, limited liability investments, at fair value and investments in private companies for the three months ended March 31, 2022 and March 31, 2021 are comprised as follows:

(in thousands)	Three months ended March 31,
	2022	2021
Gross realized gains	$59	$51
Gross realized losses	(5)	—
Net realized gains	$54	$51

Loss on change in fair value of equity investments for the three months ended March 31, 2022 and March 31, 2021 is comprised as follows:

(in thousands)	Three months ended March 31,
	2022	2021
Net gains recognized on equity investments sold during the period	$—	$13
Change in unrealized losses on equity investments held at end of the period	(10)	(164)
Loss on change in fair value of equity investments	$(10)	$(151)

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

NOTE 7 INTANGIBLE ASSETS

Intangible assets at March 31, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,595	$323
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	12,920	18,725
In-place lease and other lease assets	3,238	395	2,843
Above-market lease	835	14	821
Non-compete	266	237	29
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$21,841	$106,722

(in thousands)	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,488	$430
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	11,598	20,047
In-place lease and other lease assets	3,238	343	2,895
Above-market lease	835	—	835
Non-compete	266	224	42
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$20,333	$108,230

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $1.5 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  The higher amortization expense for the three months ended March 31, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of PWI Holdings, Inc. ("PWI") effective December 1, 2020, Ravix effective October 1, 2021 and the VA effective December 30, 2021.  During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI.

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three months ended March 31, 2022 and March 31, 2021.

NOTE 8 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	March 31, 2022
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	22,603	69,444
Buildings	11,805	145	11,660
Leasehold improvements	317	176	141
Furniture and equipment	539	425	114
Computer hardware	1,902	1,021	881
Total	$132,233	$24,370	$107,863

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

(in thousands)	December 31, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	21,910	70,137
Buildings	11,805	79	11,726
Leasehold improvements	286	163	123
Furniture and equipment	562	442	120
Computer hardware	2,488	1,630	858
Total	$132,811	$24,224	$108,587

For the three months ended March 31, 2022 and March 31, 2021, depreciation expense on property and equipment o f $0.8  million and $1.1 million, respectively , is included in general and administrative expenses in the consolidated statements of operations.

NOTE 9 DERIVATIVES

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") interest rate on a portion of its 2020 KWH Loan (as defined below in Note 10, "Debt,") to a fixed interest rate of 1.18%.  The interest rate swap had an initial notional amount of $11.9 million and matures on February 29, 2024.

The purpose of this interest rate swap, which is not designated as a cash flow hedge, is to reduce the Company's exposure to variability in cash flows from interest payments attributable to fluctuations in the variable interest rate associated with the 2020 KWH Loan.  The Company has not elected hedge accounting for the interest rate swap.  The interest rate swap is recorded in the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The notional amount of the interest rate swap contract is $10.0 million at March 31, 2022.  At March 31, 2022 and December 31, 2021, the fair value of the interest rate swap contract was an asset of $0.2 million and a liability of less than $0.1 million, respectively, which is included in other receivables and accrued expenses and other liabilities, respectively, in the consolidated balance sheets.  During the three months ended March 31, 2022, the Company recognized a gain of $0.2 million related to the change in fair value of the interest rate swap, which is included in interest expense not allocated to segments in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash payments of less than $0.1 million were made during the three months ended March 31, 2022, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.

NOTE 10 DEBT

Debt consists of the following instruments at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022			December 31, 2021
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
Ravix Loan	$5,850	$5,703	$5,644	$6,000	$5,847	$5,936
2020 KWH Loan	19,487	19,191	18,954	21,186	20,870	20,815
Total bank loans	25,337	24,894	24,598	27,186	26,717	26,751
Notes payable:
Mortgage	160,920	167,442	167,865	161,998	168,730	182,128
Additional Mortgage	14,322	12,740	14,064	14,514	12,901	15,104
LA Mortgage	13,340	16,788	15,126	13,463	16,983	16,437
Flower Note	6,289	6,289	6,669	6,411	6,411	7,101
Total notes payable	194,871	203,259	203,724	196,386	205,025	220,770
Subordinated debt	90,500	61,882	61,882	90,500	60,973	60,973
Total	$310,708	$290,035	$290,204	$314,072	$292,715	$308,494

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan"). The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%. At March 31, 2022, the interest rate was 4.00%. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.  Subsequent to October 1, 2021, Ravix has borrowed under the revolver.  The carrying values at  March 31, 2022 and December 31, 2021 includes $5.6 milllion and $5.7 million, respectively, related to the term loan and $0.1 million and $0.1 million, respectively related to revolver.

The Company also recorded as a discount to the carrying value of the Ravix Loan issuance costs of $0.2 million specifically related to the Ravix Loan.  The Ravix Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Ravix Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Ravix Loan is secured by certain of the equity interests and assets of Ravix.

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

KWH

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020.

The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  At March 31, 2022, the interest rate was 3.5%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  See Note 20(a), "Commitments and Contingencies - Legal proceedings," for further discussion of the CMC litigation settlement agreement.

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

VA Lafayette (formerly known as RoeCo)

As part of its acquisition of VA Lafayette on  December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The LA Mortgage is nonrecourse indebtedness with respect to the assets of VA Lafayette, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless VA Lafayette acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  Refer to Note 20(b), "Commitments and Contingencies" for further disclosure. The LA Mortgage is collateralized by a parcel of real property and a single tenant building located in the state of Louisiana (the "LA Real Property") and the assignment of a lease and rent related to a long-term lease agreement with an unrelated third-party.  The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note, which has unpaid principal of $6.4 million and $6.6 million at March 31, 2022 and December 31, 2021, respectively, matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note, which has unpaid principal of $5.0 million at March 31, 2022 and December 31, 2021, matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note, which has unpaid principal of $1.9 million and $1.9 million at March 31, 2022 and  December 31, 2021, repectively, matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheets at its aggregate unpaid principal balance.  The fair value of the LA Mortgage disclosed in the table above is derived from quoted market prices of bonds backed by loans to hospitals and guaranteed by the U.S. Government and A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

Flower

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at March 31, 2022 of $6.3 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

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

On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans, which included principal and interest of $0.4 million. In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million.  The loan forgiveness is included in gain on extinguishment of debt, net in the consolidated statement of operations for the three months ended March 31, 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 18, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive loss. Of the $0.9 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and March 31, 2022, $1.0 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $1.9 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2022 and December 31, 2021, deferred interest payable of $19.9 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2022 were $0.2 million and less than $0.1 million, respectively.  Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2021 were $0.3 million and less than $0.1 million, respectively.

The annual maturities of lease liabilities as of March 31, 2022 were as follows:

(in thousands)	Lease Commitments
2022	$695
2023	638
2024	550
2025	381
2026	165
2027 and thereafter	—
Total undiscounted lease payments	2,429
Imputed interest	206
Total lease liabilities	$2,223

The weighted-average remaining lease term for our operating leases was 3.60 years as of March 31, 2022. The weighted average discount rate of our operating leases was 5.13% as of March 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million and $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

(b)          Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three months ended March 31, 2022 and March 31, 2021. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 8, "Property and Equipment".

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

The Company acquired the LA Property on December 30, 2021.  The LA Real Property is subject to a long-term lease agreement with an unrelated third-party. The lease provides for future rent decreases. The initial lease term ends in March 2035. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of above-market lease asset related to the LA Property for the three months ended March 31, 2022 and March 31, 2021. The estimated aggregate future amortization of above-market lease asset is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer toNote 8, "Property and Equipment".

Lease revenue related to operating leases was $3.6 million and $3.3 million for the three months ended  March 31, 2022 and March 31, 2021, respectively.  Lease revenue related to variable lease payments was $0.1 million and zero for the three months ended  March 31, 2022 and March 31, 2021, respectively.

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021

Land	$25,623	$25,623
Site improvements	92,047	92,047
Buildings	11,805	11,805
Gross property and equipment leased	129,475	129,475
Accumulation depreciation	(22,748)	(21,989)
Net property and equipment leased	$106,727	$107,486

As of March 31, 2022, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2022	$10,474
2023	14,190
2024	14,475
2025	14,766
2026	14,883
Thereafter	119,590

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended March 31,
		2022	2021

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$13,303	$14,674
Maintenance support service fees	Trinity	1,798	1,050
Warranty product commissions	Trinity	1,132	929
Homebuilder warranty service fees	PWSC	1,816	1,725
Homebuilder warranty commissions	PWSC	237	196
Business services consulting fees	Ravix	4,170	—
Service fee and commission revenue		$22,456	$18,574

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Vehicle service agreement fees include the fees collected to cover the costs of future automobile mechanical breakdown claims and the associated administration of those claims. Vehicle service agreement fees are earned over the duration of the vehicle service agreement contracts as the single performance obligation is satisfied. Vehicle service agreement fees are initially recorded as deferred service fees with revenues recognized over the term of the contract based on the proportion of expected claims to total overall claims to be incurred over the life of the contract.  The Company believes this reasonably represents the transfer of services to the vehicle service contract holder over the warranty term. The Company compares the remaining deferred service fees balance to the estimated amount of expected future claims under the vehicle service agreement contracts and records an additional accrual if the deferred service fees balance is less than expected future claims costs.

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

Ravix consulting revenue includes the revenue from providing outsourced finance and human resources consulting services. The Company invoices for business services consulting revenue based on contracted rates.  Revenue is earned as services are provided.

The Company's revenue recognition policies are further described in Note 2(p), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2021 Annual Report.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2022 and December 31, 2021 were $8.7 million and $6.7 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.  During the three months ended  March 31, 2022, increased revenue at Trinity and Ravix primarily resulted in the increase in receivables from contracts with customers.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the three months ended  March 31, 2022 were as follows:

(in thousands)	Three months ended March 31, 2022
Balance, December 31, 2021	$89,217
Deferral of revenue	15,095
Recognition of deferred service fees	(14,435)
Balance, March 31, 2022	$89,877

The increase in deferred service fees between December 31, 2021 and March 31, 2022 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the three months ended March 31, 2022.

The Company expects to recognize within one year as service fee and commission revenue approximately 48.7% of the deferred service fees as of March 31, 2022. Approximately $13.0 million and $12.2 million of service fee and commission revenue recognized during the three months ended March 31, 2022 and March 31, 2021 was included in deferred service fees as of December 31, 2021 and December 31, 2020, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Deferred contract costs

Deferred contract costs represent the deferred of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of deferred contract costs are recorded in general and administrative expenses in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three months ended March 31, 2022 and March 31, 2021.

The deferred contract costs balances and related amortization expense for the three months ended March 31, 2022 and March 31, 2021 are comprised as follows:

(in thousands)	Three months ended March 31, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Beginning balance, net	$10,850	$80	$10,930
Additions	2,353	6	2,359
Amortization	(1,328)	(6)	(1,334)
Balance at March 31, net	$11,875	$80	$11,955

(in thousands)	Three months ended March 31, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Beginning balance, net	$8,759	$76	$8,835
Additions	1,342	9	1,351
Amortization	(1,335)	(8)	(1,343)
Balance at March 31, net	$8,766	$77	$8,843

NOTE 13 INCOME TAXES

Income tax benefit for the three months ended March 31, 2022 and March 31, 2021 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2022	2021
Income tax (benefit) expense at United States statutory income tax rate	$(612)	$100
Valuation allowance	(21)	(299)
Non-deductible compensation	47	138
Non-taxable income	—	(524)
Investment income	(3)	17
State income tax	53	53
Change in unrecognized tax benefits(1)	2	38
Indefinite life intangibles	54	54
Other	71	(2)
Income tax benefit	$(409)	$(425)

(1) Includes interest and penalty expense related to unrecognized tax benefits.

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2022 and December 31, 2021. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2022 and December 31, 2021 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below. For the three months ended March 31, 2022 and March 31, 2021, the Company released into income $0.5 million and  $0.6 million, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

The Company carries net deferred income tax liab ilities of $28.0  million and $28.6 million at March 31, 2022 and December 31, 2021, respectively, that consists of:

•	$8.2 million and $8.2 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards;
•	$23.8 million and $23.8 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•	$3.8 million and $3.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;
•	$0.6 million and $0.5 million of deferred state income tax assets; and
•	$0.4 million and $0.4 million of deferred state income tax liabilities.

As of March 31, 2022 and December 31, 2021, the Company carried a liability for unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense  of less than $0.1 million and less than $0.1 million related to interest and penalty accruals for the three months ended  March 31, 2022 and March 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company carried an accrual for the payment of interest and penalties of $0.1 million and $0.1 million, respectively, included in income taxes payable in the consolidated balance sheets.

NOTE 14 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted  (loss) earnings per share computation for the three months ended March 31, 2022 and March 31, 2021:

(in thousands, except per share data)	Three months ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(2,504)	$899
Less: net income attributable to noncontrolling interests	(149)	(259)
Less: dividends on preferred stock	(78)	(238)
Net (loss) income attributable to common shareholders used in calculating basic (loss) earnings per share	$(2,731)	$402
Adjustment for proportionate interest in PWSC's earnings attributable to common stock	—	(30)
Net (loss) income attributable to common shareholders used in calculating diluted (loss) earnings per share	$(2,731)	$372

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,883	22,218
Weighted average diluted shares
Weighted average common shares outstanding	22,883	22,218
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	1
Warrants	—	—
Convertible preferred stock	—	—
Total weighted average diluted shares	22,883	22,219
Basic (loss) earnings per share	$(0.12)	$0.02
Diluted (loss) earnings per share	$(0.12)	$0.02
(a)

Potentially dilutive securities consist of unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a net loss attributable to common shareholders for the three months ended March 31, 2022, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

Basi c (loss) earnings per share is calculated using weighted-average common shares outstanding. Diluted (loss) earnings per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.

The following weighted-average potentially dilutive securities are not included in the diluted (loss) earnings per share calculations above because they would have had an antidilutive effect on the (loss) earnings per share:

	Three months ended March 31,
	2022	2021
Unvested restricted stock awards	1,252,754	1,340,000
Warrants	4,573,765	4,923,765
Convertible preferred stock	1,060,831	1,142,975
Total	$6,887,350	$7,406,740

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

NOTE 15 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2022 was $0.8 million.

Under the 2020 Equity Incentive Plan, the Company granted 1,092,754 restricted common stock awards to certain officers of the Company during 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the three months ended  March 31, 2022, no shares of the 2021 Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at March 31, 2022 was $3.2 million.

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2022:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2021	1,252,754	$5.09
Granted	—	—
Vested	—	—
Cancelled for Tax Withholding	—	—
Unvested at March 31, 2022	1,252,754	$5.09

The unvested balance at March 31, 2022 in the table above is comprised of 752,754 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

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

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vest according to a graded vesting schedule. The performance condition is based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 18, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

The Modified PWSC RSA and the 2020 PWSC RSA include a noncontingent put option that is exercisable between February 20, 2022 and February 20, 2023. Since the put option is exercisable less than six months after the vesting of certain shares, the compensation expense related to these shares is classified as a liability and included in accrued expenses and other liabilities in the consolidated balance sheets at  March 31, 2022 and  December 31, 2021.

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA became fully vested. During the three months ended  March 31, 2022, 437.50 shares of the Modified PWSC RSA became fully vested.  At March 31, 2022 and December 31, 2021, there were zero and 437.50 unvested shares, respectively, of the Modified PWSC RSA with a weighted-average grant date fair value of zero and $1,672 per share, respectively. Total unamortized compensation expense related to the Modified PWSC RSA at March 31, 2022 was zero.

On February 20, 2022, both the service condition and performance condition of the 2020 PWSC RSA became fully vested. During the three months ended  March 31, 2022, 109.38 shares of the 2020 PWSC RSA became fully vested.  At March 31, 2022 and December 31, 2021, there were zero and 109.38 unvested shares, respectively, of the 2020 PWSC RSA with a weighted-average grant date fair value of zero and $1,672 per share, respectively. Total unamortized compensation expense related to the 2020 PWSC RSA at March 31, 2022 was zero.

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

At March 31, 2022, both the service condition and performance condition of the 2021 Ravix RUA were probable of vesting.  During the three monthss ended  March 31, 2022, no shares of the 2021 Ravix RUA became fully vested.  At March 31, 2022 and December 31, 2021, there were 115,667 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  March 31, 2022 was  $0.2 million.

Total stock-based compensation expense, inclusive of Restricted Stock Awards, Restricted Stock Awards of PWSC and Restricted Unit Awards of Ravix described above, net of forfeitures, was $0.4 million and $1.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2022 and March 31, 2021 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at December 31, 2021	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(1,125)	—	959	(166)
Amounts reclassified from accumulated other comprehensive income	1	—	—	1
Net current-period other comprehensive (loss) income	(1,124)	—	959	(165)

Balance at March 31, 2022	$(1,344)	$(3,286)	$35,244	$30,614

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

(in thousands)	Three months ended March 31, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at December 31, 2020	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(71)	—	(1,721)	(1,792)
Amounts reclassified from accumulated other comprehensive income	12	—	—	12
Net current-period other comprehensive loss	(59)	—	(1,721)	(1,780)

Balance at March 31, 2021	$157	$(3,286)	$39,408	$36,279

It should be noted that the unaudited consolidated statements of comprehensive loss present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2022 and March 31, 2021 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021:

(in thousands)	Three months ended March 31,
	2022	2021
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(1)	$(12)
Other-than-temporary impairment loss	—	—
(Loss) income before income tax benefit	(1)	(12)
Income tax benefit	—	—
Net (loss) income	$(1)	$(12)

NOTE 17 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company conducts its business through the following three reportable segments: Extended Warranty, Leased Real Estate and Kingsway Search Xcelerator.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI, PWSC and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a white label agreement.  PWI also has a white label agreement with a third-party that sells and administers a GAP product in certain states.

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

Leased Real Estate Segment

Leased Real Estate includes the Company's subsidiaries, CMC and VA Lafayette.

CMC owns the Real Property that is leased to a third party pursuant to a long-term triple net lease with a single customer. The Real Property is also subject to the Mortgage and Additional Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the Mortgage and Additional Mortgage is included in Leased Real Estate's segment operating income.

VA Lafayette owns the LA Real Property that is leased to a third-party pursuant to a long-term lease with a single customer. The LA Real Property is also subject to the LA Mortgage. When assessing and measuring the operational and financial performance of the Leased Real Estate segment, interest expense related to the LA Mortgage is included in Leased Real Estate's segment operating income.

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix.  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in 20 states and 6 countries. All services are delivered by employees who are located in the United States.

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

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2022 and March 31, 2021 were:

(in thousands)	Three months ended March 31,
	2022	2021
Revenues:
Extended Warranty:
Service fee and commission revenue	$18,286	$18,574
Total Extended Warranty	18,286	18,574
Leased Real Estate:
Rental revenue	3,667	3,341
Total Leased Real Estate	3,667	3,341
Kingsway Search Xcelerator:
Service fee and commission revenue	4,170	—
Total Kingsway Search Xcelerator	4,170	—
Total revenues	$26,123	$21,915

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated net (loss) income for the three months ended March 31, 2022 and March 31, 2021 were:

(in thousands)	Three months ended March 31,
	2022	2021
Segment operating income:
Extended Warranty (a)	$1,723	$5,310
Leased Real Estate	1,559	1,293
Kingsway Search Xcelerator	806	—
Total segment operating income	4,088	6,603
Net investment income	619	421
Net realized gains	54	51
Loss on change in fair value of equity investments	(10)	(151)
Gain (loss) on change in fair value of limited liability investments, at fair value	127	(202)
Interest expense not allocated to segments	(1,364)	(1,552)
Other revenue and expenses not allocated to segments, net	(3,065)	(3,491)
Amortization of intangible assets	(1,494)	(497)
Loss on change in fair value of debt	(1,868)	(1,019)
Gain on extinguishment of debt not allocated to segments	—	311
(Loss) income before income tax benefit	(2,913)	474
Income tax benefit	(409)	(425)
Net (loss) income	$(2,504)	$899

(a)

For the three months ended March 31, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $3.1 million for the three months ended March 31, 2021.  See Note 10, "Debt," for further discussion.

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, stock-based compensation liabilities, derivative contracts (interest rate swap) and contingent consideration are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

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

Stock-based compensation liabilities- Certain of the restricted stock awards granted by PWSC are classified as a liability. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the restricted stock awards granted by PWSC are estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

Derivative contracts- As described in Note 9, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables and accrued expenses and other liabilities in the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

Contingent consideration - The consideration for Company's acquisition of Ravix includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the Company's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue. The contingent consideration liability is categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	March 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$14,878	$—	$14,878	$—	$—
States, municipalities and political subdivisions	1,701	—	1,701	—	—
Mortgage-backed	7,613	—	7,613	—	—
Asset-backed	1,046	—	1,046	—	—
Corporate	9,912	—	9,912	—	—
Total fixed maturities	35,150	—	35,150	—	—
Equity investments:
Common stock	169	169	—	—	—
Total equity investments	169	169	—	—	—
Limited liability investments, at fair value	18,940	—	—	3,751	15,189
Real estate investments	10,662	—	—	10,662	—
Derivative contract - interest rate swap	183	—	183	—	—
Total assets	$65,104	$169	$35,333	$14,413	$15,189

Liabilities:
Subordinated debt	$61,882	$—	$61,882	$—	$—
Contingent consideration	2,767	—	—	2,767	—
Stock-based compensation liabilities	1,494	—	—	1,494	—
Total liabilities	$66,143	$—	$61,882	$4,261	$—

(in thousands)	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$16,223	$—	$16,223	$—	$—
States municipalities and political subdivisions	1,878	—	1,878	—	—
Mortgage-backed	7,629	—	7,629	—	—
Asset-backed	445	—	445	—	—
Corporate	9,491	—	9,491	—	—
Total fixed maturities	35,666	—	35,666	—	—
Equity investments:
Common stock	171	171	—	—	—
Warrants	8	—	8	—	—
Total equity investments	179	171	8	—	—
Limited liability investments, at fair value	18,826	—	—	4,022	14,804
Real estate investments	10,662	—	—	10,662	—
Total assets	$65,333	$171	$35,674	$14,684	$14,804

Liabilities:
Subordinated debt	$60,973	$—	$60,973	$—	$—
Contingent consideration	2,458	—	—	2,458	—
Stock-based compensation liabilities	1,402	—	—	1,402	—
Derivative contract - interest rate swap	14	—	14	—	—
Total liabilities	$64,847	$—	$60,987	$3,860	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2022 and March 31, 2021:

(in thousands)	Three months ended March 31,
	2022	2021
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,022	$3,263
Distributions received	(47)	(22)
Realized gains included in net (loss) income	33	22
Change in fair value of limited liability investments, at fair value included in net (loss) income	(257)	111
Ending balance	$3,751	$3,374
Unrealized (gains) losses on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$(257)	$111
Included in other comprehensive loss	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—
Ending balance	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—
Included in other comprehensive loss	—	—
Ending balance - assets	$14,413	$14,036
Liabilities:
Contingent consideration:
Beginning balance	$2,458	$—
Change in fair value of contingent consideration included in net (loss) income	309	—
Ending balance	$2,767	$—
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$309	$—
Included in other comprehensive loss	$—	$—
Stock-based compensation liabilities:
Beginning balance	$1,402	$443
Change in fair value of stock-based compensation liabilities included in net (loss) income	92	401
Ending balance	$1,494	$844
Unrealized gains recognized on stock-based compensation liabilities held at end of period:
Included in net (loss) income	$92	$401
Included in other comprehensive loss	$—	$—
Ending balance - liabilities	$4,261	$844

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,751	Market approach	Valuation multiples	1.0x - 9.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Contingent consideration	$2,767	Option-based income approach	Discount rate	4.25%
			Risk-free rate	2.35%
			Expected volatility	18.0%
Stock-based compensation liabilities	$1,494	Market approach	Valuation multiple	6.0x

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,022	Market approach	Valuation multiples	1.0x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Contingent consideration	$2,458	Option-based income approach	Discount rate	4.0%
			Risk-free rate	0.49%
			Expected volatility	15.0%
Stock-based compensation liabilities	$1,402	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2022

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$15,189	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,804	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2022 and March 31, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three months ended March 31, 2022 and  March 31, 2021. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  March 31, 2022 and December 31, 2021, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2022 and the year ended  December 31, 2021.

(b)	VA Lafayette (formerly RoeCo)

On December 30 2021, the Company closed on an agreement to acquire 100% of the membership interests in VA Lafayette from a current holder of the Company’s Preferred Shares (refer to Note 5, "Acquisitions," for further detail).  The Company determined the acquisition was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions.

NOTE 20 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

CMC Industries

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

March 31, 2022

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

Aegis

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement.  During the third quarter of 2021, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement. During the first quarter of 2022, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2022. The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2022, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2022.

(b)    Guarantees:

Mendota

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.  Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There were no payments made related to the open claims during the three months ended March 31, 2022 and March 31, 2021. The Company's potential exposure under these agreements was not reasonably determinable at March 31, 2022, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2022.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

CMC Industries

In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  The guarantee fee was recorded as a debt issuance cost related to the Additional Mortgage.

VA Lafayette (formerly RoeCo)

The LA Mortgage is nonrecourse indebtedness with respect to the assets of VA Lafayette, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless VA Lafayette acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  The LA Mortgage is secured in part by a guaranty of recourse liabilities, whereby KAI, as guarantor, would become liable for the recourse liabilities if VA Lafayette, as borrower, violates certain terms of the loan agreement.  Under the guarantee, the lender can recover losses from the guarantor for certain bad-faith or other intentional acts of the borrower, such as rents retained by the borrower in violation of the loan documents, fraud or intentional misrepresentation, changes to the lease without the lender's consent, willful misconduct, criminal acts and environmental losses sustained by lender.  In addition, the guarantee provides that the LA Mortgage will be the full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or bankruptcy of the borrower.

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at March 31, 2022 and December 31, 2021, were on deposit with state regulatory authorities.

The Company also has restricted cash of $16.7 million and $17.3 million at March 31, 2022 and December 31, 2021, respectively. Included in restricted cash are:

•	$12.1 million and $12.6 million at March 31, 2022 and December 31, 2021, respectively, held as deposits by IWS, Geminus, PWI, PWSC and Ravix;
•	$1.9 million at both March 31, 2022 and December 31, 2021, on deposit with state regulatory authorities; and
•

$2.7 million and $2.8 million at March 31, 2022 and December 31, 2021, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

OVERVIEW

Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty, business services, asset management and real estate industries. Kingsway conducts its business through three reportable segments: Extended Warranty, Leased Real Estate and Kingsway Search Xcelerator.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in25 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 32 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a white label agreement.  PWI also has a white label agreement with Classic to sell a guaranteed asset protection product ("GAP") in states that Classic is approved in.

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

Leased Real Estate includes the Company's subsidiaries, CMC Industries, Inc. ("CMC") and VA Lafayette, LLC, formerly Roeco Lafayette, LLC ("VA Lafayette"). Throughout Management's Discussion and Analysis, the term "Leased Real Estate" is used to refer to this segment.

CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "Mortgage").

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Lousiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage, which is recorded as note payable in the consolidated balance sheets (the "VA Mortgage").

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix Financial, Inc. ("Ravix").  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in 20 states and 6 countries.  All services are delivered by employees who are located in the United States.  Throughout Management's Discussion and Analysis, the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 17, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income before income tax benefit that, in addition to segment operating income, includes net investment income, net realized gains, loss on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to (loss) income before income tax benefit for the three months ended March 31, 2022 and March 31, 2021 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; contingent consideration; and revenue recognition. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report. There has been no material change subsequent to December 31, 2021 to the information previously disclosed in the 2021 Annual Report with respect to these significant accounting policies and critical estimates.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three months ended March 31, 2022 and March 31, 2021 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended March 31,
	2022	2021	Change
Segment operating income:
Extended Warranty	$1,723	$5,310	$(3,587)
Leased Real Estate	1,559	1,293	266
Kingsway Search Xcelerator	806	—	806
Total segment operating income	4,088	6,603	(2,515)
Net investment income	619	421	198
Net realized gains	54	51	3
Loss on change in fair value of equity investments	(10)	(151)	141
Gain (loss) on change in fair value of limited liability investments, at fair value	127	(202)	329
Interest expense not allocated to segments	(1,364)	(1,552)	188
Other revenue and expenses not allocated to segments, net	(3,065)	(3,491)	426
Amortization of intangible assets	(1,494)	(497)	(997)
Loss on change in fair value of debt	(1,868)	(1,019)	(849)
Gain on extinguishment of debt not allocated to segments	—	311	(311)
(Loss) income before income tax benefit	(2,913)	474	(3,387)
Income tax benefit	(409)	(425)	16
Net (loss) income	$(2,504)	$899	$(3,403)

Segment Operating Income and Net (Loss) Income

In the first quarter of 2022, we reported segment operating income of $4.1 million, a decrease of $2.5 million from the same period in 2021.  The decrease is primarily due to the following items:

•	2021 operating income in Extended Warranty segment includes a gain on extinguishment of debt of $2.2 million, related to Paycheck Protection Program ("PPP") loan forgiveness;
•	A reduction to IWS operating income of $0.9 million, due to a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees; both of which were partially offset by
•	Increased operating income in Leased Real Estate and operating income from Kingsway Search Xcelerator (resulting from the Ravix acquisition in October 2021).

In the first quarter of 2022, we reported net loss of $2.5 million compared to net income of $0.9 million in the first quarter of 2021. The net loss for the three months ended March 31, 2022 is primarily due to interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets and loss on change in fair value of debt, partially offset by segment operating income.  The net loss also includes a reduction to IWS operating income of $0.9 million, due to a change in estimate of IWS' deferred revenue and deferred contract costs as described above.

The net income for the three months ended March 31, 2021 is primarily due to operating income in Extended Warranty (which includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness) and Leased Real Estate, partially offset by interest expense not allocated to segments, other income and expenses not allocated to segments, net and loss on change in fair value of debt.  See Note 10 "Debt," to the unaudited consolidated interim financial statements, for further discussion on PPP.

KINGSWAY FINANCIAL SERVICES INC.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 1.6% (or $0.3 million) to $18.3 million for the three months ended March 31, 2022 compared with $18.6 million for the three months ended March 31, 2021.  Service fee and commission revenue was impacted by the following for the three months ended March 31, 2022:

•

A $1.0 million increase at Trinity by driven by a $0.8 million increase in its equipment breakdown and maintenance support services, as Trinity continues to recover from the original impacts of the COVID-19 pandemic; and a $0.2 million increase in its extended warranty services product as a result of marketing efforts leading to new customers;

•	A $0.1 million increase at PWSC;

•

A $0.8 million decrease at IWS.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million.  This reduction was partially offset by an increase in revenue due primarily to a 19% increase in the number of VSAs written in 2022, as sales volume continues to trend up towards pre-COVID levels.  While IWS’ market is impacted by macro-economic conditions brought on by the continued COVID-19 pandemic, IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions;

•

A $0.3 million decrease at PWI. The continued COVID-19 pandemic has caused supply-chain issues in the automotive industry, resulting in significant increases in the prices of used automobiles (PWI’s primary market), making it difficult for smaller automobile dealers to obtain inventory and, therefore, putting downward pressure on PWI’s revenue; and

•	A $0.3 million decrease at Geminus, which is being impacted by similar macro-economic conditions brought on by the continued COVID-19 pandemic as explained above for PWI.

The Extended Warranty operating income was $1.7 million for the three months ended March 31, 2022 compared with $5.3 million for the three months ended March 31, 2021.  The decrease in operating income is primarily due to the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for the three months ended March 31, 2021;

•

A $0.1 million increase at Trinity to $0.4 million for the three months ended March 31, 2022.  Gross margin increased by $0.3 million, driven by the revenue increases noted above; however, the increase in gross margin was partially offset by the fact that 2021 included a benefit to bad debt expense due to a recovery, as well as slightly higher marketing expenses in 2022;

•

A $0.6 million decrease at IWS to $0.2 million for the three months ended March 31, 2022.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million.  Claims authorized on vehicle service agreements increased slightly, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim;

•

A $0.6 million decrease at PWI to $0.5 million for the three months ended March 31, 2022 primarily due to a decrease in revenue and an increase in claims authorized on vehicle service agreements compared with the three months ended March 31, 2021 (decreased volume of claims that was offset by a higher average cost per claim);

•

A $0.2 million decrease at Geminus to $0.3 million for the three months ended March 31, 2022, due to a decrease in revenue that was partially offset by a slight decrease in claims authorized on vehicle service agreements and slightly lower general and administrative expenses compared with the three months ended March 31, 2021; and

•	A $0.1 million decrease at PWSC to $0.3 million for the three months ended March 31, 2022.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate

Leased Real Estate rental revenue was $3.7 million and $3.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  The rental income is derived from Leased Real Estate's long-term leases.  The increase in rental income is due to the inclusion of VA Lafayette in the first quarter of 2022 following its acquisiton on December 30, 2021.

Leased Real Estate operating income was $1.6 million for the three months ended March 31, 2022 compared with $1.3 million for the three months ended March 31, 2021.  Leased Real Estate operating income includes interest expense of $1.7 million and $1.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The increase in operating income for the three months ended March 31, 2022 is primarily due to the increase in rental revenue due to the inclusion of VA Lafayette in the first quarter of 2022 following its acquisiton on December 30, 2021.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue was $4.2 million for the three months ended March 31, 2022 and is derived from the Company's subsidiary, Ravix, that was acquired on October 1, 2021. Kingsway Search Xcelerator operating income was$0.8 million for the three months ended March 31, 2022.

Net Investment Income

Net investment income was $0.6 million in the first quarter of 2022 compared to $0.4 million in the first quarter of 2021. The increase in net investment income for the three months ended March 31, 2022 relates primarily to higher investment income from the Company's limited liability investments.  Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

Loss on Change in Fair Value of Equity Investments

Loss on change in fair value of equity investments was less than $0.1 million in the first quarter of 2022 compared to $0.2 million in the first quarter of 2021. Significant drivers include:

•	Unrealized losses of less than $0.1 million and $0.2 million on equity investments held during the three months ended March 31, 2022 and March 31, 2021, respectively; and

•	Net realized gains of zero and less than $0.1 million on equity investments sold during the three months ended March 31, 2022 and March 31, 2021, respectively.

Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.1 million in the first quarter of 2022 compared to a loss of $0.2 million in the first quarter of 2021. The gain for the three months ended March 31, 2022 represents an increase in fair value of $0.4 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by a decrease in fair value of $0.3 million related to Argo Holdings Fund I, LLC ("Argo Holdings").

The loss for the three months ended March 31, 2021 represents a decrease in fair value of $0.3 million related to Net Lease, partially offset by an increase in fair value of $0.1 million related to Argo Holdings.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for the first quarter of 2022 was $1.4 million compared to $1.6 million in the first quarter of 2021.  This includes interest on all debt except for interest on the Mortgage, Additional Mortgage, and LA Mortgage (which is included in the Real Estate Segment).

The decrease for the three months ended March 31, 2022 is primarily attributable to an increase in fair value of the interest rate swap related to the Company's 2020 KWH bank loan, which resulted in lower interest expense of $0.2 million during the first quarter of 2022 compared to the same period in 2021.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $3.1 million in the first quarter of 2022 compared to $3.5 million in the first quarter of 2021.  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and and expenses associated with our corporate holding company.

The decrease in net expense for the three months ended March 31, 2022 is primarily attributable to lower expense related to restricted stock awards of officers of the Company, partially offset by an increase in fair value of previously-granted awards to subsidiary employees that are accounted for on a fair value basis, as well as an increase in the fair value of the Ravix contingent consideration liability during the three months ended March 31, 2022.

Amortization of Intangible Assets

Amortization of intangible assets was $1.5 million in the first quarter of 2022 compared to $0.5 million in the first quarter of 2021.  The higher amortization expense for the three months ended March 31, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of PWI effective December 1, 2020, Ravix effective October 1, 2021 and VA Lafayette effective December 30, 2021.  During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI and recorded a measurement period adjustment related to PWI’s customer relationship intangible asset.  As a result, $0.6 million of the amortization expense recorded in the third quarter of 2021 related to the three months ended March 31, 2021.  During the first quarter of 2022, the Company recorded $1.1 million of amortization expense related to the intangible assets identified as part of the acquisitions of PWI, Ravix and VA Lafayette.

See Note 4, "Acquisitions" to the consolidated financial statements in the 2021 Annual Report for further details on the Company’s acquisitions of PWI, Ravix and VA Lafayette.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was $1.9 million in the first quarter of 2022 compared to $1.0 million in the first quarter of 2021. The loss for the three months ended March 31, 2022 and March 31, 2021 reflect increases in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	2022 Result	2021 Result
Libor:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Increase to fair value

See "Debt" section below for further information.

Gain on Extinguishment of Debt not Allocated to Segments

For the three months ended March 31, 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain on forgiveness of the balance of the holding company's loan obtained through the PPP.  See Note 10 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Benefit

Income tax benefit for the first quarter of 2022 was $0.4 million compared to $0.4 million in the first quarter of 2021. For the three months ended March 31, 2022 and March 31, 2021, the Company released into income $0.5 million and $0.6 million, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life.  See Note 13, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three months ended March 31, 2022 and March 31, 2021.

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

At March 31, 2022, we held cash and cash equivalents, restricted cash and investments with a carrying value of $97.3 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	March 31, 2022	% of Total	December 31, 2021	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	14,878	15.3%	16,223	16.5%
States, municipalities and political subdivisions	1,701	1.7%	1,878	1.9%
Mortgage-backed	7,613	7.8%	7,629	7.8%
Asset-backed	1,046	1.1%	445	0.5%
Corporate	9,912	10.2%	9,491	9.7%
Total fixed maturities	35,150	36.1%	35,666	36.4%
Equity investments:
Common stock	169	0.2%	171	0.2%
Warrants	—	—%	8	0.0%
Total equity investments	169	0.2%	179	0.2%
Limited liability investments	1,488	1.5%	1,901	1.9%
Limited liability investments, at fair value	18,940	19.5%	18,826	19.1%
Investments in private companies	790	0.8%	790	0.8%
Real estate investments	10,662	11.0%	10,662	10.8%
Other investments	239	0.2%	256	0.3%
Short-term investments	157	0.2%	157	0.1%
Total investments	67,595	69.5%	68,437	69.6%
Cash and cash equivalents	13,053	13.4%	12,642	12.9%
Restricted cash	16,682	17.1%	17,257	17.5%
Total	97,330	100.0%	98,336	100.0%

Other-Than-Temporary Impairment

The Company performs a quarterly analysis of its investments to determine if declines in market value are other-than-temporary. Further information regarding our detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2021 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

As a result of the analysis performed, the Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of zero and less than $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments, limited liability investments, investments in private companies and other investments for the three months ended March 31, 2022 and March 31, 2021.

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

At March 31, 2022 and December 31, 2021, the gross unrealized losses for fixed maturities amounted to $1.4 million and $0.3 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of March 31, 2022 and December 31, 2021, all unrealized losses on individual investments were considered temporary.

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

DEBT

See Note 10, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan"). The 2020 KWH Loan has an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75% (current rate of 3.5%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan").  The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 4.00%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.

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

On June 2, 2021, TRT Leaseco ("TRT"), a subsidiary of CMC, entered into an amendment to the Mortgage to borrow an additional $15.0 million, which is recorded as note payable in the consolidated balance sheets ("the Additional Mortgage").  The net proceeds from the Additional Mortgage were used to advance increased rental payments to the parties that had entered into a legal settlement agreement reached during the first quarter of 2021, including the Company which received $2.7 million.  The Additional Mortgage matures on May 15, 2034 and has a fixed interest rate of 3.20%.  The Additional Mortgage is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  See Note 20(a), "Commitments and Contingencies - Legal proceedings," to the unaudited consolidated interim financial statements for further discussion of the CMC litigation settlement agreement.

As part of its acquisition of VA Lafayette on December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheets at its aggregate unpaid principal balance.

KINGSWAY FINANCIAL SERVICES INC.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At March 31, 2022 and December 31, 2021, deferred interest payable of $19.9 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At March 31, 2022, the carrying value of the subordinated debt is $61.9 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 18, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the three months ended March 31, 2022, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the three months ended March 31, 2022, along with the passage of time, contributed to the $0.9 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and March 31, 2022.

Of the $0.9 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and March 31, 2022, $1.0 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $1.9 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC.

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of discontinued operations, investment maturities and investment income, and other returns received on investments and from the sale of investments.

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

Cash Flows

During the three months ended March 31, 2022, the Company reported $3.8 million of net cash provided by operating activities, primarily due to operating income from the segments, partially offset by the increase in service fee receivable.

During the three months ended March 31, 2022, the net cash used in investing activities was $0.2 million. This use of cash was primarily attributed to purchases of fixed maturities and property and equipment in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

During the three months ended March 31, 2022, the net cash used in financing activities was $3.8 million. This use of cash was attributed to principal repayment on bank loans of $1.8 million, principal repayments on the notes payable of $1.5 million and distributions to noncontrolling interest holders of $0.5 million.

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

Receipt of dividends from the Company's insurance subsidiaries has not generally been considered a source of liquidity for the holding company. The insurance subsidiaries have required regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. At March 31, 2022, Amigo was restricted from making any dividend payments to the holding company without regulatory approval pursuant to domiciliary insurance regulations.

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

Beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  Based on current covenants, the holding company would be entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan.  The holding company is expected to receive $1.7 million and has in March 2022 paid down the KWH 2020 Loan by $1.7 million.

The amount of excess cash flow the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

On October 1, 2021, the Company closed on the acquisition of Ravix. Related to the Ravix acquisition, the Company secured the Ravix Loan with Ravix and Ravix LLC as borrowers under the Ravix Loan. Pursuant to the covenants under the Ravix Loan, Ravix is permitted to make distributions to the holding company so long as doing such would not cause non-compliance with the various covenants outlined within the Ravix Loan.

KINGSWAY FINANCIAL SERVICES INC.

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described in Note 20(a), "Commitments and Contingencies," to the unaudited consolidated interim financial statements, the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the CMC lease (or any borrowings against such increased rental payments).  Refer to Note 10, "Debt," to the unaudited consolidated interim financial statements, for further information about this borrowing.  In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  Refer to Note 20(b), "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further discussion of this off-balance sheet guarantee.

On October 18, 2018, the Company completed the previously announced sale of its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There is no maximum obligation to the Company with respect to the specified claims.  Refer to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further discussion of this off-balance sheet guarantee.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.4 million (approximately seven months of operating cash outflows) and $2.2 million at March 31, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $13.1 million and $12.6 million reported at March 31, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

The holding company’s liquidity at March 31, 2022 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty and Kingsway Search Xcelerator subsidiaries as described above. While these sources do not represent cash of the holding company, they do represent future sources of liquidity.

As of March 31, 2022, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $19.9 million at March 31, 2022, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.6 million as of March 31, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2022 and March 31, 2021 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2022, and ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 20, "Commitments and Contingencies," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to those risk factors previously disclosed in our 2021 Annual Report.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 6, 2022	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 6, 2022	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)