Form 10-Q
period 2022-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2022-08-04
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2022
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 4, 2022 was 24,135,368.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,931 and $35,889, respectively)	$37,013	$35,666
Equity investments, at fair value (cost of $187 and $1,147, respectively)	131	179
Limited liability investments	1,215	1,901
Limited liability investments, at fair value	18,986	18,826
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	10,662	10,662
Other investments, at cost which approximates fair value	222	256
Short-term investments, at cost which approximates fair value	157	157
Total investments	69,176	68,437
Cash and cash equivalents	11,704	12,642
Restricted cash	14,492	17,257
Accrued investment income	1,031	1,013
Service fee receivable, net of allowance for doubtful accounts of $239 and $241, respectively	8,484	6,656
Other receivables, net of allowance for doubtful accounts of $5 and $5, respectively	12,520	13,898
Deferred contract costs	12,617	10,930
Income taxes recoverable	35	—
Property and equipment, net of accumulated depreciation of $25,211 and $24,224, respectively	107,079	108,587
Right-of-use asset	1,801	2,248
Goodwill	110,247	110,247
Intangible assets, net of accumulated amortization of $23,349 and $20,333, respectively	105,214	108,230
Other assets	15,228	15,489
Total Assets	$469,628	$475,634
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$51,977	$47,622
Income taxes payable	—	294
Deferred service fees	91,321	89,217
Bank loans	22,818	26,717
Notes payable	201,413	205,025
Subordinated debt, at fair value	57,282	60,973
Lease liability	2,019	2,479
Net deferred income tax liabilities	27,860	28,553
Total Liabilities	454,690	460,880
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; 169,733 issued and outstanding at June 30, 2022 and December 31, 2021; redemption amount of $6,655 and $6,497 at June 30, 2022 and December 31, 2021, respectively	6,655	6,497
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 23,130,064 issued and 22,882,614 outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	359,536	359,138
Treasury stock, at cost; 247,450 and 247,450 outstanding at June 30, 2022 and December 31, 2021, respectively	(492)	(492)
Accumulated deficit	(400,470)	(395,149)
Accumulated other comprehensive income	36,017	30,779
Shareholders' equity attributable to common shareholders	(5,409)	(5,724)
Noncontrolling interests in consolidated subsidiaries	13,692	13,981
Total Shareholders' Equity	8,283	8,257
Total Liabilities, Class A preferred stock and Shareholders' Equity	$469,628	$475,634

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Service fee and commission revenue	$23,590	$18,755	$46,046	$37,329
Rental revenue	3,633	3,341	7,300	6,682
Total revenues	27,223	22,096	53,346	44,011
Operating expenses:
Claims authorized on vehicle service agreements	5,345	5,251	10,528	9,918
Commissions	1,997	1,488	3,260	2,876
Cost of services sold	4,246	952	8,818	1,932
General and administrative expenses	11,595	12,127	24,210	24,717
Leased real estate segment interest expense	1,663	1,500	3,354	2,968
Total operating expenses	24,846	21,318	50,170	42,411
Operating income	2,377	778	3,176	1,600
Other revenues (expenses), net:
Net investment income	465	403	1,084	824
Net realized gains	184	187	238	238
Loss on change in fair value of equity investments	(38)	(45)	(48)	(196)
Gain on change in fair value of limited liability investments, at fair value	46	731	173	529
Non-operating other expenses	(877)	(2,741)	(653)	(2,634)
Interest expense not allocated to segments	(1,704)	(1,593)	(3,068)	(3,145)
Amortization of intangible assets	(1,494)	(496)	(2,988)	(993)
Loss on change in fair value of debt	(1,330)	(738)	(3,198)	(1,757)
Gain on extinguishment of debt	—	—	—	2,494
Total other expenses, net	(4,748)	(4,292)	(8,460)	(4,640)
Loss before income tax benefit	(2,371)	(3,514)	(5,284)	(3,040)
Income tax benefit	(6)	(3,258)	(415)	(3,683)
Net (loss) income	(2,365)	(256)	(4,869)	643
Less: net income attributable to noncontrolling interests in consolidated subsidiaries	303	428	452	687
Less: dividends on preferred stock	79	85	157	323
Net loss attributable to common shareholders	$(2,747)	$(769)	$(5,478)	$(367)
Loss per share – net loss attributable to common shareholders:
Basic:	$(0.12)	$(0.03)	$(0.24)	$(0.02)
Diluted:	$(0.12)	$(0.03)	$(0.24)	$(0.02)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,883	22,366	22,883	22,292
Diluted:	22,883	22,366	22,883	22,292

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(2,365)	$(256)	$(4,869)	$643
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized losses arising during the period	(535)	(35)	(1,702)	(110)
Reclassification adjustment for amounts included in net (loss) income	6	2	7	14
Change in fair value of debt attributable to instrument-specific credit risk	5,930	(3,813)	6,889	(5,534)
Other comprehensive income (loss), net of taxes(1):	5,401	(3,846)	5,194	(5,630)
Comprehensive income (loss)	3,036	(4,102)	325	(4,987)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	301	426	408	682
Comprehensive income (loss) attributable to common shareholders	$2,735	$(4,528)	$(83)	$(5,669)

(1) Net of income tax benefit of $0 for the three and six months ended June 30, 2022 and June 30, 2021.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended June 30, 2022
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, March 31, 2022	22,882,614	$—	$359,346	$(492)	$(397,802)	$30,614	$(8,334)	$13,635	$5,301
Net (loss) income	—	—	—	—	(2,668)	—	(2,668)	303	(2,365)
Preferred stock dividends	—	—	(79)	—	—	—	(79)	—	(79)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income (loss)	—	—	—	—	—	5,403	5,403	(2)	5,401
Stock-based compensation	—	—	269	—	—	—	269	—	269
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283

	Three Months Ended June 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, March 31, 2021	22,365,631	$—	$355,999	$(492)	$(394,167)	$36,279	$(2,381)	$14,243	$11,862
Net (loss) income	—	—	—	—	(684)	—	(684)	428	(256)
Preferred stock dividends	—	—	(85)	—	—	—	(85)	—	(85)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	(3,845)	(3,845)	(1)	(3,846)
Stock-based compensation	—	—	417	—	—	—	417	—	417
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2022
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Net (loss) income	—	—	—	—	(5,321)	—	(5,321)	452	(4,869)
Preferred stock dividends	—	—	(157)	—	—	—	(157)	—	(157)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(697)	(697)
Other comprehensive income (loss)	—	—	—	—	—	5,238	5,238	(44)	5,194
Stock-based compensation	—	—	555	—	—	—	555	—	555
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283

	Six Months Ended June 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	154,562	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(44)	—	(44)	687	643
Preferred stock dividends	—	—	(323)	—	—	—	(323)	—	(323)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(170)	(170)
Other comprehensive loss	—	—	—	—	—	(5,625)	(5,625)	(5)	(5,630)
Stock-based compensation, net of forfeitures	—	—	1,412	—	—	—	1,412	—	1,412
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities:
Net (loss) income	$(4,869)	$643
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net income of limited liability investments	(287)	(45)
Depreciation and amortization expense	4,672	3,138
Stock-based compensation expense, net of forfeitures	628	2,407
Net realized gains	(238)	(238)
Loss on change in fair value of equity investments	48	196
Gain on change in fair value of limited liability investments, at fair value	(173)	(529)
Loss on change in fair value of debt	3,198	1,757
(Gain) loss on change in fair value of derivatives	(276)	73
Loss on change in fair value of contingent consideration	1,502	—
Deferred income taxes	(693)	(1,052)
Amortization of fixed maturities premiums and discounts	141	88
Amortization of notes payable premium, discounts and debt issue costs	(496)	(430)
Gain on extinguishment of debt	—	(2,494)
Changes in operating assets and liabilities:
Service fee receivable, net	(1,828)	(1,567)
Other receivables, net	1,378	2,653
Deferred contract costs	(1,687)	(271)
Other assets	261	(10,786)
Deferred service fees	2,104	501
Other, net	2,861	(5,552)
Net cash provided by (used in) operating activities	6,246	(11,508)
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,906	2,894
Proceeds from sales of equity investments	—	23
Purchases of fixed maturities	(8,111)	(3,952)
Net proceeds from limited liability investments	973	168
Net proceeds from limited liability investments, at fair value	211	13,188
Net proceeds from investments in private companies	62	89
Net proceeds from other investments	34	6
Acquisition of business, net of cash acquired	(83)	(50)
Net purchases of property and equipment	(177)	(506)
Net cash (used in) provided by investing activities	(2,185)	11,860
Financing activities:
Distributions to noncontrolling interest holders	(697)	(170)
Taxes paid related to net share settlements of restricted stock awards	—	(323)
Principal payments on bank loans	(3,952)	(2,161)
Principal proceeds from notes payable, net of debt issuance costs of $1,685 in 2021	—	13,270
Principal payments on notes payable	(3,115)	(11,280)
Net cash used in financing activities	(7,764)	(664)
Net decrease in cash and cash equivalents and restricted cash	(3,703)	(312)
Cash and cash equivalents and restricted cash at beginning of period	29,899	44,945
Cash and cash equivalents and restricted cash at end of period	$26,196	$44,633

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

Certain amounts in the unaudited consolidated interim financial statements as of and for the three and six months ended June 30, 2021 have been reclassified in order to conform to the 2022 presentation.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.6 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $11.7 million and $12.6 million reported at June 30, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

As of June 30, 2022, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $21.4 million at June 30, 2022, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.7 million, as of  June 30, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

Ravix Financial, Inc.

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix Financial, Inc. ("Ravix").  Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements.  As further discussed in Note 18 , " Segmented Information ," Ravix is included in the Kingsway Search Xcelerator segment, which was created as a result of the Ravix acquisition.  This acquisition was the Company’s first acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired Ravix for aggregate cash consideration of approximately $10.9 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of $0.1 million that was settled during the first quarter of 2022. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date.  See Note 19 , " Fair Value of Financial Instruments ," for further discussion of the contingent consideration.

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

VA Lafayette, LLC (formerly known as  RoeCo Lafayette, LLC)

On December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo Lafayette, LLC ("RoeCo") from a current holder of the Company’s Preferred Shares, for cash consideration of approximately $2.4 million.  R efer to Note 20 , " Related Parties ," for further disclosure.  In 2022, RoeCo changed its name to VA Lafayette, LLC ("VA Lafayette").  VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease.  The LA Real Property is also subject to mortgages with a total principal amount of $13.5 million (the "LA Mortgage") at the date of acquisition plus a premium of $3.5 million.  As further discussed in Note 18 , " Segmented Information , VA Lafayette is included in the Leased Real Estate segment.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at June 30, 2022 and December 31, 2021 are summarized in the tables shown below:

(in thousands)	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,839	$16	$554	$15,301
States, municipalities and political subdivisions	2,182	1	101	2,082
Mortgage-backed	8,268	7	451	7,824
Asset-backed	1,742	—	48	1,694
Corporate	10,900	3	791	10,112
Total fixed maturities	$38,931	$27	$1,945	$37,013

(in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$16,276	$31	$84	$16,223
States, municipalities and political subdivisions	1,880	3	5	1,878
Mortgage-backed	7,679	18	68	7,629
Asset-backed	449	—	4	445
Corporate	9,605	15	129	9,491
Total fixed maturities	$35,889	$67	$290	$35,666

The table below summarizes the Company's fixed maturities at June 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,998	$7,917
Due after one year through five years	23,147	21,954
Due after five years through ten years	3,570	3,244
Due after ten years	4,216	3,898
Total	$38,931	$37,013

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of June 30, 2022 and December 31, 2021. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$7,129	$242	$6,297	$312	$13,426	$554
States, municipalities and political subdivisions	1,163	73	822	28	1,985	101
Mortgage-backed	4,914	289	2,369	162	7,283	451
Asset-backed	1,476	41	123	7	1,599	48
Corporate	8,577	734	1,189	57	9,766	791
Total fixed maturities	$23,259	$1,379	$10,800	$566	$34,059	$1,945

(in thousands)	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,077	$84	$—	$—	$12,077	$84
States, municipalities and political subdivisions	846	5	—	—	846	5
Mortgage-backed	5,388	68	—	—	5,388	68
Asset-backed	445	4	—	—	445	4
Corporate	7,542	129	—	—	7,542	129
Total fixed maturities	$26,298	$290	$—	$—	$26,298	$290

There are approximately 201and 138 individual available-for-sale investments that were in unrealized loss positions as of June 30, 2022 and December 31, 2021, respectively.

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to available-for sale investments, limited liability investments, investments in private companies and other investments for the three and six months ended June 30, 2022 and June 30, 2021.

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

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2022 and December 31, 2021, the carrying value of limited liability investments totaled $1.2 million and $1.9 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At June 30, 2022, the Company had no unfunded commitments related to limited liability investments.  One of the Company's limited liability investments is expected to be sold during the third quarter of 2022, resulting in estimated proceeds to the Company of $0.8 million.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings"). As of June 30, 2022 and December 31, 2021, the carrying value of the Company's limited liability investments, at fair value was $19.0 million and $18.8 million, respectively.   The Company recorded impairments related to limited liability investments, at fair value of less than $0.1 million for the three and six months ended June 30, 2022 (zero and less than $0.1 million for the three and six months ended  June 30, 2021, respectively) which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At June 30, 2022, the Company had no unfunded commitments to fund limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2022 and June 30, 2021.

Net investment income for the three and six months ended June 30, 2022 and June 30, 2021 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income:
Interest from fixed maturities	$117	$47	$210	$98
Dividends	33	31	64	63
Income from limited liability investments	52	54	287	45
Income from limited liability investments, at fair value	4	—	4	81
Income from real estate investments	200	200	400	400
Other	87	90	170	180
Gross investment income	493	422	1,135	867
Investment expenses	(28)	(19)	(51)	(43)
Net investment income	$465	$403	$1,084	$824

Gross realized gains and losses on available-for-sale investments, limited liability investments, at fair value and investments in private companies for the three and six months ended June 30, 2022 and June 30, 2021 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross realized gains	$200	$261	$259	$312
Gross realized losses	(16)	(74)	(21)	(74)
Net realized gains	$184	$187	$238	$238

Loss on change in fair value of equity investments for the three and six months ended June 30, 2022 and June 30, 2021 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net gains recognized on equity investments sold during the period	$—	$—	$—	$13
Change in unrealized losses on equity investments held at end of the period	(38)	(45)	(48)	(209)
Loss on change in fair value of equity investments	$(38)	$(45)	$(48)	$(196)

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

NOTE 7 GOODWILL

On a quarterly basis, the Company reviews goodwill to determine whether events occurred or circumstances have changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount (indicating that goodwill may be impaired). For Leased Real Estate as it pertains to CMC (having goodwill of $61.0 million), the Company models a hypothetical sale of the underlying asset in order to arrive at fair value, which, due to the unique nature of Leased Real Estate, the Company views as a technique consistent with the objective of measuring fair value.

The estimated fair value is highly sensitive to discount rates applied.  For its second quarter 2022 review of goodwill, the Company developed a range of discount rates that it believes a reasonable market participant would use in determining fair value and noted that using the midpoint of that range resulted in no indication of impairment.  The Company also examined qualitative factors, such as tenant credit quality and macro-economic trends, which did not indicate goodwill may be impaired.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

The excess of fair value over the book value of equity of the reporting unit has narrowed as of June 30, 2022. However, underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future cash flows and timing as well as future appraised values could also have a significant impact on the estimated fair value. Finally, if there were sustained increases in the underlying interest rates used in the analysis then the fair value could be reduced to a level that could indicate impairment.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at June 30, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,703	$215
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	14,240	17,405
In-place lease and other lease assets	3,238	447	2,791
Above-market lease	835	28	807
Non-compete	266	251	15
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$23,349	$105,214

(in thousands)	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,488	$430
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	11,598	20,047
In-place lease and other lease assets	3,238	343	2,895
Above-market lease	835	—	835
Non-compete	266	224	42
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$20,333	$108,230

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $1.5 million and $0.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively ($3.0 million and $1.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively). The higher amortization expense for the three and six months ended June 30, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of PWI Holdings, Inc. ("PWI") effective December 1, 2020, Ravix effective October 1, 2021 and VA Lafayette effective December 30, 2021.  During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI.

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and six months ended June 30, 2022 and June 30, 2021.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	June 30, 2022
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	23,295	68,752
Buildings	11,805	211	11,594
Leasehold improvements	317	190	127
Furniture and equipment	534	433	101
Computer hardware	1,964	1,082	882
Total	$132,290	$25,211	$107,079

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

(in thousands)	December 31, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	21,910	70,137
Buildings	11,805	79	11,726
Leasehold improvements	286	163	123
Furniture and equipment	562	442	120
Computer hardware	2,488	1,630	858
Total	$132,811	$24,224	$108,587

For the three months ended June 30, 2022 and June 30, 2021, depreciation expense on property and equipment o f $0.8  million and $1.1 million, respectively ($1.7 million and $2.1 million for the six months ended  June 30, 2022 and June 30, 2021 , respectively), is included in general and administrative expenses in the consolidated statements of operations.

NOTE 10 DERIVATIVES

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") interest rate on a portion of its 2020 KWH Loan (as defined below in Note 11, "Debt,") to a fixed interest rate of 1.18%.  On June 10, 2022, the interest rate swap agreement was amended to convert from a variable Secured Overnight Financing Rate ("SOFR") to a fixed interest rate of 1.18%.  The interest rate swap had an initial notional amount of $11.9 million and matures on February 29, 2024.

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

The notional amount of the interest rate swap contract is $9.6 million at June 30, 2022.  At June 30, 2022 and December 31, 2021, the fair value of the interest rate swap contract was an asset of $0.3 million and a liability of less than $0.1 million, respectively, which is included in other receivables and accrued expenses and other liabilities, respectively, in the consolidated balance sheets.  During the three and six months ended June 30, 2022, the Company recognized a gain of $0.1 million and $0.3 million, respectively (loss of $0.1 million for the three and six months ended June 30, 2021), related to the change in fair value of the interest rate swap, which is included in interest expense not allocated to segments in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash payments of less than $0.1 million were made during the three and six months ended June 30, 2022 and  June 30, 2021, respectively, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.

NOTE 11 DEBT

Debt consists of the following instruments at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022			December 31, 2021
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
Ravix Loan	$5,600	$5,460	$5,269	$6,000	$5,847	$5,936
2020 KWH Loan	17,634	17,358	16,572	21,186	20,870	20,815
Total bank loans	23,234	22,818	21,841	27,186	26,717	26,751
Notes payable:
Mortgage	159,810	166,124	154,692	161,998	168,730	182,128
Additional Mortgage	14,126	12,575	13,094	14,514	12,901	15,104
LA Mortgage	13,171	16,549	14,888	13,463	16,983	16,437
Flower Note	6,165	6,165	6,272	6,411	6,411	7,101
Total notes payable	193,272	201,413	188,946	196,386	205,025	220,770
Subordinated debt	90,500	57,282	57,282	90,500	60,973	60,973
Total	$307,006	$281,513	$268,069	$314,072	$292,715	$308,494

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)          Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan"). The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%. At June 30, 2022, the interest rate was 5.25%. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.  Subsequent to October 1, 2021, Ravix has borrowed and made payments under the revolver.  The carrying values at  June 30, 2022 and December 31, 2021 includes $5.5 million and $5.7 million, respectively, related to the term loan and zero and $0.1 million, respectively related to revolver.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2022, the interest rate was 4.07%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The carrying values at  June 30, 2022 and December 31, 2021 includes $16.9 million and $20.4 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to revolver. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

VA Lafayette (formerly known as RoeCo)

As part of its acquisition of VA Lafayette on  December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The LA Mortgage is nonrecourse indebtedness with respect to the assets of VA Lafayette, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless VA Lafayette acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  Refer to Note 21(b), "Commitments and Contingencies" for further disclosure. The LA Mortgage is collateralized by a parcel of real property and a single tenant building located in the state of Louisiana (the "LA Real Property") and the assignment of a lease and rent related to a long-term lease agreement with an unrelated third-party.  The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note, which has unpaid principal of $6.2 million and $6.6 million at June 30, 2022 and December 31, 2021, respectively, matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note, which has unpaid principal of $5.0 million at June 30, 2022 and December 31, 2021, matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note, which has unpaid principal of $1.9 million and $1.9 million at June 30, 2022 and  December 31, 2021, respectively, matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheets at its aggregate unpaid principal balance.  The fair value of the LA Mortgage disclosed in the table above is derived from quoted market prices of bonds backed by loans to hospitals and guaranteed by the U.S. Government and A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

Flower

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. The carrying value of the Flower Note at June 30, 2022 of $6.2 million represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

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

On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans, which included principal and interest of $0.4 million. In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million.  The loan forgiveness is included in gain on extinguishment of debt, net in the consolidated statement of operations for the six months ended June 30, 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 19, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive income (loss). Of the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2021 and June 30, 2022, $6.9 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss) and $3.2 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2022 and December 31, 2021, deferred interest payable of $21.4 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63% of the outstanding principal and deferred interest.  The Company has agreed that any repurchase made will be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ("Termination Date"), all interest on four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the Termination Date.

The Company paid approximately $2 million to the holder for this option and the Company has until the Termination Date to execute the repurchases.  If the Company repurchases less than $30 million of principal and deferred interest, or fails to purchase any principal or deferred interest within one year, then the $2 million paid is forfeited.  If the Company repurchases an amount equal to or great than $30 million, then the $2 million paid would be applied to such repurchases.

If the Company is able to secure an agreement with the holders of the remaining two trust preferred debt instruments to repurchase all of their outstanding principal and deferred interest with four months of August 4, 2022, then the price paid to the holder of the four trust preferred debt instruments would increase up to a maximum of 64.5%.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2022 were $0.2 million and less than $0.1 million, respectively ($0.5 million and $0.1 million for the six months ended  June 30, 2022). Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2021 were $0.2 million and $0.1 million, respectively ($0.5 million and $0.1 million for the six months ended  June 30, 2021).

The annual maturities of lease liabilities as of June 30, 2022 were as follows:

(in thousands)	Lease Commitments
2022	$463
2023	638
2024	550
2025	381
2026	165
2027 and thereafter	—
Total undiscounted lease payments	2,197
Imputed interest	178
Total lease liabilities	$2,019

The weighted-average remaining lease term for our operating leases was 3.46 years as of June 30, 2022. The weighted average discount rate of our operating leases was 5.15% as of June 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.5 million and $0.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

(b)           Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three and  six months ended June 30, 2022 and June 30, 2021. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024,  $0.1 million for 2025 and  $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. R efer to Note 9 , " Property and Equipment ".

The Company acquired the LA Real Property on December 30, 2021.  The LA Real Property is subject to a long-term lease agreement with an unrelated third-party. The lease provides for future rent decreases. The initial lease term ends in March 2035. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of above-market lease asset related to the LA Real Property for the three and six months ended June 30, 2022. The estimated aggregate future amortization of above-market lease asset is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 9, "Property and Equipment".

Lease revenue related to operating lease payments was $3.6 million and $3.3 millionfor the three months ended  June 30, 2022 and June 30, 2021, respectively ($7.2 million and $6.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively).  Lease revenue related to variable lease payments was less than $0.1 million and zero for the three months ended  June 30, 2022 and June 30, 2021, respectively ($0.1 million and zero for the six months ended June 30, 2022 and  June 30, 2021, respectively).

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021

Land	$25,623	$25,623
Site improvements	92,047	92,047
Buildings	11,805	11,805
Gross property and equipment leased	129,475	129,475
Accumulation depreciation	(23,506)	(21,989)
Net property and equipment leased	$105,969	$107,486

As of June 30, 2022, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2022	$7,013
2023	14,190
2024	14,475
2025	14,766
2026	14,883
Thereafter	119,590

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,832	$14,676	$28,135	$29,350
Maintenance support service fees	Trinity	1,394	1,036	3,192	2,086
Warranty product commissions	Trinity	1,096	1,063	2,228	1,992
Homebuilder warranty service fees	PWSC	1,911	1,807	3,727	3,532
Homebuilder warranty commissions	PWSC	211	173	448	369
Business services consulting fees	Ravix	4,146	—	8,316	—
Service fee and commission revenue		$23,590	$18,755	$46,046	$37,329

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2022 and December 31, 2021 were $8.5 million and $6.7 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.  During the six months ended  June 30, 2022, increased revenue at IWS, Trinity and Ravix primarily resulted in the increase in receivables from contracts with customers.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the six months ended  June 30, 2022 were as follows:

(in thousands)	Six months ended June 30, 2022
Balance, December 31, 2021	$89,217
Deferral of revenue	31,305
Recognition of deferred service fees	(29,201)
Balance, June 30, 2022	$91,321

The increase in deferred service fees between December 31, 2021 and June 30, 2022 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the six months ended June 30, 2022.

The Company expects to recognize within one year as service fee and commission revenue approximately 48.2% of the deferred service fees as of June 30, 2022. Approximately $24.8 million and $24.7 million of service fee and commission revenue recognized during the six months ended June 30, 2022 and June 30, 2021 was included in deferred service fees as of December 31, 2021 and December 31, 2020, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

Deferred contract costs

Deferred contract costs represent the deferred of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of deferred contract costs are recorded in general and administrative expenses in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and six months ended June 30, 2022 and June 30, 2021.

The deferred contract costs balances and related amortization expense for the three months ended  June 30, 2022 and June 30, 2021 are comprised as follows:

(in thousands)	Three months ended June 30, 2022			Three months ended June 30, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at March 31, net	$11,875	$80	$11,955	$8,766	$77	$8,843
Additions	2,491	5	2,496	1,679	8	1,687
Amortization	(1,831)	(3)	(1,834)	(1,420)	(4)	(1,424)
Balance at June 30, net	$12,535	$82	$12,617	$9,025	$81	$9,106

The deferred contract costs balances and related amortization expense for the six months ended June 30, 2022 and June 30, 2021 are comprised as follows:

(in thousands)	Six months ended June 30, 2022			Six months ended June 30, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$10,850	$80	$10,930	$8,759	$76	$8,835
Additions	4,844	11	4,855	3,021	17	3,038
Amortization	(3,159)	(9)	(3,168)	(2,755)	(12)	(2,767)
Balance at June 30, net	$12,535	$82	$12,617	$9,025	$81	$9,106

NOTE 14 INCOME TAXES

Income tax benefit for the three and six months ended June 30, 2022 and June 30, 2021 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to loss before income tax benefit. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income tax benefit at United States statutory income tax rate	$(498)	$(738)	$(1,109)	$(638)
Valuation allowance	11	(580)	(10)	(879)
Non-deductible compensation	21	198	68	336
Non-taxable income	—	—	—	(524)
Investment income	(8)	(60)	(11)	(43)
State income tax	158	117	211	170
Change in unrecognized tax benefits(1)	2	(2,853)	4	(2,815)
Indemnification receivable	(1)	599	(1)	591
Indefinite life intangibles	53	53	107	107
Foreign operations subject to different tax rates	250	—	315	—
Other	6	6	11	12
Income tax benefit	$(6)	$(3,258)	$(415)	$(3,683)

(1) Includes interest and penalty expense related to unrecognized tax benefits.

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2022 and December 31, 2021. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2022 and December 31, 2021 net deferred tax asset, excluding the de ferred income tax asset and liability amounts set forth in the paragraph below. For the three months ended June 30, 2022  and June 30, 2021 , the Company released into income $0.3 million and $0.6 million, respectively ($0.8 million and $1.2 million for the six months ended  June 30, 2022  and June 30, 2021 , respectively), of its valuation allowance associated with business interest expense carryforwards with an indefinite life.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

The Company carries net deferred income tax liab ilities of $27.9  million and $28.6 million at June 30, 2022 and December 31, 2021, respectively, that consists of:

•	$8.2 million and $8.2 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards;
•	$23.8 million and $23.8 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•	$4.1 million and $3.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;
•	$0.5 million and $0.5 million of deferred state income tax assets; and
•	$0.5 million and $0.4 million of deferred state income tax liabilities.

During the three and  six months ended  June 30, 2021 , the Company recorded an income tax benefit of  $2.9 million for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021 , the Company carried a liability for unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense. The Company recorded income tax expense of less than $0.1 million and benefit of $1.5 million related to interest and penalty accruals for the three months ended  June 30, 2022 and June 30, 2021 , respectively (expense of $0.1 million and benefit of $1.5 million for the  six months ended  June 30, 2022  and June 30, 2021 , respectively). At June 30, 2022 and December 31, 2021 , the Company carried an accrual for the payment of interest and penalties of $0.1 million and $0.1 million, respectively, included in income taxes payable in the consolidated balance sheets.

NOTE 15 LOSS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted loss per share computation for the three and six months ended June 30, 2022 and June 30, 2021:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,365)	$(256)	$(4,869)	$643
Less: net income attributable to noncontrolling interests	(303)	(428)	(452)	(687)
Less: dividends on preferred stock	(79)	(85)	(157)	(323)
Net loss attributable to common shareholders used in calculating diluted loss per share	$(2,747)	$(769)	$(5,478)	$(367)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,883	22,366	22,883	22,292
Weighted average diluted shares
Weighted average common shares outstanding	22,883	22,366	22,883	22,292
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	22,883	22,366	22,883	22,292
Basic loss per share	$(0.12)	$(0.03)	$(0.24)	$(0.02)
Diluted loss per share	$(0.12)	$(0.03)	$(0.24)	$(0.02)

(a)

Potentially dilutive securities consist of unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a net loss attributable to common shareholders for the three and six months ended June 30, 2022 and June 30, 2021, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive.

Basi c loss per share is calculated using weighted-average common shares outstanding. Diluted loss per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.

The following weighted-average potentially dilutive securities are not included in the diluted loss per share calculations above because they would have had an antidilutive effect on the loss per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Unvested restricted stock awards	1,252,754	1,340,000	1,252,754	1,340,000
Warrants	4,573,765	4,923,765	4,573,765	4,923,765
Convertible preferred stock	1,060,831	1,142,975	1,060,831	1,142,975
Total	$6,887,350	$7,406,740	$6,887,350	$7,406,740

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2022 was $0.7 million.

Under the 2020 Equity Incentive Plan, the Company granted 1,092,754 restricted common stock awards to certain officers of the Company during 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the six months ended  June 30, 2022, no shares of the 2021 Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at June 30, 2022 was $3.0 million.

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2022:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2021	1,252,754	$5.09
Granted	—	—
Vested	—	—
Cancelled for Tax Withholding	—	—
Unvested at June 30, 2022	1,252,754	$5.09

The unvested balance at June 30, 2022 in the table above is comprised of 752,754 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

The Modified PWSC RSA and the 2020 PWSC RSA include a noncontingent put option that is exercisable between February 20, 2022 and February 20, 2023. Since the put option is exercisable less than six months after the vesting of certain shares, the compensation expense related to these shares is classified as a liability and included in accrued expenses and other liabilities in the consolidated balance sheets at  June 30, 2022 and  December 31, 2021.

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA became fully vested. During the six months ended  June 30, 2022, 437.50 shares of the Modified PWSC RSA became fully vested.  At June 30, 2022 and December 31, 2021, there were zero and 437.50 unvested shares, respectively, of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to the Modified PWSC RSA at June 30, 2022 was zero.

On February 20, 2022, both the service condition and performance condition of the 2020 PWSC RSA became fully vested. During the six months ended  June 30, 2022, 109.38 shares of the 2020 PWSC RSA became fully vested.  At June 30, 2022 and December 31, 2021, there were zero and 109.38 unvested shares, respectively, of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to the 2020 PWSC RSA at June 30, 2022 was zero.

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

At June 30, 2022, both the service condition and performance condition of the 2021 Ravix RUA were probable of vesting.  During the six months ended  June 30, 2022, no shares of the 2021 Ravix RUA became fully vested.  At June 30, 2022 and December 31, 2021, there were 115,667 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  June 30, 2022 was $0.2 million.

Total stock-based compensation expense, inclusive of Restricted Stock Awards, Restricted Stock Awards of PWSC and Restricted Unit Awards of Ravix described above, net of forfeitures, was $0.2 million and $0.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively ($0.6 million and $2.4 million for the six months ended  June 30, 2022 and June 30, 2021, respectively).

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2022 and June 30, 2021 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at March 31, 2022	$(1,344)	$(3,286)	$35,244	$30,614

Other comprehensive (loss) income arising during the period	(533)	—	5,930	5,397
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Net current-period other comprehensive (loss) income	(527)	—	5,930	5,403

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

(in thousands)	Three months ended June 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at March 31, 2021	$157	$(3,286)	$39,408	$36,279

Other comprehensive loss arising during the period	(34)	—	(3,813)	(3,847)
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Net current-period other comprehensive loss	(32)	—	(3,813)	(3,845)

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

(in thousands)	Six months ended June 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2022	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(1,658)	—	6,889	5,231
Amounts reclassified from accumulated other comprehensive income	7	—	—	7
Net current-period other comprehensive (loss) income	(1,651)	—	6,889	5,238

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

(in thousands)	Six months ended June 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2021	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(105)	—	(5,534)	(5,639)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Net current-period other comprehensive loss	(91)	—	(5,534)	(5,625)

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

It should be noted that the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive income (loss), net of tax, only for the three and six months ended June 30, 2022 and June 30, 2021 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(6)	$(2)	$(7)	$(14)
Other-than-temporary impairment loss	—	—	—	—
Loss before income tax benefit	(6)	(2)	(7)	(14)
Income tax benefit	—	—	—	—
Net (loss) income	$(6)	$(2)	$(7)	$(14)

NOTE 18 SEGMENTED INFORMATION

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

June 30, 2022

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

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2022 and June 30, 2021 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Extended Warranty:
Service fee and commission revenue	$19,444	$18,755	$37,730	$37,329
Total Extended Warranty	19,444	18,755	37,730	37,329
Leased Real Estate:
Rental revenue	3,633	3,341	7,300	6,682
Total Leased Real Estate	3,633	3,341	7,300	6,682
Kingsway Search Xcelerator:
Service fee and commission revenue	4,146	—	8,316	—
Total Kingsway Search Xcelerator	4,146	—	8,316	—
Total revenues	$27,223	$22,096	$53,346	$44,011

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated net (loss) income for the three and six months ended June 30, 2022 and June 30, 2021 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Segment operating income:
Extended Warranty (a)	$2,936	$2,600	$4,659	$7,910
Leased Real Estate (b)	851	(2,302)	2,410	(1,009)
Kingsway Search Xcelerator	893	—	1,699	—
Total segment operating income	4,680	298	8,768	6,901
Net investment income	465	403	1,084	824
Net realized gains	184	187	238	238
Loss on change in fair value of equity investments	(38)	(45)	(48)	(196)
Gain on change in fair value of limited liability investments, at fair value	46	731	173	529
Interest expense not allocated to segments	(1,704)	(1,593)	(3,068)	(3,145)
Other revenue and expenses not allocated to segments, net	(3,180)	(2,261)	(6,245)	(5,752)
Amortization of intangible assets	(1,494)	(496)	(2,988)	(993)
Loss on change in fair value of debt	(1,330)	(738)	(3,198)	(1,757)
Gain on extinguishment of debt not allocated to segments	—	—	—	311
Loss before income tax benefit	(2,371)	(3,514)	(5,284)	(3,040)
Income tax benefit	(6)	(3,258)	(415)	(3,683)
Net (loss) income	$(2,365)	$(256)	$(4,869)	$643

(a)

For the six months ended June 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $5.7 million for the six months ended June 30, 2021.  SeeNote 11, "Debt," for further discussion.

(b)	For the three and six months ended June 30, 2021, includes $2.9 million expense due to the release of an indemnification receivable, which is exactly offset in net (loss) income by an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

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

Derivative contracts- As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables and accrued expenses and other liabilities in the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	June 30, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,301	$—	$15,301	$—	$—
States, municipalities and political subdivisions	2,082	—	2,082	—	—
Mortgage-backed	7,824	—	7,824	—	—
Asset-backed	1,694	—	1,694	—	—
Corporate	10,112	—	10,112	—	—
Total fixed maturities	37,013	—	37,013	—	—
Equity investments:
Common stock	131	131	—	—	—
Total equity investments	131	131	—	—	—
Limited liability investments, at fair value	18,986	—	—	3,413	15,573
Real estate investments	10,662	—	—	10,662	—
Derivative contract - interest rate swap	262	—	262	—	—
Total assets	$67,054	$131	$37,275	$14,075	$15,573

Liabilities:
Subordinated debt	$57,282	$—	$57,282	$—	$—
Contingent consideration	3,959	—	—	3,959	—
Stock-based compensation liabilities	1,475	—	—	1,475	—
Total liabilities	$62,716	$—	$57,282	$5,434	$—

(in thousands)	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$16,223	$—	$16,223	$—	$—
States municipalities and political subdivisions	1,878	—	1,878	—	—
Mortgage-backed	7,629	—	7,629	—	—
Asset-backed	445	—	445	—	—
Corporate	9,491	—	9,491	—	—
Total fixed maturities	35,666	—	35,666	—	—
Equity investments:
Common stock	171	171	—	—	—
Warrants	8	—	8	—	—
Total equity investments	179	171	8	—	—
Limited liability investments, at fair value	18,826	—	—	4,022	14,804
Real estate investments	10,662	—	—	10,662	—
Total assets	$65,333	$171	$35,674	$14,684	$14,804

Liabilities:
Subordinated debt	$60,973	$—	$60,973	$—	$—
Contingent consideration	2,458	—	—	2,458	—
Stock-based compensation liabilities	1,402	—	—	1,402	—
Derivative contract - interest rate swap	14	—	14	—	—
Total liabilities	$64,847	$—	$60,987	$3,860	$—

3
0

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2022 and June 30, 2021:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,751	$3,374	$4,022	$3,263
Distributions received	(164)	(211)	(211)	(233)
Realized gains included in net (loss) income	164	188	197	210
Change in fair value of limited liability investments, at fair value included in net (loss) income	(338)	(49)	(595)	62
Ending balance	$3,413	$3,302	$3,413	$3,302
Unrealized (gains) losses on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$(338)	$(49)	$(595)	$62
Included in other comprehensive income (loss)	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net (loss) income	—	—	—	—
Ending balance	$10,662	$10,662	$10,662	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net (loss) income	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—
Ending balance - assets	$14,075	$13,964	$14,075	$13,964
Liabilities:
Contingent consideration:
Beginning balance	$2,767	$—	$2,458	$—
Change in fair value of contingent consideration included in net (loss) income	1,192	—	1,501	—
Ending balance	$3,959	$—	$3,959	$—
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$1,192	$—	$1,501	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—
Stock-based compensation liabilities:
Beginning balance	$1,494	$844	$1,402	$443
Change in fair value of stock-based compensation liabilities included in net (loss) income	(19)	290	73	691
Ending balance	$1,475	$1,134	$1,475	$1,134
Unrealized gains recognized on stock-based compensation liabilities held at end of period:
Included in net (loss) income	$(19)	$—	$73	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—
Ending balance - liabilities	$5,434	$1,134	$5,434	$1,134

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,413	Market approach	Valuation multiples	1.0x - 9.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Contingent consideration	$3,959	Option-based income approach	Discount rate	5.50%
			Risk-free rate	2.92%
			Expected volatility	16.0%
Stock-based compensation liabilities	$1,475	Market approach	Valuation multiple	6.0x

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2021:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$4,022	Market approach	Valuation multiples	1.0x - 8.0x
Real estate investments	$10,662	Market and income approach	Cap rates	7.5%
Contingent consideration	$2,458	Option-based income approach	Discount rate	4.0%
			Risk-free rate	0.49%
			Expected volatility	15.0%
Stock-based compensation liabilities	$1,402	Market approach	Valuation multiple	6.0x

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2022

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$15,573	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,804	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2022 and June 30, 2021. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  June 30, 2022 and December 31, 2021, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2022 and the year ended  December 31, 2021.

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

NOTE 21 COMMITMENTS AND CONTINGENCIES

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

June 30, 2022

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

Aegis

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement.  During the third quarter of 2021, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement. During the first quarter of 2022, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statement of operations for the six months ended June 30, 2022. The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2022, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2022.

(b)    Guarantees:

Mendota

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.  Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There were no payments made related to the open claims during the six months ended June 30, 2022 and June 30, 2021. The Company's potential exposure under these agreements was not reasonably determinable at June 30, 2022, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2022.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at June 30, 2022 and December 31, 2021, were on deposit with state regulatory authorities.

The Company also has restricted cash of $14.5 million and $17.3 million at June 30, 2022 and December 31, 2021, respectively. Included in restricted cash are:

•	$9.8 million and $12.6 million at June 30, 2022 and December 31, 2021, respectively, held as deposits by IWS, Geminus, PWI, PWSC and Ravix;
•	$1.9 million at both June 30, 2022 and December 31, 2021, on deposit with state regulatory authorities; and
•

$2.8 million and $2.8 million at June 30, 2022 and December 31, 2021, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

NOTE 22 SUBSEQUENT EVENT

On July 29, 2022, Professional Warranty Services LLC ("PWS Parent"), a subsidiary of the Company entered into an Equity Purchase Agreement (the "Agreement") with PWSC, a majority-owned, indirect subsidiary of the Company, Tyler Gordy, the current president of PWSC ("Gordy") and PCF Insurance Services of the West, LLC ("Buyer"), pursuant to which PWS Parent and Gordy sold PWSC to Buyer.

The purchase price paid by Buyer to PWS Parent and Gordy consisted of $51.2 million in base purchase price, subject to customary adjustments for net working capital and transaction expenses.  To the extent the EBITDA of PWSC (as defined in the Agreement) for the one-year period following the sale transaction exceeds 103% of the EBITDA at the closing of the sale transaction (the "Closing EBITDA"), PWS Parent and Gordy will also be entitled to receive an earn out payment in an amount equal to 5 times the EBITDA in excess of 103% of Closing EBITDA.

The Agreement contains customary representations and warranties of PWS Parent, PWSC and Buyer, including, among others, with respect to corporate organization, capitalization, financial statements, title to assets, intellectual property, material agreements and compliance with laws. The representations and warranties of each party set forth in the Agreement were made solely for the benefit of the other parties to the Agreement, and investors are not third-party beneficiaries of the Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Agreement, which may differ from what may be viewed as material by investors; (b) were made only as of the date of the Agreement or such other date as is specified in the Agreement; and (c) may have been included in the Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts.

The Agreement also provides for customary indemnification, including with respect to breaches of representations, warranties and covenants.  Buyer has obtained a representation and warranty insurance policy which will be Buyer’s sole recourse for losses related to breaches of representations and warranties by PWS Parent or PWSC in excess of the Indemnity Cap (as defined in the Agreement), subject to customary exceptions.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, which had contributions to Extended Warranty service fee and commission revenue of $2.1 million and $2.0 million for the three months ended June 30, 2022 and June 30, 2021, respectively ($4.2 million and $3.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively).  Additionally, PWSC had pre-tax income of $0.4 million and less than $0.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively (pre-tax loss of $0.3 million for the six months ended June 30, 2022 and pre-tax income of $0.3 million for the six months ended   June 30, 2021).  At June 30, 2022, PWSC had Service fee receivables totaling $1.4 million, intangible assets, net of $2.3 million, deferred service fees of $7.5 million and a non-controlling interest of ($0.6) million.

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

CMC owns, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to two mortgages, which are recorded as notes payable in the consolidated balance sheets (the "Mortgage" and the "Additional Mortgage").

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to mortgages, which are recorded as notes payable in the consolidated balance sheets (the "LA Mortgage").

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

Segment Operating Income (Loss)

Segment operating income (loss) represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segmentin Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is loss before income tax benefit that, in addition to segment operating income, includes net investment income, net realized gains, loss on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to loss before income tax benefit for the three and six months ended June 30, 2022 and June 30, 2021 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2022 and June 30, 2021 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2022	2021	Change	2022	2021	Change
Segment operating income:
Extended Warranty	$2,936	$2,600	$336	$4,659	$7,910	$(3,251)
Leased Real Estate	851	(2,302)	3,153	2,410	(1,009)	3,419
Kingsway Search Xcelerator	893	—	893	1,699	—	1,699
Total segment operating income	4,680	298	4,382	8,768	6,901	1,867
Net investment income	465	403	62	1,084	824	260
Net realized gains	184	187	(3)	238	238	—
Loss on change in fair value of equity investments	(38)	(45)	7	(48)	(196)	148
Gain on change in fair value of limited liability investments, at fair value	46	731	(685)	173	529	(356)
Interest expense not allocated to segments	(1,704)	(1,593)	(111)	(3,068)	(3,145)	77
Other revenue and expenses not allocated to segments, net	(3,180)	(2,261)	(919)	(6,245)	(5,752)	(493)
Amortization of intangible assets	(1,494)	(496)	(998)	(2,988)	(993)	(1,995)
Loss on change in fair value of debt	(1,330)	(738)	(592)	(3,198)	(1,757)	(1,441)
Gain on extinguishment of debt not allocated to segments	—	—	—	—	311	(311)
Loss before income tax benefit	(2,371)	(3,514)	1,143	(5,284)	(3,040)	(2,244)
Income tax benefit	(6)	(3,258)	3,252	(415)	(3,683)	3,268
Net (loss) income	$(2,365)	$(256)	$(2,109)	$(4,869)	$643	$(5,512)

Segment Operating Income and Net (Loss) Income

In the second quarter of 2022, we reported segment operating income of $4.7 million, an increase of $4.4 million from the same period in 2021 ($8.8 million year to date, an increase of$1.9 million compared to prior year to date).  The increase is primarily due to the following items:

•	2021 operating loss for the quarter and year to date in Leased Real Estate segment includes a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million);
•	Increased operating income in Leased Real Estate and operating income from Kingsway Search Xcelerator (resulting from the Ravix acquisition in October 2021; both of which were partially offset by
•	2021 operating income for the year to date in Extended Warranty segment includes a gain on extinguishment of debt of $2.2 million, related to Paycheck Protection Program ("PPP") loan forgiveness; and
•	2022 operating income for the year to date includes a reduction to IWS operating income of $0.9 million, due to a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees.

In the second quarter of 2022, we reported net loss of $2.4 million compared to $0.3 million in the second quarter of 2021. The net loss for the three months ended June 30, 2022is primarily due to an increase in segment operating income of $4.4 million that was more than offset by:

•	Interest expense not allocated to segments which increased by $0.1 million;
•	Other revenue and expenses not allocated to segments, net, which includes $1.3 million of expense due to the increase in fair value of the Ravix contingent consideration;
•	Amortization of intangible assets, which increased by $1.0 million due to the finalization of PWI purchase accounting in the third quarter of 2021 and the acquisition of Ravix in the fourth quarter of 2021; and
•	Loss on change in fair value of debt which increased by $0.6 million.

The net loss for the three months ended June 30, 2021 is primarily due to operating loss in Leased Real Estate, interest expense not allocated to segments and other revenue and expenses not allocated to segments, net, partially offset by operating income in Extended Warranty and income tax benefit.  The net loss for the three months ended June 30, 2021 includes a $2.9 million reduction to Leased Real Estate operating income to write-off an indemnification receivable, which is exactly offset by a tax benefit of $2.9 million.

KINGSWAY FINANCIAL SERVICES INC.

For the six months ended June 30, 2022, we reported net loss of $4.9 million compared to net income of $0.6 million for the six months ended June 30, 2021. The net loss for the six months ended June 30, 2022 is primarily due to segment operating income which increased by $1.9 million and net investment income which increased by $0.3 million that was more than offset by:

•	Interest expense not allocated to segments;
•	Other revenue and expenses not allocated to segments, net, which includes $1.3 million of expense due to the increase in fair value of the Ravix contingent consideration;
•	Amortization of intangible assets, which increased by $2.0 million due to the finalization of PWI purchase accounting in the third quarter of 2021 and the acquisition of Ravix in the fourth quarter of 2021;
•	Loss on change in fair value of debt which increased by $1.4 million; and
•	Income tax benefit which decreased by $3.3 million due to the resolution of certain uncertain tax positions during the period ended June 30, 2021.

The net income for the six months ended June 30, 2021 is primarily due to operating income in Extended Warranty (which includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness) and net investment income, partially offset by operating loss in Leased Real Estate, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, loss on change in fair value of debt and income tax benefit. The net loss for the six months ended June 30, 2021 includes a $2.9 million reduction to Leased Real Estate operating income to write-off an indemnification receivable, which is exactly offset by a tax benefit of $2.9 million. See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion on PPP.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 3.2% (or $0.6 million) to $19.4 million for the three months ended June 30, 2022 compared with $18.8 million for the three months ended June 30, 2021 ($37.7 million year to date compared to $37.3 million prior year to date). Service fee and commission revenue was impacted by the following for the three and six months ended June 30, 2022:

•

A $0.4 million increase at Trinity for the three months ended June 30, 2022 (an increase of $1.3 million year to date) primarily driven by a $0.4 million increase in its equipment breakdown and maintenance support services, as Trinity continues to recover from the original impacts of the COVID-19 pandemic ($1.1 million increase year to date);

•

A $0.4 million increase at IWS for the three months ended June 30, 2022 (a decrease of $0.4 million year to date).  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS year to date revenue of $1.2 million.  This reduction was partially offset by an increase in revenue due primarily to an increase in the number of VSAs written in 2022, as sales volume continues to trend up towards pre-COVID levels.  While IWS’ market is impacted by macro-economic conditions brought on by the continued COVID-19 pandemic, IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions;

•

A $0.1 million increase at PWI for the three months ended June 30, 2022 (a decrease of $0.2 million year to date). The continued COVID-19 pandemic has caused supply-chain issues in the automotive industry, resulting in significant increases in the prices of used automobiles (PWI’s primary market), making it difficult for smaller automobile dealers to obtain inventory and, therefore, putting downward pressure on PWI’s revenue; and

•

A $0.3 million decrease at Geminus for the three months ended June 30, 2022 (a decrease of $0.6 million year to date), which is being impacted by similar macro-economic conditions brought on by the continued COVID-19 pandemic as explained above for PWI.

The Extended Warranty operating income was $2.9 million for the three months ended June 30, 2022 compared with $2.6 million for the three months ended June 30, 2021 ($4.7 million year to date compared to $7.9 million prior to date). Operating income was primarily impacted by the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for the six months ended June 30, 2021;

•

A $0.1 million increase at Trinity to $0.4 million for the three months ended June 30, 2022 (an increase of $0.2 million year to date to $0.8 million), primarily due to an increase in revenue that was partially offset by an increase in claims authorized on vehicle service agreements and higher general and administrative expenses compared with the same periods in 2021;

•

A $0.4 million increase at IWS to $1.0 million for the three months ended June 30, 2022 (a decrease of $0.1 million year to date to $1.3 million), primarily due to increased revenue.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million for the six months ended June 30, 2022.  For the quarter and year to date, claims authorized on vehicle service agreements increased slightly, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim;

•

A $0.2 million increase at PWSC to $0.7 million for the three months ended June 30, 2022 (an increase of $0.1 million year to date to $1.0 million), primarily due to a slight increase in revenue that was partially offset by lower general and administrative expenses compared with the same periods in 2021;

•

A $0.3 million decrease at PWI to $0.5 million for the three months ended June 30, 2022, primarily due to an increase in commission expense compared with the three months ended June 30, 2021 (a decrease of $1.0 million year to date to $1.0 million, primarily due to an increase in claims authorized on vehicle service agreements compared with the six months ended June 30, 2021 (decreased volume of claims that was offset by a higher average cost per claim)); and

•

A $0.1 million decrease at Geminus to $0.3 million for the three months ended June 30, 2022 (a decrease of $0.3 million year to date to $0.6 million), due to a decrease in revenue that was partially offset by a slight decrease in claims authorized on vehicle service agreements and slightly lower general and administrative expenses compared with the with the same periods in 2021.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate

Leased Real Estate rental revenue was $3.6 million and $3.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively ($7.3 million and $6.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively).  The rental income is derived from Leased Real Estate's long-term leases.  The increase in rental income is due to the inclusion of VA Lafayette during 2022 following its acquisition on December 30, 2021.

Leased Real Estate operating income was$0.9million for the three months ended June 30, 2022 compared with operating loss of $2.3 million for the three months ended June 30, 2021 (operating income of $2.4 million year to date compared to operating loss of $1.0 million prior year to date).  Leased Real Estate operating income includes interest expense of $1.7 million and $1.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively ($3.4 million and $3.0 million for the six months ended June 30, 2022and June 30, 2021, respectively).

The increase in operating income for the three and six months ended June 30, 2022 is primarily due to the following:

•	The operating loss for the three and six months ended June 30, 2021 includes a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million in net (loss) income), as well as management expense of $0.2 million for the three months ended June 30, 2021 as a result of the March settlement agreement. The operating loss for the six months ended June 30, 2021 also includes a $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation (see Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further information on the settlement); and
•	An increase in rental revenue for the three and six months ended June 30, 2022 due to the inclusion of VA Lafayette in 2022 following its acquisition on December 30, 2021.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue was $4.1 million and $8.3 million for the three and six months ended June 30, 2022, respectively, and is derived from the Company's subsidiary, Ravix, that was acquired on October 1, 2021. Kingsway Search Xcelerator operating income was $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively.

Net Investment Income

Net investment income was $0.5 million in the second quarter of 2022 compared to $0.4 million in the second quarter of 2021 ($1.1 million year to date compared to $0.8 million prior year to date). The increase in net investment income for the three months ended June 30, 2022 relates to slightly higher investment income from fixed maturities as a result of general changes in market conditions.  The increase in net investment income for the six months ended June 30, 2022 relates primarily to higher investment income from the Company's limited liability investments and fixed maturities, partially offset by a decrease in investment income from the Company's limited liability investments, at fair value.  Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was less than $0.1 million in the second quarter of 2022 compared to $0.7 million in the second quarter of 2021 ($0.2 million year to date compared to $0.5 million prior year to date). The gain for the three months ended June 30, 2022 represents an increase in fair value of $0.4 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by a decrease in fair value of $0.3 million related to Argo Holdings Fund I, LLC ("Argo Holdings"). The gain for the three months ended June 30, 2021 represents an increase in fair value of $0.8 million related to Net Lease due to an increase in fair value of the properties held by the underlying LLC's and a reduction in debt at one of the underlying LLC's, partially offset by a decrease in fair value of $0.1 million related to Argo Holdings.

The gain for the six months ended June 30, 2022 represents an increase in fair value of $0.8 million related to Net Lease, partially offset by a decrease in fair value of $0.6 million related to Argo Holdings.  The gain for the six months ended June 30, 2021 represent increases in fair value of $0.4 million related to Net Lease and $0.1 million related to Argo Holdings.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for the second quarter of 2022 was $1.7 million compared to $1.6 million in the second quarter of 2021 ($3.1 million year to date compared to $3.1 million prior year to date).  This includes interest on all debt except for interest on the Mortgage, Additional Mortgage, and LA Mortgage, which is included in the Real Estate Segment.

The increase for the three months ended June 30, 2022 is primarily attributable higher interest expense related to the Company's subordinated debt, which resulted from higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three months ended June 30, 2022 compared to the same period in 2021, partially offset by an increase in fair value of the interest rate swap related to the Company's 2020 KWH bank loan, which resulted in lower interest expense of $0.2 million during the second quarter of 2022 compared to the same period in 2021.

During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate from LIBOR, having a floor of 0.75%, plus 2.75%, to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $3.2 million in the second quarter of 2022 compared to $2.3 million in the second quarter of 2021 ($6.2 million year to date compared to $5.8 million prior year to date).  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and and expenses associated with our corporate holding company.

The increase in net expense for the three months ended June 30, 2022 is primarily attributable to an increase in the fair value of the Ravix contingent consideration liability of $1.2 million during the three months ended June 30, 2022, partially offset by lower expense related to restricted stock awards of officers of the Company and previously-granted awards to subsidiary employees that are accounted for on a fair value basis, during the three months ended June 30, 2022 compared to same period in 2021.

The increase in net expense for the six months ended June 30, 2022 is primarily attributable to an increase in the fair value of the Ravix contingent consideration liability of $1.5 million, partially offset by lower expense related to restricted stock awards of officers of the Company during the six months ended June 30, 2022 compared to same period in 2021.

Amortization of Intangible Assets

Amortization of intangible assets was $1.5 million in the second quarter of 2022 compared to $0.5 million in the second quarter of 2021 ($3.0 million year to date compared to $1.0 million prior year to date).  The higher amortization expense for the three and six months ended June 30, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of PWI effective December 1, 2020, Ravix effective October 1, 2021 and VA Lafayette effective December 30, 2021.  During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI and recorded a measurement period adjustment related to PWI’s customer relationship intangible asset.  As a result, $0.6 million and $1.2 million of the amortization expense recorded in the third quarter of 2021 related to the three and six months ended June 30, 2021, respectively.  During the three and six months ended June 30, 2022, the Company recorded $1.1 million and $2.2 million, respectively, of amortization expense related to the intangible assets identified as part of the acquisitions of PWI, Ravix and VA Lafayette.

See Note 5, "Acquisitions" to the consolidated financial statements in the 2021 Annual Report for further details on the Company’s acquisitions of PWI, Ravix and VA Lafayette.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was $1.3 million in the second quarter of 2022 compared to $0.7 million in the second quarter of 2021 ($3.2 million year to date compared to $1.8 million prior year to date). The loss for three and six months ended June 30, 2022 and June 30, 2021 reflect increases in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
	Result	Result	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Decrease to fair value	Decrease to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Increase to fair value	Increase to fair value	Increase to fair value

See "Debt" section below for further information.

Gain on Extinguishment of Debt not Allocated to Segments

For the six months ended June 30, 2021, gain on extinguishment of debt not allocated to segments consists of a $0.3 million gain (recorded in the first quarter of 2021) on forgiveness of the balance of the holding company's loan obtained through the PPP.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax Benefit

Income tax benefit for the second quarter of 2022 was less than $0.1 million compared to $3.3 million in the second quarter of 2021 ($0.4 million year to date compared to $3.7 million prior year to date). For the three months ended June 30, 2022 and June 30, 2021, the Company released into income $0.3 million and $0.6 million, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life ($0.8 million year to date and $1.2 million prior year to date). During the three months ended June 30, 2021, the Company recorded an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax benefit recorded for the three and six months ended June 30, 2022 and June 30, 2021.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2021 Annual Report for an overview of how we account for our various investments.

At June 30, 2022, we held cash and cash equivalents, restricted cash and investments with a carrying value of $95.4 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	June 30, 2022	% of Total	December 31, 2021	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	15,301	16.0%	16,223	16.5%
States, municipalities and political subdivisions	2,082	2.2%	1,878	1.9%
Mortgage-backed	7,824	8.2%	7,629	7.8%
Asset-backed	1,694	1.8%	445	0.5%
Corporate	10,112	10.6%	9,491	9.7%
Total fixed maturities	37,013	38.8%	35,666	36.4%
Equity investments:
Common stock	131	0.1%	171	0.2%
Warrants	—	—%	8	0.0%
Total equity investments	131	0.1%	179	0.2%
Limited liability investments	1,215	1.3%	1,901	1.9%
Limited liability investments, at fair value	18,986	19.9%	18,826	19.1%
Investments in private companies	790	0.8%	790	0.8%
Real estate investments	10,662	11.2%	10,662	10.8%
Other investments	222	0.2%	256	0.3%
Short-term investments	157	0.2%	157	0.1%
Total investments	69,176	72.5%	68,437	69.6%
Cash and cash equivalents	11,704	12.3%	12,642	12.9%
Restricted cash	14,492	15.2%	17,257	17.5%
Total	95,372	100.0%	98,336	100.0%

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

As a result of the analysis performed, the Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of less than$0.1 million and zero for the three months ended June 30, 2022 and June 30, 2021, respectively (less than $0.1 million for each of the six months ended June 30, 2022 and June 30, 2021), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments, limited liability investments, investments in private companies and other investments for the three and six months ended June 30, 2022 and June 30, 2021.

KINGSWAY FINANCIAL SERVICES INC.

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

At June 30, 2022 and December 31, 2021, the gross unrealized losses for fixed maturities amounted to $1.9 million and $0.3 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of June 30, 2022 and December 31, 2021, all unrealized losses on individual investments were considered temporary.

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

DEBT

See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan").  The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2022, the interest rate was 4.07%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan").  The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 5.25%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At June 30, 2022 and December 31, 2021, deferred interest payable of $21.4 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest f or 63% of the outstanding principal and deferred interest.  The Company has agreed that any repurchase made will be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ("Termination Date"), all interest on four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the Termination Date.

The Company paid approximately $2 million to the holder for this option and the Company has until the Termination Date to execute the repurchases.  If the Company repurchases less than $30 million of principal and deferred interest, or fails to purchase any principal or deferred interest within one year, then the $2 million paid is forfeited.  If the Company repurchases an amount equal to or great than $30 million, then the $2 million paid would be applied to such repurchases.

If the Company is able to secure an agreement with the holders of the remaining two trust preferred debt instruments to repurchase all of their outstanding principal and deferred interest with four months of August 4, 2022, then the price paid to the holder of the four trust preferred debt instruments would increase up to a maximum of 64.5%.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At June 30, 2022, the carrying value of the subordinated debt is $57.3 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the six months ended June 30, 2022, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the six months ended June 30, 2022, along with the passage of time, contributed to the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2021 and June 30, 2022.

Of the $3.7 million decrease in fair value of the Company’s subordinated debt between December 31, 2021 and June 30, 2022, $6.9 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive income (loss) and $3.2 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Cash Flows

During the six months ended June 30, 2022, the Company reported $6.2 million of net cash provided by operating activities, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the six months ended June 30, 2021, the Company reported $11.5 million of net cash used in operating activities, primarily due to $10.6 million prepaid management fees recorded during the second quarter of 2021.  The $10.6 million was only paid because of the gross proceeds received under the Additional Mortgage (see explanation of cash provided by financing activities below), of which the Company retained $2.7 million.

During the six months ended June 30, 2022, the net cash used in investing activities was $2.2 million. This use of cash was primarily attributed to purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.  During the six months ended June 30, 2021, the net cash provided by investing activities was $11.9 million. This source of cash was primarily attributed to a distribution received by Net Lease from one of its limited liability investment companies of $12.9 million during the first quarter of 2021, partially offset by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities.

During the six months ended June 30, 2022, the net cash used in financing activities was $7.8 million. This use of cash was attributed to principal repayment on bank loans of $4.0 million, principal repayments on notes payable of $3.1 million and distributions to noncontrolling interest holders of $0.7 million.  During the six months ended June 30, 2021, the net cash used in financing activities was $0.7 million. This use of cash was primarily attributed to principal repayment on bank loan of $2.2 million and principal repayments of $11.3 million on the notes payable, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $2.3 million relating to principal paydowns on the Mortgage, Additional Mortgage and the Flower Note; partially offset by net proceeds from notes payable of $13.3 million related to the Additional Mortgage.

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

Beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  Based on current covenants, the holding company is entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan.  The holding company received $1.7 million and in March 2022 paid down the KWH 2020 Loan by $1.7 million.

The amount of excess cash flow the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

KINGSWAY FINANCIAL SERVICES INC.

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

Historically, dividends from the Leased Real Estate segment were not generally considered a source of liquidity for the holding company. However, as more fully described inNote 21(a), "Commitments and Contingencies," to the unaudited consolidated interim financial statements, the holding company is now permitted to receive 20% of the proceeds from the increased rental payments resulting from an earlier amendment to the CMC lease (or any borrowings against such increased rental payments).  Refer toNote 11, "Debt," to the unaudited consolidated interim financial statements, for further information about this borrowing.  In conjunction with the Additional Mortgage, TRT paid a guarantee fee of $1.1 million to a third-party during the second quarter of 2021, who is serving as a guarantor or indemnitor with respect to certain obligations between TRT and the holder of the Additional Mortgage.  Refer toNote 21(b), "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further discussion of this off-balance sheet guarantee.

On October 18, 2018, the Company completed the previously announced sale of its non-standard automobile insurance companies Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"). As part of the transaction, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims. During the third quarter of 2021, the purchasers of Mendota and the Company agreed to release the Company's equity interest in Net Lease as collateral and allow Net Lease to make distributions to the Company.  In exchange, the Company agreed to deposit $2.0 million into an escrow account and advance $0.5 million to the purchaser of Mendota to satisfy the Company's payment obligation with respect to the open claims.  There is no maximum obligation to the Company with respect to the specified claims.  Refer to Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements for further discussion of this off-balance sheet guarantee.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $3.6 millionand $2.2 million at June 30, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $11.7 million and $12.6 million reported at June 30, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

The holding company’s liquidity at June 30, 2022 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty and Kingsway Search Xcelerator subsidiaries as described above. While these sources do not represent cash of the holding company, they do represent future sources of liquidity.

As of June 30, 2022, there are 169,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date") if the Company had sufficient legally available funds to do so. Additionally, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, because of the deferral which totaled $21.4 million at June 30, 2022, the Company is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred. If the Company was required to pay either the Preferred Shares redemption value or both the deferred interest on the trust preferred securities and redeem all the Preferred Shares currently outstanding, then the Company has determined that it does not have sufficient legally available funds to do so. However, the Company is prohibited from doing so under Delaware law and, as such, (a) the interest on the trust preferred securities remains on deferral as permitted under the indentures and (b) in accordance with Delaware law the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.7 million as of June 30, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time as the Company has sufficient legally available funds to redeem the Preferred Shares and is not otherwise prohibited from doing so. The Company continues to operate in the ordinary course.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2022 and June 30, 2021 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2022, and ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

2.1	Stock Purchase Agreement, dated July 29, 2022, by and among Professional Warranty Service Corporation, a Virginia corporation (the “Company”) Tyler Gordy, an individual (“Gordy”); Professional Warranty Services LLC, a Delaware limited liability company (“Parent” and together with Gordy, each a “Seller” and collectively “Sellers”); and PCF Insurance Services of the West, LLC, a Delaware limited liability company (“Buyer”).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 4, 2022	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 4, 2022	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)