Form 10-Q
period 2022-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2022-11-10
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-15204

Kingsway Financial Services Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-1792291 (I.R.S. Employer Identification No.)

10 S. Riverside Plaza, Suite 1520, Chicago, IL 60606
(Address of principal executive offices and zip code)
1-312-766-2138
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 10, 2022 was 24,224,616.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $39,507 and $35,889, respectively)	$36,728	$35,666
Equity investments, at fair value (cost of $187 and $1,147, respectively)	126	179
Limited liability investments	1,010	1,901
Limited liability investments, at fair value	19,182	18,826
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $10,225 and $10,225, respectively)	12,150	10,662
Other investments, at cost which approximates fair value	204	256
Short-term investments, at cost which approximates fair value	157	157
Total investments	70,347	68,437
Cash and cash equivalents	48,640	12,642
Restricted cash	13,165	17,257
Accrued investment income	1,135	1,013
Service fee receivable, net of allowance for doubtful accounts of $200 and $241, respectively	7,219	6,656
Other receivables, net of allowance for doubtful accounts of $8 and $5, respectively	12,828	13,898
Deferred contract costs	13,065	10,930
Property and equipment, net of accumulated depreciation of $25,234 and $24,224, respectively	106,025	108,587
Right-of-use asset	887	2,248
Goodwill	100,773	110,247
Intangible assets, net of accumulated amortization of $20,878 and $20,333, respectively	101,489	108,230
Other assets	30,482	15,489
Total Assets	$506,055	$475,634
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$53,981	$47,622
Income taxes payable	2,602	294
Deferred service fees	84,428	89,217
Bank loans	21,769	26,717
Notes payable	199,554	205,025
Subordinated debt, at fair value	62,302	60,973
Lease liability	1,189	2,479
Net deferred income tax liabilities	31,250	28,553
Total Liabilities	457,075	460,880
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; 149,733 and 169,733 issued and outstanding at September 30, 2022 and December 31, 2021, respectively; redemption amount of $5,942 and $6,497 at September 30, 2022 and December 31, 2021, respectively	5,942	6,497
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 23,319,312 and 23,130,064 issued at September 30, 2022 and December 31, 2021, respectively; and 23,071,862 and 22,882,614 outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	359,203	359,138
Treasury stock, at cost; 247,450 and 247,450 outstanding at September 30, 2022 and December 31, 2021, respectively	(492)	(492)
Accumulated deficit	(362,130)	(395,149)
Accumulated other comprehensive income	31,960	30,779
Shareholders' equity attributable to common shareholders	28,541	(5,724)
Noncontrolling interests in consolidated subsidiaries	14,497	13,981
Total Shareholders' Equity	43,038	8,257
Total Liabilities, Class A preferred stock and Shareholders' Equity	$506,055	$475,634

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Service fee and commission revenue	$22,396	$17,627	$68,442	$54,956
Rental revenue	3,633	3,341	10,933	10,023
Total revenues	26,029	20,968	79,375	64,979
Operating expenses:
Claims authorized on vehicle service agreements	5,243	4,951	15,771	14,869
Commissions	2,277	1,501	5,537	4,377
Cost of services sold	4,090	1,244	12,908	3,176
General and administrative expenses	10,764	11,779	34,974	36,496
Disposal of subsidiary transaction expenses	5,408	—	5,408	—
Leased real estate segment interest expense	1,651	1,607	5,005	4,575
Total operating expenses	29,433	21,082	79,603	63,493
Operating (loss) income	(3,404)	(114)	(228)	1,486
Other revenues (expenses), net:
Net investment income	463	389	1,547	1,213
Net realized gains	797	159	1,035	397
Loss on change in fair value of equity investments	(5)	(39)	(53)	(235)
Gain on change in fair value of limited liability investments, at fair value	195	1,211	368	1,740
Gain on change in fair value of real estate investments	1,488	—	1,488	—
Gain on change in fair value of derivative asset option contracts	13,498	—	13,498	—
Non-operating other revenue (expenses)	240	53	(413)	(2,581)
Interest expense not allocated to segments	(2,139)	(1,497)	(5,207)	(4,642)
Amortization of intangible assets	(1,409)	(2,432)	(4,397)	(3,425)
Loss on change in fair value of debt	(1,794)	(412)	(4,992)	(2,169)
Gain on disposal of subsidiary	37,917	—	37,917	—
Gain on extinguishment of debt	—	—	—	2,494
Total other revenue (expenses), net	49,251	(2,568)	40,791	(7,208)
Income (loss) from continuing operations before income tax expense (benefit)	45,847	(2,682)	40,563	(5,722)
Income tax expense (benefit)	6,074	(2,456)	5,659	(6,139)
Income (loss) from continuing operations	39,773	(226)	34,904	417
Loss on disposal of discontinued operations, net of taxes	(2,500)	—	(2,500)	—
Net income (loss)	37,273	(226)	32,404	417
Less: net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(1,067)	782	(615)	1,469
Less: dividends on preferred stock	77	86	234	409
Net income (loss) attributable to common shareholders	$38,263	$(1,094)	$32,785	$(1,461)
Earnings (loss) per share – continuing operations:
Basic:	$1.78	$(0.05)	$1.54	$(0.07)
Diluted:	$1.59	$(0.05)	$1.42	$(0.07)
Loss per share – discontinued operations:
Basic:	$(0.11)	$—	$(0.11)	$—
Diluted:	$(0.10)	$—	$(0.10)	$—
Earnings (loss) per share – net loss attributable to common shareholders:
Basic:	$1.67	$(0.05)	$1.43	$(0.07)
Diluted:	$1.49	$(0.05)	$1.32	$(0.07)
Weighted-average shares outstanding (in ‘000s):
Basic:	22,960	22,732	22,909	22,440
Diluted:	25,716	22,732	25,055	22,440

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income (loss)	$37,273	$(226)	$32,404	$417
Other comprehensive (loss) income, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	(861)	(107)	(2,563)	(217)
Reclassification adjustment for amounts included in net income (loss)	3	11	10	25
Change in fair value of debt attributable to instrument-specific credit risk	(3,226)	(971)	3,663	(6,505)
Other comprehensive (loss) income, net of taxes(1):	(4,084)	(1,067)	1,110	(6,697)
Comprehensive income (loss)	33,189	(1,293)	33,514	(6,280)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(1,094)	780	(686)	1,462
Comprehensive income (loss) attributable to common shareholders	$34,283	$(2,073)	$34,200	$(7,742)

(1) Net of income tax benefit of $0 for the three and nine months ended September 30, 2022 and September 30, 2021.

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended September 30, 2022
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,194	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	8,054	—	40	—	—	—	40	—	40
Net income (loss)	—	—	—	—	38,340	—	38,340	(1,067)	37,273
Preferred stock dividends	—	—	(77)	—	—	—	(77)	—	(77)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(294)	(294)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive income (loss)	—	—	—	—	—	(4,057)	(4,057)	(27)	(4,084)
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation, net of forfeitures	—	—	(28)	—	—	—	(28)	—	(28)
Balance, September 30, 2022	23,071,862	$—	$359,203	$(492)	$(362,130)	$31,960	$28,541	$14,497	$43,038

	Three Months Ended September 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, June 30, 2021	22,365,631	$—	$356,331	$(492)	$(394,851)	$32,434	$(6,578)	$14,669	$8,091
Vesting of restricted stock awards, net of share settlements for tax withholdings	70,700	—	—	—	—	—	—	—	—
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(1,008)	—	(1,008)	782	(226)
Preferred stock dividends	—	—	(86)	—	—	—	(86)	—	(86)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,933)	(1,933)
Other comprehensive loss	—	—	—	—	—	(1,065)	(1,065)	(2)	(1,067)
Stock-based compensation	—	—	211	—	—	—	211	—	211
Balance, September 30, 2021	22,786,331	$—	$358,206	$(492)	$(395,859)	$31,369	$(6,776)	$13,516	$6,740

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2022
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,194	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	8,054	—	40	—	—	—	40	—	40
Net income	—	—	—	—	33,019	—	33,019	(615)	32,404
Preferred stock dividends	—	—	(234)	—	—	—	(234)	—	(234)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(991)	(991)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive income (loss)	—	—	—	—	—	1,181	1,181	(71)	1,110
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation, net of forfeitures	—	—	527	—	—	—	527	—	527
Balance, September 30, 2022	23,071,862	$—	$359,203	$(492)	$(362,130)	$31,960	$28,541	$14,497	$43,038

	Nine Months Ended September 30, 2021
						Accumulated	Shareholders'	Noncontrolling
			Additional			Other	Equity Attributable	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	to Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	$(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	225,262	—	—	—	—	—	—	—	—
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(1,052)	—	(1,052)	1,469	417
Preferred stock dividends	—	—	(409)	—	—	—	(409)	—	(409)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,103)	(2,103)
Other comprehensive loss	—	—	—	—	—	(6,690)	(6,690)	(7)	(6,697)
Stock-based compensation, net of forfeitures	—	—	1,623	—	—	—	1,623	—	1,623
Balance, September 30, 2021	22,786,331	$—	$358,206	$(492)	$(395,859)	$31,369	$(6,776)	$13,516	$6,740

See accompanying notes to unaudited consolidated financial statements

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$32,404	$417
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of discontinued operations, net of taxes	2,500	—
Equity in net income of limited liability investments	(275)	(31)
Depreciation and amortization expense	6,916	6,369
Stock-based compensation expense, net of forfeitures	3,604	2,955
Net realized gains	(1,035)	(397)
Loss on change in fair value of equity investments	53	235
Gain on change in fair value of limited liability investments, at fair value	(368)	(1,740)
Gain on change in fair value of real estate investments	(1,488)	—
Loss on change in fair value of debt	4,992	2,169
(Gain) loss on change in fair value of derivatives	(13,854)	65
Loss on change in fair value of contingent consideration	1,519	—
Deferred income taxes	2,697	589
Amortization of fixed maturities premiums and discounts	197	154
Amortization of notes payable premium, discounts and debt issue costs	(740)	(606)
Gain on disposal of subsidiary	(37,917)	—
Gain on extinguishment of debt	—	(2,494)
Changes in operating assets and liabilities:
Service fee receivable, net	(563)	(1,667)
Other receivables, net	1,426	2,974
Deferred contract costs	(2,135)	(212)
Other assets	(1,495)	(11,030)
Deferred service fees	(4,789)	(427)
Other, net	17,694	(5,268)
Net cash provided by (used in) operating activities	9,343	(8,044)
Investing activities:
Proceeds from sales and maturities of fixed maturities	6,792	4,477
Proceeds from sales of equity investments	—	23
Purchases of fixed maturities	(10,630)	(18,455)
Net proceeds from limited liability investments	1,531	522
Net proceeds from limited liability investments, at fair value	461	16,661
Net proceeds from investments in private companies	245	151
Net proceeds from other investments	52	22
Net proceeds from disposal of subsidiary, net of cash disposed of $1,391	35,158	—
Acquisition of business, net of cash acquired	(83)	(50)
Net disposals (purchases) of property and equipment	43	(689)
Net cash provided by investing activities	33,569	2,662
Financing activities:
Proceeds from exercise of warrants	40	1,750
Distributions to noncontrolling interest holders	(991)	(2,103)
Taxes paid related to net share settlements of restricted stock awards	(297)	(468)
Principal payments on bank loans	(5,028)	(3,088)
Principal proceeds from notes payable, net of debt issuance costs of $1,685 in 2021	—	13,270
Principal payments on notes payable	(4,730)	(12,645)
Net cash used in financing activities	(11,006)	(3,284)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,906	(8,666)
Cash and cash equivalents and restricted cash at beginning of period	29,899	44,945
Cash and cash equivalents and restricted cash at end of period	$61,805	$36,279

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

Certain amounts in the unaudited consolidated interim financial statements as of and for the three and nine months ended September 30, 2021 have been reclassified in order to conform to the 2022 presentation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; fair value assumptions for derivative financial instruments; contingent consideration and revenue recognition.

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, stock-based compensation liabilities, derivative financial instruments and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below there have been no material changes to our significant accounting policies as reported in our 2021 Annual Report.

Contingent revenue

The terms of the sale of one of the Company's subsidiaries includes potential receipt by the Company of future earnout payments. The gain related to the earnout payments is recorded when the consideration is determined to be realizable and is reported in the consolidated statements of operations as gain on disposal of subsidiary. The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.  See Note 5(c), "Acquisitions, Disposal and Discontinued Operations," for further discussion.

Derivative financial instruments

Derivative financial instruments include an interest rate swap contact and the trust preferred debt repurchase options.   The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts.  Refer to Note 10, "Derivatives," for further information.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $44.6 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $48.6 million and $12.6 million reported at September 30, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

As of September 30, 2022, there are 149,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date"). However, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, therefore is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred (total deferred interest was $23.2 million at September 30, 2022).  As such, the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $5.9 million, as of  September 30, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time that either (i) the shares are converted at the discretion of the holder or (ii) the interest on the trust preferred securities is no longer deferred and the Company redeems the outstanding Preferred Shares at that time. The Company is permitted to continue to defer interest on the trust preferred securities through the third quarter of 2023.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, including the cash that may be required to redeem the Preferred Shares and deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

NOTE 5 ACQUISITIONS, DISPOSAL AND DISCONTINUED OPERATIONS

(a)	Business Combinations

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the third quarter of 2021, the Company recorded a cumulative net measurement period adjustment of $18.8 million, including amortization expense of $1.9 million that was recorded during the three months ended September 30, 2021, of which $0.6 million relates to the three months ended September 30, 2021 and $1.3 million relates to the period from acquisition through  June 30, 2021.

See Note 5, "Acquisitions" to the consolidated financial statements in the 2021 Annual Report for further details on the Company’s acquisition of PWI.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

(c)	Disposal

Professional Warranty Service Corporation

On July 29, 2022, Professional Warranty Services LLC ("PWS LLC"), a subsidiary of the Company entered into an Equity Purchase Agreement (the "Agreement") with Professional Warranty Service Corporation ("PWSC"), an 80% majority-owned, indirect subsidiary of the Company, Tyler Gordy, the president of PWSC and a 20% owner of PWSC ("Gordy") and PCF Insurance Services of the West, LLC ("Buyer"), pursuant to which PWS LLC and Gordy sold PWSC to Buyer.

The purchase price paid by Buyer to PWS LLC and Gordy consisted of $51.2 million in base purchase pric e, subject to customary adjustments for net working capital, and non-compensation related transaction expenses of approximately $1.7 million.  As a result of the sale, the Company incurred compensation expenses of $5.4 million, primarily related to previously-granted awards to PWSC employees that are accounted for on a fair value basis, which are included in disposal of subsidiary transaction expenses in the consolidated statement of operations for the three and  nine months ended September 30, 2022.

To the extent the EBITDA of PWSC (as defined in the Agreement) for the one-year period following the sale transaction exceeds 103% of the EBITDA at the closing of the sale transaction (the "Closing EBITDA"), PWS LLC and Gordy will also be entitled to receive an earnout payment in an amount equal to five times the EBITDA in excess of 103% of Closing EBITDA.  The Company does not have access to the information needed to reasonably estimate the potential earnout payment and accordingly any gain related to the earnout payment will be recorded in the period the consideration is determined to be realizable.

As a result of the sale, the Company recognized a net gain on dispos al of  $37.9  million, net of direct selling costs of $1.7 million, during the three months ended  September 30, 2022.  The sale of PWSC did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which was included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations through the July 29, 2022 disposal date.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, which had contributions to Extended Warranty service fee and commission revenue of $0.7 million and $2.0 million for the  three months ended September 30, 2022 and September 30, 2021, respectively ( $4.9 million and $5.9 million for the  nine months ended September 30, 2022 and September 30, 2021, respectively).  Additionally, PWSC had pre-tax loss of $5.2 million and pre-tax income of $0.1 million for the  three months ended September 30, 2022 and September 30, 2021, respectively (pre-tax loss of $5.5 million for the  nine months ended September 30, 2022 and pre-tax income of $0.4 million for the nine months ended  September 30, 2021).  For the  three months ended September 30, 2022 and September 30, 2021, pre-tax loss of $4.1 million and pre-tax income of $0.1 million, respectively, was attributable to the controlling interest (pre-tax loss of $4.4 million and pre-tax income of $0.3 million was attributable to the controlling interest for the  nine months ended September 30, 2022 and September 30, 2021, respectively).  At the July 29, 2022 disposal date, PWSC had service fee receivables totaling $0.7 million, intangible assets, net of $2.3 million, deferred service fees of $7.6 million and a non-controlling interest of ( $2.2) million.

As a result of the sale, the Company incurred additional compensation expenses of $5.4 million related which are included in disposal of subsidiary transaction expenses in the consolidated statement of operations for the three and   nine months ended September 30, 2022.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(d)	Discontinued Operations

Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.   Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease Investment Grade Portfolio LLC ("Net Lease") , as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million at September 30, 2022, which is included in accrued expenses and other liabilities in the unaudited consolidated balance sheet and loss on disposal of discontinued operations, net of taxes in the unaudited consolidated statement of operations for the three months ended  September 30, 2022.  Per the terms of the agreement, no payment is due until the first quarter of 2023.  There were no payments made by the Company related to the open claims during the nine months ended September 30, 2022 and September 30, 2021.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at September 30, 2022 and December 31, 2021 are summarized in the tables shown below:

(in thousands)	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,389	$—	$795	$14,594
States, municipalities and political subdivisions	2,315	—	171	2,144
Mortgage-backed	8,850	—	672	8,178
Asset-backed	1,697	—	75	1,622
Corporate	11,256	—	1,066	10,190
Total fixed maturities	$39,507	$—	$2,779	$36,728

(in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$16,276	$31	$84	$16,223
States, municipalities and political subdivisions	1,880	3	5	1,878
Mortgage-backed	7,679	18	68	7,629
Asset-backed	449	—	4	445
Corporate	9,605	15	129	9,491
Total fixed maturities	$35,889	$67	$290	$35,666

The table below summarizes the Company's fixed maturities at September 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,618	$8,467
Due after one year through five years	24,563	22,624
Due after five years through ten years	1,952	1,727
Due after ten years	4,374	3,910
Total	$39,507	$36,728

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of September 30, 2022 and December 31, 2021. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,407	$89	$10,187	$706	$14,594	$795
States, municipalities and political subdivisions	726	61	1,344	110	2,070	171
Mortgage-backed	4,119	328	3,870	344	7,989	672
Asset-backed	1,249	58	373	17	1,622	75
Corporate	5,768	571	4,422	495	10,190	1,066
Total fixed maturities	$16,269	$1,107	$20,196	$1,672	$36,465	$2,779

(in thousands)	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,077	$84	$—	$—	$12,077	$84
States, municipalities and political subdivisions	846	5	—	—	846	5
Mortgage-backed	5,388	68	—	—	5,388	68
Asset-backed	445	4	—	—	445	4
Corporate	7,542	129	—	—	7,542	129
Total fixed maturities	$26,298	$290	$—	$—	$26,298	$290

There are approximately 213and 138 individual available-for-sale investments that were in unrealized loss positions as of September 30, 2022 and December 31, 2021, respectively.

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to available-for sale investments, limited liability investments, investments in private companies and other investments for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2022 and December 31, 2021, the carrying value of limited liability investments totaled $1.0 million and $1.9 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At September 30, 2022, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings Fund I, LLC ("Argo Holdings"). As of September 30, 2022 and December 31, 2021, the carrying value of the Company's limited liability investments, at fair value was $19.2 million and $18.8 million, respectively.   The Company recorded impairments related to limited liability investments, at fair value of zero and less than $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively (less than $0.1 million and $0.1 million for the three and nine months ended  September 30, 2021, respectively) which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At September 30, 2022, the Company had no unfunded commitments to fund limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2022 and December 31, 2021, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2022 and September 30, 2021.

Real estate investments represent investment real estate properties held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower"). As of September 30, 2022 and December 31, 2021, the carrying value of the Company's real estate investments was $12.2 million and $10.7 million, respectively.  The Company consolidates the financial statements of Flower on a three-month lag.  On September 29, 2022, Flower sold their investment real estate properties for $12.2 million.  A portion of the proceeds from the sale were used to repay the Flower note payable with an unpaid principal balance of $5.9 million at the transaction date.  Given the proximity of the sale to September 30, 2022, the Company believes the selling price is the best indication of fair value at June 30, 2022 for Flower which is recorded on a three-month lag in the September 30, 2022 consolidated balance sheet.   As a result of the three month lag, the Company will record the sale transaction in its fourth quarter 2022 financial statements.

Net investment income for the three and nine months ended September 30, 2022 and September 30, 2021 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income:
Interest from fixed maturities	$153	$62	$363	$160
Dividends	42	31	106	94
(Loss) income from limited liability investments	(12)	(14)	275	31
Income from limited liability investments, at fair value	—	25	4	106
Income from real estate investments	200	200	600	600
Other	110	94	280	274
Gross investment income	493	398	1,628	1,265
Investment expenses	(30)	(9)	(81)	(52)
Net investment income	$463	$389	$1,547	$1,213

Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the three and nine months ended September 30, 2022 and September 30, 2021 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross realized gains	$1,214	$193	$1,473	$505
Gross realized losses	(417)	(34)	(438)	(108)
Net realized gains	$797	$159	$1,035	$397

Loss on change in fair value of equity investments for the three and nine months ended September 30, 2022 and September 30, 2021 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net gains recognized on equity investments sold during the period	$—	$—	$—	$13
Change in unrealized losses on equity investments held at end of the period	(5)	(39)	(53)	(248)
Loss on change in fair value of equity investments	$(5)	$(39)	$(53)	$(235)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the nine months ended September 30, 2022:

(in thousands)	Extended Warranty	Leased Real Estate	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2021	$40,627	$60,983	$7,905	$732	$110,247
Goodwill disposed of related to PWSC	(9,474)	—	—	—	(9,474)
Balance, September 30, 2022	$31,153	$60,983	$7,905	$732	$100,773

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

The estimated fair value for CMC is highly sensitive to discount rates applied and cash flow assumptions used.  For its third quarter 2022 review of goodwill, the Company developed a range of discount rates and cash flow assumptions that it believes a reasonable market participant would use in determining fair value and noted that using the most conservative end of that range resulted in no indication of impairment.  The Company also examined qualitative factors, such as tenant credit quality and macro-economic trends, which did not indicate goodwill may be impaired.

The excess of fair value over the book value of equity of CMC has narrowed as of September 30, 2022. However, underlying assumptions in the future could differ materially due to the inherent uncertainty in making such estimates. Additionally, estimates regarding future cash flows and timing as well as future appraised values could also have a significant impact on the estimated fair value. Finally, if there were sustained increases in the underlying interest rates used in the analysis then the future fair value could be reduced to a level that could indicate impairment.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at September 30, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,809	$109
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	26,342	11,847	14,495
In-place lease and other lease assets	3,238	499	2,739
Above-market lease	835	43	792
Non-compete	—	—	—
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	9,687	—	9,687
Total	$122,367	$20,878	$101,489

(in thousands)	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,488	$430
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	11,598	20,047
In-place lease and other lease assets	3,238	343	2,895
Above-market lease	835	—	835
Non-compete	266	224	42
Intangible assets not subject to amortization:
Tenant relationship	73,667	—	73,667
Trade names	10,314	—	10,314
Total	$128,563	$20,333	$108,230

As discussed in Note 5, " Acquisitions, Disposal and Discontinued Operations," the Company disposed of PWSC on July 29, 2022.  PWSC had intangible assets with a gross carrying value of $6.2 million and a net carrying value of $2.3 million at the disposal date.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 5 to 18 years. Amortization of intangible assets was $1.4 million and $2.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively ($4.4 million and $3.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively). The higher amortization expense for the nine months ended September 30, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of Ravix effective October 1, 2021 and VA Lafayette effective December 30, 2021.

During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI, and as a result, recorded $19.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of PWI.  The measurement period adjustment recorded during the third quarter of 2021 related to the PWI customer relationships intangible asset resulted in an increase in amortization expense of $1.9 million that was recorded during the three months ended September 30, 2021, of which:

• $0.6 million relates to the three months ended September 30, 2021; and

• $1.3 million relates to the period from acquisition through  June 30, 2021.

The tenant relationship and trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and nine months ended September 30, 2022 and September 30, 2021.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	September 30, 2022
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	23,988	68,059
Buildings	11,805	277	11,528
Leasehold improvements	485	184	301
Furniture and equipment	379	310	69
Computer hardware	920	475	445
Total	$131,259	$25,234	$106,025

(in thousands)	December 31, 2021
	Cost	Accumulated Depreciation	Carrying Value
Land	$25,623	$—	$25,623
Site and tenant improvements	92,047	21,910	70,137
Buildings	11,805	79	11,726
Leasehold improvements	286	163	123
Furniture and equipment	562	442	120
Computer hardware	2,488	1,630	858
Total	$132,811	$24,224	$108,587

For the three months ended September 30, 2022 and September 30, 2021, depreciation expense on property and equipment o f $0.8  million and $0.8 million, respectively ($2.5 million and $2.9 million for the nine months ended  September 30, 2022 and September 30, 2021 , respectively), is included in general and administrative expenses in the consolidated statements of operations.

NOTE 10 DERIVATIVES

(a)	Interest rate swap

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") interest rate on a portion of its 2020 KWH Loan (as defined below in Note 11, "Debt,") to a fixed interest rate of 1.18%.  On September 15, 2022, the interest rate swap agreement was amended to convert from a variable Secured Overnight Financing Rate ("SOFR") to a fixed interest rate of 1.103%.  The interest rate swap had an initial notional amount of $11.9 million and matures on February 29, 2024.

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

The notional amount of the interest rate swap contract is $9.1 million at September 30, 2022.  At September 30, 2022 and December 31, 2021, the fair value of the interest rate swap contract was an asset of $0.3 million and a liability of less than $0.1 million, respectively, which is included in other receivables and accrued expenses and other liabilities, respectively, in the consolidated balance sheets.  During the three and nine months ended September 30, 2022, the Company recognized a gain of $0.1 million and $0.2 million, respectively (gain of less than $0.1 million a loss of $0.1 million for the three and nine months ended September 30, 2021 respectively), related to the change in fair value of the interest rate swap, which is included in interest expense not allocated to segments in the consolidated statement of operations and within cash flows from operating activities in the consolidated statement of cash flows.  Net cash receipts of less than $0.1 million were made to the Company during the three and nine months ended September 30, 2022 and net cash payments of less than $0.1 million were made during the three and nine months ended  September 30, 2021, to settle a portion of the liabilities related to the interest rate swap agreement.  These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.

(b)	Trust preferred debt repurchase options

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63.75% of the outstanding principal and deferred interest ( "August Option"). Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company has agreed that any repurchase made will be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ( "May Termination Date"), all interest on the four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company has until the May Termination Date to execute the repurchases.  If the Company repurchases less than $30.0 million of principal and deferred interest, or fails to purchase any principal or deferred interest within one year, then the $2.0 million paid is forfeited.  If the Company repurchases an amount equal to or greater than $30.0 million, then the $2.0 million paid would be applied to such repurchases.

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held ( "September 20 Option"). The September 20, 2020 agreement is subject to the same terms and conditions as the August 2, 2022 and no additional consideration was paid.

On September 26, 2022, the Company entered into an agreement with a holder of a portion of one of the TruPs that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest ( "September 26 Option").

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company has until the May Termination Date to execute the repurchase.  If the Company fails to purchase any principal or deferred interest by the May Termination Date, then the $0.3 million paid is forfeited.  If the Company repurchases any of the TruPs, then the $0.3 million paid would be applied to any repurchases.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

If the Company is able to secure an agreement with the holders of the remaining trust preferred debt instrument to repurchase all of their outstanding principal and deferred interest within four months of August 4, 2022, then the price paid in accordance with the August 2, 2022 agreement and the September 20, 2022 agreement would increase to 64.5%.

The August Option,  September 20 Option and September 26 Options (collectively "the TruPs Options") are derivative contracts. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.  The TruPs options are recorded in the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The notional amount of the TruPs Options contracts is $59.7 million at September 30, 2022.  At September 30, 2022, the fair value of the TruPs Options contracts was an asset of $15.8 million, which is included in other assets in the consolidated balance sheet. See Note 19, "Fair Value of Financial Instruments," for further discussion. During the three and nine months ended September 30, 2022, the Company recognized an initial gain of $11.4 million, equal to the difference between the fair value of the TruPs Options contracts at the date of inception and the cash consideration paid, and a subsequent gain on change in fair value of $2.1 million, both of which are included in gain on change in fair value of derivative asset option contracts in the consolidated statement of operations and as an adjustment to calculate cash flows provided by operating activities in the consolidated statement of cash flows.  No cash payments were made to repurchase any of the TruPs during the three and nine months ended September 30, 2022 with respect to the TruPs Options contracts.

NOTE 11 DEBT

Debt consists of the following instruments at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022			December 31, 2021
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
Ravix Loan	$5,450	$5,317	$5,258	$6,000	$5,847	$5,936
2020 KWH Loan	16,708	16,452	15,907	21,186	20,870	20,815
Total bank loans	22,158	21,769	21,165	27,186	26,717	26,751
Notes payable:
Mortgage	158,647	164,756	144,151	161,998	168,730	182,128
Additional Mortgage	13,924	12,404	12,298	14,514	12,901	15,104
LA Mortgage	13,046	16,354	12,849	13,463	16,983	16,437
Flower Note	6,040	6,040	5,916	6,411	6,411	7,101
Total notes payable	191,657	199,554	175,214	196,386	205,025	220,770
Subordinated debt	90,500	62,302	62,302	90,500	60,973	60,973
Total	$304,315	$283,625	$258,681	$314,072	$292,715	$308,494

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(a)          Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan"). The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%. At September 30, 2022, the interest rate was6.00%. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.  Subsequent to October 1, 2021, Ravix has borrowed and made payments under the revolver.  The carrying values at  September 30, 2022 and December 31, 2021 includes $5.3 million and $5.7 million, respectively, related to the term loan and zero and $0.1 million, respectively related to revolver.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2022, the interest rate was5.33%. The 2020 KWH Loan matures on December 1, 2025. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The carrying values at  September 30, 2022 and December 31, 2021 includes $16.0 million and $20.4 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to revolver. The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

VA Lafayette (formerly known as RoeCo)

As part of its acquisition of VA Lafayette on  December 30, 2021, the Company assumed the LA Mortgage, which is comprised of a senior amortizing note, a senior interest only note and a junior note. The LA Mortgage is nonrecourse indebtedness with respect to the assets of VA Lafayette, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless VA Lafayette acts in bad-faith or commits intentional acts with respect to the LA Mortgage.  Refer to Note 21(b), "Commitments and Contingencies" for further disclosure. The LA Mortgage is collateralized by a parcel of real property and a single tenant building located in the state of Louisiana (the "LA Real Property") and the assignment of a lease and rent related to a long-term lease agreement with an unrelated third-party.  The Company recorded the LA Mortgage at its aggregate unpaid principal amount of $13.5 million as of the date of acquisition plus a premium of $3.5 million. The senior amortizing note, which has unpaid principal of $6.1 million and $6.6 million at September 30, 2022 and December 31, 2021, respectively, matures on September 14, 2036 and has a fixed interest rate of 3.75%. The senior interest only note, which has unpaid principal of $5.0 million at September 30, 2022 and December 31, 2021, matures on October 14, 2036 and has a fixed interest rate of 5.682%.  The junior note, which has unpaid principal of $2.0 million and $1.9 million at September 30, 2022 and  December 31, 2021, respectively, matures on September 16, 2036 and has a fixed interest rate of 7.0%, of which a fixed amount is payable semi-annually and the remainder is added to the principal balance of the junior note.  The LA Mortgage is carried in the consolidated balance sheets at its aggregate unpaid principal balance.  The fair value of the LA Mortgage disclosed in the table above is derived from quoted market prices of bonds backed by loans to hospitals and guaranteed by the U.S. Government and A-rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

Flower

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheets ("the Flower Note"). The Flower Note requires monthly payments of principal and interest and is secured by certain investments of Flower. The Flower Note was scheduled to mature on December 10, 2031 and has a fixed interest rate of 4.81%. On September 29, 2022, Flower sold its investment real estate properties and used a portion of the sales proceeds to repay the unpaid principal balance of the Flower Note.  Since the Company reports the financial statements of Flower on a three-month lag, the consolidated balance sheet continues to report the carrying value of the Flower Note at September 30, 2022 of $6.0 million, which represents its unpaid principal balance at June 30, 2022.  The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

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

On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans, which included principal and interest of $0.4 million. In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million.  The loan forgiveness is included in gain on extinguishment of debt, net in the consolidated statement of operations for the nine months ended September 30, 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 19, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income. Of the $1.3 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and September 30, 2022, $3.7 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss) and $5.0 million reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2022 and December 31, 2021, deferred interest payable of $23.2 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended September 30, 2022 were $0.2 million and less than $0.1 million, respectively ($0.7 million and $0.1 million for the nine months ended  September 30, 2022). Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended September 30, 2021 were $0.2 million and less than $0.1 million, respectively ($0.7 million and $0.1 million for the nine months ended  September 30, 2021).

The annual maturities of lease liabilities as of September 30, 2022 were as follows:

(in thousands)	Lease Commitments
2022	$162
2023	402
2024	356
2025	180
2026	114
2027 and thereafter	120
Total undiscounted lease payments	1,334
Imputed interest	145
Total lease liabilities	$1,189

Lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. The weighted-average remaining lease term for our operating leases was 3.43 years as of September 30, 2022. The weighted average discount rate of our operating leases was 5.84% as of September 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(b)           Lessor leases:

The Company owns the Real Property that is subject to a long-term triple net lease agreement with an unrelated third-party. The lease provides for future rent escalations and renewal options. The initial lease term ends in May 2034. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of below market lease liabilities for the three and  nine months ended September 30, 2022 and September 30, 2021. The estimated aggregate future amortization of below market lease liabilities is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024,  $0.1 million for 2025 and  $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. R efer to Note 9 , " Property and Equipment ".

The Company acquired the LA Real Property on December 30, 2021.  The LA Real Property is subject to a long-term lease agreement with an unrelated third-party. The lease provides for future rent decreases. The initial lease term ends in March 2035. The lessee bears the cost of maintenance and property taxes. Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Rental revenue includes a de minimus amount of amortization of above-market lease asset related to the LA Real Property for the three and nine months ended September 30, 2022. The estimated aggregate future amortization of above-market lease asset is $0.1 million for 2022, $0.1 million for 2023, $0.1 million for 2024, $0.1 million for 2025 and $0.1 million for 2026. Realization of the residual values of the assets under lease is dependent on the future ability to market the assets under prevailing market conditions. The lease is classified as an operating lease and the underlying leased assets are included in property and equipment in the consolidated balance sheets. Refer to Note 9, "Property and Equipment".

Lease revenue related to operating lease payments was $3.6 million and $3.3 millionfor the three months ended  September 30, 2022 and September 30, 2021, respectively ($10.8 million and $10.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively).  Lease revenue related to variable lease payments was less than $0.1 million and zero for the three months ended  September 30, 2022 and September 30, 2021, respectively ($0.1 million and zero for the nine months ended September 30, 2022 and  September 30, 2021, respectively).

The following table provides the net book value of operating lease property included in property and equipment in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021

Land	$25,623	$25,623
Site improvements	92,047	92,047
Buildings	11,805	11,805
Gross property and equipment leased	129,475	129,475
Accumulation depreciation	(24,265)	(21,989)
Net property and equipment leased	$105,210	$107,486

As of September 30, 2022, future undiscounted cash flows to be received in each of the next five years and thereafter, on non-cancelable operating leases are as follows:

(in thousands)
2022	$3,507
2023	14,190
2024	14,475
2025	14,766
2026	14,883
Thereafter	119,590

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$15,046	$12,905	$43,181	$42,255
Maintenance support service fees	Trinity	1,555	1,396	4,747	3,482
Warranty product commissions	Trinity	1,264	1,306	3,492	3,298
Homebuilder warranty service fees	PWSC (a)	621	1,790	4,348	5,322
Homebuilder warranty commissions	PWSC (a)	92	230	540	599
Business services consulting fees	Ravix	3,818	—	12,134	—
Service fee and commission revenue		$22,396	$17,627	$68,442	$54,956
(a)	Through the July 29, 2022 disposal

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

Homebuilder warranty commissions include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. The Company acted as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions were earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earned fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which were earned when the claims are closed.

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

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2022 and December 31, 2021 were $7.2 million and $6.7 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments, partially offset by a decrease due to the disposal of PWSC on July 29, 2022.  During the nine months ended  September 30, 2022, increased revenue at IWS, Trinity and Ravix primarily resulted in the increase in receivables from contracts with customers.

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the nine months ended  September 30, 2022 were as follows:

(in thousands)	Nine months ended September 30, 2022
Balance, December 31, 2021	$89,217
Deferral of revenue	47,047
Recognition of deferred service fees	(44,240)
Deferred service fees disposed of related to PWSC	(7,596)
Balance, September 30, 2022	$84,428

The decrease in deferred service fees between December 31, 2021 and September 30, 2022 is primarily due to the disposal of PWSC on July 29, 2022, partially offset by additions to deferred service fees in excess of deferred service fees recognized during the nine months ended September 30, 2022.

The Company expects to recognize within one year as service fee and commission revenue approximately 52.2% of the deferred service fees as of September 30, 2022. Approximately $32.6 million and $24.7 million of service fee and commission revenue recognized during the nine months ended September 30, 2022 and September 30, 2021 was included in deferred service fees as of December 31, 2021 and December 31, 2020, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of deferred contract costs are recorded in general and administrative expenses in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and nine months ended September 30, 2022 and September 30, 2021.

The deferred contract costs balances and related amortization expense for the three months ended  September 30, 2022 and September 30, 2021 are comprised as follows:

(in thousands)	Three months ended September 30, 2022			Three months ended September 30, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at June 30, net	$12,535	$82	$12,617	$9,025	$81	$9,106
Additions	2,389	5	2,394	1,292	5	1,297
Amortization	(1,943)	(3)	(1,946)	(1,349)	(7)	(1,356)
Balance at September 30, net	$12,981	$84	$13,065	$8,968	$79	$9,047

The deferred contract costs balances and related amortization expense for the nine months ended September 30, 2022 and September 30, 2021 are comprised as follows:

(in thousands)	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$10,850	$80	$10,930	$8,759	$76	$8,835
Additions	7,233	16	7,249	4,313	22	4,335
Amortization	(5,102)	(12)	(5,114)	(4,104)	(19)	(4,123)
Balance at September 30, net	$12,981	$84	$13,065	$8,968	$79	$9,047

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the three and nine months ended September 30, 2022 and September 30, 2021 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to income (loss) from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income tax expense (benefit) at United States statutory income tax rate	$9,102	$(563)	$7,993	$(1,202)
Valuation allowance	(9,259)	(2,161)	(9,269)	(3,039)
Non-deductible compensation	695	187	763	523
Non-taxable income	—	—	—	(524)
Investment income	(161)	(115)	(172)	(158)
State income tax	2,496	117	2,707	287
Change in unrecognized tax benefits(1)	2	2	6	(2,813)
Indemnification receivable	—	—	(1)	591
Indefinite life intangibles	(78)	54	29	161
Disposition of subsidiary	3,267	—	3,267	—
Contingent consideration	4	—	319	—
Other	6	23	17	35
Income tax expense (benefit) at United States statutory income tax rate	$6,074	$(2,456)	$5,659	$(6,139)

(1) Includes interest and penalty expense related to unrecognized tax benefits.

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2022 and December 31, 2021. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2022 and December 31, 2021 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

During the three months ended September 30, 2021, the Company released into income $3.3 million of its valuation allowance, as a result of its acquisition of PWI, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

The Company carries net deferred income tax liabilities of $31.3 million and $28.6 million at September 30, 2022 and December 31, 2021, respectively, that consists of:

•	$8.2 million and $8.2 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the Company's consolidated U.S. net operating loss carryforwards;
•	$23.8 million and $23.8 million of deferred income tax liabilities related to land and indefinite lived intangible assets;
•	$1.1 million and $3.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;
•	zero and $0.5 million of deferred state income tax assets; and
•	$0.4 million and $0.4 million of deferred state income tax liabilities.

As of September 30, 2022 and December 31, 2021, the Company carried a liability for unrecognized tax benefits of $0.1 million and $0.1 million, respectively, which is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.

NOTE 15 EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) from continuing operations per share computation for the three and nine months ended September 30, 2022 and September 30, 2021:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$39,773	$(226)	$34,904	$417
Plus (less): net loss (income) attributable to noncontrolling interests	1,067	(782)	615	(1,469)
Less: dividends on preferred stock	(77)	(86)	(234)	(409)
Income (loss) from continuing operations attributable to common shareholders used in calculating basic earnings (loss) per share	$40,763	$(1,094)	$35,285	$(1,461)
Adjustment to add-back dividends on preferred stock	77	—	234	—
Adjustment for proportionate interest in Ravix's earnings attributable to common stock	(23)	—	51	—
Income (loss) from continuing operations attributable to common shareholders used in calculating diluted earnings (loss) from continuing operations per share	$40,817	$(1,094)	$35,570	$(1,461)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,960	22,732	22,909	22,440
Weighted average diluted shares
Weighted average common shares outstanding	22,960	22,732	22,909	22,440
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	641	—	560	—
Warrants	1,179	—	650	—
Convertible preferred stock	936	—	936	—
Total weighted average diluted shares	25,716	22,732	25,055	22,440
Basic earnings (loss) from continuing operations per share	$1.78	$(0.05)	$1.54	$(0.07)
Diluted earnings (loss) from continuing operations per share	$1.59	$(0.05)	$1.42	$(0.07)

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended  September 30, 2021, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

Basic earnings (loss) from continuing operations per share excludes dilution and is computed by dividing income (loss) from continuing operations attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) from continuing operations per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted earnings (loss) from continuing operations per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the diluted earnings (loss)  from continuing operations per share calculations above because they would have had an antidilutive effect on the earnings ( loss)  from continuing operations per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Unvested restricted stock awards	511,740	1,240,000	592,162	1,240,000
Warrants	—	4,573,765	—	4,573,765
Convertible preferred stock	—	1,142,975	—	1,142,975
Total	511,740	6,956,740	592,162	6,956,740

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2022 was $0.6 million.

Under the 2020 Equity Incentive Plan, the Company granted 1,092,754 restricted common stock awards to certain officers of the Company during 2021 (the "2021 Restricted Stock Awards"). The 2021 Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2021 Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2021 Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the nine months ended  September 30, 2022, 100,000 shares of the 2021 Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2021 Restricted Stock Awards at September 30, 2022 was $2.9 million.

The following table summarizes the activity related to unvested 2021 Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2022:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2021	1,252,754	$5.09
Granted	—	—
Vested	(56,194)	4.65
Cancelled for Tax Withholding	(43,806)	4.65
Unvested at September 30, 2022	1,152,754	$5.13

The unvested balance at September 30, 2022 in the table above is comprised of 652,754 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.2 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively ($0.7 million and $1.9 million for the nine months ended  September 30, 2022 and September 30, 2021, respectively).

(b)     Restricted Stock Awards of PWSC

The Company's subsidiary, PWSC, granted 1,000 restricted Class B common stock awards ("2018 PWSC RSA") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The 2018 PWSC RSA contains both a service and a performance condition that affects vesting. On December 18, 2020, the 2018 PWSC RSA was amended to modify the vesting terms related to the service and performance condition ("Modified PWSC RSA").

PWSC granted 250 restricted Class B common stock awards to an officer of PWSC pursuant to an agreement dated December 18, 2020 ("2020 PWSC RSA"). The 2020 PWSC RSA contained both a service and a performance condition that affected vesting.

As discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  September 30, 2022.

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vested according to a graded vesting schedule. The performance condition was based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model. See Note 19, "Fair Value of Financial Instruments," for further discussion related to the valuation of the Modified PWSC RSA and the 2020 PWSC RSA.

The Modified PWSC RSA and the 2020 PWSC RSA included a noncontingent put option that was exercisable between February 20, 2022 and February 20, 2023. Since the put option was exercisable less than six months after the vesting of certain shares, the compensation expense related to these shares was classified as a liability and included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA became fully vested. During the nine months ended  September 30, 2022, 437.50 shares of the Modified PWSC RSA became fully vested.  At September 30, 2022 and December 31, 2021, there were zero and 437.50 unvested shares, respectively, of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to the Modified PWSC RSA at September 30, 2022 was zero.

On February 20, 2022, both the service condition and performance condition of the 2020 PWSC RSA became fully vested. During the nine months ended  September 30, 2022, 109.38 shares of the 2020 PWSC RSA became fully vested.  At September 30, 2022 and December 31, 2021, there were zero and 109.38 unvested shares, respectively, of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share. Total unamortized compensation expense related to the 2020 PWSC RSA at September 30, 2022 was zero.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was $2.7 million and $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively ($2.8 million and $1.1 million for the nine months ended  September 30, 2022 and September 30, 2021, respectively).

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

At September 30, 2022, both the service condition and performance condition of the 2021 Ravix RUA were probable of vesting.  During the nine months ended  September 30, 2022, no shares of the 2021 Ravix RUA became fully vested.  At September 30, 2022 and December 31, 2021, there were 115,667 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  September 30, 2022 was $0.2 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.

NOTE 17 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2022 and September 30, 2021 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

Other comprehensive loss arising during the period	(834)	—	(3,226)	(4,060)
Amounts reclassified from accumulated other comprehensive income	3	—	—	3
Net current-period other comprehensive loss	(831)	—	(3,226)	(4,057)

Balance at September 30, 2022	$(2,702)	$(3,286)	$37,948	$31,960

(in thousands)	Three months ended September 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at June 30, 2021	$125	$(3,286)	$35,595	$32,434

Other comprehensive loss arising during the period	(105)	—	(971)	(1,076)
Amounts reclassified from accumulated other comprehensive income	11	—	—	11
Net current-period other comprehensive loss	(94)	—	(971)	(1,065)

Balance at September 30, 2021	$31	$(3,286)	$34,624	$31,369

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(in thousands)	Nine months ended September 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2022	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(2,492)	—	3,663	1,171
Amounts reclassified from accumulated other comprehensive income	10	—	—	10
Net current-period other comprehensive (loss) income	(2,482)	—	3,663	1,181

Balance at September 30, 2022	$(2,702)	$(3,286)	$37,948	$31,960

(in thousands)	Nine months ended September 30, 2021
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2021	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(210)	—	(6,505)	(6,715)
Amounts reclassified from accumulated other comprehensive income	25	—	—	25
Net current-period other comprehensive loss	(185)	—	(6,505)	(6,690)

Balance at September 30, 2021	$31	$(3,286)	$34,624	$31,369

It should be noted that the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2022 and September 30, 2021 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(3)	$(11)	$(10)	$(25)
Other-than-temporary impairment loss	—	—	—	—
Income (loss) from continuing operations before income tax expense (benefit)	(3)	(11)	(10)	(25)
Income tax expense (benefit)	—	—	—	—
Income (loss) from continuing operations	(3)	(11)	(10)	(25)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$(3)	$(11)	$(10)	$(25)

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

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PW I, PWSC and Trinity (collectively, "Extended Warranty").  As discussed in  Note 5 , " Acquisitions, Disposal and Discontinued Operations ," the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the unaudited interim consolidated statements of operations and the segment disclosures through the disposal date.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all fifty states.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix.  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in 24 states and 4 countries. All services are delivered by employees who are located in the United States.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2022 and September 30, 2021 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Extended Warranty:
Service fee and commission revenue	$18,578	$17,627	$56,308	$54,956
Total Extended Warranty	18,578	17,627	56,308	54,956
Leased Real Estate:
Rental revenue	3,633	3,341	10,933	10,023
Total Leased Real Estate	3,633	3,341	10,933	10,023
Kingsway Search Xcelerator:
Service fee and commission revenue	3,818	—	12,134	—
Total Kingsway Search Xcelerator	3,818	—	12,134	—
Total revenues	$26,029	$20,968	$79,375	$64,979

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income (loss) from continuing operations for the three and nine months ended September 30, 2022 and September 30, 2021 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Segment operating income:
Extended Warranty (a)	$2,461	$1,400	$7,120	$9,310
Leased Real Estate (b)	894	1,095	3,304	86
Kingsway Search Xcelerator	723	—	2,422	—
Total segment operating income	4,078	2,495	12,846	9,396
Net investment income	463	389	1,547	1,213
Net realized gains	797	159	1,035	397
Loss on change in fair value of equity investments	(5)	(39)	(53)	(235)
Gain on change in fair value of limited liability investments, at fair value	195	1,211	368	1,740
Gain on change in fair value of real estate investments	1,488	—	1,488	—
Gain on change in fair value of derivative asset option contracts	13,498	—	13,498	—
Interest expense not allocated to segments	(2,139)	(1,497)	(5,207)	(4,642)
Other revenue and expenses not allocated to segments, net	(7,242)	(2,556)	(13,487)	(8,308)
Amortization of intangible assets	(1,409)	(2,432)	(4,397)	(3,425)
Loss on change in fair value of debt	(1,794)	(412)	(4,992)	(2,169)
Gain on disposal of subsidiary	37,917	—	37,917	—
Gain on extinguishment of debt not allocated to segments	—	—	—	311
Income (loss) from continuing operations before income tax expense (benefit)	45,847	(2,682)	40,563	(5,722)
Income tax expense (benefit) (b)	6,074	(2,456)	5,659	(6,139)
Income (loss) from continuing operations	$39,773	$(226)	$34,904	$417

(a)

For the nine months ended September 30, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain on extinguishment of debt totaled $7.1 million for the nine months ended September 30, 2021.  SeeNote 11, "Debt," for further discussion.

(b)	For the nine months ended September 30, 2021, includes $2.9 million expense due to the release of an indemnification receivable, which is exactly offset in net income by an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets.

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, real estate investments, subordinated debt, stock-based compensation liabilities, derivative contracts (interest rate swap and trust preferred debt repurchase options) and contingent consideration are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

Stock-based compensation liabilities- Certain of the restricted stock awards granted by PWSC were classified as a liability prior to the sale of PWSC on July 29, 2022. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  The fair value of the restricted stock awards granted by PWSC were estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified restricted stock awards are categorized in Level 3 of the fair value hierarchy.

Derivative contract - interest rate swap - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables and accrued expenses and other liabilities in the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

Derivative contracts - trust preferred debt repurchase options - As described in Note 10, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  The TruPs Options contracts are measured and reported at fair value and are included in other assets in the consolidated balance sheet at September 30, 2022. The fair value of the TruPs Options contracts are estimated using the binomial lattice model.  Key inputs in the valuation include credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	September 30, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$14,594	$—	$14,594	$—	$—
States, municipalities and political subdivisions	2,144	—	2,144	—	—
Mortgage-backed	8,178	—	8,178	—	—
Asset-backed	1,622	—	1,622	—	—
Corporate	10,190	—	10,190	—	—
Total fixed maturities	36,728	—	36,728	—	—
Equity investments:
Common stock	126	126	—	—	—
Total equity investments	126	126	—	—	—
Limited liability investments, at fair value	19,182	—	—	3,215	15,967
Real estate investments	12,150	—	—	12,150	—
Derivative contract - interest rate swap	342	—	342	—	—
Derivative contract - trust preferred debt repurchase options	15,802	—	—	15,802	—
Total assets	$84,330	$126	$37,070	$31,167	$15,967

Liabilities:
Subordinated debt	$62,302	$—	$62,302	$—	$—
Contingent consideration	3,977	—	—	3,977	—
Stock-based compensation liabilities	—	—	—	—	—
Total liabilities	$66,279	$—	$62,302	$3,977	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(in thousands)	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$16,223	$—	$16,223	$—	$—
States municipalities and political subdivisions	1,878	—	1,878	—	—
Mortgage-backed	7,629	—	7,629	—	—
Asset-backed	445	—	445	—	—
Corporate	9,491	—	9,491	—	—
Total fixed maturities	35,666	—	35,666	—	—
Equity investments:
Common stock	171	171	—	—	—
Warrants	8	—	8	—	—
Total equity investments	179	171	8	—	—
Limited liability investments, at fair value	18,826	—	—	4,022	14,804
Real estate investments	10,662	—	—	10,662	—
Total assets	$65,333	$171	$35,674	$14,684	$14,804

Liabilities:
Subordinated debt	$60,973	$—	$60,973	$—	$—
Contingent consideration	2,458	—	—	2,458	—
Stock-based compensation liabilities	1,402	—	—	1,402	—
Derivative contract - interest rate swap	14	—	14	—	—
Total liabilities	$64,847	$—	$60,987	$3,860	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2022 and September 30, 2021:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,413	$3,302	$4,022	$3,263
Distributions received	(250)	(80)	(461)	(313)
Realized gains included in net income (loss)	250	80	447	290
Change in fair value of limited liability investments, at fair value included in net income (loss)	(198)	442	(793)	504
Ending balance	$3,215	$3,744	$3,215	$3,744
Unrealized (gains) losses on limited liability investments, at fair value held at end of period:
Included in net income (loss)	$(198)	$442	$(793)	$504
Included in other comprehensive (loss) income	$—	$—	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662	$10,662	$10,662
Change in fair value of real estate investments included in net income (loss)	1,488	—	1,488	—
Ending balance	$12,150	$10,662	$12,150	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net income (loss)	$1,488	$—	$1,488	$—
Included in other comprehensive (loss) income	—	—	—	—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—	$—	$—
Purchase of options	2,304	—	2,304	—
Initial valuation of options included in net income (loss)	11,412	—	11,412	—
Change in fair value of derivative assets included in net income (loss)	2,086	—	2,086	—
Ending balance	$15,802	$—	$15,802	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net income (loss)	$13,498	$—	$13,498	$—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$31,167	$14,406	$31,167	$14,406
Liabilities:
Contingent consideration:
Beginning balance	$3,959	$—	$2,458	$—
Change in fair value of contingent consideration included in net income (loss)	18	—	1,519	—
Ending balance	$3,977	$—	$3,977	$—
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net income (loss)	$18	$—	$1,519	$—
Included in other comprehensive (loss) income	$—	$—	$—	$—
Stock-based compensation liabilities:
Beginning balance	$1,475	$1,134	$1,402	$443
Change in fair value of stock-based compensation liabilities included in net income (loss)	2,707	172	2,780	863
Stock-based compensation liabilities disposed of related to PWSC	(4,182)	—	(4,182)	—
Ending balance	$—	$1,306	$—	$1,306
Unrealized gains recognized on stock-based compensation liabilities held at end of period:
Included in net income (loss)	$2,707	$172	$2,780	$863
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - liabilities	$3,977	$1,306	$3,977	$1,306

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,215	Market approach	Valuation multiples	1.0x - 9.0x
Real estate investments	$12,150	Market and income approach	Cap rates	7.5%
Derivative - trust preferred debt repurchase options	$15,802	Binomial lattice option approach	Credit spread	10.47%
			Interest rate volatility	2.3%
			Debt coupon interest rate	7.71%-7.85%
			Time to maturity (in years)	10.6 - 10.84
Contingent consideration	$3,977	Option-based income approach	Discount rate	7.00%
			Risk-free rate	4.18%
			Expected volatility	0.13

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

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

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$15,967	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,804	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2022 and September 30, 2021. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  September 30, 2022 and December 31, 2021, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2022 and the year ended  December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(b)	VA Lafayette (formerly RoeCo)

On December 30 2021, the Company closed on an agreement to acquire 100% of the membership interests in VA Lafayette from a current holder of the Company’s Preferred Shares (refer to Note 5, "Acquisitions, Disposal and Discontinued Operations," for further detail).  The Company determined the acquisition was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions.

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

Aegis

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement.  During the third quarter of 2021, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement. During the first and third quarters of 2022, the Company made reimbursement payments to Aegis of $0.1 million and $0.1 million, respectively, in connection with the Settlement Agreement, which are included in general and administrative expenses in its consolidated statement of operations for the nine months ended September 30, 2022. The Company’s potential exposure under these agreements was not reasonably determinable at September 30, 2022, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2022.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2022

(b)    Guarantees:

Mendota

As part of the October 18, 2018 transaction to sell Mendota, the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims is $2.5 million.  Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease, as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million at September 30, 2022, which is included in accrued expenses and other liabilities in the unaudited consolidated balance sheet and loss on disposal of discontinued operations in the unaudited consolidated statement of operations for the three months ended  September 30, 2022.  Per the terms of the agreement, no payment is due until the first quarter of 2023.  There were no payments made by the Company related to the open claims during the nine months ended September 30, 2022 and September 30, 2021.

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at September 30, 2022 and December 31, 2021, were on deposit with state regulatory authorities.

The Company also has restricted cash of $13.2 million and $17.3 million at September 30, 2022 and December 31, 2021, respectively. Included in restricted cash are:

•	$8.6 million and $12.6 million at September 30, 2022 and December 31, 2021, respectively, held as deposits by IWS, Geminus, PWI, PWSC ( December 31, 2021 only) and Ravix;
•	$1.9 million at both September 30, 2022 and December 31, 2021, on deposit with state regulatory authorities; and
•

$2.7 million and $2.8 million at September 30, 2022 and December 31, 2021, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 22 SUBSEQUENT EVENT

On November 1, 2022, CSuite Acquisition, LLC ("CSuite LLC”), a newly formed subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the "Agreement") with Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015 (the "Cohen Garden Trust"), Realized Potential, LLC, a Delaware limited liability company ("Realized Potential" and, together with the Cohen Garden Trust, the "Sellers"), and Arthur J. Cohen, in his capacity as the Sellers’ Representative ("Sellers’ Representative") pursuant to which CSuite LLC acquired all of the outstanding equity interests of CSuite Financial Partners, LLC (the "CSuite Interests").

Pursuant to the terms of the Agreement, as consideration for the CSuite Interests, CSuite LLC paid to the Sellers aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments (the "Closing Consideration"), but inclusive of $0.9 million for cash on hand at close.  The Closing Consideration was paid using cash on hand.  CSuite LLC will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million (the "Earnout Payments"), which is subject to certain conditions, including the successful achievement of gross profit for CSuite Financial Partners, LLC during the three-year period commencing on the first full calendar month following the date of the Agreement. The Sellers may become entitled to a portion of the Earnout Payments based on the successful achievement of a minimum level of gross profit during the first six months following the date of the Agreement, but in no event shall the Earnout Payments exceed $3.6 million in the aggregate.

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

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). As discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the unaudited interim consolidated statements of operations and the segment disclosures through the disposal date.  Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment.

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

Kingsway Search Xcelerator includes the Company's subsidiary, Ravix Financial, Inc. ("Ravix").  Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in 24 states and 4 countries.  All services are delivered by employees who are located in the United States.  Throughout Management's Discussion and Analysis, the term "Kingsway Search Xcelerator" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.

NON-U.S. GAAP FINANCIAL MEASURE

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. Our unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In addition to the U.S. GAAP presentationof net income (loss), we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segmentin Note 18, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is income (loss) from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains, loss on change in fair value of equity investments, gain on change in fair value of limited liability investments, at fair value, gain on change in fair value of real estate investments, gain on change in fair value of derivative asset option contracts, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt, gain on disposal of subsidiary and gain on extinguishment of debt not allocated to segments. A reconciliation of total segment operating income to income (loss) from continuing operations before income tax expense (benefit) for the three and nine months ended September 30, 2022 and September 30, 2021 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include the valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of real estate investments; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; fair value assumptions for derivative financial instruments; contingent consideration; and revenue recognition. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

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

Derivative Financial Instruments:

Derivative financial instruments include interest rate swap contact and the trust preferred debt repurchase options.  The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts. See Note 10, "Derivatives" and "Note 19 ,"Fair Value of Financial Instruments" to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income (loss) for the three and nine months ended September 30, 2022 and September 30, 2021 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Segment operating income:
Extended Warranty	$2,461	$1,400	$1,061	$7,120	$9,310	$(2,190)
Leased Real Estate	894	1,095	(201)	3,304	86	3,218
Kingsway Search Xcelerator	723	—	723	2,422	—	2,422
Total segment operating income	4,078	2,495	1,583	12,846	9,396	3,450
Net investment income	463	389	74	1,547	1,213	334
Net realized gains	797	159	638	1,035	397	638
Loss on change in fair value of equity investments	(5)	(39)	34	(53)	(235)	182
Gain on change in fair value of limited liability investments, at fair value	195	1,211	(1,016)	368	1,740	(1,372)
Gain on change in fair value of real estate investments	1,488	—	1,488	1,488	—	1,488
Gain on change in fair value of derivative asset option contracts	13,498	—	13,498	13,498	—	13,498
Interest expense not allocated to segments	(2,139)	(1,497)	(642)	(5,207)	(4,642)	(565)
Other revenue and expenses not allocated to segments, net	(7,242)	(2,556)	(4,686)	(13,487)	(8,308)	(5,179)
Amortization of intangible assets	(1,409)	(2,432)	1,023	(4,397)	(3,425)	(972)
Loss on change in fair value of debt	(1,794)	(412)	(1,382)	(4,992)	(2,169)	(2,823)
Gain on disposal of subsidiary	37,917	—	37,917	37,917	—	37,917
Gain on extinguishment of debt not allocated to segments	—	—	—	—	311	(311)
Income (loss) from continuing operations before income tax expense (benefit)	45,847	(2,682)	48,529	40,563	(5,722)	46,285
Income tax expense (benefit) (b)	6,074	(2,456)	8,530	5,659	(6,139)	11,798
Income (loss) from continuing operations	39,773	(226)	39,999	34,904	417	34,487
Loss on disposal of discontinued operations, net of taxes	(2,500)	—	(2,500)	(2,500)	—	(2,500)
Net income (loss)	$37,273	$(226)	$37,499	$32,404	$417	$31,987

Segment Operating Income, Income (Loss) from Continuing Operations and Net Income (Loss)

In the third quarter of 2022, we reported segment operating income of $4.1 million, an increase of $1.6 million from the same period in 2021 ($12.8 million year to date, an increase of$3.5 million compared to prior year to date).  The increase for the three months ended September 30, 2022 is primarily due to the following items:

•	Increased operating income in Extended Warranty and operating income from Kingsway Search Xcelerator (resulting from the Ravix acquisition in October 2021); both of which were partially offset by;
•	Decreased operating income in Leased Real Estate and the disposal of PWSC as of July 29, 2022.

The increase in operating income for the nine months ended September 30, 2022 compared to the same period in 2021 was impacted by the following items:

•

2021 operating income for the year to date in Leased Real Estate includes a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million);

•	Increased operating income in Leased Real Estate and operating income from Kingsway Search Xcelerator (resulting from the Ravix acquisition in October 2021) in 2022;
•	2021 operating income for the year to date in Extended Warranty segment includes a gain on extinguishment of debt of $2.2 million, related to Paycheck Protection Program ("PPP") loan forgiveness;
•

2022 operating income for the year to date includes a reduction to IWS operating income of $0.9 million, due to a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees; and

•	The disposal of PWSC as of July 29, 2022.

In the third quarter of 2022, we reported income from continuing operations of $39.8 million compared to loss from continuing operations of $0.2 million in the third quarter of 2021. The income from continuing operations for the three months ended September 30, 2022is primarily due to:

•	A gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC;
•	A gain on change in fair value of derivative asset option contracts of $13.5 million, related to the trust preferred debt repurchase options; and
•	Segment operating income of $4.1 million,
•	All of which was partially offset by an increase in other revenue and expenses not allocated to segments, net.

See Note 5, " Acquisitions, Disposal and Discontinued Operations," and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the PWSC disposal and trust preferred debt repurchase options.

During the third quarter of 2021, the Company completed its fair value analysis of the assets acquired and liabilities assumed in its acquisition of PWI, which resulted in PWI recording a $3.6 million reduction to deferred service fees that will be amortized over time.  As a result, PWI recorded a $1.9 million non-cash, cumulative reduction to service fee and commission revenue during the three months ended September 30, 2021.  Of this amount, $1.4 million relates to the period from acquisition through June 30, 2021 and $0.4 million relates to the period from July 1, 2021 through September 30, 2021.

The loss from continuing operations for the three months ended September 30, 2021 is primarily due to recording a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting, interest expense not allocated to segments, other revenue and expenses not allocated to segments, net and increased amortization expense as a result of a $1.9 million non-cash, cumulative adjustment related to finalizing the PWI purchase accounting, partially offset by operating income in Extended Warranty and Leased Real Estate, gain on change in fair value of limited liability investments, at fair value and income tax benefit.

For the nine months ended  September 30, 2022, we reported income from continuing operations of $34.9 million compared to  $0.4 million for the nine months ended September 30, 2021. The income from continuing operations for the nine months ended  September 30, 2022 is primarily due to gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC, gain on change in fair value of derivative asset option contracts of  $13.5  million, related to the trust preferred debt repurchase options, and  segment operating income which increased by $3.5 million, that was partially offset by:

•	Interest expense not allocated to segments;
•

Other revenue and expenses not allocated to segments, net, which includes a $4.7 million increase in the fair value of previously-granted awards to PWSC employees that are accounted for on a fair value basis and $1.5 million of expense due to the increase in fair value of the Ravix contingent consideration;

•	Loss on change in fair value of debt which increased by $2.8 million; and
•	Income tax expense which increased by $11.8 million. The income tax expense in 2022 is primarily due to the state tax expense associated with the sale of PWSC on July 29, 2022 and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale. The income tax benefit in 2021 is primarily due to the resolution of certain uncertain tax positions during the period ended September 30, 2021.

The income from continuing operations for the nine months ended September 30, 2021 is primarily due to operating income in Extended Warranty (which includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness) and Leased Real Estate that was negatively impacted by recording a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting, net investment income, gain on change in fair value of limited liability investments, at fair value and income tax benefit, partially offset by interest expense not allocated to segments, other revenue and expenses not allocated to segments, net, increased amortization of intangible assets as a result of a $1.9 million non-cash,  cumulative adjustment related to finalizing the PWI purchase accounting and loss on change in fair value of debt.

KINGSWAY FINANCIAL SERVICES INC.

In the third quarter of 2022, we reported net income of $37.3 million compared to net loss of $0.2 million in the third quarter of 2021 (net income of $32.4 millionyear to date compared to net income of $0.4 million prior to date).  In addition to the items described above impacting income from continuing operations, the net income for the three and nine months ended September 30, 2022 includes a loss on discontinued operations, net of taxes of $2.5 million.  The loss on discontinued operations is related to a liability recorded at September 30, 2022 regarding the Company's obligation to indemnify a former subsidiary for open claims.  See Note 5, " Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 5.7% (or $1.0 million) to $18.6 million for the three months ended September 30, 2022 compared with $17.6 million for the three months ended September 30, 2021 ($56.3 million year to date compared to $55.0 million prior year to date). Service fee and commission revenue was impacted by the following for the three and nine months ended September 30, 2022:

•	A $2.0 million increase at PWI for the three months ended September 30, 2022 (an increase of $1.8 million year to date). During the third quarter of 2021, PWI recorded a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting. The increase in revenue was partially offset by the continued supply-chain issues in the automotive industry, resulting in significant increases in the prices of used automobiles (PWI’s primary market), making it difficult for smaller automobile dealers to obtain inventory and, therefore, putting downward pressure on PWI’s revenue;

•	A $0.3 million increase at IWS for the three months ended September 30, 2022 (a decrease of $0.1 million year to date). During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS year to date revenue of $1.2 million. This reduction was partially offset by an increase in revenue due primarily to an increase in the number of VSAs written in 2022, as sales volume continues to trend up towards pre-COVID levels. While IWS’ market has been impacted by macro-economic conditions brought on by the continued COVID-19 pandemic, IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions;

•
A $0.1 million increase at Trinity for the three months ended September 30, 2022 (an increase of $1.5 million year to date), primarily driven by a $0.2 million increase in its equipment breakdown and maintenance support services, as Trinity continues to recover from the original impacts of the COVID-19 pandemic ($1.3 million increase year to date);

•
A $1.3 million decrease at PWSC for the three months ended September 30, 2022 (a decrease of $1.0 million year to date) primarily due to the sale of PWSC on July 29, 2022.  Due to the sale, the financial results for PWSC are only included through the disposal date; and

•

A $0.2 million decrease at Geminus for the three months ended September 30, 2022 (a decrease of $0.8 million year to date), which is being impacted by similar macro-economic conditions as explained above for PWI.

The Extended Warranty operating income was $2.5 million for the three months ended September 30, 2022 compared with $1.4 million for the three months ended September 30, 2021 ($7.1 million year to date compared to $9.3 million prior year to date). The 2021 operating income results include a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.

Operating income was primarily impacted by the following:

•	Inclusion of Paycheck Protection Program ("PPP") loan forgiveness related to Extended Warranty companies of $2.2 million for the nine months ended September 30, 2021;

•	A $1.6 million increase at PWI to $0.6 million for the three months ended September 30, 2022 (an increase of $0.6 million year to date to $1.6 million). The 2021 results include a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting. The operating income for the three and nine months ended September 30, 2022 was impacted by an increase in claims authorized on vehicle service agreements (decreased volume of claims that was offset by a higher average cost per claim) and higher commission expense compared with the same periods in 2021;

•	A $0.3 million increase at IWS to $1.1 million for the three months ended September 30, 2022 (an increase of $0.2 million year to date to $2.4 million), primarily due to increased revenue. During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million for the nine months ended September 30, 2022. For the quarter and year to date, IWS had an increase in commission expense and claims authorized on vehicle service agreements increased slightly, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim;

•	A less than $0.1 million increase at Trinity to $0.6 million for the three months ended September 30, 2022 (an increase of $0.2 million year to date to $1.4 million), primarily due to an increase in revenue that was partially offset by an increase in cost of services sold and higher general and administrative expenses compared with the same periods in 2021;

•

A $0.6 million decrease at PWSC to an operating loss of $0.1 million for the three months ended September 30, 2022 (a decrease of $0.5 million year to date to $0.9 million), primarily due to the sale of PWSC on July 29, 2022.  Due to the sale, the financial results for PWSC are only included through the disposal date; and

•

A $0.2 million decrease at Geminus to $0.3 million for the three months ended September 30, 2022 (a decrease of $0.5 million year to date to $0.9 million), due to a decrease in revenue that was partially offset by a slight decrease in claims authorized on vehicle service agreements and slightly lower general and administrative expenses.

KINGSWAY FINANCIAL SERVICES INC.

Leased Real Estate

Leased Real Estate rental revenue was $3.6 million and $3.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively ($10.9 million and $10.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively).  The rental income is derived from Leased Real Estate's long-term leases.  The increase in rental income is due to the inclusion of VA Lafayette during 2022 following its acquisition on December 30, 2021.

Leased Real Estate operating income was$0.9million for the three months ended September 30, 2022 compared to $1.1 million for the three months ended September 30, 2021 ($3.3 million year to date compared to $0.1 million prior year to date).  Leased Real Estate operating income includes interest expense of $1.7 million and $1.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively ($5.0 million and $4.6 million for the nine months ended September 30, 2022and September 30, 2021, respectively).

The operating income for the three and nine months ended September 30, 2022 was impacted by the following:

•	An increase in general and administrative expenses compared to the same period in 2021;
•	The operating income for the nine months ended September 30, 2021 includes a $2.9 million expense recorded during the second quarter of 2021 to write-off an indemnification receivable (which is exactly offset by a tax benefit of $2.9 million in net income), as well as management expense of $0.5 million for the nine months ended September 30, 2021 as a result of the March settlement agreement. The operating income for the nine months ended September 30, 2021 also includes a $0.6 million benefit recorded in 2021 related to the finalization of management fees and legal expenses associated with the settlement of CMC litigation (see Note 21, "Commitments and Contingencies," to the unaudited consolidated interim financial statements, for further information on the settlement); and
•	An increase in rental revenue for the three and nine months ended September 30, 2022 due to the inclusion of VA Lafayette in 2022 following its acquisition on December 30, 2021.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue was $3.8 million and $12.1 million for the three and nine months ended September 30, 2022, respectively, and is derived from the Company's subsidiary, Ravix, that was acquired on October 1, 2021. Kingsway Search Xcelerator operating income was $0.7 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

Net Investment Income

Net investment income was $0.5 million in the third quarter of 2022 compared to $0.4 million in the third quarter of 2021 ($1.5 million year to date compared to $1.2 million prior year to date). The increase in net investment income for the three months ended September 30, 2022 relates to slightly higher investment income from fixed maturities as a result of general changes in market conditions.  The increase in net investment income for the nine months ended September 30, 2022 relates primarily to higher investment income from the Company's limited liability investments and fixed maturities, partially offset by a decrease in investment income from the Company's limited liability investments, at fair value.  Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

Net Realized Gains

Net realized gains were $0.8 million in the third quarter of 2022 compared to $0.2 million in the third quarter of 2021 ($1.0 million year to date compared to $0.4 million prior year to date).  The net realized gains for the three and nine months ended September 30, 2022 primarily relate to net realized gains on sales of limited liability investments, distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions and realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings").

The net realized gains for the three and nine months ended September 30, 2021 primarily relate to realized gains recognized by Argo Holdings and distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.2 million in the third quarter of 2022 compared to $1.2 million in the third quarter of 2021 ($0.4 million year to date compared to $1.7 million prior year to date). The gain for the three months ended September 30, 2022 represents an increase in fair value of $0.4 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by a decrease in fair value of $0.2 million related to Argo Holdings. The gain for the three months ended September 30, 2021 represents an increase in fair value of $0.8 million related to Net Lease due to net cash proceeds received in excess of the carrying value from the sale of one of the properties and a reduction in debt at one of the underlying LLC's, and an increase in fair value of $0.4 million related to Argo Holdings.

The gain for the nine months ended September 30, 2022 represents an increase in fair value of $1.2 million related to Net Lease, partially offset by a decrease in fair value of $0.8 million related to Argo Holdings.  The gain for the nine months ended September 30, 2021 represent increases in fair value of $1.2 million related to Net Lease and $0.5 million related to Argo Holdings.

KINGSWAY FINANCIAL SERVICES INC.

Gain on Change in Fair Value of Real Estate Investments

Gain on change in fair value of real estate investments was $1.5 million for the three and nine months ended  September 30, 2022 compared to zero for the three and nine months ended September 30, 2021.  Real estate investments represent investment real estate properties held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower").  The Company consolidates the financial statements of Flower on a three-month lag.  The increase in fair value is attributable to the sale of the real estate investment properties for $12.2 million, which closed on September 29, 2022.  Given the proximity of the sale to September 30, 2022, the Company believes the selling price is the best indication of fair value at June 30, 2022 for Flower which is recorded on a three-month lag in the September 30, 2022 consolidated balance sheet.  As a result of the three month lag, the Company will record the sale transaction in its fourth quarter 2022 financial statements.

Gain on Change in Fair Value of Derivative Asset Option Contracts

Gain on change in fair value of derivative asset option contracts was  $13.5  million for the three and nine months ended  September 30, 2022 compared to zero for the three and nine months ended September 30, 2021 due to the fact that  the Company entered into three trust preferred debt repurchase option agreements during the third quarter of 2022.  The amount relates to the difference between the value of the option at date of inception and the cash consideration paid of $11.4 million, as well as the subsequent change in fair value of $2.1 million as of September 30, 2022 .

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

Interest Expense not Allocated to Segments

Interest expense not allocated to segments for the third quarter of 2022 was $2.1 million compared to $1.5 million in the third quarter of 2021 ($5.2 million year to date compared to $4.6 million prior year to date).  This includes interest on all debt except for interest on the Mortgage, Additional Mortgage, and LA Mortgage, all of which is included in the Real Estate Segment.

The increase for the three and nine months ended September 30, 2022 is primarily attributable higher interest expense related to the Company's subordinated debt, which resulted from higher London interbank offered interest rates for three-month U.S. dollar deposits ("LIBOR") during the three and nine months ended September 30, 2022 compared to the same periods in 2021 This increase was partially offset by an increase in fair value of the interest rate swap related to the Company's 2020 KWH bank loan, which resulted in lower interest expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Interest expense not allocated to segments for the nine months ended September 30, 2022 also includes $0.2 million related to the Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 6.00%).

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $7.2 million in the third quarter of 2022 compared to $2.6 million in the third quarter of 2021 ($13.5 million year to date compared to $8.3 million prior year to date).  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The increase in net expense for the three months ended September 30, 2022 is primarily attributable to a $4.8 million increase in the fair value of previously-granted awards to PWSC employees that are accounted for on a fair value basis during the three months ended September 30, 2022 compared to same period in 2021.

The increase in net expense for the nine months ended September 30, 2022 is primarily attributable to a $4.7 million increase in the fair value of previously-granted awards to PWSC employees that are accounted for on a fair value basis and an increase in the fair value of the Ravix contingent consideration liability of $1.5 million, partially offset by lower expense related to restricted stock awards of officers of the Company during the nine months ended September 30, 2022 compared to same period in 2021.

KINGSWAY FINANCIAL SERVICES INC.

Amortization of Intangible Assets

Amortization of intangible assets was $1.4 million in the third quarter of 2022 compared to $2.4 million in the third quarter of 2021 ($4.4 million year to date compared to $3.4 million prior year to date).

During the third quarter of 2021, the Company finalized its fair value analysis of the assets acquired and liabilities assumed in its December 1, 2020 acquisition of PWI, which resulted in the Company recording (i) $1.3 million of amortization expense during the third quarter of 2021 for the period from the date of acquisition through June 30, 2021 and (ii) $0.6 million of amortization expense during the third quarter of 2021 for the period July 1, 2021 through September 30, 2021 related to the intangible assets identified.

The higher amortization expense for the nine months ended September 30, 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of Ravix effective October 1, 2021 and VA Lafayette effective December 30, 2021.  During the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.9 million, respectively, of amortization expense related to the intangible assets identified as part of the acquisitions of Ravix and VA Lafayette.

See Note 5, "Acquisitions" to the consolidated financial statements in the 2021 Annual Report for further details on the Company’s acquisitions of PWI, Ravix and VA Lafayette.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was $1.8 million in the third quarter of 2022 compared to $0.4 million in the third quarter of 2021 ($5.0 million year to date compared to $2.2 million prior year to date). The loss for three and nine months ended September 30, 2022 and September 30, 2021 reflect increases in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	Result	Result	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Increase to fair value	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Decrease to fair value	Decrease to fair value	Increase to fair value

See "Debt" section below for further information.

Gain on Disposal of Subsidiary

On July 29, 2022, the Company sold its 80% majority-owned subsidiary, PWSC.  As a result of the sale, the Company recognized a net gain on disposal of $37.9 million during the three months ended September 30, 2022.  The sale of PWSC did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.

See  Note 5 , " Acquisitions, Disposal and Discontinued Operations ," to the unaudited consolidated interim financial statements, for further discussion of the PWSC disposal.

Gain on Extinguishment of Debt not Allocated to Segments

For the nine months ended September 30, 2021, gain on extinguishment of debt not allocated to segments consists of a $37.9 million gain (recorded in the first quarter of 2021) on forgiveness of the balance of the holding company's loan obtained through the PPP.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Income Tax Expense (Benefit)

Income tax expense for the third quarter of 2022 was $6.1 million compared to income tax benefit of $2.5 million in the third quarter of 2021 (income tax expense of $5.7 million year to date compared to income tax benefit of $6.1 million prior year to date). For the three months ended September 30, 2022, the Company reported income tax expense primarily due to the state tax expense associated with the sale of PWSC during the period and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale.  For the three months ended September 30, 2021, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards. In addition, during the three months ended September 30, 2021, the Company recorded an income tax benefit of $2.9 million for the release of a liability that had been included in income taxes payable in the consolidated balance sheets. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and nine months ended September 30, 2022 and September 30, 2021.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2021 Annual Report for an overview of how we account for our various investments.

At September 30, 2022, we held cash and cash equivalents, restricted cash and investments with a carrying value of $132.2 million.

Investments held by our insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), must comply with domiciliary state regulations that prescribe the type, quality and concentration of investments. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	September 30, 2022	% of Total	December 31, 2021	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	14,594	11.0%	16,223	16.5%
States, municipalities and political subdivisions	2,144	1.6%	1,878	1.9%
Mortgage-backed	8,178	6.2%	7,629	7.8%
Asset-backed	1,622	1.2%	445	0.5%
Corporate	10,190	7.7%	9,491	9.7%
Total fixed maturities	36,728	27.8%	35,666	36.4%
Equity investments:
Common stock	126	0.1%	171	0.2%
Warrants	—	—%	8	0.0%
Total equity investments	126	0.1%	179	0.2%
Limited liability investments	1,010	0.8%	1,901	1.9%
Limited liability investments, at fair value	19,182	14.5%	18,826	19.1%
Investments in private companies	790	0.6%	790	0.8%
Real estate investments	12,150	9.2%	10,662	10.8%
Other investments	204	0.2%	256	0.3%
Short-term investments	157	0.1%	157	0.1%
Total investments	70,347	53.2%	68,437	69.6%
Cash and cash equivalents	48,640	36.8%	12,642	12.9%
Restricted cash	13,165	10.0%	17,257	17.5%
Total	132,152	100.0%	98,336	100.0%

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

As a result of the analysis performed, the Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of zero and less than $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively (less than $0.1 million and $0.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments, limited liability investments, investments in private companies and other investments for the three and nine months ended September 30, 2022 and September 30, 2021.

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

At September 30, 2022 and December 31, 2021, the gross unrealized losses for fixed maturities amounted to $2.8 million and $0.3 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of September 30, 2022 and December 31, 2021, all unrealized losses on individual investments were considered temporary.

DEBT

See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan").  The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2022, the interest rate was 5.33%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "Ravix Loan").  The Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 6.00%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The revolver matures on October 1, 2023 and the term loan matures on October 1, 2027.

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

On January 5, 2015, Flower Portfolio 001, LLC ("Flower") assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties ("the Flower Note"). The Flower Note matures on December 10, 2031 and has a fixed interest rate of 4.81%. On September 29, 2022, Flower sold its investment real estate properties and used a portion of the sales proceeds to repay the unpaid principal balance of the Flower Note.  Since the Company reports the financial statements of Flower on a three-month lag, the consolidated balance sheet continues to report the carrying value of the Flower Note at September 30, 2022 of $6.0 million, which represents its unpaid principal balance at June 30, 2022.

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At September 30, 2022 and December 31, 2021, deferred interest payable of $23.2 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest.  Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company has agreed that any repurchase made will be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ("May Termination Date"), all interest on the four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company has until the May Termination Date to execute the repurchases.  If the Company repurchases less than $30.0 million of principal and deferred interest, or fails to purchase any principal or deferred interest within one year, then the $2.0 million paid is forfeited.  If the Company repurchases an amount equal to or great than $30.0 million, then the $2.0 million paid would be applied to such repurchases.

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held. The September 20, 2020 agreement is subject to the same terms and conditions as the August 2, 2022 and no additional consideration was paid.

On September 26, 2022, the Company entered into an agreement with a holder of a portion of one of the TruPs that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest.

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company will have no obligation to pay any such accrued interest with respect to the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company has until the May Termination Date to execute the repurchase.  If the Company fails to purchase any principal or deferred interest before the May Termination Date, then the $0.3 million paid is forfeited.  If the Company repurchases any of the TruPs, then the $0.3 million paid would be applied to any repurchases.

If the Company is able to secure an agreement with the holders of the remaining trust preferred debt instrument to repurchase all of their outstanding principal and deferred interest within four months of August 4, 2022, then the price paid in accordance with the August 2, 2022 agreement and the September 20, 2022 agreement would increase to 64.5%.

KINGSWAY FINANCIAL SERVICES INC.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At September 30, 2022, the carrying value of the subordinated debt is $62.3 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 19, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the nine months ended September 30, 2022, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during the nine months ended September 30, 2022, along with the passage of time, contributed to the $1.3 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and September 30, 2022.

Of the $1.3 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and September 30, 2022, $3.7 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive income (loss) and $5.0 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC.

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital raising, disposal of subsidiaries, investment maturities and investment income, and other returns received on investments and from the sale of investments.

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

Cash Flows

During the nine months ended September 30, 2022, the Company reported $9.3 million of net cash provided by operating activities, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the nine months ended September 30, 2021, the Company reported $8.0 million of net cash used in operating activities, primarily due to $10.6 million prepaid management fees recorded during the second quarter of 2021.  The $10.6 million was only paid because of the gross proceeds received under the Additional Mortgage (see explanation of cash provided by financing activities below), of which the Company retained $2.7 million.

During the nine months ended September 30, 2022, the net cash provided by investing activities was $33.6 million. This source of cash is primarily attributed to the net cash proceeds received, net of cash disposed of from the sale of PWSC, of $35.2 million.  This source of cash was partially offset by purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.  During the nine months ended September 30, 2021, the net cash provided by investing activities was $2.7 million. This source of cash was primarily attributed to distributions received by Net Lease from two of its limited liability investment companies of $16.3 million during 2021, partially offset by purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities.

During the nine months ended September 30, 2022, the net cash used in financing activities was $11.0 million. This use of cash was primarily attributed to principal repayment on bank loans of $5.0 million, principal repayments on notes payable of $4.7 million and distributions to noncontrolling interest holders of $1.0 million.  During the nine months ended September 30, 2021, the net cash used in financing activities was $3.3 million. This use of cash was primarily attributed to principal repayment on bank loan of $3.1 million, principal repayments of $12.6 million on the notes payable, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $3.6 million relating to principal paydowns on the Mortgage, Additional Mortgage and the Flower Note and distributions to noncontrolling interest holders of $2.1 million; partially offset by net proceeds from notes payable of $13.3 million related to the Additional Mortgage and proceeds from the exercise of warrants of $1.8 million.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development.  As a result of the newly provided information, the Company recorded a liability of $2.5 million at September 30, 2022, which is included in accrued expenses and other liabilities in the unaudited consolidated balance sheet and loss on disposal of discontinued operations in the unaudited consolidated statement of operations for the three months ended September 30, 2022.  There were no payments made by the Company related to the open claims during the nine months ended September 30, 2022 and September 30, 2021.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $44.6 millionand $2.2 million at September 30, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $48.6 million and $12.6 million reported at September 30, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

The holding company’s liquidity at September 30, 2022 represents only actual cash on hand and does not include cash that would be made available to the holding company from the sale of investments owned by the holding company. In addition, the holding company has access to some of the operating cash generated by the Extended Warranty and Kingsway Search Xcelerator subsidiaries as described above. While these sources do not represent cash of the holding company, they do represent future sources of liquidity.

As of September 30, 2022, there are 149,733 shares of the Company’s Class A Preferred Stock (the "Preferred Shares"), issued and outstanding. The outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date").  However, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, therefore is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred (total deferred interest was $23.2 million at September 30, 2022).  As such, the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $5.9 million as of September 30, 2022, continue to be convertible at the discretion of the holder, and will accrue dividends until such time that either (i) the shares are converted at the discretion of the holder or (ii) the interest on the trust preferred securities is no longer deferred and the Company redeems the outstanding Preferred Shares at that time. The Company is permitted to continue to defer interest on the trust preferred securities through the third quarter of 2023.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, including the cash that may be required to redeem the Preferred Shares and deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2022 and September 30, 2021 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2022, and ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1	Membership Interest Purchase Agreement by and among CSuite Acquisition, LLC, Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015, Realized Potential, LLC, and Arthur J. Cohen, as the Sellers’ Representative, dated November 1, 2022 (included as Exhibit 10.1 to the Form 8-K, filed November 2, 2022, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 10, 2022	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 10, 2022	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)