Form 10-K
period 2022-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2023-03-08
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 001-15204

Kingsway Financial Services Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1792291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Riverside Plaza, Suite 1520 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

1-312-766-2138

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	KFS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2022, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $48,712,518 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of March 8, 2023 was 25,045,024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2022.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements

This 2022 Annual Report on Form 10-K (the "2022 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements relate to future events or future performance and reflect Kingsway management's current beliefs, based on information currently available. The words "anticipate," "expect," "believe," "may," "should," "estimate," "project," "outlook," "forecast" and variations or similar words and expressions are used to identify such forward looking information, but these words are not the exclusive means of identifying forward-looking statements. Specifically, statements about (i) the Company's ability to preserve and use its net operating losses; (ii) the Company's expected liquidity; and (iii) the potential impact of volatile investment markets and other economic conditions on the Company's investment portfolio, among others, are forward-looking, and the Company may also make forward-looking statements about, among other things:

•	its results of operations and financial condition (including, among other things, net and operating income, investment income and performance, return on equity and expected current returns);
•	changes in industry trends and significant industry developments, especially as it relates to the automotive service contract and business services industries;
•	the impact of certain guarantees and indemnities made by the Company;
•	its ability to complete and integrate current or future acquisitions successfully;
•	its ability execute its strategic initiatives successfully; and
•

the potential impact of the uncertainties related to actual or potential changes in international, national, regional and local economic, business and financial conditions on the short and long-term economic effects on the Company’s business.

For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2022 Annual Report.

Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2022 Annual Report.

KINGSWAY FINANCIAL SERVICES INC.

Part I

Item 1. BUSINESS

In this report, the terms "Kingsway," the "Company," "we," "us" or "our" mean Kingsway Financial Services Inc. and all entities included in our Consolidated Financial Statements.

Kingsway Financial Services Inc. was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. The Company's registered office is located at 10 S. Riverside Plaza, Suite 1520, Chicago, Illinois 60606.  The common shares of Kingsway are listed on the NYSE under the trading symbol "KFS."

Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries. Kingsway conducts its business through two reportable segments - Extended Warranty and Kingsway Search Xcelerator - that conduct their business and distribute their products and services in the United States.

Prior to the fourth quarter of 2022, the Company conducted its business through a third reportable segment, Leased Real Estate, which included the following subsidiaries of the Company: CMC Industries, Inc. ("CMC") and VA Lafayette, LLC ("VA Lafayette"):

●

CMC owned, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to two mortgages.  On December 22, 2022, the Company announced a definitive agreement for the sale of the Real Property, for gross cash proceeds of $44.5 million and the assumption of the two mortgages.  On December 29, 2022, the sale was completed.

●

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at December 31, 2022.

●

Both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. All segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Financial information about Kingsway's reportable business segments for the years ended December 31, 2022 and December 31, 2021 is contained in the following sections of this 2022 Annual Report: (i) Note 22, "Segmented Information,"to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.

All of the dollar amounts in this 2022 Annual Report are expressed in U.S. dollars.

GENERAL DEVELOPMENT OF BUSINESS

Acquisition of CSuite Financial Partners, LLC

On November 1, 2022, the Company acquired 100% of the outstanding equity interests of CSuite Financial Partners, LLC ("CSuite").  CSuite, based in Manhattan Beach, California, is a national financial executive services firm providing financial management leadership to companies in every industry, regardless of size, throughout the United States. CSuite is included in the Kingsway Search Xcelerator segment.

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.  Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

The closing purchase price was paid with cash on hand; however, subsequent to the CSuite acquisition, on November 16, 2022, the Company amended its October 1, 2021 loan agreement with Avidbank to borrow an additional $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"). The 2022 Ravix Loan has a variable interest rate equal to the Prime Rate plus 0.75%. The 2022 Ravix Loan requires monthly principal and interest payments and the term loan matures on November 16, 2028.

Acquisition of Secure Nursing Service, Inc.

On November 18, 2022, the Company acquired substantially all of the assets and assumed certain specified liabilities of Secure Nursing Service, Inc. ("SNS").  SNS, based in Los Angeles, California, employs highly skilled, professional per diem and travel Registered Nurses, Licensed Vocational Nurses, Certified Nurse Assistants and Allied Healthcare Professionals with multiple years of acute care hospital experience.  SNS places these healthcare professionals in both per diem assignments, and in short-term and long-term travel assignments in a variety of hospitals in southern California. SNS is included in the Kingsway Search Xcelerator segment.

The Company acquired SNS for aggregate cash consideration of $11.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Further information is containe d in Note 4 , "Acquisitions ," to the Consolidated Financial Statements.

The closing purchase price was financed with a combination of debt financing provided by Signature Bank and cash on hand. Secure Nursing Service LLC and Pegasus Acquirer LLC, subsidiaries of Kingsway, borrowed a total of $6.5 million, in the form of a term loan, and established a $1 million revolver (together, the “SNS Loan”) that was undrawn at close. The Loan has a variable interest rate equal to the Prime Rate plus 0.50%, with a floor of 5.00%. The SNS Loan requires monthly principal and interest payments, and the term loan matures on November 18, 2028.

KINGSWAY FINANCIAL SERVICES INC.

Disposal of Professional Warranty Service Corporation

On July 29, 2022, Professional Warranty Services LLC ("PWS LLC"), a subsidiary of the Company entered into an Equity Purchase Agreement (the "PWSC Agreement") with Professional Warranty Service Corporation ("PWSC"), an 80% majority-owned, indirect subsidiary of the Company, Tyler Gordy, the president of PWSC and a 20% owner of PWSC ("Gordy") and PCF Insurance Services of the West, LLC ("Buyer"), pursuant to which PWS LLC and Gordy sold PWSC to Buyer.

The purchase price paid by Buyer to PWS LLC and Gordy consisted of $51.2 million in base purchase price, subject to customary adjustments for net working capital, and non-compensation related transaction expenses of approximately $1.7 million.

To the extent the EBITDA of PWSC (as defined in the PWSC Agreement) for the one-year period following the sale transaction exceeds 103% of the EBITDA at the closing of the sale transaction (the "Closing EBITDA"), PWS LLC and Gordy will also be entitled to receive an earnout payment in an amount equal to five times the EBITDA in excess of 103% of Closing EBITDA.  The Company does not have access to the information needed to reasonably estimate the potential earnout payment and accordingly any gain related to the earnout payment will be recorded in the period the consideration is determined to be realizable. Further information is contained in Note 5, "Disposal and Discontinued Operations" to the Consolidated Financial Statements.

Sale of CMC Real Property

On December 22, 2022, TRT Leaseco, LLC (“TRT”), an indirect subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Agreement”) with BNSF Dayton LLC ("Purchaser"), pursuant to which TRT agreed to sell to the Purchaser the Real Property. The Real Property was subject to two mortgages.  TRT is also the landlord under an existing railway lease over the Real Property.  An affiliate of the Purchaser is the current tenant under the existing railway lease. Under the terms of the Agreement, at the closing on December 29, 2022, TRT assigned, and the Purchaser assumed, the rights and obligations of the landlord under the existing railway lease.

The purchase price paid by the Purchaser at the closing consisted of $44.5 million in cash plus the assumption of the unpaid principal balance as of the closing of the two mortgages of approximately $170.7 million, netting cash proceeds of $21.4 million to Kingsway after taxes, fees and distribution to the minority shareholder.  Further information is contained in Note 5, "Disposal and Discontinued Operations" to the Consolidated Financial Statements.

Asset Held for Sale

During the fourth quarter of 2022, the Company's subsidiary VA Lafayette was classified as held for sale.  Further information is contained in Note 5, "Disposal and Discontinued Operations" to the Consolidated Financial Statements.  VA Lafayette owns the LA Real Property, which is also subject to the LA Mortgage.

EXTENDED WARRANTY SEGMENT

Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):

●	IWS Acquisition Corporation ("IWS")
●	Geminus Holding Company, Inc. ("Geminus")
●	PWI Holdings, Inc. ("PWI")
●	Professional Warranty Service Corporation ("PWSC"), up until its sale on July 29, 2022
●	Trinity Warranty Solutions LLC ("Trinity")

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"). Penn and Prime distribute these products in 39 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise networks of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield ("AAS") in three states with a "white label" agreement.  PWI also has a "white label" agreement with Norman & Company, Inc., that sells and administers a guaranteed asset protection product ("GAP"), under the Classic product name, in states in which Classic is approved.

As discussed in Note 5, "Disposal and Discontinued Operations" to the Consolidated Financial Statements, the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the consolidated statements of operations and the segment disclosures through the disposal date.  PWSC sells home warranty products and provides administration services to homebuilders and homeowners across the United States. PWSC distributes its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

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

Extended Warranty Products

Automotive

IWS, Geminus and PWI market and administer vehicle service agreements ("VSAs") and related products for new and used automobiles throughout the United States. IWS and PWI also market and administer VSAs for motorcycles and ATV’s.  A VSA is an agreement between the Company and the vehicle purchaser under which the Company agrees to replace or repair, for a specific term, designated vehicle parts in the event of a mechanical breakdown. VSAs supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options. The cost of the VSA is a function of the contract term, coverage limits and type of vehicle.

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

●

PWI serves as the contract administrator and originator in all states, except for Alaska, Florida and Washington. In those states, PWI partners with American Auto Shield ("AAS") in a white label relationship where the VSAs are branded PWI, are originated and administered by AAS, with PWI generating fee income on every contract sold. Across all states, PWI has an extensive menu of VSAs with terms starting at three months to ninety-six months and mileage bands up to 200,000 miles. Products range from basic Powertrain to the Exclusionary product ("Premier").  The average term of a VSA is twenty-two months.

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

Geminus goes to market through its subsidiaries, Penn and Prime, which market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate that varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 39 and 40 states, respectively.

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

PWI markets, sells and administers VSAs to used car buyers in all fifty states, primarily through a network of approved automobile dealer partners. PWI enters into an agreement with dealer partners that permits dealers to legally sell PWI products to its customers. The distribution of PWI VSAs is supported by an internal sales team geographically located around the country and in close proximity to its dealer partners.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Claims Management

Claims management is the process by which Extended Warranty determines the validity and amount of a claim. The Company believes that claims management is fundamental to its operating results. The Company's goal is to settle claims fairly for the benefit of policyholders in a manner that is consistent with the policy language and the Company's regulatory and legal obligations.

IWS, Geminus and PWI effectively and efficiently manage claims by utilizing in-house expertise and information systems. They employ an experienced claims staff, in some cases comprised of Automotive Service Excellence certified mechanics, knowledgeable in all aspects of vehicle repairs and potential claims. Additionally, each owns a proprietary database of historical claims information that has been compiled over several years. Management utilizes these databases to drive real-time pricing adjustments and strategic decision-making.

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

KINGSWAY SEARCH XCELERATOR SEGMENT

Kingsway Search Xcelerator includes the following subsidiaries of the Company (collectively, “Kingsway Search Xcelerator”), and includes the Company’s unique CEO Accelerator program.  Revenue is derived from the provision of business services.

●	CSuite
●	Ravix
●	SNS

Business Services

CSuite provides financial executive services, for project and interim-staffing engagements, and search services for full-time placements for customers throughout the United States.

Ravix provides outsourced finance and human resources consulting services to its clients on a fractional basis for both projects with definitive endpoints and ongoing engagements of indeterminate length for customers in several states.  All services are delivered by employees who are located in the United States. Ravix offers its services across four different practices:

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

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California. Today, SNS is focused on providing temporary registered nurses to hospitals; however, SNS maintains contracts to provide allied healthcare professionals to hospitals. SNS offers its services across two different practices:

●	Travel Staffing. Offers healthcare staffing services to address the short-term needs of hospitals – contracts have a guaranteed length, which is typically 13 weeks.
●	Per Diem Staffing. Offers healthcare staffing services to meet the day-to-day needs of hospitals.

KINGSWAY FINANCIAL SERVICES INC.

Marketing, Distribution and Competition

CSuite actively markets its services via sponsorship of industry events and conferences typically targeted at private equity and related service providers.

Ravix does not actively market its services through traditional channels. Instead, Ravix focuses primarily on venture-capital-funded startups and receives most of its new business as a result of business networking activities, referrals from service providers and former clients.

SNS does not actively market its services through traditional channels. Instead, SNS relies on word-of-mouth to recruit nurses to help meet the demands of the hospitals.

No Kingsway Search Xcelerator customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues, and no loss of a customer or group of affiliated customers would have a material adverse effect on the Company.

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

The Company believes that having a dedicated Searcher(s) – whose background includes a mix of real-world work experience and a graduate degree (usually a master’s of business administration) – who is ready to transition into the role of CEO gives it a competitive advantage over traditional private equity firms and other potential acquirers of businesses in the lower middle market.

When a search ends with a successful acquisition, the Searcher transitions into an operational role as CEO of the acquired company and receives a financial incentive, in the form of various stock-based grants, in the acquired company.  The awards have both time and performance vesting requirements, which aligns the incentives with those of the overall Company.

The Company currently has three full-time Searchers as of December 31, 2022.  The Company intends to maintain this level – and potentially expand it – as business opportunities permit.

PRICING AND PRODUCT MANAGEMENT

Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in Extended Warranty and Kingsway Search Xcelerator. In Extended Warranty, teams typically comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups within the individual operating subsidiaries track loss performance monthly to alert the operating subsidiaries' management teams to the potential need to adjust forms or rates.  For Kingsway Search Xcelerator, an annual review of billing rates is performed and rates are adjusted to reflect prevailing marketing expectations.

INVESTMENTS

The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks:

●	The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations.
●	Equity, limited liability and other investments are generally overseen by corporate.
●	Limited liability investments, at fair value, investments in private companies and real estate investments are generally overseen by corporate, who engages third-party managers for certain holdings.

The Investment Committee of the Board of Directors is responsible for monitoring the performance of the Company's investments and compliance with the Company's investment policies and guidelines, which it reviews annually.

For further descriptions of the Company's investments, see "Investments" and "Significant Accounting Policies and Critical Estimates" in MD&A and Note 7, "Investments," and Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

REGULATORY ENVIRONMENT

Insurance

The Company has one U.S. insurance subsidiary, Kingsway Amigo Insurance Company ("Amigo"), which is organized and domiciled under the insurance statutes of Florida and is in voluntary run-off.  During 2022, all remaining outstanding claims were settled and paid.  As such, in late 2022 the Company began procedures with the Florida Office of Insurance Regulation in order to surrender Amigo’s Certificate of Authority (“COA”) to operate as a property and casualty insurer in the state of Florida, which was completed as of March 7, 2023.  As such, Amigo is no longer a regulated insurance company.  To the best of the Company's knowledge, it was in compliance with all applicable regulations.

Extended Warranty

Vehicle service agreements are regulated in all states in the United States, and IWS, Geminus and PWI are subject to these regulations. Most states utilize the approach of the Uniform Service Contract Act that was adopted by the National Association of Insurance Commissioners in the early 1990's. Under that approach, states regulate vehicle service contract companies by requiring them annually to file documentation, together with a copy of the contract of insurance covering their liability under the service contracts, which complies with the particular state's regulatory requirements. IWS, Geminus and PWI are in compliance with the regulations of each state where it sells vehicle service agreements.

Certain, but not all, states regulate the sale of HVAC and equipment warranty contracts. Trinity is licensed as a service contract provider in those states where it is required.

HUMAN CAPITAL MANAGEMENT

At December 31, 2022, the Company employed 471 personnel supporting its operations, all of which were full-time employees. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2022 Annual Report and to consult any further disclosures Kingsway makes in its filings with the SEC.

FINANCIAL RISK

We have substantial outstanding recourse debt, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2022, we had $90.5 million principal value of outstanding recourse subordinated debt in the form of trust preferred securities, with redemption dates beginning in December 2032, and which has deferred interest accrued of $25.5 million as of December 31, 2022.

Pursuant to the indentures governing our outstanding trust preferred securities, we are permitted to defer interest payments for up to 20 quarters.  During the third quarter of 2018, the Company gave notice to the trustees of its outstanding trust preferred securities of the Company’s intention to exercise its voluntary right to defer interest.  On March 2, 2023, we gave notice to the holders of five series of our trust preferred securities of our intention to exercise repurchase options no later than March 15, 2023.  We will also pay interest accrued during the deferral period on the remaining series of trust preferred securities not subject to repurchase.  After the repurchase is completed we will have $15 million of principal outstanding related to the remaining series of trust preferred securities.  The Company is currently prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred.  We also gave notice of our intention to redeem all the outstanding shares of Class A Preferred Stock on March 15, 2023, following the repurchase and payment of accrued interest on our trust preferred securities.

KINGSWAY FINANCIAL SERVICES INC.

Additionally, we incurred indebtedness in connection with our acquisitions of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI") on December 1, 2020, Ravix Financial, Inc. ("Ravix") on October 1, 2021, CSuite Financial Partners, LLC ("CSuite") on November 1, 2022 and Secure Nursing Service Inc. ("SNS") on November 18, 2022.  As of as of December 31, 2022, we have $34.8 million principal value of such acquisition financing outstanding.

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
•

we are exposed to the risk of increased interest rates because our outstanding subordinated debt and our outstanding acquisition financing bear interest directly related to the London interbank offered interest rate ("LIBOR"), the Secured Overnight Financing Rate (“SOFR”) and the Prime Rate;

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

Our outstanding recourse subordinate debt as of December 31, 2022 of $90.5 million principal value bears interest directly related to LIBOR (and will in the future bear interest related to SOFR) and our outstanding acquisition financing of $34.8 million related to the acquisitions of PWI, Ravix, CSuite and SNS bears interest directly related to either SOFR or the Prime Rate. As a result, increases in LIBOR, SOFR and the Prime Rate would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in LIBOR, SOFR or the Prime Rate would result in an approximately $1.4 million increase in our annual interest expense.

The expected discontinuation of LIBOR could adversely affect the cost of servicing our outstanding debt.

Our outstanding recourse subordinate debt, which has redemption dates ranging from December 4, 2032 through January 8, 2034, bear interest directly related to LIBOR and extend beyond June 2023, by which time the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out U.S dollar LIBOR.

The transition from LIBOR to other benchmarks has been the subject of private sector and governmental activity. It is unclear if alternative rates or benchmarks, such as SOFR, will be widely adopted, and this uncertainty may impact the liquidity of the SOFR loan markets. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. The indentures governing the Company’s outstanding recourse debt and the loan and security agreement governing our outstanding acquisition financing provide alternative means of determining the Company’s interest expense on its outstanding debt, but at this time, the Company cannot yet reasonably estimate the expected impact of the discontinuation of LIBOR.

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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2022, our investments included $37.6 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss.

KINGSWAY FINANCIAL SERVICES INC.

As of December 31, 2022, our investments also included$0.2 million of equity investments, $1.0 million of limited liability investments, $17.1 million of limited liability investments, at fair value, $0.8 million of investments in private companies, at adjusted cost and other investments, at cost of $0.4 million. These investments are less liquid than fixed maturities. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control and our own liquidity needs for operating purposes. We may not be able to realize our investment objectives, which could adversely affect our results of operations, financial condition and available cash resources.

Our business, financial condition and results of operations could be materially and adversely affected by changes in international and national economic and industry conditions.

The COVID-19 pandemic has created significant disruption and uncertainty in the global economy and has negatively impacted our business and results of operations and financial condition.  We continue to take steps to assess the effects, and mitigate the adverse consequences to our businesses, of the COVID-19 pandemic; however, though the magnitude of the impact continues to develop and change as new variants of COVID-19 emerge, our businesses have been and will continue to be adversely impacted by the outbreak of COVID-19.

In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on various industries' supply chains and automobile sales, which has decreased, and may continue to decrease, consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the COVID-19 pandemic has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and other means, all of which has resulted in declines in sales. These effects, individually or in the aggregate, will continue to adversely impact our businesses, financial condition, operating results and cash flows and such adverse impacts may be material.

Additionally, actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, high inflation and trade protection measures and creditworthiness of our customers, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns (such as recently related to COVID-19). There can be no assurance that there will not be further such events or deterioration in the global economy. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events may escalate and have created increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 to 2022, the Company made reimbursement payments to Aegis totaling $1.0 million in connection with the Settlement Agreement. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses could be limited by our inability to generate future taxable income.

Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $644.2 million as of December 31, 2022. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow.  There can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

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

We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934.  As described in Item 9A, Controls and Procedures, of this 2022 Annual Report, in previous years we identified the existence of material weaknesses in internal control over financial reporting.  We have one material weakness that has not yet been fully remediated.  We are actively engaged in developing and implementing remediation plans as described in Item 9A, Controls and Procedures, of this 2022 Annual Report, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements.

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

Over the past several years we have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team, selling Mendota and CMC and acquiring PWI, Ravix, CSuite and SNS with the objective of focusing on our Extended Warranty and Kingsway Search Xcelerator segments, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.

KINGSWAY FINANCIAL SERVICES INC.

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

The vehicle service agreement market in which we compete is comprised of a number of companies, including a few large companies, which market service agreements on a national basis and have significantly more financial, marketing and management resources than we do, as well as several other companies that are somewhat similar in size to our Extended Warranty companies.  There may also be other companies of which we are not aware that may be planning to enter the vehicle service agreement industry.

Competitors in our market generally compete on coverages offered, claims handling, customer service, financial stability and, to a lesser extent, price.  Larger competitors of ours benefit from added advantages such as industry endorsements and preferred vendor status.  We do not believe that it is in our best interest to compete solely on price.  Instead, we focus our marketing on the total value experience, with an emphasis on customer service. While we historically have been able to adjust our product offering to remain competitive when competitors have focused on price, our business could be adversely affected by the loss of business to competitors offering vehicle service agreements at lower prices.

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

We have reclassified certain assets and discontinued a portion of our operations which could adversely affect our business and operations.

As discussed in Note 5, "Disposal and Discontinued Operations" to our Consolidated Financial Statements, all operations related to CMC and VA Lafayette, which serves as a medical and dental clinic for the Department of Veteran Affairs, are included as discontinued operations.  In the future, it may be necessary to write-off charges and other costs or incur additional expenses in connection with our discontinued operations, which could have a material adverse effect on our business, results of operations or financial condition.

Additionally, as of December 31, 2022, we classified VA Lafayette as an asset “held for sale”.  We can provide no assurances that we will successfully sell VA Lafayette, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the assets, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term stockholder value.

CSuite’s focus on serving private equity backed businesses creates exposure to general mergers and acquisitions ("M&A") activity.

CSuite’s business opportunities outside of search are correlated with M&A activities. Clients will often engage CSuite’s financial executive services to prepare a business for a transaction or to assist with post-acquisition implementation. Accordingly, a major contraction of M&A activity could have a material effect on our business, results of operations or financial condition.

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

SNS may experience increased costs that reduce its revenue and profitability if applicable government regulations change.

The introduction of new regulatory provisions could materially raise the costs associated with hiring temporary employees such as per diem and travel nurses. For example, a state could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. Furthermore, if government regulations were implemented that limit the amount SNS is permitted to charge for its services, SNS' profitability could be adversely affected.

Healthcare is a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties as well as litigation and could reduce SNS’ revenue and profitability.

Healthcare is subject to many complex federal, state, local and international laws and regulations related to professional licensing, the payment of employees (e.g., wage and hour laws, employment taxes, arbitration agreements, and income tax withholdings, etc.) and general business operations (e.g., federal, state and local tax laws). Failure to comply with all applicable laws and regulations could result in civil and/or criminal penalties as well as litigation, injunction or other equitable remedies. SNS maintains insurance coverage for employment claims, however, SNS' insurance coverage may not be sufficient to fully cover all claims against SNS or may not continue to be available to SNS at a reasonable cost or without coverage exclusions. If SNS' insurance does not cover the claim or SNS is otherwise not able to maintain adequate insurance coverage, SNS may be exposed to substantial liabilities that would materially impact its business and financial performance.

SNS’ profitability could be adversely impacted if SNS is unable to adjust its nurse pay rates as the bill rates decline.

SNS does not have control over the bill rate from hospitals and negotiates the pay rates with the nurses who work with the company. If the bill rates decline, SNS will need to renegotiate the pay rates with its nurses and successfully recruit new nurses at lower pay rates. SNS' ability to recruit and retain nurses is contingent on SNS' ability to offer attractive assignments with competitive wages and benefits or payments.

SNS may be unable to recruit and retain enough quality nurses to meet the demand.

SNS relies on its ability to attract, develop, and retain nurses who possess the skills, experience and required licenses necessary to meet the specified requirements of the healthcare facilities. SNS competes for nurses with other temporary healthcare staffing companies. SNS relies on word-of-mouth referrals, as well as social and digital media to attract qualified nurses. If SNS' social and digital media strategy is not successful, SNS' ability to attract qualified nurses could be negatively impacted. Moreover, the competition for nurses remains high as many areas of the United States continue to experience a shortage of qualified nurses.

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

KINGSWAY FINANCIAL SERVICES INC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Leased Properties

Extended Warranty leases facilities with an aggregate square footage of approximately 27,758 at five locations in three states. The latest expiration date of the existing leases is in February 2026.

Kingsway Search Xcelerator leases facilities with an aggregate square footage of approximately 6,085 at three locations in one state. The latest expiration date of the existing leases is in January 2027.

The Company leases a facility for its corporate office with an aggregate square footage of approximately 3,219 at one location in one state. The expiration date of the existing lease is in February 2028.

The properties described above are in good condition. We consider our office facilities suitable and adequate for our current levels of operations.

Owned Properties

The LA Real Property is subject to a long-term lease agreement and is currently held for sale. The LA Real Property consists of approximately 6.5 acres and contains a 29,224 square foot single-tenant medical office building.

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

KINGSWAY FINANCIAL SERVICES INC.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2022
Quarter 4	$8.08	$5.88
Quarter 3	7.81	5.69
Quarter 2	5.70	5.15
Quarter 1	5.60	5.08
2021
Quarter 4	$5.77	$5.04
Quarter 3	5.70	4.88
Quarter 2	5.24	4.46
Quarter 1	5.36	4.35

Shareholders of Record

As of March 7, 2023 the closing sales price of our common shares as reported by the NYSE was $10.05 per share.

As of March 8, 2023, we had 25,045,024 common shares issued and outstanding. As of March 8, 2023, there were 9 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not have any unregistered sales of our equity securities.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, we did not have any repurchases of our equity securities.

Item 6. Reserved.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2022 Annual Report.

OVERVIEW

Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries. Kingsway conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Prior to the fourth quarter of 2022, the Company conducted its business through a third reportable segment, Leased Real Estate. Leased Real Estate included the following subsidiaries of the Company: CMC Industries, Inc. ("CMC") and VA Lafayette, LLC ("VA Lafayette").

•

CMC owned, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to two mortgages.  On December 22, 2022, the Company announced a definitive agreement for the sale of the Real Property, for gross cash proceeds of $44.5 million and the assumption of the mortgages.  On December 29, 2022, the sale was completed.

•

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at December 31, 2022.

•	Both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. See Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements for further discussion. All segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). As discussed in Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements, the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the consolidated statements of operations and the segment disclosures through the disposal date.  Throughout this 2022 Annual Report, the term "Extended Warranty" is used to refer to this segment.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 39 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Financial, Inc. ("Ravix") and Secure Nursing Service LLC ("SNS").  Throughout this  2022 Annual Report, the term "Kingsway Search Xcelerator" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

CSuite provides financial executive services, for project and interim-staffing engagements, and search services for full-time placements for customers throughout the United States.

Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in several states.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

NON U.S.-GAAP FINANCIAL MEASURE

Throughout this 2022 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and bysegment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is income (loss) from continuing operations before income tax expense (benefit) that, in addition to total segment operating income, includes net investment income, net realized gains, loss on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, gain on change in fair value of real estate investments, gain on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt, gain on disposal of subsidiary and gain on extinguishment of debt not allocated to segments.  A reconciliation of total segment operating income to income (loss) from continuing operations before income tax expense (benefit) for the years ended December 31, 2022 and December 31, 2021 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

Valuation of Fixed Maturities and Equity Investments

Our equity investments, including warrants, are recorded at fair value with changes in fair value recognized in net income. Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

As a result of the analysis performed to determine declines in market value that are other-than-temporary, the Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value. See "Investments" section below and Note 7, "Investments," to the Consolidated Financial Statements for further information.

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2022, the Company maintains a valuation allowance of $130.6 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.

Future events may result in the valuation allowance being adjusted, which could materially affect our financial position and results of operations. If sufficient positive evidence were to arise in the future indicating that all or a portion of the deferred income tax assets would meet the more likely than not standard, all or a portion of the valuation allowance would be reversed in the period that such a conclusion was reached, which would beneficially impact our results of operations.

Accounting for Business Combinations and Asset Acquisitions

The Company evaluates acquisitions in accordance with Accounting Standards Codification 805, Business Combinations ("ASC 805"), to determine if a transaction represents an acquisition of a business or an acquisition of assets.

An acquisition of a business represents a business combination.  The acquisition method of accounting is used to account for a business combination by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed.  Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, often in consultation with third-party valuation advisors.  Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies.  The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.  Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the measurement period, which is not to exceed one year but is considered complete once all necessary information is available to management to estimate fair value.  Acquisition costs related to a business combination are expensed as incurred.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

The Company's methodology for determining fair value of the acquired tangible and intangible assets and liabilities includes estimating an "as-if vacant" fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized on a straight-line basis over the remaining lease term and is included in amortization of intangible assets in the consolidated statements of operations. The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between the contractual rents to be paid pursuant to the lease over its remaining term and management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease.  An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property. The amounts recorded for above-market leases are included in intangible assets on the consolidated balance sheets, and the amounts for below-market leases are included in accrued expenses and other liabilities on the consolidated balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental revenue over the remaining term of the applicable leases.  Changes to these assumptions could result in a different pattern of recognition. If tenants do not remain in their lease through the expected term or exercise an assumed renewal option, there could be a material impact to earnings.

Valuation and Impairment Assessment of Intangible Assets

Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of database and customer relationships. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  The Company may perform its impairment test for any indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.

Under the qualitative approach, the impairment test consists of an assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If the Company elects to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more likely than not that the estimated carrying amount of such asset exceeds its fair value, the Company performs a quantitative test.  Factors that could trigger a quantitative impairment review include, but are not limited to, significant under performance relative to historical or projected future operating results and significant negative industry or economic trends.

As of November 30, 2022, the Company conducted its annual qualitative assessment.  As a result, the Company determined that certain trade names should be further examined under a quantitative approach.  Based on the results of the quantitative approach, the estimated fair values of the trade names exceeded their respective carrying values; therefore, the Company did not record any impairment.

No impairment charges were recorded against intangible assets in 2022 or 2021. Additional information regarding our intangible assets is included in Note 9, "Intangible Assets," to the Consolidated Financial Statements.

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

For Kingsway Search Xcelerator, the Company estimates the fair value using a valuation technique based on observed market capitalization multiples of EBITDA from its recent acquisitions of similar businesses.

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

No impairment charges were recorded against goodwill in 2022 or 2021, as the estimated fair values of the reporting units exceeded their respective carrying values. Additional information regarding our goodwill is included in Note 8, "Goodwill," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Deferred Contract Costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded in 2022 or 2021.

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

Therefore, changes in the underlying interest rates used would cause the fair value to be impacted, but only impacts the income statement (or comprehensive income/loss for the portion related to credit risk) and does not impact cash flows.

Fair Value Assumptions for Subsidiary Stock-Based Compensation Awards

Three of the Company's subsidiaries, PWSC, Ravix and SNS, have made grants of restricted stock awards or restricted unit awards (together "Subsidiary Restricted Awards"). The Subsidiary Restricted Awards are measured at fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards.  Certain of the Subsidiary Restricted Awards are classified as a liability, either because they contain a noncontingent put option that is exercisable less than six months after the vesting of certain shares or because the awards are expected to settle in cash. Liability-classified awards, included in accrued expenses and other liabilities in the consolidated balance sheets, are measured and reported at fair value on the date of grant and are remeasured each reporting period. The Subsidiary Restricted Awards contain performance vesting and/or market vesting conditions.  Performance vesting conditions are reviewed quarterly to assess the probability of achievement of the performance condition.  Compensation expense is adjusted when a change in the assessment of achievement of the specific performance condition is determined to be probable. Compensation expense is recognized on a straight-line basis for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided.  Forfeitures are recognized in the period that Subsidiary Restricted Awards are forfeited.

The determination of fair value of the Subsidiary Restricted Awards is subjective and involves significant estimates and assumptions of whether the awards will achieve performance thresholds.  The fair value of the Subsidiary Restricted Awards is estimated using either an internal valuation model without relevant observable market inputs, the Black-Scholes option pricing model and/or the Monte Carlo simulation model to derive certain inputs. The significant inputs used in the internal valuation model includes a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by subjective assumptions, including the expected term of the awards, expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The determination of the grant date fair value using the Monte Carlo simulation model is affected by subjective assumptions, including the expected term of the awards, expected volatility over the expected term of the awards and risk-free interest rates. The assumptions used in the Company’s Black-Scholes option-pricing and Monte Carlo simulation models requires significant judgment and represents management’s best estimates.

Derivative Financial Instruments

Derivative financial instruments include interest rate swap contract and the trust preferred debt repurchase options.  The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts.  See Note 11, "Derivatives" and Note 23, "Fair Value of Financial Instruments" to the Consolidated Financial Statements, for further discussion.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Contingent Consideration

The consideration for certain of the Company's acquisitions include future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes in fair value reported in the consolidated statements of operations as non-operating other (expense) revenue.

Determining the fair value of contingent consideration liabilities requires management to make assumptions and judgments. The fair value of Company’s contingent consideration liabilities is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit or gross revenue. These fair value measurements are based on significant inputs not observable in the market.  Key inputs in the valuations include forecasted gross profit or revenue, gross profit or revenue volatility, discount rate and discount term. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and have an impact on the payout of contingent consideration liabilities. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the key inputs or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other (expense) revenue.  Additional information regarding our contingent consideration liabilities is included in Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income for the years ended December 31, 2022 and December 31, 2021 is presented in Table 1 below:

Table 1 Segment Operating Income for the Years Ended December 31, 2022 and December 31, 2021

For the years ended December 31 (in thousands of dollars)

	2022	2021	Change
Segment operating income (loss)
Extended Warranty	9,879	12,636	(2,757)
Kingsway Search Xcelerator	3,548	484	3,064
Total segment operating income	13,427	13,120	307
Net investment income	2,305	1,575	730
Net realized gains	1,209	1,809	(600)
Loss on change in fair value of equity investments	(26)	(242)	216
(Loss) gain on change in fair value of limited liability investments, at fair value	(1,754)	2,391	(4,145)
Gain on change in fair value of real estate investments	1,488	—	1,488
Gain on change in fair value of derivative asset option contracts	16,730	—	16,730
Interest expense	(8,092)	(6,161)	(1,931)
Other revenue and expenses not allocated to segments, net	(17,206)	(11,395)	(5,811)
Amortization of intangible assets	(6,133)	(4,837)	(1,296)
Loss on change in fair value of debt	(4,908)	(3,201)	(1,707)
Gain on disposal of subsidiary	37,917	—	37,917
Gain on extinguishment of debt not allocated to segments	—	311	(311)
Income (loss) from continuing operations before income tax expense (benefit)	34,957	(6,630)	41,587
Income tax expense (benefit)	4,825	(3,916)	8,741
Income (loss) from continuing operations	30,132	(2,714)	32,846
(Loss) income from discontinued operations, net of taxes	(12,805)	4,574	(17,379)
Loss on disposal of discontinued operations, net of taxes	(2,262)	—	(2,262)
Net income	15,065	1,860	13,205

Segment Operating Income, Income (Loss) from Continuing Operations and Net Income

For the year ended December 31, 2022, we reported segment operating income of $13.4 million compared to $13.1 million for the year ended December 31, 2021.  The increase is primarily due to the following items:

•

Increased operating income from Kingsway Search Xcelerator, primarily due to including Ravix for twelve months in 2022 (acquired October 2021), as well as the November 2022 acquisitions of CSuite and SNS, which was partially offset by

•

2021 operating income in Extended Warranty segment includes a gain on extinguishment of debt of $2.2 million, related to Paycheck Protection Program ("PPP") loan forgiveness, while there was zero in 2022;

•

2022 operating income includes a reduction to IWS operating income of $0.9 million, due to a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees; and

•	The disposal of PWSC as of July 29, 2022, which had segment operating income of $0.1 million and $2.6 million for 2022 and 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

For the year ended December 31, 2022, we reported income from continuing operations of $30.1 million compared to a loss from continuing operations of $2.7 million for the year ended December 31, 2021.  The income from continuing operations for 2022 is primarily due to:

•	A gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC;
•	A gain on change in fair value of derivative asset option contracts of $16.7 million, related to the trust preferred debt repurchase options;
•	A gain on change in fair value of real estate investments of $1.5 million; all of which were partially offset by
•	An increase in interest expense related to rising interest rates;
•

Other revenue and expenses not allocated to segments, net, which includes a $4.8 million increase in the fair value of previously-granted awards to PWSC employees that are accounted for on a fair value basis and $1.2 million increase in expense due to the increase in fair value of the Ravix contingent consideration;

•	Loss on change in fair value of debt, which increased by $1.7 million;
•	Loss on change in fair value of limited liability investments, at fair value which increased by $4.1 million (see below); and
•

Income tax expense which increased by $8.7 million.  The income tax expense in 2022 is primarily due to the state tax expense associated with the sale of PWSC on July 29, 2022 and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale.  The income tax benefit in 2021 is primarily due to the release of valuation allowance as a result of deferred tax liabilities available in 2021 arising from the acquisitions of Ravix Financial and PWI available to offset existing deferred tax assets.

The loss from continuing operations for the year ended  December 31, 2021 is primarily due to operating income in Extended Warranty (which includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness) that was negatively impacted by recording a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting, net investment income, net realized gains, gain on change in fair value of limited liability investments, at fair value and income tax benefit, partially offset by interest expense, other revenue and expenses not allocated to segments, net, increased amortization of intangible assets as a result of a $1.9 million non-cash, cumulative adjustment related to finalizing the PWI purchase accounting and loss on change in fair value of debt.

For the year ended December 31, 2022, we reported net income of $15.1 million compared to $1.9 million for the year ended December 31, 2021.  In addition to the items described above impacting income (loss) from continuing operations, the net income includes:

•

A loss from discontinued operations, net of taxes of $12.8 million and income from discontinued operations, net of taxes of $4.6 million for the years ended December 31, 2022 and December 31, 2021, respectively;

•	A loss on disposal of discontinued operations, net of taxes of $2.3 million for the year ended December 31, 2022.

The loss from discontinued operations is related to the operations of CMC and VA Lafayette and is primarily due to a final management fee of $16.4 million resulting from the sale of the CMC railyard.

The loss on disposal of discontinued operations includes the gain on disposal of CMC of $0.2 million and a loss of $2.5 million related to a liability recorded at September 30, 2022 regarding the Company's obligation to indemnify a former subsidiary for open claims (the maximum liability under the indemnity is $2.5 million).  See Note 5 "Disposal and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 0.1% (or $0.9 million) to $74.0 million for the year ended December 31, 2022 compared with $74.9 million for the year ended December 31, 2021.  Service fee and commission revenue was impacted by the following in 2022:

•	A $3.1 million decrease at PWSC, due to the sale of PWSC on July 29, 2022 (the financial results for PWSC are only included through the disposal date);
•

A $0.7 million decrease at Geminus, due to the continued supply-chain issues in the automotive industry, resulting in significant increases in the prices of used automobiles, making it difficult for smaller automobile dealers to obtain inventory and, therefore, putting downward pressure on revenue; both of which were partially offset by

•

A $1.3 million increase at PWI. During the third quarter of 2021, PWI recorded a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.  This was partially offset by similar macro-economic conditions as explained above for Geminus, as well as a restructuring of leadership at PWI that has resulted in a higher focus salesforce production;

•

A $1.2 million increase at Trinity, primarily driven by a $0.9 million increase in its equipment breakdown and maintenance support services, as Trinity continues to recover from the original impacts of the COVID-19 pandemic; and

•

A $0.4 million increase at IWS.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million.  This reduction was more than offset by an increase in revenue due primarily to an increase in the number of VSAs written in 2022, as sales volume continues to trend up towards pre-COVID levels.  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions.

The Extended Warranty operating income was $9.9 million for the year ended December 31, 2022 compared with $12.6 million for the year ended December 31, 2021.  The 2021 operating income results include a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Operating income was primarily impacted by the following:

•	Inclusion of PPP loan forgiveness related to Extended Warranty companies of $2.2 million for 2021, of which there was zero in 2022;
•	A 1.1 million decrease at PWSC to an operating income of $0.9 million, primarily due to the sale of PWSC on July 29, 2022;
•	A $0.5 million decrease at Geminus to $1.3 million, due to a decrease in revenue that was partially offset by a slight decrease in general and administrative expenses; all of which were partially offset by
•

A $0.5 million increase at IWS to $4.0 million, primarily due to increased revenue.  This was partially offset by a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million in 2022.  Also, during 2022, IWS had a slight increase in commission and claims expense, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim;

•

A $0.3 million increase at PWI to $2.1 million. The 2021 results include a $1.9 million non-cash, cumulative reduction to service fee and commission revenue relating to the decrease in PWI acquired deferred service fees as a result of finalizing the purchase accounting.  The operating income for 2022 was impacted by an increase in claims expense (decreased volume of claims that was more than offset by a higher average cost per claim) compared to 2021; and

•

A $0.2 million increase at Trinity to $1.7 million, primarily due to an increase in revenue that was partially offset by an increase in cost of services sold and higher general and administrative expenses compared to 2021.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $19.2 million for the year ended December 31, 2022 compared with $3.5 million for the year ended December 31, 2021.  Kingsway Search Xcelerator operating income was $3.5 million for the year ended December 31, 2022 compared with $0.5 million for the year ended December 31, 2021.  The increase in revenue and operating income is primarily due to the inclusion of Ravix for a full year in 2022 following its acquisition effective October 1, 2021, as well as revenue and operating income derived from CSuite and SNS, which were acquired on November 1, 2022 and November 18, 2022, respectively.

Net Investment Income

Net investment income was $2.3 million in 2022 compared to $1.6 million in 2021. The increase in 2022 relates primarily to higher investment income from the Company's limited liability investments, fixed maturities and cash equivalents.  The Company also benefited from increasing interest rates and an increase in the Company’s unrestricted cash balance (from $10.1 million as of December 31, 2021 to $64.2 million as of December 31, 2022).

The increases above were partially offset by a decrease in investment income from the Company's limited liability investments, at fair value, which is recognized based on the Company's share of the earnings of the limited liability entities.

Net Realized Gains

The Company recorded net realized gains of $1.2 million in 2022 compared to $1.8 million in 2021.  The net realized gains for 2022 and 2021 primarily relate to:

•	Net realized gains on sales of limited liability investments;
•	Realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings"); and
•	Distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Loss on change in fair value of limited liability investments, at fair value was $1.8 million in 2022 compared to a gain of $2.4 million in 2021. The loss for the year ended December 31, 2022 represents decreases in fair value of $0.9 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease") and $0.8 million related to Argo Holdings.  The remaining property in Net Lease was sold in February 2023.

The gain for the year ended December 31, 2021 includes increases in fair value of $1.6 million related to Net Lease, due to the sale of one of the Net Lease investment properties, and $0.8 million related to Argo Holdings.

Gain on Change in Fair Value of Real Estate Investments

Gain on change in fair value of real estate investments was $1.5 million in 2022 compared to zero in 2021.  Real estate investments solely relates to investment real estate properties held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower").  The Company consolidates the financial statements of Flower on a three-month lag.  The increase in fair value is attributable to the sale of the Flower real estate investment properties for $12.2 million, which closed on September 29, 2022.   As a result of the three-month lag, the Company recorded the sale transaction in its fourth quarter 2022 financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Gain on Change in Fair Value of Derivative Asset Option Contracts

Gain on change in fair value of derivative asset option contracts was $16.7 million in 2022 compared to zero in 2021, due to the fact that the Company entered into three option agreements during the third quarter of 2022 to repurchase a significant portion of its subordinated debt.  The amount relates to the difference between the value of the option at date of inception and the cash consideration paid of (total of $11.4 million), and the subsequent change in fair value of $5.3 million through December 31, 2022.

Refer to Note 11, "Derivatives," to the Consolidated Financial Statements, for further information on the option agreements.

Interest Expense

Interest expense for 2022 was $8.1 million compared to $6.2 million in 2021. The increase in 2022 is primarily attributable to:

•	$2.1 million higher interest expense on the Company’s subordinated debt, which resulted from generally higher London interbank offered interest rates ("LIBOR") for three-month U.S. dollar deposits during 2022 compared to 2021. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%;
•	An increase of $0.3 million related to the 2021 Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.00%);
•	An increase of $0.1 million related to the new $6.0 million 2022 Ravix Loan, which was effective November 16, 2022 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.25%);
•	An increase of $0.1 million related to the new $6.5 million SNS Loan, which was effective November 18, 2022 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%); all of which were partially offset by
•	A decrease of $0.4 million, related to the 2020 KWH Loan, as a result of lower principal balance, as well as an increase in fair value of the interest rate swap related to the 2020 KWH bank loan; and
•	A decrease of $0.1 million related to notes payable at Net Lease. The Net Lease debt was repaid in the fourth quarter of 2020, however due to the three-month reporting lag for Net Lease, the Company continued to report interest expense through the first quarter of 2021 related to the Net Lease debt.

See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments was a net expense of $17.2 million in 2022 compared to $11.4 million in 2021.  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The increase in net expense for 2022 is primarily attributable to a $4.8 million increase in the fair value of previously-granted awards to PWSC employees that are accounted for on a fair value basis and an increase in the fair value of the Ravix contingent consideration liability of $1.2 million, partially offset by lower general and administrative expense incurred by the holding company during 2022 compared to 2021.

Amortization of Intangible Assets

Amortization of intangible assets was $6.1 million in 2022 compared to $4.8 million in 2021.

The higher amortization expense for 2022 is related to amortization of intangible assets recorded in conjunction with the Company's acquisitions of Ravix effective October 1, 2021, CSuite effective November 1, 2022 and SNS effective November 18, 2022.  During 2022, the Company recorded $1.1 million, $0.3 million and $0.3 million, respectively, of amortization expense related to the intangible assets identified as part of the acquisitions of Ravix, CSuite and SNS.

See Note 4, "Acquisitions," to the Consolidated Financial Statements for further details on the Company’s acquisitions of Ravix, CSuite and SNS.

Loss on Change in Fair Value of Debt

The loss on change in fair value of debt amounted to $4.9 million in 2022 compared to $3.2 million in 2021. The loss for 2022 reflects an increase in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). The following summarizes the impacts:

Impact of Rate Change on Fair Value	2022 Result	2021 Result
Libor:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Increase to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Decrease to fair value

See "Debt" section below for further information.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Gain on Disposal of Subsidiary

On July 29, 2022, the Company sold its 80% majority-owned subsidiary, PWSC.  As a result of the sale, the Company recognized a net gain on disposal of $37.9 million during the third quarter of 2022.  The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented within discontinued operations.

See Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements, for further discussion of the PWSC disposal.

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

Income Tax Expense (Benefit)

Income tax expense for 2022 was $4.8 million compared to income tax benefit of $3.9 million in 2021. The 2022 and 2021 income tax expense (benefit) is primarily related to:

•

An income tax expense of $1.0 million and an income tax benefit $0.4 million in 2022 and 2021, respectively, for the partial release of the Company’s deferred income tax valuation allowance associated with business interest expense with an indefinite life;

•

An income tax benefit of $0.2 million in 2022 for the partial release of the Company’s deferred tax valuation allowance related to the change in future income assumptions and $4.1 million in 2021 for the partial release of the Company’s deferred income tax valuation allowance related to its acquisitions of PWI and Ravix;

•	An income tax expense of $0.1 million and $0.2 million in 2022 and 2021, respectively, relating to a change in indefinite life deferred income tax liabilities; and
•	An income tax expense of $3.9 million and $0.4 million in 2022 and 2021, respectively, for state income taxes.

See Note 15, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2022 and December 31, 2021, respectively.

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

•	Real estate investments are reported at fair value, which consisted of Flowers.
•	Other investments include collateral loans and are reported at their unpaid principal balance.
•	Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.

At December 31, 2022, we held cash and cash equivalents, restricted cash and investments with a carrying value of $134.2 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2022	% of Total	2021	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	15,080	11.2%	16,223	16.9%
States, municipalities and political subdivisions	2,232	1.7%	1,878	2.0%
Mortgage-backed	8,412	6.3%	7,629	8.0%
Asset-backed	1,610	1.2%	445	0.5%
Corporate	10,257	7.6%	9,491	9.9%
Total fixed maturities	37,591	28.0%	35,666	37.2%
Equity investments:
Common stock	153	0.1%	171	0.2%
Warrants	—	—%	8	0.0%
Total equity investments	153	0.1%	179	0.2%
Limited liability investments	983	0.7%	1,901	2.0%
Limited liability investments, at fair value	17,059	12.7%	18,826	19.7%
Investments in private companies	790	0.6%	790	0.8%
Real estate investments	—	—%	10,662	11.1%
Other investments	201	0.2%	256	0.3%
Short-term investments	157	0.1%	157	0.2%
Total investments	56,934	42.4%	68,437	71.5%
Cash and cash equivalents	64,168	47.9%	10,084	10.5%
Restricted cash	13,064	9.7%	17,257	18.0%
Total	134,166	100.0%	95,778	100.0%

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

As a result of the analysis performed, the Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of less than $0.1 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

There were no write-downs recorded for other-than-temporary impairments related to available-for sale investments, limited liability investments, investments in private companies and other investments for the years ended December 31, 2022 and December 31, 2021.

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

At December 31, 2022 and December 31, 2021, the gross unrealized losses for fixed maturities amounted to $2.5 million and $0.3 million, and there were no unrealized losses attributable to non-investment grade fixed maturities. At each of December 31, 2022 and December 31, 2021, all unrealized losses on individual investments were considered temporary.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

DEBT

See Note 12 , " Debt," to the Consolidated Financial Statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity.  As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan"). The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 3.00%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At December 31, 2022, the interest rate was 6.96%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the pay-down of principal, as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10 million, with a maturity date of December 1, 2025.  All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.00%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on October 1, 2027.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.25%) and is carried in the consolidated balance sheet at December 31, 2022 at its amortized cost, which reflects the monthly pay-down of principal. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.

The 2021 Ravix Loan and 2022 Ravix Loan contain a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the 2021 Ravix Loan and 2022 Ravix Loan that, among other things, restrict Ravix and CSuite’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%) and is carried in the consolidated balance sheet at December 31, 2022 at its amortized cost, which reflects the monthly amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on November 18, 2028 and revolver matures on November 18, 2023.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

Notes Payable

On January 5, 2015, Flower Portfolio 001, LLC assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties ("the Flower Note"). The Flower Note was scheduled to mature on December 10, 2031 and had a fixed interest rate of 4.81%. On September 29, 2022, Flower sold its investment real estate properties and used a portion of the sales proceeds to repay the unpaid principal balance of the Flower Note.  At December 31, 2021, the Flower Note is carried in the consolidated balance sheet at its unpaid principal balance.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2022 and December 31, 2021, deferred interest payable of $25.5 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held. The September 20, 2022 agreement is subject to the same terms and conditions as the August 2, 2022 and no additional consideration was paid.

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

The Company continues to accrue interest on all six of the TruPs.

In February 2023, the Company entered into amendments to the repurchase agreements described above that would give the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders that it intends to exercise its options to repurchase 100% of the principal no later than March 15, 2023.  The total amount to be paid will be $56.5 million, which includes a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements. As a result, the Company will have repurchased $75.5 million of principal and $21.2 million of deferred interest (valued as of December 31, 2022). The Company intends to use currently available funds from working capital to fund the repurchases.

In order to execute the repurchase, the Company will have to pay an estimated $4.7 million of deferred interest to the remaining trust preferred debt instrument for which the Company did not have the right to repurchase. After the repurchase is completed, the Company will continue to have $15 million of principal outstanding related to remaining trust preferred debt instrument.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At December 31, 2022, the carrying value of the subordinated debt is $67.8 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

During the year ended December 31, 2022, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt. The changes to the credit spread and swap rate variables during 2022, along with the passage of time, contributed to the $6.8 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and December 31, 2022.

Of the $6.8 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and December 31, 2022, $1.9 million is reported as an increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss) and $4.9 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

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

Cash Flows from Continuing Operations

During 2022, the Company reported $2.6 million of net cash used in operating activities from continuing operations, primarily due to:

•	The sale of PWSC, which generated cash flows of $1.8 million through the date of the sale in 2022, compared to $2.8 million for 2021;
•	A $0.4 million reduction in cash flows from the remaining Extended Warranty companies;
•	Outflows at the holding company related to the TruPs repurchase option ($2.3 million); all of which were partially offset by;
•	Continued cost containment initiatives at the holding company regarding ongoing expenses; and
•	Increases in cash flows from the KSX companies, due to the inclusion of Ravix for the full twelve months in 2022 and the acquisitions of CSuite and SNS.

During 2021, the Company reported $6.5 million of net cash provided by operating activities from continuing operations, primarily due to cash inflows generated by the Extended Warranty segment (which includes PWI for 12 months in 2021) and cost containment initiatives at the holding company.

During 2022, the net cash provided by investing activities from continuing operations was $58.1 million. This source of cash was primarily attributed to:

•	Net cash proceeds received, net of cash disposed of from the sale of PWSC, of $35.2 million;
•	Net cash proceeds received from the sale of the CMC Real Property of $26.4 million;
•	Cash proceeds received from the sale of real estate investments of $12.2 million;
•	The acquisitions of CSuite and SNS in 2022, which totaled $13.7 million, net of cash acquired; and
•	Purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

During 2021, the net cash used in investing activities from continuing operations was $9.0 million. This use of cash was primarily attributed to:

•	Purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities of $15.6 million;
•	The acquisitions of Ravix and RoeCo in 2021, which totaled $12.6 million, net of cash acquired;
•	Distributions received (reducing the use of cash) by Net Lease from two of its limited liability investment companies of $16.3 million; and
•	Proceeds received (reducing the use of cash) from the Company's limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

During 2022, the net cash used in financing activities from continuing operations was $5.6 million, primarily attributed to:

•	Principal repayments: on bank loans of $5.2 million, notes payable of $6.4 million, which relates to the repayment of the Flower Note;
•	Distributions to noncontrolling interest holders of $6.0 million; and
•	Net proceeds (reducing the use of cash) from bank loans of $12.7 million related to the 2022 Ravix Loan and the SNS Loan, and proceeds from the exercise of warrants of $0.5 million.

During 2021, the net cash used in financing activities from continuing operations was $9.3 million, primarily attributed to:

•	Principal repayments: on bank loans of $4.9 million, notes payable of $9.5 million, of which $9.0 million relates to the repayment of Net Lease's $9.0 million mezzanine loan and $0.5 million relating to principal paydowns on the Flower Note;
•	Distributions to noncontrolling interest holders of $2.4 million; and
•	Net proceeds (reducing the use of cash) from bank loans of $6.2 million related to the Ravix Loan and proceeds from the exercise of warrants of $1.8 million.

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.

Pursuant to satisfying the covenants under the 2020 KWH Loan, distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period are permitted.  Also, beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  In 2022, the Company was entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan.  During 2022, the Company received $1.7 million and in March 2022 paid down the KWH 2020 Loan by $1.7 million.

The amount of excess cash flow the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

The Company anticipates that in 2023 it will be entitled to receive 75% of the 2022 excess cash flow.

On October 1, 2021, the Company closed on the acquisition of Ravix. Related to the Ravix acquisition, the Company secured the 2021 Ravix Loan with Ravix and Ravix LLC as borrowers under the 2021 Ravix Loan.  On November 1, 2022, the Company closed on the acquisition of CSuite. Related to the CSuite acquisition, the Company secured the 2022 Ravix Loan with CSuite, Ravix and Ravix LLC as borrowers under the 2022 Ravix Loan. Pursuant to the covenants under the 2021 Ravix Loan and the 2022 Ravix Loan, Ravix and CSuite are permitted to make distributions to the holding company so long as doing such would not cause non-compliance with the various covenants outlined within the 2021 Ravix Loan and 2022 Ravix Loan.

On November 18, 2022, the Company closed on the acquisition of SNS. Related to the SNS acquisition, the Company secured the SNS Loan with SNS and Pegasus LLC as borrowers under the SNS Loan. Pursuant to the covenants under the SNS Loan, SNS is not permitted to make distributions to the holding company without the consent of the lender.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development.  As a result of the newly provided information, the Company recorded a liability of $2.5 million during the third quarter of 2022, which is included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 2022 and loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2022.  There were no payments made by the Company related to the open claims during the years ended December 31, 2022 and December 31, 2021.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $48.9 million and $2.2 million at December 31, 2022 and December 31, 2021, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  The holding company cash amounts are reflected in the cash and cash equivalents of $64.2 million and $10.1 million reported at December 31, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.  The significant increase is primarily due to the sale of PWSC and the sale of the CMC railyard in 2022.

In addition to its collections from subsidiaries and holding company expenditures, the Company anticipates the following cash inflows and outflows over the next twelve months:

•	Inflows:
•	Distributions from Net Lease of $8.3 million, from the sale of the last commercial real estate property in February 2023
•	$3.7 million from the exercise of 0.7 million warrants from January 1 through February 28, 2023
•	$1.5 million distribution from Amigo, given that as of early March 2023 it was no longer a regulated insurance company

•	Outflows:
•	$56.5 million to repurchase the trust preferred debt instruments (aka subordinate debt) for which it has the option to repurchase, which outflow is expected no later than March 15, 2023 (see Note 11, "Derivatives," and Note 26, “Subsequent Events,” to the Consolidated Financial Statements)
•
$4.7 million of deferred interest to the remaining trust preferred debt instrument for which the Company did not have the right to repurchase (see Note 26 , “ Subsequent Events ,” to the Consolidated Financial Statements); the Company would have the ability to defer interest payments for up to 20 quarters on the remaining trust preferred debt instrument, if it so elected

•
$6.1 million required to redeem the Class A Preferred Shares; however, based on discussions with the holders of the Class A Preferred Shares, the Company anticipates that 100% of the Class A Preferred Shares would be converted and, in that case, there would be no cash outlay by the Company (see Note 19 , “ Redeemable Class A Preferred Stock ,” and Note 26 , “ Subsequent Events ,” to the Consolidated Financial Statements)

The Company notes there are outstanding warrants that expire in September 2023 (see Note 20 , “ Shareholders' Equity ,” to the Consolidated Financial Statements) and, if all outstanding warrants were exercised, the Company would receive an additional $18.7 million.  The Company also notes that it has an additional $10 million available from the second amendment to the 2020 KWH Loan (see Note 12 , " Debt ," and Note 26 , “ Subsequent Events ,” to the Consolidated Financial Statements), that is available to be drawn.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, including the cash that may be required to redeem the Preferred Shares, repurchase its trust preferred securities and pay deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the developing macro-economic environment.

Regulatory Capital

Kingsway Reinsurance Corporation ("Kingsway Re"), our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2022, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

CONTRACTUAL OBLIGATIONS

Table 3 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt and future minimum payments under operating leases. Interest payments on outstanding debt in Table 3 related to the subordinated debt, the 2020 KWH Loan, the 2021 Ravix Loan, the 2022 Ravix Loan and the SNS Loan assume the variable rates remain constant throughout the projection period. Also, interest payments on outstanding debt reflect the interest deferral described in the "Subordinated Debt" section above.

TABLE 3 Cash payments related to contractual obligations projected by period

As of December 31, 2022 (in thousands of dollars)

	2023	2024	2025	2026	2027	Thereafter	Total
Bank loans	5,413	6,580	12,723	3,750	3,775	2,567	34,808
Subordinated debt	—	—	—	—	—	90,500	90,500
Interest payments on outstanding debt	36,451	10,461	9,859	9,162	8,832	41,189	115,954
Future minimum lease payments	472	356	191	124	59	61	1,263
Total	42,336	17,397	22,773	13,036	12,666	134,317	242,525

Table 3 above does not assume that the Company has repurchased any of its TruPs subordinated debt on or before March 15, 2023, as discussed in the “Debt” section above, given the table presents information as of December 31, 2022.  Refer to Note 11, "Derivatives," to the Consolidated Financial Statements for further information regarding the trust preferred debt repurchase option agreements.

While the Company gave notice on March 1, 2023 of its intent to redeem the Preferred Shares on March 15, 2023, Table 3 above does not reflect the $6.1 million that may be paid for the redemption.  See "Holding Company Liquidity" above for further discussion.  Refer to Note 19, "Redeemable Class A Preferred Stock," to the Consolidated Financial Statements for further information regarding the Preferred Shares.

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

Index to the Consolidated Financial Statements of

Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingsway Financial Services, Inc. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 and Note 14 to the financial statements

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

Trust Preferred Debt Repurchase Options – Refer to Note 2 and Note 11 to the financial statements

Critical Audit Matter Description

The Company entered into agreements with multiple holders of trust preferred debt instruments that gives the Company the option to repurchase 100% of the holder’s principal and deferred interest at agreed upon prices.  These agreements constitute derivative financial instruments are carried at fair value and are required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations.

The fair value of the Trust Preferred Repurchase Options contracts are estimated using the binomial lattice model.  Key inputs in the valuation include credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity which in their entirety fall under level 3 in the fair value hierarchy.  Significant judgment is required, as the transaction(s) are based upon a hypothetical market and the initial deposit consideration paid by the Company does not reflect fair value as the deposit consideration was not based on the most advantageous market from a market participant assumption basis.

For these reasons, we identified the derivative option contracts as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following, among other procedures:

●	We evaluated the Company's application of the accounting for derivatives to ensure the application was in compliance with ASC 815.
●	We confirmed the terms of the trust preferred debt repurchase options directly with debt holders.
●	We evaluated the business purpose of the transactions for reasonableness.
●

We reviewed and tested the methodologies and key assumptions in the valuation analysis provided by management using our internal valuation specialists.  In performing these procedures, we considered the following:

o	Completeness and accuracy of underlying data provided by management
o	The nature and basis for valuation adjustments and calculations used by management’s valuation specialists
o	Reasonableness of the valuation methods and assumptions used by management’s valuation specialists in the analysis
o	The sensitivity of significant inputs to the valuation model and their impact on management’s conclusions.
o	The probabilities of certain outcomes as selected by management
●	We tested key inputs to the valuation model, including checking calculations of significant inputs to the valuation model.
●	We considered the sensitivity of key assumptions and performed sensitivity analysis around the key assumptions in evaluating their reasonableness.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2020.

Denver, CO

March 8, 2023

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $40,127 and $35,889, respectively)	$37,591	$35,666
Equity investments, at fair value (cost of $187 and $1,147, respectively)	153	179
Limited liability investments	983	1,901
Limited liability investments, at fair value	17,059	18,826
Investments in private companies, at adjusted cost	790	790
Real estate investments, at fair value (cost of $0 and $10,225, respectively)	—	10,662
Other investments, at cost which approximates fair value	201	256
Short-term investments, at cost which approximates fair value	157	157
Total investments	56,934	68,437
Cash and cash equivalents	64,168	10,084
Restricted cash	13,064	17,257
Accrued investment income	1,195	1,013
Service fee receivable, net of allowance for doubtful accounts of $147 and $241, respectively	10,304	6,656
Other receivables, net of allowance for doubtful accounts of $8 and $5, respectively	3,720	4,032
Deferred contract costs	13,257	10,930
Property and equipment, net of accumulated depreciation of $1,041 and $2,235, respectively	773	1,101
Right-of-use asset	911	2,248
Goodwill	45,498	49,264
Intangible assets, net of accumulated amortization of $22,228 and $19,990, respectively	33,099	30,833
Other assets	23,249	4,394
Assets held for sale	19,478	19,913
Assets of discontinued operations	—	249,472
Total Assets	$285,650	$475,634
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$55,801	$44,974
Income taxes payable	945	294
Deferred service fees	82,713	89,217
Bank loans	34,281	26,717
Notes payable	—	6,411
Subordinated debt, at fair value	67,811	60,973
Lease liability	1,217	2,479
Net deferred income tax liabilities	4,176	28,553
Liabilities held for sale	16,585	17,035
Liabilities of discontinued operations	—	184,227
Total Liabilities	263,529	460,880
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; 149,733 and 169,733 issued and outstanding at December 31, 2022 and December 31, 2021, respectively; redemption amount of $6,013 and $6,497 at December 31, 2022 and December 31, 2021, respectively	6,013	6,497
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 23,437,530 and 23,130,064 issued at December 31, 2022 and December 31, 2021, respectively; and 23,190,080 and 22,882,614 outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	359,985	359,138
Treasury stock, at cost; 247,450 and 247,450 outstanding at December 31, 2022 and December 31, 2021, respectively	(492)	(492)
Accumulated deficit	(370,427)	(395,149)
Accumulated other comprehensive income	26,605	30,779
Shareholders' equity attributable to common shareholders	15,671	(5,724)
Noncontrolling interests in consolidated subsidiaries	437	13,981
Total Shareholders' Equity	16,108	8,257
Total Liabilities, Class A preferred stock and Shareholders' Equity	$285,650	$475,634

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2022	2021
Revenues:
Service fee and commission revenue	$93,280	$78,401
Total revenues	93,280	78,401
Operating expenses:
Claims authorized on vehicle service agreements	20,895	19,536
Commissions	8,358	7,042
Cost of services sold	18,673	7,052
General and administrative expenses	43,519	45,245
Disposal of subsidiary transaction expenses	5,408	—
Total operating expenses	96,853	78,875
Operating loss	(3,573)	(474)
Other revenues (expenses), net:
Net investment income	2,305	1,575
Net realized gains	1,209	1,809
Loss on change in fair value of equity investments	(26)	(242)
(Loss) gain on change in fair value of limited liability investments, at fair value	(1,754)	2,391
Gain on change in fair value of real estate investments	1,488	—
Gain on change in fair value of derivative asset option contracts	16,730	—
Non-operating other (expense) revenue	(206)	16
Interest expense	(8,092)	(6,161)
Amortization of intangible assets	(6,133)	(4,837)
Loss on change in fair value of debt	(4,908)	(3,201)
Gain on disposal of subsidiary	37,917	—
Gain on extinguishment of debt	—	2,494
Total other revenue (expenses), net	38,530	(6,156)
Income (loss) from continuing operations before income tax expense (benefit)	34,957	(6,630)
Income tax expense (benefit)	4,825	(3,916)
Income (loss) from continuing operations	30,132	(2,714)
(Loss) income from discontinued operations, net of taxes	(12,805)	4,574
Loss on disposal of discontinued operations, net of taxes	(2,262)	—
Net income	15,065	1,860
Less: Net (loss) income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(1,471)	1,660
Less: Net (loss) income from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	(8,186)	542
Less: Dividends on preferred stock	306	494
Net income (loss) attributable to common shareholders	$24,416	$(836)

Net income (loss) from continuing operations attributable to common shareholders	$31,297	$(4,868)
Net (loss) income from discontinued operations attributable to common shareholders	(6,881)	4,032
Net income (loss) attributable to common shareholders	$24,416	$(836)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.36	$(0.22)
Discontinued operations	$(0.30)	$0.18
Basic earnings (loss) per share - net income (loss) attributable to common shareholders	$1.06	$(0.04)
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.25	$(0.22)
Discontinued operations	$(0.27)	$0.18
Diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$0.98	$(0.04)
Weighted average shares outstanding (in ‘000s):
Basic:	22,961	22,537
Diluted:	25,304	22,537

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years ended December 31,
	2022	2021

Net income	$15,065	$1,860
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized losses arising during the period	(2,330)	(478)
Reclassification adjustment for amounts included in net income	22	27
Change in fair value of debt attributable to instrument-specific credit risk	(1,930)	(6,844)
Other comprehensive loss	(4,238)	(7,295)
Comprehensive income (loss)	$10,827	$(5,435)
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(9,721)	2,187
Comprehensive income (loss) attributable to common shareholders	$20,548	$(7,622)
(1) Net of income tax expense (benefit) of $0 and $0 in 2022 and 2021, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

							Shareholders'
						Accumulated	Equity	Noncontrolling
			Additional			Other	Attributable to	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2020	22,211,069	$—	$355,242	$(492)	$(394,807)	$38,059	(1,998)	$14,157	$12,159
Vesting of restricted stock awards, net of share settlements for tax withholdings	239,402	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	82,143	—	500	—	—	—	500	—	500
Exercise of Series B warrants	350,000	—	1,750	—	—	—	1,750	—	1,750
Net (loss) income	—	—	—	—	(342)	—	(342)	2,202	1,860
Preferred stock dividends	—	—	(494)	—	—	—	(494)	—	(494)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,363)	(2,363)
Other comprehensive loss	—	—	—	—	—	(7,280)	(7,280)	(15)	(7,295)
Stock-based compensation	—	—	2,140	—	—	—	2,140	—	2,140
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	(5,724)	$13,981	$8,257
Vesting of restricted stock awards, net of share settlements for tax withholdings	73,437	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	109,029	—	545	—	—	—	545	—	545
Net income (loss)	—	—	—	—	24,722	—	24,722	(9,657)	15,065
Preferred stock dividends	—	—	(306)	—	—	—	(306)	—	(306)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(6,016)	(6,016)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive loss	—	—	—	—	—	(4,174)	(4,174)	(64)	(4,238)
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation	—	—	876	—	—	—	876	—	876
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$15,065	$1,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of taxes	12,805	(4,574)
Loss on disposal of discontinued operations, net of taxes	2,262	—
Equity in net income of limited liability investments	(293)	(27)
Depreciation and amortization expense	6,449	5,067
Stock-based compensation expense, net of forfeitures	4,052	3,598
Net realized gains	(1,209)	(1,809)
Loss on change in fair value of equity investments	26	242
Loss (gain) on change in fair value of limited liability investments, at fair value	1,754	(2,391)
Gain on change in fair value of real estate investments	(1,488)	—
Loss on change in fair value of debt	4,908	3,201
(Gain) loss on change in fair value of derivatives	(17,070)	14
Loss on change in fair value of contingent consideration	1,510	263
Deferred income taxes, adjusted for Ravix liabilities assumed	1,406	2,203
Amortization of fixed maturities premiums and discounts	236	230
Gain on disposal of subsidiary	(37,917)	—
Gain on extinguishment of debt	—	(2,494)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for CSuite, SNS and Ravix assets acquired	(136)	(791)
Other receivables, net, adjusted for CSuite and Ravix assets acquired	(7)	75
Deferred contract costs	(2,327)	(2,095)
Other assets, adjusted for CSuite, SNS and Ravix assets acquired	(2,067)	(387)
Deferred service fees	(6,504)	(2,354)
Other, net, adjusted for CSuite, SNS and Ravix assets acquired and liabilities assumed	15,916	6,647
Cash (used in) provided by operating activities - continuing operations	(2,629)	6,478
Cash used in operating activities - discontinued operations	(11,945)	(12,386)
Net cash used in operating activities	(14,574)	(5,908)
Investing activities:
Proceeds from sales and maturities of fixed maturities	9,714	6,251
Proceeds from sales of equity investments	—	23
Purchases of fixed maturities	(14,211)	(21,868)
Net proceeds from limited liability investments	1,577	2,664
Net proceeds from limited liability investments, at fair value	621	17,006
Net proceeds from investments in private companies	258	391
Proceeds from sale of real estate investments	12,150
Net proceeds from other investments	55	38
Net proceeds from disposal of subsidiary, net of cash disposed of $1,391	35,158	—
Acquisition of businesses, net of cash acquired	(13,689)	(10,003)
Acquisition of assets, net of cash acquired	—	(2,635)
Net disposals (purchases) of property and equipment	26,461	(830)
Cash provided by (used in) investing activities - continuing operations	58,094	(8,963)
Cash provided by investing activities - discontinued operations	42,846	365
Net cash provided by (used in) investing activities	100,940	(8,598)
Financing activities:
Proceeds from exercise of warrants	545	1,750
Distributions to noncontrolling interest holders	(6,016)	(2,363)
Payment of contingent consideration from acquisition	(750)	—
Taxes paid related to net share settlements of restricted stock awards	(396)	(499)
Principal proceeds from bank loans, net of debt issuance costs of $167 in 2022 and $160 in 2021	12,682	6,240
Principal payments on bank loans	(5,228)	(4,914)
Principal payments on notes payable	(6,411)	(9,474)
Cash used in financing activities - continuing operations	(5,574)	(9,260)
Cash (used in) provided by financing activities - discontinued operations	(32,358)	8,720
Net cash used in financing activities	(37,932)	(540)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	49,891	(11,745)
Cash and cash equivalents and restricted cash at beginning of period	29,899	44,945
Less: cash and cash equivalents and restricted cash of discontinued operations	2,558	5,859
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	27,341	39,086
Cash and cash equivalents and restricted cash of continuing operations at end of period	$77,232	$27,341

KINGSWAY FINANCIAL SERVICES INC.

	Years ended December 31,
	2022	2021
Supplemental disclosures of cash flows information:
Cash paid by continuing operations during the year for:
Interest	$1,427	$821
Income taxes	$501	$243
Non-cash investing and financing activities from continuing operations:
Contingent consideration for acquisition of business	$—	$2,195
Conversion of redeemable Class A preferred stock to common stock	$788	$500
Accrued dividends on Class A preferred stock issued	$306	$340

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:

The accompanying information in the 2022 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net income or total shareholders' equity.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The consolidated financial statements are prepared as of December 31, 2022 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.

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

The critical accounting estimates and assumptions in the accompanying consolidated financial statements include, but are not limited to, revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; fair value assumptions for derivative instruments and contingent consideration.

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

Equity investments include common stocks and warrants and are reported at fair value. Changes in fair value of equity investments are recognized in net income.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

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

Real estate investments are reported at fair value, which is zero as of December 31, 2022 due to the sale of Flower’s investment real estate properties for $12.2 million on September 29, 2022.   Note 7, "Investments," for further details.

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

(h)	Deferred contract costs:

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the consolidated statements of operations. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(i)	Property and equipment:

Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. Land is not depreciated. The Company estimates useful life to be three to ten years for leasehold improvements; three to seven years for furniture and equipment; and three to five years for computer hardware.

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

(k)	Derivative financial instruments:

Derivative financial instruments include an interest rate swap contact and the trust preferred debt repurchase options.   The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts.  Refer to Note 11, "Derivatives," for further information.

The Company entered into a pay fixed, receive variable interest rate swap contract to reduce its exposure to changes in interest rates.  The interest rate swap contract is included in other assets and accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2022 and December 31, 2021, respectively. The Company has not elected hedge accounting for the interest rate swap, therefore changes in fair value are recorded in current period earnings and are included in interest expense in the consolidated statements of operations.

During the third quarter of 2022, the Company entered into three trust preferred debt repurchase option agreements. The trust preferred debt repurchase options are included in other assets in the consolidated balance sheet at December 31, 2022 with changes in fair value included in gain on change in fair value of derivative asset option contracts in the consolidated statement of operations.

(l)	Debt:

Bank loans and notes payable are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in gain on extinguishment of debt.

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

The consideration for certain of the Company's acquisitions include future payments to former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as non-operating other (expense) revenue.

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

Kingsway Search Xcelerator consulting revenue includes the revenue from providing outsourced finance and human resources consulting services, as well as healthcare professional staffing services. The Company invoices for services revenue based on contracted rates.  Revenue is earned as services are provided.

Contingent consideration receivable

The terms of the sale of one of the Company's subsidiaries includes potential receipt by the Company of future earnout payments. The gain related to the earnout payments is recorded when the consideration is determined to be realizable and is reported in the consolidated statements of operations as gain on disposal of subsidiary. The assumptions and methodologies used are continually reviewed and any adjustments are reflected in the consolidated statements of operations in the period in which the adjustments are made.  See Note 5, "Disposal and Discontinued Operations," for further discussion.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(q)	Stock-based compensation:

The Company uses the fair-value method of accounting for stock-based compensation awards granted to employees. Expense is recognized on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards. Liability-classified awards, included in accrued expenses and other liabilities in the consolidated balance sheets, are measured and reported at fair value on the date of grant and are remeasured each reporting period.  Compensation expense related to the change in fair value for liability-classified awards is reported in the consolidated statements of operations as general and administrative expenses. For awards with a graded vesting schedule, expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards subject to a performance condition, expense is recognized when the performance condition has been satisfied or is probable of being satisfied. For awards subject to a market condition, compensation expense is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been provided.  Forfeitures are recognized in the period that the award is forfeited.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc. ("KAI"), was $48.9 million and $2.2 million at December 31, 2022 and December 31, 2021, respectively. The holding company cash amounts are reflected in the cash and cash equivalents of $64.2 million and $10.1 million reported at December 31, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

In addition to its collections from subsidiaries and holding company expenditures, the Company anticipates the following cash inflows and outflows over the next twelve months:

•	Inflows:
•	Distributions from Net Lease of $8.3 million, from the sale of the last commercial real estate property in February 2023
•	$3.7 million from the exercise of 0.7 million warrants from January 1 through February 28, 2023
•	$1.5 million distribution from Amigo, given that as of early March 2023 it was no longer a regulated insurance company

•	Outflows:
•	$56.5 million to repurchase the trust preferred debt instruments (aka subordinate debt) for which it has the option to repurchase, which outflow is expected no later than March 15, 2023 (see Note 11, "Derivatives," and Note 26, “Subsequent Events ”)
•

$4.7 million of deferred interest to the remaining trust preferred debt instrument for which the Company did not have the right to repurchase (see Note 26, “Subsequent Events”); the Company would have the ability to defer interest payments for up to 20 quarters on the remaining trust preferred debt instrument, if it so elected

•

$6.1 million required to redeem the Class A Preferred  Shares; however, based on discussions with the holders of the Class A Preferred Shares, the Company anticipates that 100% of the Class A Preferred Shares would be converted and, in that case, there would be no cash outlay by the Company (see Note 19, "Redeemable Class A Preferred Stock," and Note 26, “Subsequent Events”)

The Company notes there are outstanding warrants that expire in September 2023 (see Note 20, “Shareholders' Equity”) and, if all outstanding warrants were exercised, the Company would receive an additional $18.7 million.  The Company also notes that it has an additional $10 million available from the second amendment to the 2020 KWH Loan (see Note 12, "Debt," and Note 26, “Subsequent Events”), that is available to be drawn.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, including the cash that may be required to redeem the Preferred Shares, repurchase its trust preferred securities and to pay the deferred interest on its trust preferred securities, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the developing macro-economic environment.

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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022.  In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.  Debt arrangements that were entered into during the year ended December 31, 2022, including the new term loans expiring in November 2028 and the new revolving credit facilities expiring in November 2024, no longer use LIBOR as a reference rate. LIBOR continues to be the reference rate for our trust preferred subordinated debt with maturity dates ranging from December 2032 through January 2034.  The phase out of LIBOR reference rates for our subordinated debt will occur beginning in June 2023. The Company's adoption of this new standard occurred during the year ended December 31, 2022, prior to the phase-out of the LIBOR reference rate. There was no material impact to the Company's consolidated financial statements, nor do we expect the adoption of this standard to have a material impact on the consolidated financial statements during the LIBOR transition period.

(b)	Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income (loss). Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale investments is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through irreversible write-downs. On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, per ASU 2019-10 the Company would adopt ASU 2016-13 beginning January 1, 2023, as the Company is a smaller reporting company.  The Company's service fee receivable and other receivables are within the scope of ASU 2016-13, however the Company does not anticipate the impact of adopting this standard will be material to its consolidated financial statements.

NOTE 4 ACQUISITIONS

(a)	Business Combinations

During the years ended December 31, 2022 and December 31, 2021, the Company incurred acquisition expenses related to business combinations of$1.1 million and $0.4 million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

CSuite Financial Partners, LLC

On November  1, 2022, the Company acquired 100% of the outstanding equity interests of CSuite Financial Partners, LLC ("CSuite").  CSuite, based in Manhattan Beach, California, is a national financial executive services firm providing financial management leadership to companies in every industry, regardless of size, throughout the United States.  As further discussed in Note 22 , "Segmented Information," CSuite is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s second acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation in early 2023.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $4.1 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.  The estimated fair value of the contingent consideration obligation at the acquisition date of zero was determined using a Monte Carlo simulation based on forecasted future results.

The following table summarizes the preliminary estimated allocation of the CSuite assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
November 1, 2022
Cash and cash equivalents	$569
Service fee receivable	311
Other receivables	21
Goodwill	4,109
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	2,500
Other assets	53
Total assets	$9,063

Accrued expenses and other liabilities	$539
Total liabilities	$539

Purchase price	$8,524

The consolidated statements of operations include the earnings of CSuite from the date of acquisition. From the date of acquisition through  December 31, 2022, CSuite earned revenue of $1.3 million and had a net loss of less than $0.1 million.

Secure Nursing Service, Inc.

On November 18, 2022, the Company acquired substantially all of the assets and assumed certain specified liabilities of Secure Nursing Service, Inc. ("SNS") for aggregate cash consideration of $11.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  SNS, based in Los Angeles, California, employs highly skilled and professional per diem and travel Registered Nurses, Licensed Vocational Nurses, Certified Nurse Assistants and Allied Healthcare Professionals with multiple years of acute care hospital experience.  SNS places these healthcare professionals in both per diem assignments, and in short-term and long-term travel assignments in a variety of hospitals in southern California. As further discussed in Note 22, "Segmented Information," SNS is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s third acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation in early 2023.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $1.6 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary estimated allocation of the SNS assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
November 18, 2022
Service fee receivable	$3,200
Goodwill	1,600
Intangible asset not subject to amortization - trade name	3,100
Intangible asset subject to amortization - customer relationships	3,600
Other assets	6
Total assets	$11,506

Accrued expenses and other liabilities	$6
Total liabilities	$6

Purchase price	$11,500

The consolidated statements of operations include the earnings of SNS from the date of acquisition. From the date of acquisition through  December 31, 2022, SNS earned revenue of $2.4 million and had a net loss of $0.1 million.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Ravix Financial, Inc.

On October 1, 2021, the Company acquired 100% of the outstanding equity interests of Ravix Financial, Inc. ("Ravix").  Ravix, based in San Jose, California, provides outsourced financial services and human resources consulting for short or long duration engagements.  As further discussed in Note 22, "Segmented Information," Ravix is included in the Kingsway Search Xcelerator segment, which was created as a result of the Ravix acquisition.  This acquisition was the Company’s first acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired Ravix for aggregate cash consideration of approximately $10.9 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of $0.1 million that was settled during the first quarter of 2022. The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $4.5 million, which is subject to certain conditions, including the successful achievement of gross profit for Ravix during the three-year period commencing on the first full calendar month following the acquisition date. During 2022, Ravix made a cash earn-out payment of $0.8 million.

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

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $7.9 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.  The estimated fair value of the contingent consideration obligation at the acquisition date of $2.2 million was determined using a Monte Carlo simulation based on forecasted future results. See Note 23, "Fair Value of Financial Instruments,"for further discussion related to the contingent consideration.

The following table summarizes the purchase price of Ravix:

(in thousands)
Purchase price:	October 1, 2021
Cash paid at closing	$10,930
Working capital adjustment	83
Contingent consideration	2,195
Total purchase price	$13,208

The following table summarizes the estimated allocation of the Ravix assets acquired and liabilities assumed at the date of acquisition:

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

The consolidated statements of operations include the earnings of Ravix from the date of acquisition. From the date of acquisition through December 31, 2021, Ravix earned revenue of $3.5 million and had a net loss of $0.2 million.

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the third quarter of 2021, the Company recorded a cumulative net measurement period adjustment of $18.8 million compared to the amount recorded at December 31, 2020. The measurement period adjustments reflected changes in the estimated fair values of certain assets and liabilities, and the working capital true-up.

The measurement period adjustments resulted in an increase in amortization expense of $1.9 million related to the customer relationships intangible asset and a decrease to service fee and commission revenue of $1.9 million, both of which were recorded during the third quarter of 2021.

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2022 and December 31, 2021 as if CSuite, SNS and Ravix had been acquired on January 1 of the year prior to the acquisitions. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisitions of CSuite, SNS and Ravix, interest expense and the amortization of debt issuance costs and discount associated with the related financing obtained in connection with the CSuite, SNS and Ravix acquisitions (see Note 12, "Debt"), tax related adjustments and acquisition-related expenses.

(in thousands, except per share data)	Years ended December 31,
	2022	2021
Revenues	$ 121,789	$ 113,342
Income (loss) from continuing operations attributable to common shareholders	$ 35,009	$ (4,439)
Basic earnings (loss) per share - continuing operations	$ 1.52	$ (0.20)
Diluted earnings (loss) per share - continuing operations	$ 1.40	$ (0.20)

(b)	Asset Acquisition

 VA Lafayette, LLC (formerly RoeCo Lafayette, LLC)

On December 30, 2021, the Company acquired 100% of the outstanding membership interests of RoeCo Lafayette, LLC ("RoeCo") from a current holder of the Company’s Preferred Shares, for cash consideration of approximately $2.4 million.  Refer to Note 24, "Related Parties," for further disclosure.  In 2022, RoeCo changed its name to VA Lafayette, LLC ("VA Lafayette").  VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease.  The LA Real Property is also subject to a mortgage in the principal amount of $13.5 million (the "LA Mortgage") at the date of acquisition plus a premium of $3.5 million.

The acquisition was accounted for as an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single asset comprised of land, building and improvements.  The total purchase price, including the transaction costs, was allocated to the individual net assets acquired based on their relative fair values.  In connection with the acquisition, the Company recorded an above-market lease intangible asset of $0.8 million and in-place and other lease intangible assets of $2.1 million.

The following table summarizes the allocation of the purchase price to the net assets of VA Lafayette at the date of acquisition:

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Since VA Lafayette was acquired on December 30, 2021, the consolidated statement of operations for the year ended December 31, 2021 did not include any revenue or earnings of VA Lafayette, as such items are immaterial.

During the fourth quarter of 2022, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale.  Further information is contained in Note 5, "Disposal and Discontinued Operations" to the consolidated financial statements.

NOTE 5 DISPOSAL AND DISCONTINUED OPERATIONS

(a)	Disposal

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

The purchase price paid by Buyer to PWS LLC and Gordy consisted of $51.2 million in base purchase price, subject to customary adjustments for net working capital, and non-compensation related transaction expenses of approximately $1.7 million.  As a result of the sale, the Company incurred compensation expenses of $5.4 million, primarily related to previously-granted awards to PWSC employees that are accounted for on a fair value basis, which are included in disposal of subsidiary transaction expenses in the consolidated statement of operations for the year ended December 31, 2022.

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

As a result of the sale, the Company recognized a net gain on disposal of $37.9 million, net of direct selling costs of $1.7 million, during the year ended  December 31, 2022.  The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which is included in the Extended Warranty segment, are included in the consolidated statements of operations through the July 29, 2022 disposal date.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, that had contributions to Extended Warranty service fee and commission revenue of $4.9 million and $8.0 million for the years ended  December 31, 2022 and December 31, 2021, respectively.  Additionally, PWSC had a pre-tax loss of $5.5 million for the year ended December 31, 2022 and pre-tax income of $0.6 million for the for the year ended  December 31, 2021.  For the years ended  December 31, 2022 and December 31, 2021, pre-tax loss of $4.4 million and pre-tax income of $0.5 million was attributable to the controlling interest, respectively.  At the July 29, 2022 disposal date, PWSC had service fee receivables totaling $0.7 million, intangible assets, net of $2.3 million, deferred service fees of $7.6 million and a non-controlling interest of ($2.2) million.

As a result of the sale, the Company incurred additional compensation expenses of $5.4 million that are included in disposal of subsidiary transaction expenses in the consolidated statement of operations for the for the year ended  December 31, 2022.

(b)	Discontinued Operations

Leased Real Estate Segment

The Company’s subsidiaries, VA Lafayette and CMC Industries Inc. ("CMC"), which includes CMC’s subsidiaries Texas Rail Terminal LLC and TRT Leaseco, LLC ("TRT"), comprised the Company's entire Leased Real Estate segment.  Each of CMC, through indirect wholly owned subsidiary, TRT, and VA Lafayette own a single asset, which is real estate property.  As further described below, on December 29, 2022, TRT sold its assets and at December 31, 2022, VA Lafayette was classified as held for sale.

In accordance with ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

Leased Real Estate is a component of Kingsway since its operations and cash flows can be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the reporting entity.  A component of an entity may consist of multiple disposal groups and does not need to be disposed of in a single transaction.  The disposal of the Leased Real Estate segment represents a strategic shift that will have a major effect on the Company's operations and financial results, as the disposal of the Leased Real Estate assets is in excess of 20% of the entity's total assets.  As a result, the assets, liabilities, operating results and cash flows related to Leased Real Estate have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Sale of CMC Real Property

CMC owned, through its indirect wholly owned subsidiary, TRT, a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which is subject to a long-term triple net lease agreement. The Real Property is also subject to two mortgages (the "Mortgages").

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

On December 22, 2022, TRT entered into a Purchase and Sale Agreement (the "CMC Agreement") with BNSF Dayton LLC ("Purchaser"), pursuant to which TRT agreed to sell to the Purchaser the Real Property.  TRT was also the landlord and an affiliate of the Purchaser was the current tenant under the long-term triple net lease over the Real Property.  Under the terms of the CMC Agreement, at the closing on December 29, 2022, TRT assigned, and the Purchaser assumed, the rights and obligations of the landlord under the existing long-term triple net lease.

The purchase price paid by the Purchaser at the closing consisted of $44.5 million in cash plus the assumption of the unpaid principal balance as of the closing of the Mortgages of approximately $170.7 million, netting cash proceeds of $21.4 million to Kingsway after taxes, fees and distribution to the minority shareholder.  The Company recognized a gain on disposal of CMC of $0.2 million which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statement of operations for the year ended  December 31, 2022.

As discussed above, CMC and TRT are part of the Leased Real Estate disposal group.   The sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, CMC and its subsidiaries, have been classified as a discontinued operation and the results of their operations are reported separately for all periods presented. The assets and liabilities of CMC are presented as discontinued operations in the consolidated balance sheet at  December 31, 2021.

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage.

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.   In conjunction with the sale of the CMC Real Property, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  December 31, 2022 and December 31, 2021.

Summary financial information for Leased Real Estate included in (loss) income from discontinued operations, net of taxes in the statements of operations for the years ended  December 31, 2022 and December 31, 2021 is presented below:

(in thousands)	Years ended December 31,
	2022	2021
(Loss) income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$14,567	$13,365
Total revenues	14,567	13,365
Expenses:
Cost of services sold	204	—
General and administrative expenses	20,778	3,488
Leased real estate segment interest expense	6,387	6,164
Non-operating other (expense) revenue	154	2,804
Amortization of intangible assets	206	63
Total expenses	27,729	12,519
(Loss) income from discontinued operations before income tax benefit	(13,162)	846
Income tax benefit	(357)	(3,728)
(Loss) income from discontinued operations, net of taxes	$(12,805)	$4,574

For the years ended  December 31, 2022 and December 31, 2021, pre-tax loss from discontinued operations of $10.7 million and pre-tax income from discontinued operations of $0.7 million was attributable to the controlling interest, respectively.

The assets and liabilities of Leased Real Estate are presented as held for sale and as discontinued operations in the consolidated balance sheets at  December 31, 2022 and December 31, 2021.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$570	$365
Other receivables, net	—	133
Property and equipment, net	16,160	16,466
Intangible assets, net	2,748	2,949
Assets held for sale	$19,478	$19,913
Liabilities
Accrued expenses and other liabilities	$473	$52
Notes payable	16,112	16,983
Liabilities held for sale	$16,585	$17,035

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as discontinued operations at December 31, 2021 are as follows:

(in thousands)	December 31, 2021
Assets
Cash and cash equivalents	$2,193
Other receivables, net	9,733
Property and equipment, net	91,019
Goodwill	60,983
Intangible assets, net	74,448
Other assets	11,096
Assets of discontinued operations	$249,472
Liabilities
Accrued expenses and other liabilities	$2,596
Notes payable	181,631
Liabilities of discontinued operations	$184,227

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022 and loss on disposal of discontinued operations, net of taxes in the consolidated statement of operations for the year ended  December 31, 2022.  There were no payments made by the Company related to the open claims during the years ended  December 31, 2022 and December 31, 2021.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate and Mendota, in the statements of operations for the years ended  December 31, 2022 and December 31, 2021 is comprised on the following:

(in thousands)	Years ended December 31,
	2022	2021
Loss on disposal of discontinued operations before income tax benefit	(26,751)	—
Income tax benefit	(24,489)	—
Loss on disposal of discontinued operations, net of taxes	$(2,262)	$—

NOTE 6 VARIABLE INTEREST ENTITIES

(a)	Consolidated VIEs

Argo Holdings Fund I, LLC

The Company holds a 43.4% investment in Argo Holdings at December 31, 2022 and December 31, 2021. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2022 and December 31, 2021.

Net Lease Investment Grade Portfolio, LLC

The Company holds a 71.0% investment in Net Lease at December 31, 2022 and December 31, 2021. Net Lease holds one commercial property under a triple net lease. The current property is encumbered by a mortgage loan.  Net Lease is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company holds a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allows the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company is the primary beneficiary of Net Lease and consolidated Net Lease at December 31, 2022 and December 31, 2021.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2022 and December 31, 2021:

(in thousands)	December 31,
	2022	2021
Assets
Limited liability investments, at fair value	$17,059	$18,826
Cash and cash equivalents	573	944
Accrued investment income	829	716
Total Assets	18,461	20,486
Liabilities
Accrued expenses and other liabilities	333	250
Total Liabilities	$333	$250

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments to its consolidated VIEs. At December 31, 2022 and December 31, 2021, the Company had no unfunded commitments. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the primary beneficiary of these VIEs.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2022 and December 31, 2021, the Company had no unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2022 and December 31, 2021:

(in thousands)	December 31,
	2022		2021
		Maximum Loss		Maximum Loss
	Carrying Value	Exposure	Carrying Value	Exposure
Investments in non-consolidated VIEs	$940	$940	$1,514	$1,514

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2022 and December 31, 2021:

(in thousands)	December 31,
	2022		2021
	Carrying		Carrying
	Value	Percent of total	Value	Percent of total
Investments in non-consolidated VIEs:
Real estate related	$—	—%	$628	41.5%
Non-real estate related	940	100.0%	886	58.5%
Total investments in non-consolidated VIEs	$940	100.0%	$1,514	100.0%

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2022 and December 31, 2021. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2022	2021
Assets	$241,050	$283,432
Liabilities	$330,470	$299,340
Equity	$(89,420)	$(15,908)

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(in thousands)	December 31,
	2022	2021
Net income	$16,330	$18,647

NOTE 7 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's available-for-sale investments at December 31, 2022 and December 31, 2021 are summarized in the tables shown below:

(in thousands)	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,797	$—	$717	$15,080
States, municipalities and political subdivisions	2,390	—	158	2,232
Mortgage-backed	9,058	1	647	8,412
Asset-backed	1,682	—	72	1,610
Corporate	11,200	1	944	10,257
Total fixed maturities	$40,127	$2	$2,538	$37,591

(in thousands)	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$16,276	$31	$84	$16,223
States, municipalities and political subdivisions	1,880	3	5	1,878
Mortgage-backed	7,679	18	68	7,629
Asset-backed	449	—	4	445
Corporate	9,605	15	129	9,491
Total fixed maturities	$35,889	$67	$290	$35,666

The table below summarizes the Company's fixed maturities at December 31, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2022
		Estimated Fair
	Amortized Cost	Value
Due in one year or less	$7,163	$7,034
Due after one year through five years	26,317	24,628
Due after five years through ten years	2,239	1,982
Due after ten years	4,408	3,947
Total	$40,127	$37,591

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions as of December 31, 2022 and December 31, 2021. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,543	$126	$10,537	$591	$15,080	$717
States, municipalities and political subdivisions	1,040	73	937	85	1,977	158
Mortgage-backed	2,248	93	5,756	554	8,004	647
Asset-backed	1,251	39	299	33	1,550	72
Corporate	3,244	155	6,760	789	10,004	944
Total fixed maturities	$12,326	$486	$24,289	$2,052	$36,615	$2,538

(in thousands)					December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$12,077	$84	$—	$—	$12,077	$84
States, municipalities and political subdivisions	846	5	—	—	846	5
Mortgage-backed	5,388	68	—	—	5,388	68
Asset-backed	445	4	—	—	445	4
Corporate	7,542	129	—	—	7,542	129
Total fixed maturities	$26,298	$290	$—	$—	$26,298	$290

There are approximately208 and 138 individual available-for-sale investments that were in unrealized loss positions as of December 31, 2022 and December 31, 2021, respectively.

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company did not record any write-downs for other-than-temporary impairment related to available-for sale investments, limited liability investments, investments in private companies and other investments for the years ended December 31, 2022 and December 31, 2021.

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

As of December 31, 2022 and December 31, 2021, the carrying value of limited liability investments totaled $1.0 million and $1.9 million, respectively. At December 31, 2022, the Company has no unfunded commitments related to limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings.  As of December 31, 2022 and December 31, 2021, the carrying value of the Company's limited liability investments, at fair value was $17.1 million and $18.8 million, respectively.  The Company recorded impairments related to limited liability investments, at fair value of less than $0.1 million and $0.1 million for the years ended  December 31, 2022 and December 31, 2021, respectively, which are included in (loss) gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At  December 31, 2022, the Company has no unfunded commitments related to limited liability investments, at fair value.

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties.

•

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

•

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

•	Net Lease sold its final property in February 2023.

As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s investments in private companies totaled $0.8 million. For the years ended December 31, 2022 and December 31, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the years ended December 31, 2022 and December 31, 2021.

Real estate investments represent investment real estate properties held by the Company’s consolidated subsidiary, Flower.  As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s real estate investments was zero and $10.7 million, respectively.  The Company consolidates the financial statements of Flower on a three-month lag.  On September 29, 2022, Flower sold their investment real estate properties for $12.2 million.  A portion of the proceeds from the sale were used to repay the Flower note payable with an unpaid principal balance of $5.9 million at the transaction date.  Flower recorded a gain of $1.5 million related to the sale, which is included in gain on change in fair value of real estate investments in the consolidated statement of operations for the year ended December 31, 2022.

Net investment income for the years ended December 31, 2022 and December 31, 2021, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2022	2021
Investment income
Interest from fixed maturities	$556	$242
Dividends	159	125
Income from limited liability investments	293	27
Income from limited liability investments, at fair value	4	106
Income from real estate investments	795	800
Other	612	364
Gross investment income	2,419	1,664
Investment expenses	(114)	(89)
Net investment income	$2,305	$1,575

Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the years ended December 31, 2022 and December 31, 2021 is comprised as follows:

(in thousands)	Years ended December 31,
	2022	2021
Gross realized gains	$1,648	$1,917
Gross realized losses	(439)	(108)
Net realized gains	$1,209	$1,809

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(Loss) gain on change in fair value of equity investments for the years ended December 31, 2022 and December 31, 2021 is comprised as follows:

(in thousands)	Years ended December 31,
	2022	2021
Net gain recognized on equity investments sold during the period	$—	$13
Change in unrealized losses on equity investments held at end of the period	(26)	(255)
Loss on change in fair value of equity investments	$(26)	$(242)

NOTE 8 GOODWILL

The following table summarizes goodwill activity for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2020	$59,415	$—	$732	$60,147
Acquisition	—	7,905	—	7,905
Measurement period adjustment	(18,788)	—	—	(18,788)
Balance, December 31, 2021	40,627	7,905	732	49,264
Acquisitions	—	5,708	—	5,708
Goodwill disposed of related to PWSC	(9,474)	—	—	(9,474)
Balance, December 31, 2022	$31,153	$13,613	$732	$45,498

As further discussed in Note 4, "Acquisitions," during 2022, the Company recorded goodwill of $4.1 million related to the acquisition of CSuite on November 1, 2021 and $1.6 million related to the acquisition of SNS on November 18, 2022.  The goodwill related to these acquisitions is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocations in early 2023.  The estimates, allocations and calculations recorded at December 31, 2022 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

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

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  Based on the assessment performed, no goodwill impairments were recognized in 2022 and 2021.

NOTE 9 INTANGIBLE ASSETS

Intangible assets at December 31, 2022 and December 31, 2021 are comprised as follows:

(in thousands)		December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	13,630	18,812
Intangible assets not subject to amortization
Trade names	14,287	—	14,287
Total	$55,327	$22,228	$33,099

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(in thousands)		December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,488	$430
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	31,645	11,598	20,047
Non-compete	266	224	42
Intangible assets not subject to amortization			—
Trade names	10,314	—	10,314
Total	$50,823	$19,990	$30,833

As discussed in Note 5, "Disposal and Discontinued Operations," the Company disposed of PWSC on July 29, 2022.  PWSC had intangible assets with a gross carrying value of $6.2 million and a net carrying value of $2.3 million at the disposal date.

As further discussed in Note 4, "Acquisitions," during the fourth quarter of 2022, the Company recorded $4.0 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of CSuite on November 1, 2022. The customer relationships intangible asset of $2.5 million is being amortized over seven years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $1.5 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation in early 2023. The estimates, allocations and calculations recorded at December 31, 2022 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 4, "Acquisitions," during the fourth quarter of 2022, the Company recorded $6.7 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of SNS on November 18, 2022. The customer relationships intangible asset of $3.6 million is being amortized over nine years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $3.1 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation in early 2023. The estimates, allocations and calculations recorded at December 31, 2022 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 4, "Acquisitions," during the fourth quarter of 2021, the Company recorded $6.5 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of Ravix on October 1, 2021. The customer relationships intangible asset of $4.0 million is being amortized over seven years based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $2.5 million is deemed to have indefinite useful life and is not amortized.

The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $6.1 million and $4.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. The estimated aggregate future amortization expense of all intangible assets is $5.6 million for 2023, $4.3 million for 2024, $3.1 million for 2025, $2.2 million for 2026, $1.6 million for 2027 and $2.0 million thereafter.

The trade names intangible assets have indefinite useful lives and are not amortized. All intangible assets with indefinite useful lives are reviewed annually by the Company for impairment. No impairment charges were taken on intangible assets in 2022 or 2021.

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and December 31, 2021 are comprised as follows:

(in thousands)		December 31, 2022
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$485	$206	$279
Furniture and equipment	375	319	56
Computer hardware	954	516	438
Total	$1,814	$1,041	$773

(in thousands)		December 31, 2021
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$286	$163	$123
Furniture and equipment	562	442	120
Computer hardware	2,488	1,630	858
Total	$3,336	$2,235	$1,101

For the years ended December 31, 2022 and December 31, 2021, depreciation expense on property and equipment of $0.3 million and $0.2 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 11 DERIVATIVES

(a)	Interest rate swap:

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

The notional amount of the interest rate swap contract is$8.6 million at December 31, 2022.  At December 31, 2022 and  December 31, 2021, the fair value of the interest rate swap contract was an asset of $0.3 million and a liability of less than $0.1 million, respectively, which is included in other receivables and accrued expenses and other liabilities, respectively, in the consolidated balance sheets.  During the years ended December 31, 2022 and  December 31, 2021, the Company recognized a gain of $0.3 million and a loss of less than $0.1 million, respectively, related to the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and within cash flows (used in) provided by operating activities from continuing operations in the consolidated statements of cash flows.  Net cash receipts of $0.1 million were made to the Company during the year ended  December 31, 2022 and net cash payments of less than $0.1 million were made by the Company during the year ended  December 31, 2021, to settle a portion of the liabilities related to the interest rate swap agreement.  These cash receipts and payments are reflected as cash inflows or outflows in the consolidated statements of cash flows within net cash (used in) provided by operating activities from continuing operations.

(b)	Trust preferred debt repurchase options:

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

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held ( "September 20 Option"). The September 20, 2022 agreement is subject to the same terms and conditions as the August 2, 2022 and no additional consideration was paid.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The notional amount of the TruPs Options contracts is $59.7 million at December 31, 2022.  At December 31, 2022, the fair value of the TruPs Options contracts was an asset of $19.0 million, which is included in other assets in the consolidated balance sheet. See Note 23, "Fair Value of Financial Instruments," for further discussion. During the year ended December 31, 2022, the Company recognized an initial gain of $11.4 million, equal to the difference between the fair value of the TruPs Options contracts at the date of inception and the cash consideration paid, and a subsequent gain on change in fair value of $5.3 million, both of which are included in gain on change in fair value of derivative asset option contracts in the consolidated statement of operations and as an adjustment to calculate cash flows used in operating activities from continuing operations in the consolidated statement of cash flows.  No cash payments were made to repurchase any of the TruPs during the year ended December 31, 2022 with respect to the TruPs Options contracts.

NOTE 12 DEBT

Debt consists of the following instruments at December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022			December 31, 2021
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$5,300	$5,300	$5,460	$6,000	$5,847	$5,936
2022 Ravix Loan	5,950	5,754	6,245	—	—	—
SNS Loan	6,850	6,755	6,921	—	—	—
2020 KWH Loan	16,708	16,472	16,819	21,186	20,870	20,815
Total bank loans	34,808	34,281	35,445	27,186	26,717	26,751
Notes payable:
Flower Note	—	—	—	6,411	6,411	7,101
Total notes payable	—	—	—	6,411	6,411	7,101
Subordinated debt	90,500	67,811	67,811	90,500	60,973	60,973
Total	$125,308	$102,092	$103,256	$124,097	$94,101	$94,825

Subordinated debt mentioned above consists of the following trust preferred debt instruments:

	Principal
Issuer	(in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)	Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan requires monthly payments of principal and interest.  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%.  At December 31, 2022, the interest rate was 8.00%. The term loan matures on October 1, 2027 and the revolver was scheduled to mature on October 1, 2023 (see discussion below related to the 2022 Ravix Loan).  Subsequent to October 1, 2021, Ravix borrowed and made payments under the revolver.  The carrying values at December 31, 2022 and  December 31, 2021 for the 2021 Ravix Loan includes $5.1 millionand $5.7 million, respectively, related to the term loan and zero and $0.1 million related to the revolver.  The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheet at December 31, 2022 at its unpaid principal balance.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At December 31, 2022, the interest rate was 8.25%.  The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At December 31, 2022, the balance of the 2022 Revolver was zero.

The Company also recorded as a discount to the carrying value of the 2022 Ravix Loan issuance costs of $0.1 million specifically related to the 2022 Ravix Loan.  The 2022 Ravix Loan is carried in the consolidated balance sheet at December 31, 2022 at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The 2022 Ravix Loan and the 2021 Ravix Loan were not deemed to be substantially different; therefore, the 2022 Ravix Loan is accounted for as a modification of the 2021 Ravix Loan and a new effective interest rate was determined based on the carrying amount of the 2021 Ravix Loan.  The issuance costs related to the 2022 Ravix Loan, along with the existing unamortized issuance costs from the 2021 Ravix Loan, are being amortized over the remaining term of the 2022 Ravix Loan using the effective interest rate.

The fair values of the 2021 Ravix Loan and the 2022 Ravix Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2021 Ravix Loan and the 2022 Ravix Loan are secured by certain of the equity interests and assets of Ravix and CSuite.

The 2021 Ravix Loan and the 2022 Ravix Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the 2021 Ravix Loan and 2022 Ravix Loan that, among other things, restrict Ravix and CSuite’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

SNS

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2022, the interest rate was 8.00%.  Monthly principal payments on the term loan begin on November 15, 2023.  The revolver matures on November 18, 2023 and the term loan matures on November 18, 2028.  Subsequent to November 18, 2022, SNS borrowed under the revolver.  The carrying value at December 31, 2022 for the SNS Loan includes $6.4 million related to the term loan and $0.4 million related to the revolver.

The Company also recorded as a discount to the carrying value of the SNS Loan issuance costs of $0.1 million specifically related to the SNS Loan.  The SNS Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the SNS Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The SNS Loan is secured by certain of the equity interests and assets of SNS.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At December 31, 2022, the interest rate was 6.96%. The 2020 KWH Loan matures on December 1, 2025.  The carrying values at December 31, 2022 and  December 31, 2021 include $16.0 millionand $20.4 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to the revolver.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(b)	Notes payable:

Flower

On January 5, 2015, Flower assumed a $9.2 million mortgage in conjunction with the purchase of investment real estate properties, which is recorded as note payable in the consolidated balance sheet at December 31, 2021 ("the Flower Note"). The Flower Note required monthly payments of principal and interest and was secured by certain investments of Flower. The Flower Note was scheduled to mature on December 10, 2031 and had a fixed interest rate of 4.81%. On September 29, 2022, Flower sold its investment real estate properties and used a portion of the sales proceeds to repay the unpaid principal balance of the Flower Note.  The carrying value of the Flower Note of $6.4 million at December 31, 2021 represents its unpaid principal balance. The fair value of the Flower Note disclosed in the table above is derived from quoted market prices of A and BBB rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy.

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

On December 21, 2020 the SBA approved the forgiveness of the full amount of one of the five PPP loans. The forgiveness included principal and interest of $0.4 million.  In January 2021 and March 2021, the SBA provided the Company with notices of forgiveness of the full amount of the remaining four loans. The forgiveness in the first quarter of 2021 included total principal and interest of $2.5 million.  The loan forgiveness is included in gain on extinguishment of debt in the consolidated statement of operations for the years ended  December 31, 2021.

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

The subordinated debt is carried in the consolidated balance sheets at fair value. See Note 23, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive loss. Of the $6.8 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and December 31, 2022, $1.9 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss) and $4.9 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations. Of the $10.0 million increase in fair value of the Company’s subordinated debt between December 31, 2020 and December 31, 2021, $6.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive income (loss) and $3.2 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. At December 31, 2022 and December 31, 2021, deferred interest payable of $25.5 million and $18.7 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreements governing the subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 13 LEASES

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

Operating lease costs and variable lease costs included in general and administrative expenses for the year ended December 31, 2022 were $0.8 million and $0.2 million, respectively.  Operating lease costs and variable lease costs included in general and administrative expenses for the year ended  December 31, 2021 were $1.0 million and $0.1 million, respectively.

The annual maturities of lease liabilities as of December 31, 2022 were as follows:

(in thousands)	Lease Commitments
2023	$438
2024	405
2025	231
2026	167
2027	107
2028 and thereafter	17
Total undiscounted lease payments	1,365
Imputed interest	148
Total lease liabilities	$1,217

Lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets.  The weighted-average remaining lease term for operating leases was 3.57 years as of December 31, 2022. The weighted average discount rate of operating leases was 5.84% as of December 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Supplemental non-cash information related to leases for the year ended December 31, 2022 includes right-of-use assets of $0.3 million acquired in exchange for $0.5 million of lease obligations.

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Years ended December 31,
		2022	2021

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$58,775	$57,756
Maintenance support service fees	Trinity	5,815	4,871
Warranty product commissions	Trinity	4,564	4,317
Homebuilder warranty service fees	PWSC (a)	4,348	7,099
Homebuilder warranty commissions	PWSC (a)	540	876
Business services consulting fees	Ravix, CSuite and SNS	19,238	3,482
Service fee and commission revenue		$93,280	$78,401
(a)	Through the July 29, 2022 disposal

During the first quarter of 2022, IWS recorded a net charge of $0.9 million relating to a change in estimate in accounting for deferred revenue and deferred contract costs associated with vehicle service agreement fees, resulting in an increase to deferred service fees of $1.1 million and an increase in deferred contract costs of $0.2 million.

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2022 and December 31, 2021 were$10.3 million and $6.7 million, respectively. The increase in receivables from contracts with customers is primarily due to receivables related to CSuite and SNS, which were acquired on November 1, 2022 and November 18, 2022, respectively, and the timing difference between the Company's satisfaction of performance obligations and customer payments; partially offset by a decrease due to the disposal of PWSC on July 29, 2022.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations.  Changes in deferred service fees for the years ended  December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2020	$87,945
Deferral of revenue	60,415
Recognition of deferred service fees	(59,143)
Balance, December 31, 2021	89,217
Deferral of revenue	61,058
Recognition of deferred service fees	(59,966)
Deferred service fees disposed of related to PWSC	(7,596)
Balance, December 31, 2022	$82,713

The decrease in deferred service fees during the year ended December 31, 2022 is primarily due to the disposal of PWSC on July 29, 2022, partially offset by additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2022 as cash sales have begun to increase.  The increase in deferred service fees during the year ended December 31, 2021 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2021, that was partially offset by the adjustment recorded in the third quarter of 2021 of $3.6 million to reduce PWI’s acquisition date deferred revenue to fair value.

The Company expects to recognize within one year as service fee and commission revenue approximately 52.7% of the deferred service fees as of December 31, 2022. Approximately $43.2 million and $44.2 million of service fee and commission revenue recognized during the years ended December 31, 2022 and December 31, 2021 was included in deferred service fees as of December 31, 2021 and December 31, 2020, respectively.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  The deferred contract costs balances and related amortization expense for the years ended  December 31, 2022 and December 31, 2021 are comprised as follows:

(in thousands)	Years ended December 31, 2022			Years ended December 31, 2021
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at January 1, net	$10,850	$80	$10,930	$8,759	$76	$8,835
Additions	9,273	21	9,294	8,674	27	8,701
Amortization	(6,949)	(18)	(6,967)	(6,583)	(23)	(6,606)
Balance at December 31, net	$13,174	$83	$13,257	$10,850	$80	$10,930

No impairment charges related to deferred contract costs were recorded in 2022 or 2021.

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

Income tax expense (benefit) consists of the following:

(in thousands)	Years ended December 31,
	2022	2021

Current income tax expense	$3,419	$395
Deferred income tax expense (benefit)	1,406	(4,311)
Income tax expense (benefit)	$4,825	$(3,916)

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Income tax expense (benefit) varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to income (loss) from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2022	2021
Income tax expense (benefit) at U.S. statutory income tax rate	$7,341	$(1,393)
Valuation allowance	(10,100)	(3,103)
Indefinite life intangibles	106	215
Non-deductible compensation	867	649
Investment income	(62)	(253)
State income tax	3,052	338
Disposition of subsidiary	3,268	—
Non-taxable income	—	(524)
Other	353	155
Income tax expense (benefit) for continuing operations	$4,825	$(3,916)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2022	2021
Deferred income tax assets:
Losses carried forward	$137,155	$181,096
Unpaid loss and loss adjustment expenses and unearned premiums	3,902	3,864
Intangible assets	1,380	1,050
Debt issuance costs	474	789
Investments	2,065	1,198
Deferred rent	64	586
Deferred revenue	147	1,603
Compensation	306	520
Other	155	131
Valuation allowance	(130,596)	(169,678)
Deferred income tax assets	$15,052	$21,159
Deferred income tax liabilities:
Indefinite life intangibles	$(3,815)	$(19,179)
Depreciation and amortization	(756)	(14,485)
Fair value of debt	(7,598)	(4,048)
Land	(47)	(4,482)
Intangible assets	(2,606)	(3,698)
Deferred revenue	(1,188)	(1,443)
Investments	—	(35)
Deferred acquisition costs	(2,784)	(2,295)
Other	(434)	(47)
Deferred income tax liabilities	$(19,228)	$(49,712)
Net deferred income tax liabilities	$(4,176)	$(28,553)

The Company maintains a valuation allowance for its gross deferred income tax assets of $130.6 million (U.S. operations - $130.6 million; Other - less than $0.1 million) and $169.7 million (U.S. operations - $169.7 million; Other - less than $0.1 million) at December 31, 2022 and December 31, 2021, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2022 and December 31, 2021 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

In 2022, the Company (i) increased by $2.1 million its valuation allowance associated with business interest expense carryforwards with an indefinite life; and (ii) increased by $0.1 million its valuation allowance relating to a change in indefinite life deferred income tax liabilities.

In2021, the Company (i) released into income $2.0 million of its valuation allowance associated with business interest expense carryforwards with an indefinite life and (ii) released into income $3.3 million and $0.8 million of its valuation allowance, as a result of its acquisitions of PWI and Ravix, respectively, due to net deferred income tax liabilities that are expected to reverse during the period in which the Company will have deferred income tax assets available.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The Company carries net deferred income tax liabilities of$4.2 million and $28.6 million at December 31, 2022 and December 31, 2021, respectively, that consists of:

•	Zero and $8.2 million of deferred income tax liabilities that are scheduled to reverse in periods after the expiration of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards;
•	$3.8 million and $23.8 million of deferred income tax liabilities related to land and indefinite life intangible assets;
•	Zero and $3.3 million of deferred income tax assets associated with business interest expense carryforwards with an indefinite life;
•	Zero and $0.5 million of deferred state income tax assets; and
•	$0.4 million and $0.4 of deferred state income tax liabilities.

The Tax Cuts and Jobs Act (the "Tax Act") modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $644.2 million, are as follows:

		Net operating loss
Year of net operating loss	Expiration date	(in thousands)

2009	2029	$406,477
2010	2030	92,058
2011	2031	39,865
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848

In addition, not reflected in the table above, are net operating loss carryforwards of (i) $8.9 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $0.1 million relating to non-U.S. operations, which losses will expire over various years through 2042.

A reconciliation of the beginning and ending unrecognized tax benefits related to discontinued operations, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2022	2021
Unrecognized tax benefits - beginning of year	$65	$1,381
Gross additions	—	—
Gross reductions	(65)	—
Impact due to expiration of statute of limitations	—	(1,316)
Unrecognized tax benefits - end of year	$—	$65

The amount of unrecognized tax benefits that, if recognized as of December 31, 2022 and December 31, 2021 would affect the Company's effective tax rate on discontinued operations, was a benefit of $0.1 million and $2.8 million, respectively.

During the year ended December 31, 2022, the Company recorded an income tax benefit of $0.2 million for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets.  The Company carried a liability for unrecognized tax benefits of zero and $0.1 million as of December 31, 2022 and December 31, 2021, respectively, that is included in income taxes payable in the consolidated balance sheets. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense (benefit). During the years ended December 31, 2022 and December 31, 2021, the Company recognized a benefit of $0.1 million and $1.5 million, respectively, for interest and penalties, which are included in (loss) income from discontinued operations, net of taxes. At December 31, 2022 and December 31, 2021, the Company carried an accrual for the payment of interest and penalties of zero and $0.1 million, respectively, that is included in income taxes payable in the consolidated balance sheets.

The federal income tax returns of the Company's U.S. operations for the years through 2018 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2017 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 16 EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the years ended December 31, 2022 and December 31, 2021:

(in thousands, except per share data)	Years ended December 31,
	2022	2021
Numerator:
Income (loss) from continuing operations	$30,132	$(2,714)
Plus (less): net loss (income) from continuing operations attributable to noncontrolling interests	1,471	(1,660)
Less: dividends on preferred stock, net of tax	(306)	(494)
Numerator used in calculating basic earnings (loss) per share from continuing operations attributable to common shareholders	$31,297	$(4,868)
Adjustment to add-back dividends on preferred stock	306	—
Adjustment for proportionate interest in Ravix and SNS's earnings attributable to common stock	76	—
Numerator used in calculating diluted earnings (loss) per share from continuing operations attributable to common shareholders	$31,679	$(4,868)
Loss (income) from discontinued operations	(15,067)	4,574
Plus (less): net loss (income) from discontinued operations attributable to noncontrolling interests	8,186	(542)
Numerator used in calculating diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$24,798	$(836)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	22,961	22,537
Weighted average diluted shares
Weighted average common shares outstanding	22,961	22,537
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	596	—
Warrants	811	—
Convertible preferred stock	936	—
Total weighted average diluted shares	25,304	22,537
Basic earnings (loss) attributable to common shareholders:
Continuing operations	$1.36	$(0.22)
Discontinued operations	$(0.30)	$0.18
Basic earnings (loss) per share - net income (loss) attributable to common shareholders	$1.06	$(0.04)
Diluted earnings (loss) attributable to common shareholders:
Continuing operations	$1.25	$(0.22)
Discontinued operations	$(0.27)	$0.18
Diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$0.98	$(0.04)

(a)

Potentially dilutive securities consist of unvested restricted stock awards, warrants and convertible preferred stock. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the year ended December 31, 2021, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted earnings (loss) per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the diluted earnings (loss) per share calculations above because they would have had an antidilutive effect on the earnings (loss) per share:

	Years ended December 31,
	2022	2021
Unvested restricted stock awards	550,528	1,252,754
Warrants	—	4,573,765
Convertible preferred stock	—	1,060,831
Total	550,528	6,887,350

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

Under the 2013 Plan, the Company granted 500,000 restricted common stock awards to an officer on September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2022 was $0.5 million.

Under the 2020 Plan, the Company has granted restricted common stock awards to certain officers of the Company during 2022 and 2021 (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the dates of grant. During the year ended  December 31, 2022, 130,918 shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at December 31, 2022 was $2.9 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2022:

		Weighted-Average
	Number of Restricted	Grant Date Fair Value
	Stock Awards	(per Share)
Unvested at December 31, 2021	1,252,754	$5.09
Granted	25,111	7.25
Vested	(73,437)	4.67
Cancelled for Tax Withholding	(57,481)	4.67
Unvested at December 31, 2022	1,146,947	$5.19

The unvested balance at December 31, 2022 in the table above is comprised of 646,947 shares of the 2020 Plan Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $1.0 million and $2.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.

(b)	Restricted Stock Awards of PWSC

PWSC granted 1,000 restricted Class B common stock awards ("2018 PWSC RSA") to an officer of PWSC pursuant to an agreement dated September 7, 2018. The 2018 PWSC RSA contained both a service and a performance condition that affected vesting. On December 18, 2020, the 2018 PWSC RSA was amended to modify the vesting terms related to the service and performance condition ("Modified PWSC RSA").

PWSC granted 250 restricted Class B common stock awards to an officer of PWSC pursuant to an agreement dated December 18, 2020 ("2020 PWSC RSA"). The 2020 PWSC RSA contained both a service and a performance condition that affected vesting.

As discussed in Note 5, "Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  December 31, 2022.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA became fully vested.  During the year ended  December 31, 2022, 437.50 shares of the Modified RSA became fully vested.  At December 31, 2022 and December 31, 2021, there were zero and 437.50 unvested shares, respectively, of the Modified PWSC RSA with a weighted-average grant date fair value of $1,672 per share.  Total unamortized compensation expense related to the Modified PWSC RSA at December 31, 2022 was zero.

On February 20, 2022, both the service condition and performance condition of the 2020 PWSC RSA became fully vested.  During the year ended  December 31, 2022, 109.38 shares of the 2020 PWSC RSA became fully vested.  At December 31, 2022 and December 31, 2021, there were zero and 109.38 unvested shares, respectively, of the 2020 PWSC RSA with a weighted-average grant date fair value of $1,672 per share.  Total unamortized compensation expense related to the 2020 PWSC RSA at  December 31, 2022 was zero.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was $2.8 million and $1.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.

(c)	Restricted Common Unit Awards of Ravix

Ravix LLC granted 199,000 restricted Class B common unit awards to an officer of Ravix pursuant to an agreement dated October 1, 2021 ("2021 Ravix RUA"). The 2021 Ravix RUA vests based on service and the achievement of criteria based on the internal rate of return ("IRR") of Ravix.

The grant-date fair value of the 2021 Ravix RUA was estimated using the Black-Scholes option pricing model, using the following assumptions: expected term of four years, expected volatility of 75%, expected dividend yield of zero, and risk-free interest rate of 0.93%.

On October 1, 2021, 83,333 shares, representing one half of the service condition for the 2021 Ravix RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

On November 1, 2022, the Company modified the inputs related to the IRR portion of the 2021 Ravix RUA to be based on the combined internal rate of return of Ravix and CSuite.  The modified portion of the awards was probable of vesting both immediately before and after the modification.  As a result, the fair value of the award that is subject to the IRR was measured at the modification date and compared to the fair value of the modified portion of the award immediately prior to the modification, with the difference resulting in incremental compensation expense of less than $0.1 million. The incremental fair value was estimated using the Monte Carlo simulation model, using the following assumptions at the modification date: expected term of 2.92 years, expected volatility of 72% and risk-free interest rate of 4.44%; and the following assumptions prior to the modification: expected term of 2.92 years, expected volatility of 58% and risk-free interest rate of 4.44%.

During the year ended  December 31, 2022, 24,306 shares of the 2021 Ravix RUA became fully vested.  At December 31, 2022, there were 91,361 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  December 31, 2022 was $0.3 million.

Stock-based compensation expense related to the 2021 Ravix RUA was $0.1 million and $0.3 million for the years ended December 31, 2022 and December 31, 2021, respectively.

(d)	Restricted Common Unit Awards of SNS

Pegasus LLC granted 75,000 restricted Class B common unit awards to an officer of SNS pursuant to an agreement dated November 18, 2022 ("SNS RUA"). The SNS RUA vests based on service and the achievement of criteria based on the IRR of SNS.

The grant-date fair value of the SNS RUA was estimated using the Monte Carlo simulation model, using the following assumptions : expected term of four years, expected volatility of 85%  and risk-free interest rate of 4.09%.

On November 18, 2022, 25,000 shares, representing one half of the service condition for the SNS RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At December 31, 2022, there were 50,000 unvested shares of the SNS RUA with a weighted-average grant date fair value of $5.95 per share. Total unamortized compensation expense related to unvested SNS RUA at  December 31, 2022was $0.3 million.

Stock-based compensation expense related to the SNS RUA was $0.2 million for the year ended  December 31, 2022.

(e)	Employee Share Purchase Plan

The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2022 and December 31, 2021 totaled $0.2 million and $0.2 million, respectively.

7
8

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 18 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $20,500 and $19,500 in 2022 and 2021, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2022 and December 31, 2021 totaled $0.5 million and $0.4 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2022.

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

There were 149,733 and 169,733 shares of Preferred Shares outstanding at December 31, 2022 and December 31, 2021, respectively. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During 2022 and 2021, 20,000 and 13,143 Preferred Shares, respectively, were converted into 125,000 and 82,143 common shares, respectively, at the conversion price of $4.00 per common share, or $0.5 million and $0.3 million, respectively, at the option of the holders. As of December 31, 2022, the maximum number of common shares issuable upon conversion of the Preferred Shares is 935,831 common shares.

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

As discussed in "Note 2(s), "Summary of Significant Accounting Policies - Holding company liquidity," the outstanding Preferred Shares were required to be redeemed by the Company on April 1, 2021 ("Redemption Date"). However, the Company has exercised its right to defer payment of interest on its outstanding subordinated debt ("trust preferred securities") and, therefore is prohibited from redeeming any shares of its capital stock while payment of interest on the trust preferred securities is being deferred.  As such, the Preferred Shares were not redeemed on the Redemption Date and instead remain outstanding with a redemption value of $6.0 million as of  December 31, 2022. None of the terms of the Preferred Shares have changed after the Redemption Date.  The Preferred Shares continue to be convertible into common shares at the discretion of the holder, and will accrue dividends until such time that either (i) the shares are converted at the discretion of the holder or (ii) the interest on the trust preferred securities is no longer deferred and the Company redeems the outstanding Preferred Shares at that time.

The Company accrues dividends through additional paid-in-capital at the stated coupon.  At December 31, 2022 and December 31, 2021, accrued dividends of $2.3 million and $2.3 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares was $6.0 million and $6.5 million at December 31, 2022 and December 31, 2021, respectively.

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

NOTE 20 SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of zero par value common stock. There were 23,190,080 and 22,882,614 shares of common stock outstanding at December 31, 2022 and December 31, 2021, respectively.

There were no dividends declared during the years ended December 31, 2022 and December 31, 2021.

As described in Note 19, "Redeemable Class A Preferred Stock", during 2022 and 2021, 20,000 and 13,143 Preferred Shares, respectively, were converted into 125,000 and 82,143 common shares, respectively.  As a result, $0.8 million and $0.5 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheets at  December 31, 2022 and December 31, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

There were 247,450 shares of treasury stock outstanding at December 31, 2022 and December 31, 2021.  The Company records treasury stock at cost.

At December 31, 2022, the Company has 4,464,736 warrants outstanding that expire on September 15, 2023. The warrants are recorded in shareholders' equity and entitle each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During 2022 and 2021, warrants to purchase 109,029 and 350,000 shares of common stock, respectively, were exercised, resulting in cash proceeds of $0.5 million and $1.8 million, respectively.

In early January 2023, a holder exercised 611,547 of warrants, resulting in cash proceeds to the Company of $3.1 million.  The Company has seen an increase in warrant exercises in 2023, compared to prior periods.

NOTE 21 ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2022 and December 31, 2021 as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
			Change in
			Fair Value of
	Unrealized		Debt
	Gains		Attributable	Total
	(Losses) on	Foreign	to	Accumulated
	Available-	Currency	Instrument-	Other
	for-Sale	Translation	Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)
Balance, December 31, 2020	$216	$(3,286)	$41,129	$38,059

Other comprehensive loss arising during the period	(463)	—	(6,844)	(7,307)
Amounts reclassified from accumulated other comprehensive income	27	—	—	27
Net current-period other comprehensive loss	(436)	—	(6,844)	(7,280)
Balance, December 31, 2021	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive loss arising during the period	(2,266)	—	(1,930)	(4,196)
Amounts reclassified from accumulated other comprehensive income	22	—	—	22
Net current-period other comprehensive loss	(2,244)	—	(1,930)	(4,174)
Balance, December 31, 2022	$(2,464)	$(3,286)	$32,355	$26,605

It should be noted that the consolidated statements of comprehensive income (loss) present the components of other comprehensive loss, net of tax, only for the years ended December 31, 2022 and December 31, 2021 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Years ended December 31,
	2022	2021
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$(22)	$(27)
Other-than-temporary impairment loss	—	—
Income (loss) from continuing operations before income tax expense (benefit)	(22)	(27)
Income tax expense (benefit)	—	—
Income (loss) from continuing operations	(22)	(27)
(Loss) income from discontinued operations, net of taxes	—	—
Net income	$(22)	$(27)

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 22 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Prior to the fourth quarter of 2022, the Company conducted its business through a third reportable segment, Leased Real Estate. Leased Real Estate included the following subsidiaries of the Company: CMC and VA Lafayette.  As further discussed in Note 5, "Disposal and Discontinued Operations," both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented.  As such, the Leased Real Estate segment no longer exists and all segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI, PWSC and Trinity (collectively, "Extended Warranty").  As discussed in Note 5, "Disposal and Discontinued Operations," the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the consolidated statements of operations and the segment disclosures through the disposal date.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 39 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix and SNS.

CSuite provides financial executive services, for project and interim-staffing engagements, and search services for full-time placements for customers throughout the United States.

Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers in several states.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2022 and December 31, 2021 were:

(in thousands)	Years ended December 31,
	2022	2021
Revenues:
Service fee and commission revenue - Extended Warranty	$74,042	$74,919
Service fee and commission revenue - Kingsway Search Xcelerator	19,238	3,482
Total revenues	$93,280	$78,401

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income (loss) from continuing operations for the years ended December 31, 2022 and December 31, 2021 were:

(in thousands)	Years ended December 31,
	2022	2021
Segment operating income
Extended Warranty (a)	$9,879	$12,636
Kingsway Search Xcelerator	3,548	484
Total segment operating income	13,427	13,120
Net investment income	2,305	1,575
Net realized gains	1,209	1,809
Loss on change in fair value of equity investments	(26)	(242)
(Loss) gain on change in fair value of limited liability investments, at fair value	(1,754)	2,391
Gain on change in fair value of real estate investments	1,488	—
Gain on change in fair value of derivative asset option contracts	16,730	—
Interest expense	(8,092)	(6,161)
Other revenue and expenses not allocated to segments, net	(17,206)	(11,395)
Amortization of intangible assets	(6,133)	(4,837)
Loss on change in fair value of debt	(4,908)	(3,201)
Gain on disposal of subsidiary	37,917	—
Gain on extinguishment of debt not allocated to segments	—	311
Income (loss) from continuing operations before income tax expense (benefit)	34,957	(6,630)
Income tax expense (benefit)	4,825	(3,916)
Income (loss) from continuing operations	$30,132	$(2,714)

(a)	For the year ended December 31, 2021, Extended Warranty segment operating income includes gain on extinguishment of debt of $2.2 million, related to PPP loan forgiveness directly associated with the respective warranty businesses. Extended Warranty segment operating income before the gain of extinguishment of debt totaled $10.5 million for the year ended December 31, 2021, respectively. See Note 12, "Debt" for further discussion.

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

Stock-based compensation liabilities- Certain of the restricted stock awards granted by PWSC were classified as a liability prior to the sale of PWSC on July 29, 2022. Liability-classified awards are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the liability-classified awards granted by PWSC were estimated using an internal valuation model without relevant observable market inputs. The significant inputs used in the model include a valuation multiple applied to trailing twelve month earnings before interest, tax, depreciation and amortization. Liability-classified PWSC restricted stock awards were categorized in Level 3 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

Derivative contract interest rate swap - As described in Note 11, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables and accrued expenses and other liabilities in the consolidated balance sheets at  December 31, 2022 and December 31, 2021, respectively. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

Derivative contracts - trust preferred debt repurchase options - As described in Note 11, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  The TruPs Options contracts are measured and reported at fair value and are included in other assets in the consolidated balance sheet at December 31, 2022. The fair value of the TruPs Options contracts are estimated using the binomial lattice model.  Key inputs in the valuation include credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

Contingent consideration - The consideration for the Company's acquisitions of Ravix and CSuite includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other (expense) revenue. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.

•	The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025. Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and December 31, 2021 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured at
		Assets	Inputs	Inputs	Net Asset
	Total	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,080	$—	$15,080	$—	$—
States, municipalities and political subdivisions	2,232	—	2,232	—	—
Mortgage-backed	8,412	—	8,412	—	—
Asset-backed	1,610	—	1,610	—	—
Corporate	10,257	—	10,257	—	—
Total fixed maturities	37,591	—	37,591	—	—
Equity investments:
Common stock	153	153	—	—	—
Total equity investments	153	153	—	—	—
Limited liability investments, at fair value	17,059	—	—	3,196	13,863
Derivative contract - interest rate swap	326	—	326	—	—
Derivative contract - trust preferred debt repurchase options	19,034	—	—	19,034	—
Total assets	$74,163	$153	$37,917	$22,230	$13,863

Liabilities:
Subordinated debt	$67,811	$—	$67,811	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	$71,029	$—	$67,811	$3,218	$—

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

(in thousands)			December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured
		Assets	Inputs	Inputs	at Net
	Total	(Level 1)	(Level 2)	(Level 3)	Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$16,223	$—	$16,223	$—	$—
States, municipalities and political subdivisions	1,878	—	1,878	—	—
Mortgage-backed	7,629	—	7,629	—	—
Asset-backed	445	—	445	—	—
Corporate	9,491	—	9,491	—	—
Total fixed maturities	35,666	—	35,666	—	—
Equity investments:
Common stock	171	171	—	—	—
Warrants	8	—	8	—	—
Total equity investments	179	171	8	—	—
Limited liability investments, at fair value	18,826	—	—	4,022	14,804
Real estate investments	10,662	—	—	10,662	—
Total assets	$65,333	$171	$35,674	$14,684	$14,804

Liabilities:
Subordinated debt	$60,973	$—	$60,973	$—	$—
Contingent consideration	2,458	—	—	2,458	—
Stock-based compensation liabilities	1,402	—	—	1,402	—
Derivative contract - interest rate swap	14	—	14	—	—
Total liabilities	$64,847	$—	$60,987	$3,860	$—

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Years ended December 31,
	2022	2021
Assets:
Limited liability investments, at fair value:
Beginning balance	$4,022	$3,263
Distributions received	(621)	(658)
Realized gains included in net income	607	631
Change in fair value of limited liability investments, at fair value included in net income	(812)	786
Ending balance	$3,196	$4,022
Unrealized (gains) losses on limited liability investments, at fair value held at end of period:
Included in net income	$(812)	$786
Included in other comprehensive loss	$—	$—
Real estate investments:
Beginning balance	$10,662	$10,662
Realized gains on sale of real estate investments included in net income	1,488	—
Sale of real estate investments	(12,150)	—
Ending balance	$—	$10,662
Unrealized gains recognized on real estate investments held at end of period:
Included in net income	$—	$—
Included in other comprehensive loss	—	—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—
Purchase of options	2,304	—
Initial valuation of options included in net income	11,412	—
Change in fair value of derivative assets included in net income	5,318	—
Ending balance	$19,034	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net income	$16,730	$—
Included in other comprehensive loss	—	—
Ending balance - assets	$22,230	$14,684
Liabilities:
Contingent consideration:
Beginning balance	$2,458	$—
Issuance of contingent consideration in connection with acquisition	—	2,195
Settlements of contingent consideration liabilities	(750)	—
Change in fair value of contingent consideration included in net income	1,510	263
Ending balance	$3,218	$2,458
Unrealized gains recognized on contingent consideration liabilities held at end of period:
Included in net income	$1,510	$263
Included in other comprehensive loss	$—	$—
Stock-based compensation liabilities:
Beginning balance	$1,402	$443
Issuance of stock-based compensation awards	—	—
Change in fair value of stock-based compensation liabilities included in net income	2,780	959
Stock-based compensation liabilities disposed of related to PWSC	(4,182)	—
Ending balance	$—	$1,402
Unrealized gains recognized on stock-based compensation liabilities held at end of period:
Included in net income	$2,780	$959
Included in other comprehensive loss	$—	$—
Ending balance - liabilities	$3,218	$3,860

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,196	Market approach	Valuation multiples	1.0x - 9.0x
Derivative - trust preferred debt repurchase options	$19,034	Binomial lattice option approach	Credit spread	8.95%
			Interest rate volatility	2.3%
			Debt coupon interest rate	8.72%-8.87%
			Time to maturity (in years)	10.4 - 10.59
Contingent consideration	$3,218	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.44%
			Expected volatility	13.0%

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

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$13,863	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2021:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$14,804	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2022 and December 31, 2021, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes. The Company did not record any impairments related to investments in private companies for the years ended December 31, 2022 and December 31, 2021. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," the Company acquired Ravix on October 1, 2021 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Ravix were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$4,000	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	15.0%
			Discount rate	21.0%
Trade name	$2,500	Relief from royalty	Royalty rate	3.0%
			Discount rate	21.0%

As further discussed in Note 4, "Acquisitions," the Company acquired CSuite on November 1, 2022 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of CSuite were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$2,500	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	25.0%
			Discount rate	16.5%
Trade name	$1,500	Relief from royalty	Royalty rate	2.5%
			Discount rate	15.5%

As further discussed in Note 4, "Acquisitions," the Company acquired SNS on November 18, 2022 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of SNS were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$3,600	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	10.0%
			Discount rate	21.0%
Trade name	$3,100	Relief from royalty	Royalty rate	3.0%
			Discount rate	21.0%

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

The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2022 and December 31, 2021, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the years ended December 31, 2022 and December 31, 2021.

(b)	VA Lafayette

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

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. During 2020, the Company made reimbursement payments to Aegis of $0.5 million in connection with the Settlement Agreement.  During 2022 and 2021, the Company made reimbursement payments to Aegis of $0.4 million and $0.1 million, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2022 and  December 31, 2021, respectively.  The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2022, and no liability has been recorded in the in the consolidated financial statements at December 31, 2022.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million during the third quarter of 2022, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022 and loss on disposal of discontinued operations in the consolidated statement of operations for the year ended  December 31, 2022.  There were no payments made by the Company related to the open claims during the years ended December 31, 2022 and December 31, 2021.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.

VA Lafayette

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

Short-term investments with an estimated fair value of $0.2 million at December 31, 2022 and December 31, 2021, were on deposit with state regulatory authorities.

The Company also has restricted cash of $13.1 million and $17.3 million at December 31, 2022 and December 31, 2021, respectively. Included in restricted cash are:

•	$7.6 million and $12.6 million at December 31, 2022 and December 31, 2021, respectively, held as deposits by IWS, Geminus, PWI, PWSC ( December 31, 2021 only), Ravix and CSuite;
•	$1.9 million at December 31, 2022 and December 31, 2021, on deposit with state regulatory authorities; and
•

$3.5 million and $2.8million at December 31, 2022 and December 31, 2021, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 26 SUBSEQUENT EVENTS

Exercise of TruPs Repurchase Options and Payment of Deferred Interest

In February 2023, the Company entered into amendments to the repurchase agreements described in Note 11, "Derivatives,", that would give the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders that it intends to exercise its options to repurchase 100% of the principal no later than March 15, 2023.  The total amount to be paid will be $56.5 million, which includes a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements. As a result, the Company will have repurchased $75.5 million of principal and $21.2 million of deferred interest (valued as of December 31, 2022). The Company intends to use currently available funds from working capital to fund the repurchases.

In order to execute the repurchase, the Company will have to pay an estimated $4.7 million of deferred interest to the remaining trust preferred debt instrument for which the Company did not have the right to repurchase. After the repurchase is completed, the Company will continue to have $15 million of principal outstanding related to remaining trust preferred debt instrument.

Notice of Redemption of Class A Preferred Stock

On March 1, 2023, the Company notified holders of its Preferred Shares of its intention to redeem all the outstanding Class A Preferred Stock on March 15, 2023 (the “Anticipated Redemption Date”).  The Company anticipates redeeming all Class A Preferred Stock that remain outstanding on, and is not converted by, the Anticipated Redemption Date for the price of $25.00 per Preferred Share, plus accrued and unpaid dividends thereon, whether or not declared, up to and including the Anticipated Redemption Date.

In the event 100% of the Preferred Shares are redeemed by the Company on the Anticipated Redemption Date, the Company estimates that the aggregate amount required to redeem will be approximately $6.1 million, which would be paid using cash on hand.  However, based on discussions with the holders of the Preferred Shares, the Company anticipates that 100% of the Preferred Shares would be converted and, in that case, there would be no cash outlay by the Company.

Second Amendment to 2020 KWH Loan

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.

KINGSWAY FINANCIAL SERVICES INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2022.

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

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company's disclosure controls and procedures are not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management has concluded that, as of December 31, 2022, our internal controls over financial reporting are not effective because of the existence of one unremediated material weakness in internal control over financial reporting, that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2022 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation Process

In 2022, the Company directed its internal audit department to conduct a thorough review of the material revenue processes.  The review is in its final stages, which has preliminarily indicated no material issues.  The Company expects to use the final results of this review in early 2023 to implement a remediation plan for this final material weakness.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls.

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

On November 1, 2022, the Company acquired 100% of the outstanding equity interests of CSuite and on November 18, 2022, the Company acquired substantially all of the assets and assumed certain specified liabilities of SNS.  Since the dates of these acquisitions, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, CSuite and SNS have been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2022, and ending December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to CSuite and SNS.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

KINGSWAY FINANCIAL SERVICES INC.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

KINGSWAY FINANCIAL SERVICES INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2022 Annual Report on Form 10-K.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2022	December 31, 2021

Assets
Investments in subsidiaries	$23,545	$1,944
Cash and cash equivalents	32	56
Other assets	1,313	447
Total Assets	$24,890	$2,447
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$3,206	$1,674
Total Liabilities	3,206	1,674
Redeemable Class A preferred stock	6,013	6,497
Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	359,985	359,138
Treasury stock, at cost	(492)	(492)
Accumulated deficit	(370,427)	(395,149)
Accumulated other comprehensive income	26,605	30,779
Shareholders' equity attributable to common shareholders	15,671	(5,724)
Total Liabilities, Class A preferred stock and Shareholders' Equity	$24,890	$2,447

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2022	2021
Other revenue (expenses), net:
General and administrative expenses	$(2,081)	$(3,287)
Non-operating other expense	(8)	(2)
Total other expenses, net	(2,089)	(3,289)
Loss from continuing operations before income tax benefit and equity in income of subsidiaries	(2,089)	(3,289)
Income tax benefit	(314)	(340)
Equity in income of subsidiaries	16,840	4,809
Net income	$15,065	$1,860

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2022	2021

Net income	$15,065	$1,860
Other comprehensive loss, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net loss	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive loss of subsidiaries	(4,238)	(7,295)
Other comprehensive loss	(4,238)	(7,295)
Comprehensive income (loss)	$10,827	$(5,435)

(1) Net of income tax expense (benefit) of $0 and $0 in 2022 and 2021, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Net income	$15,065	$1,860
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(16,840)	(4,809)
Stock-based compensation expense, net of forfeitures	589	1,620
Other, net	667	(551)
Net cash used in operating activities	(519)	(1,880)
Investing activities:
Net cash from investing activities	—	—
Financing activities:
Proceeds from exercise of warrants	545	1,750
Capital contribution to subsidiary	(50)	—
Net cash provided by financing activities	495	1,750
Net decrease in cash and cash equivalents	(24)	(130)
Cash and cash equivalents at beginning of period	56	186
Cash and cash equivalents at end of period	$32	$56

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

Item 16.          Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit	Description
2.1

Stock Purchase Agreement By and Among Premier Holdings, LLC, Advantage Auto MGA, LLC, Mendota Insurance Company, Kingsway America Inc. and Kingsway Financial Services Inc., Dated as of July 16, 2018 (included as Exhibit 2.1 to the Form 8-K, filed July 20, 2018, and incorporated herein by reference).

2.2

Stock Purchase Agreement, dated as of October 12, 2020, by and among Kingsway Warranty Holdings LLC,Kingsway America Inc., PWI Holdings, Inc., and ADESA Dealer Services, LLC (included as Exhibit 2.1 to Form 8-K, filed October 13, 2020, and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated July 29, 2022, by and among Professional Warranty Service Corporation, a Virginia corporation (the “Company”) Tyler Gordy, an individual (“Gordy”); Professional Warranty Services LLC, a Delaware limited liability company (“Parent” and together with Gordy, each a “Seller” and collectively “Sellers”); and PCF Insurance Services of the West, LLC, a Delaware limited liability company (“Buyer”) (included as Exhibit 2.1 to the Form 10-Q, filed August 4, 2022, and incorporated herein by reference).

3.1	Certificate of Incorporation of Kingsway Financial Services Inc. (included as Exhibit 3.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

3.2	By-laws of Kingsway Financial Services Inc. (included as Exhibit 3.2 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

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

10.6

Registration Rights Agreement, dated as of November 16, 2016 by and between the Company and Yorkmont Capital Partners, LP. (included as Exhibit 10.5 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.7

Right of First Offer Agreement, dated as of November 16, 2016 by and between the Company and GrizzlyRock Institutional Value Partners, LP. (included as Exhibit 10.6 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.8

Right of First Offer Agreement, dated as of November 16, 2016 by and between the Company and W.H.I. Growth Fund Q.P., L.P. (included as Exhibit 10.7 to Form 8-K, filed November 16, 2016, and incorporated herein by reference).

10.9	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.10	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.11	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.12	Restricted Stock Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.13	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.14

Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.15

Kingsway Financial Services Inc. 2020 Equity Incentive Plan (included as Schedule A to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 20, 2020, and incorporated herein by reference). *

10.16

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

10.17

Letter Agreement, effective as of December 31, 2020, by and among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender.

10.18	Form of Restricted Stock Agreement. *

10.19	Employment Separation Agreement and Release, by and between Kingsway America, Inc. and Paul R. Hogan, dated as of March 31, 2021 (included as Exhibit 10.1 to Form 8-K, filed April 2, 2021, and incorporated herein by reference).

10.20	Stock Purchase Agreement by and among, Ravix Acquisition, LLC, The Shareholders of Ravix Financial, Inc., Ravix Financial, Inc., Kingsway America, Inc. (solely with respect to Section 9.21), and Dan Saccani, as the Seller Representative, dated October 1, 2021 (included as Exhibit 10.1 to Form 8-K, filed October 4, 2021, and incorporated herein by reference).

10.21	Membership Interest Purchase Agreement by and among CSuite Acquisition, LLC, Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015, Realized Potential, LLC, and Arthur J. Cohen, as the Sellers’ Representative, dated November 1, 2022 (included as Exhibit 10.1 to the Form 8-K, filed November 2, 2022, and incorporated herein by reference).

10.22	Asset purchase agreement by and among Pegasus acquirer LLC, as buyer, Secure Nursing Service, Inc., as seller and Rafael Gofman, Ella Gofman And Zhanna Weiss, as the shareholders (included as Exhibit 10.1 to the Form 8-K, filed November 21, 2022, and incorporated herein by reference).

10.23	Purchase and Sale Agreement dated December 22, 2022, by and between TRT Leaseco, LLC, as Seller, and BNSF Dayton LLC, as Purchaser (included as Exhibit 10.1 to the Form 8-K, filed December 23, 2022, and incorporated herein by reference).

10.24	Second Amendment to Loan and Security Agreement, dated as of February 28, 2023, among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender and as Issuing Lender.

14

 Kingsway Financial Services Inc. Code of Business Conduct & Ethics Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to form 10-K, Filed March 16, 2018, and incorporated herein by reference.

KINGSWAY FINANCIAL SERVICES INC.

21	Subsidiaries of Kingsway Financial Services Inc.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Management contract or compensatory plan or arrangement.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 8, 2023	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	March 8, 2023

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 8, 2023

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 8, 2023

/s/ Charles Frischer Charles Frischer	Director	March 8, 2023

/s/ Gregory Hannon Gregory Hannon	Director	March 8, 2023

/s/ Doug Levine Doug Levine	Director	March 8, 2023

/s/ Corissa Porcelli Corissa Porcelli	Director	March 8, 2023

/s/ Joseph Stilwell Joseph Stilwell	Director	March 8, 2023