Form 10-Q
period 2023-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2023-05-09
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2023
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 9, 2023 was 26,354,141.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $39,267 and $40,127, respectively)	$37,157	$37,591
Equity investments, at fair value (cost of $187 and $187, respectively)	1,228	153
Limited liability investments	949	983
Limited liability investments, at fair value	11,733	17,059
Investments in private companies, at adjusted cost	790	790
Other investments, at cost which approximates fair value	196	201
Short-term investments, at cost which approximates fair value	158	157
Total investments	52,211	56,934
Cash and cash equivalents	8,291	64,168
Restricted cash	11,461	13,064
Accrued investment income	893	1,195
Service fee receivable, net of allowance for credit losses of $182 and $147, respectively	10,553	10,304
Other receivables, net of allowance of $8 and $8, respectively	2,323	3,720
Deferred contract costs	13,484	13,257
Property and equipment, net of accumulated depreciation of $1,115 and $1,041, respectively	704	773
Right-of-use asset	1,014	911
Goodwill	45,488	45,498
Intangible assets, net of accumulated amortization of $23,646 and $22,228, respectively	31,681	33,099
Other assets	3,750	23,249
Assets held for sale	19,402	19,478
Total Assets	$201,255	$285,650
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$26,502	$55,801
Income taxes payable	1,782	945
Deferred service fees	82,367	82,713
Bank loans	31,041	34,281
Subordinated debt, at fair value	11,808	67,811
Lease liability	1,333	1,217
Net deferred income tax liabilities	4,260	4,176
Liabilities held for sale	16,393	16,585
Total Liabilities	175,486	263,529
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; 30,000 and 149,733 issued and outstanding at March 31, 2023 and December 31, 2022, respectively; redemption amount of $1,219 and $6,013 at March 31, 2023 and December 31, 2022, respectively	1,219	6,013
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 25,444,701 and 23,437,530 issued at March 31, 2023 and December 31, 2022, respectively; and 25,197,251 and 23,190,080 outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	371,356	359,985
Treasury stock, at cost; 247,450 and 247,450 outstanding at March 31, 2023 and December 31, 2022, respectively	(492)	(492)
Accumulated deficit	(342,585)	(370,427)
Accumulated other comprehensive (loss) income	(594)	26,605
Shareholders' equity attributable to common shareholders	27,685	15,671
Noncontrolling interests in consolidated subsidiaries	(3,135)	437
Total Shareholders' Equity	24,550	16,108
Total Liabilities, Class A preferred stock and Shareholders' Equity	$201,255	$285,650

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Service fee and commission revenue	$26,389	$22,456
Total revenues	26,389	22,456
Operating expenses:
Claims authorized on vehicle service agreements	5,410	5,183
Commissions	2,520	1,263
Cost of services sold	7,747	4,528
General and administrative expenses	10,198	12,240
Total operating expenses	25,875	23,214
Operating income (loss)	514	(758)
Other revenues (expenses), net:
Net investment income	738	619
Net realized gains	210	54
Gain (loss) on change in fair value of equity investment	1,075	(10)
(Loss) gain on change in fair value of limited liability investments, at fair value	(130)	127
Loss on change in fair value of derivative asset option contracts	(1,366)	—
Non-operating other (expense) revenue	(145)	221
Interest expense	(2,972)	(1,364)
Amortization of intangible assets	(1,418)	(1,442)
Gain (loss) on change in fair value of debt	309	(1,868)
Gain on extinguishment of debt	31,616	—
Total other revenue (expenses), net	27,917	(3,663)
Income (loss) from continuing operations before income tax expense (benefit)	28,431	(4,421)
Income tax expense (benefit)	699	(422)
Income (loss) from continuing operations	27,732	(3,999)
Income from discontinued operations, net of taxes	107	1,495
Net income (loss)	27,839	(2,504)
Less: Net loss from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(3)	(73)
Less: Net income from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	—	222
Less: Dividends on preferred stock	69	78
Net income (loss) attributable to common shareholders	$27,773	$(2,731)

Net income (loss) from continuing operations attributable to common shareholders	$27,666	$(4,004)
Net income from discontinued operations attributable to common shareholders	107	1,273
Net income (loss) attributable to common shareholders	$27,773	$(2,731)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.15	$(0.17)
Discontinued operations	$—	$0.05
Basic earnings (loss) per share - net income (loss) attributable to common shareholders	$1.15	$(0.12)
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.05	$(0.17)
Discontinued operations	$—	$0.05
Diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$1.05	$(0.12)
Weighted-average shares outstanding (in ‘000s):
Basic:	24,061	22,883
Diluted:	26,419	22,883

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022

Net income (loss)	$27,839	$(2,504)
Other comprehensive loss, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	442	(1,167)
Reclassification adjustment for amounts included in net income (loss)	(22)	1
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(427)	959
Reclassification adjustment for amounts included in net income (loss)	(27,177)	—
Other comprehensive loss, net of taxes(1):	(27,184)	(207)
Comprehensive income (loss)	655	(2,711)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	12	107
Comprehensive income (loss) attributable to common shareholders	$643	$(2,818)

(1) Net of income tax expense (benefit) of $0 for the three months ended March 31, 2023 and March 31, 2022.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholder's Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total shareholder's Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	15,671	$437	$16,108
Conversion of redeemable Class A preferred stock to common stock	748,331	—	4,863	—	—	—	4,863	—	4,863
Exercise of Series B warrants	1,258,840	—	6,294	—	—	—	6,294	—	6,294
Net income (loss)	—	—	—	—	27,842	—	27,842	(3)	27,839
Preferred stock dividends	—	—	(69)	—	—	—	(69)	—	(69)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3,584)	(3,584)
Other comprehensive (loss) income	—	—	—	—	—	(27,199)	(27,199)	15	(27,184)
Stock-based compensation	—	—	283	—	—	—	283	—	283
Balance, March 31, 2023	25,197,251	$—	$371,356	$(492)	$(342,585)	$(594)	$27,685	$(3,135)	$24,550

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholder's Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total shareholder's Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Net (loss) income	—	—	—	—	(2,653)	—	(2,653)	149	(2,504)
Preferred stock dividends	—	—	(78)	—	—	—	(78)	—	(78)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(453)	(453)
Other comprehensive loss	—	—	—	—	—	(165)	(165)	(42)	(207)
Stock-based compensation	—	—	286	—	—	—	286	—	286
Balance, March 31, 2022	22,882,614	$—	$359,346	$(492)	$(397,802)	$30,614	$(8,334)	$13,635	$5,301

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income (loss)	$27,839	$(2,504)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(107)	(1,495)
Equity in net loss (income) of limited liability investments	34	(235)
Depreciation and amortization expense	1,492	1,506
Stock-based compensation expense	283	378
Net realized gains	(210)	(54)
(Gain) loss on change in fair value of equity investments	(1,075)	10
Loss (gain) on change in fair value of limited liability investments, at fair value	130	(127)
Gain (loss) on change in fair value of debt	(309)	1,868
Loss (gain) on change in fair value of derivatives	1,446	(196)
Loss on change in fair value of contingent consideration	—	309
Deferred income taxes	84	(505)
Amortization of fixed maturities premiums and discounts	14	74
Gain on extinguishment of debt	(31,616)	—
Changes in operating assets and liabilities:
Service fee receivable, net	(249)	(2,057)
Other receivables, net	711	597
Deferred contract costs	(227)	(1,025)
Other assets	465	47
Deferred service fees	(346)	660
Other, net	(5,072)	5,118
Cash (used in) provided by operating activities - continuing operations	(6,713)	2,369
Cash provided by operating activities - discontinued operations	50	1,472
Net cash (used in) provided by operating activities	(6,663)	3,841
Investing activities:
Proceeds from sales and maturities of fixed maturities	2,316	2,566
Purchases of fixed maturities	(1,471)	(3,296)
Net proceeds from limited liability investments	98	648
Net proceeds from limited liability investments, at fair value	5,306	47
Net proceeds from investments in private companies	—	26
Net proceeds from other investments and short-term investments	7	17
Acquisition of business, net of cash acquired	—	(83)
Net purchases of property and equipment	(5)	(112)
Cash provided by (used in) investing activities - continuing operations	6,251	(187)
Cash provided by investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	6,251	(187)
Financing activities:
Proceeds from exercise of warrants	6,294	—
Distributions to noncontrolling interest holders	(3,584)	(453)
Principal payments on bank loans	(3,251)	(1,849)
Purchase of subordinated debt	(56,452)	—
Payment of debt issuance costs	(25)	—
Principal payments on notes payable	—	(122)
Cash used in financing activities - continuing operations	(57,018)	(2,424)
Cash used in financing activities - discontinued operations	(126)	(1,394)
Net cash used in financing activities	(57,144)	(3,818)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(57,480)	(242)
Cash and cash equivalents and restricted cash at beginning of period	77,802	29,899
Less: cash and cash equivalents and restricted cash of discontinued operations	570	2,558
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	77,232	27,341
Cash and cash equivalents and restricted cash of continuing operations at end of period	$19,752	$27,099

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

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

The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2022 Annual Report") for the year ended December 31, 2022.

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2022 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include, but are not limited to, revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; fair value assumptions for derivative financial instruments; and contingent consideration.

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investments, at fair value, subordinated debt, derivative financial instruments and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, there have been no material changes to our significant accounting policies as reported in our 2022 Annual Report.

The following two accounting policies, Investments and Service Fee Receivables, have been updated effective  January 1, 2023 to include additional disclosure as a result of the Company's adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further described in Note 4, "Recently Issued Accounting Standards".

Investments - Impairments

When an available-for-sale fixed maturity investment is impaired, it is evaluated to determine whether there is an intent to sell the investment before recovery of amortized cost or whether a credit loss exists.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

For fixed maturity investments that the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery of value, the full amount of the impairment is recognized as an impairment loss in the consolidated statements of operations. The investment’s amortized cost is written down to its fair value and is not adjusted for any subsequent recoveries.

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company will not be required to sell before an anticipated recovery of value, the Company evaluates whether a decline in fair value below the amortized cost basis has occurred from a credit loss or other non-credit related factors.

Considerations in the credit loss assessment include (1) extent to which the fair value has been less than amortized cost, (2) conditions related to the investment, an industry, or a geographic area, (3) payment structure of the investment and the likelihood of the issuer's ability to make contractual cash flows, (4) defaults or other collectability concerns related to the issuer, (5) changes in the ratings assigned by a rating agency and (6) other credit enhancements that affect the investment’s expected performance.

If a credit loss exists, an allowance is established, which is equal to the difference between the present value of cash flows expected to be collected and the amortized cost basis.  The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted in subsequent periods for any additional expected credit losses or subsequent recoveries.  Changes in the allowance are reported as an impairment loss in the consolidated statements of operations.  The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other non-credit related factors is reported in other comprehensive loss.

The Company reports accrued investment income separately for available-for-sale fixed maturity investments and has made a policy election to not to measure an allowance for credit losses on accrued investment income. Accrued investment income is written off against net investment income at the time the issuer of the bond defaults or is expected to default on interest payments.

Service Fee Receivables

Service fee receivable includes balances due and uncollected from customers. Service fee receivable is reported net of an estimated allowance for credit losses.  The Company recognizes credit losses based on a forward-looking current expected credit losses.  The Company estimates expected credit losses based upon its assessment of various factors, including historical collection experience, the age of service fee receivable balances, credit quality of its customers, current economic conditions, management’s experience, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.  Expected credit losses are recorded as general and administrative expenses in the consolidated statements of operations.  Amounts are written off against the allowance when determined to be uncollectible.  Write-offs are applied as a reduction to the allowance for credit losses and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $8.0 million and $48.9 million at March 31, 2023 and December 31, 2022. The holding company cash amounts are reflected in the cash and cash equivalents of $8.3 million and $64.2 million reported at March 31, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The Company notes there are outstanding warrants that expire in September 2023 and, if all outstanding warrants were exercised, the Company would receive an additional $16.0 million of exercise proceeds.  The Company also notes that it has an additional $10.0 million available from the second amendment to the 2020 KWH Loan (see Note 11, "Debt"), that is available to be drawn.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the developing macro-economic environment.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income (loss).  For available-for-sale fixed maturities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturities where there is an intent to sell, impairment will continue to result in a write down of amortized cost.

The Company adopted ASU 2016-13 using a modified retrospective method for service fee receivable and other receivables.  Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity investments that  have recognized an other-than-temporary impairment write down prior to the effective date.  The adoption of ASU 2016-13 resulted in no cumulative-effect adjustment to accumulated deficit at January 1, 2023.

(b)    Accounting Standards Not Yet Adopted:

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-02 Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company does not expect the adoption of ASU 2023-02 to have an impact on its consolidated financials statements.

NOTE 5 ACQUISITIONS, DISPOSAL AND DISCONTINUED OPERATIONS

(a)	Business Combinations

CSuite Financial Partners, LLC

On November  1, 2022, the Company acquired 100% of the outstanding equity interests of CSuite Financial Partners, LLC ("CSuite").  CSuite, based in Manhattan Beach, California, is a national financial executive services firm providing financial management leadership to companies in every industry, regardless of size, throughout the United States. As further discussed in  Note 20 , "Segmented Information ,"  CSuite is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s second acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the first quarter of 2023.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.  The estimated fair value of the contingent consideration obligation at March 31, 2023 and December 31, 2022 was zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  During the first quarter of 2023, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.  No measurement period adjustments were recorded as a result of finalizing the fair value analysis.

Secure Nursing Service, Inc.

On November 18, 2022, the Company acquired substantially all of the assets and assumed certain specified liabilities of Secure Nursing Service, Inc. ("SNS") for aggregate cash consideration of $11.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  SNS, based in Los Angeles, California, employs highly skilled and professional per diem and travel Registered Nurses, Licensed Vocational Nurses, Certified Nurse Assistants and Allied Healthcare Professionals with multiple years of acute care hospital experience.  SNS places these healthcare professionals in both per diem assignments, and in short-term and long-term travel assignments in a variety of hospitals in southern California. As further discussed in Note 20, "Segmented Information," SNS is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s third acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP.  During the first quarter of 2023, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.  No measurement period adjustments were recorded as a result of finalizing the fair value analysis.

(b)	Disposal

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

The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which was included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations for the three months ended March 31, 2022.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, which had contributions to Extended Warranty service fee and commission revenue of $2.1 million for the  three months ended  March 31, 2022.  Additionally, PWSC had pre-tax loss of $0.7 million for the  three months ended  March 31, 2022.  For the  three months ended  March 31, 2022, pre-tax loss of $0.6 million was attributable to the controlling interest.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

(c)	Discontinued Operations

Leased Real Estate Segment

The Company’s subsidiaries, VA Lafayette, LLC ("VA Lafayette") and CMC Industries Inc. ("CMC"), which includes CMC’s subsidiaries Texas Rail Terminal LLC and TRT Leaseco, LLC ("TRT"), comprised the Company's entire Leased Real Estate segment prior to the fourth quarter of 2022.  Each of CMC, through indirect wholly owned subsidiary, TRT, and VA Lafayette own a single asset, which is real estate property.  As further described below, on December 29, 2022, TRT sold its assets and at December 31, 2022, VA Lafayette was classified as held for sale.

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

Leased Real Estate is a component of Kingsway since its operations and cash flows can be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the reporting entity.  A component of an entity may consist of multiple disposal groups and does not need to be disposed of in a single transaction. The disposal of the Leased Real Estate segment represents a strategic shift that will have a major effect on the Company's operations and financial results, as the disposal of the Leased Real Estate assets was in excess of 20% of the entity's total assets.  As a result, the assets, liabilities, operating results and cash flows related to Leased Real Estate have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Sale of CMC Real Property

CMC owned, through its indirect wholly owned subsidiary, TRT, a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which was subject to a long-term triple net lease agreement. The Real Property was also subject to two mortgages (the "Mortgages").

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

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.   In conjunction with the sale of the CMC Real Property, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  March 31, 2023 and December 31, 2022.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022 is presented below:

(in thousands)	Three months ended March 31,
	2023	2022
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$319	$3,667
Total revenues	319	3,667
Expenses:
Cost of services sold	47	44
General and administrative expenses	77	375
Leased real estate segment interest expense	91	1,691
Non-operating other (revenue)	(3)	(3)
Amortization of intangible assets	—	52
Total expenses	212	2,159
Income from discontinued operations before income tax expense	107	1,508
Income tax expense	—	13
Income from discontinued operations, net of taxes	$107	$1,495

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

For the three months ended  March 31, 2023 and March 31, 2022, pre-tax income from discontinued operations of $0.1 million and $1.2 million was attributable to the controlling interest, respectively.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  March 31, 2023 and December 31, 2022 are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$494	$570
Property and equipment, net	16,160	16,160
Intangible assets, net	2,748	2,748
Assets held for sale	$19,402	$19,478
Liabilities
Accrued expenses and other liabilities	$477	$473
Notes payable	15,916	16,112
Liabilities held for sale	$16,393	$16,585

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive (loss) income, and estimated fair value of the Company's available-for-sale investments at March 31, 2023 and December 31, 2022 are summarized in the tables shown below:

(in thousands)	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,063	$4	$551	$14,516
States, municipalities and political subdivisions	3,241	6	127	3,120
Mortgage-backed	8,550	3	567	7,986
Asset-backed	1,449	—	61	1,388
Corporate	10,964	8	825	10,147
Total fixed maturities	$39,267	$21	$2,131	$37,157

(in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,797	$—	$717	$15,080
States, municipalities and political subdivisions	2,390	—	158	2,232
Mortgage-backed	9,058	1	647	8,412
Asset-backed	1,682	—	72	1,610
Corporate	11,200	1	944	10,257
Total fixed maturities	$40,127	$2	$2,538	$37,591

The table below summarizes the Company's fixed maturities at March 31, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,429	$6,323
Due after one year through five years	26,924	25,494
Due after five years through ten years	2,274	2,075
Due after ten years	3,640	3,265
Total	$39,267	$37,157

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of March 31, 2023 and December 31, 2022. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,377	$53	$9,218	$498	$12,595	$551
States, municipalities and political subdivisions	695	13	1,345	114	2,040	127
Mortgage-backed	1,257	28	6,038	539	7,295	567
Asset-backed	646	17	681	44	1,327	61
Corporate	1,943	24	7,822	801	9,765	825
Total fixed maturities	$7,918	$135	$25,104	$1,996	$33,022	$2,131

(in thousands)	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,543	$126	$10,537	$591	$15,080	$717
States, municipalities and political subdivisions	1,040	73	937	85	1,977	158
Mortgage-backed	2,248	93	5,756	554	8,004	647
Asset-backed	1,251	39	299	33	1,550	72
Corporate	3,244	155	6,760	789	10,004	944
Total fixed maturities	$12,326	$486	$24,289	$2,052	$36,615	$2,538

At March 31, 2023, there are approximately 196 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at March 31, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at March 31, 2023.

At December 31, 2022, there are approximately 208 individual available-for-sale investments that were in unrealized loss positions. Prior to the adoption of ASU 2016-13, the Company performed an analysis of the individual investments to determine if declines in market value were other-than-temporary.  See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2022 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.  The  Company reviewed currently available information regarding investments with estimated fair values less than their carrying amounts and believes these unrealized losses are not other-than-temporary and are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell those investments before recovery of its amortized cost.

The Company did not record any write-downs for impairment related to investments for the three months ended March 31, 2023 and March 31, 2022.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2023 and December 31, 2022, the carrying value of limited liability investments totaled $0.9 million and $1.0 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At March 31, 2023, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio, LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings").  As of March 31, 2023 and December 31, 2022, the carrying value of the Company's limited liability investments, at fair value was $11.7 million and $17.1 million, respectively.  The Company recorded no impairments related to limited liability investments, at fair value during the three months ended March 31, 2023 and March 31, 2022. At March 31, 2023, the Company had no unfunded commitments to fund limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owns investments in limited liability companies that hold investment properties. During the fourth quarter of 2022, one of Net Lease's limited liability companies refinanced their existing debt.  A portion of the debt proceeds were distributed to Net Lease, which decreased Net Lease's investment in the limited liability company.  During the first quarter of 2023, Net Lease sold its final investment property for $15.8 million. As a result of the three-month lag, the Company will record this transaction in its second quarter 2023 financial statements.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three months ended March 31, 2023 and March 31, 2022, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended March 31, 2023 and March 31, 2022.

Net investment income for the three months ended March 31, 2023 and March 31, 2022 is comprised as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Investment income:
Interest from fixed maturities	$229	$93
Dividends	60	31
(Loss) income from limited liability investments	(34)	235
Income from real estate investments	—	200
Other	520	83
Gross investment income	775	642
Investment expenses	(37)	(23)
Net investment income	$738	$619

Gross realized gains and losses on available-for-sale investments, limited liability investments, limited liability investments, at fair value and investments in private companies for the three months ended March 31, 2023 and March 31, 2022 are comprised as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Gross realized gains	$210	$59
Gross realized losses	—	(5)
Net realized gains	$210	$54

Gain (loss) on change in fair value of equity investments for the three months ended March 31, 2023 and March 31, 2022 is comprised as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Net gains recognized on equity investments sold during the period	$—	$—
Change in unrealized gains (losses) on equity investments held at end of the period	1,075	(10)
Gain (loss) on change in fair value of equity investments	$1,075	$(10)

The Company holds warrants in Limbach Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held as of March 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the three months ended March 31, 2023:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2022	$31,153	$13,613	$732	$45,498
Measurement period adjustment	—	(10)	—	(10)
Balance, March 31, 2023	$31,153	$13,603	$732	$45,488

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," during the first quarter of 2023 the Company settled the working capital true-up, related to the acquisition of CSuite, that decreased goodwill by less than $0.1 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No impairment charges were recorded during the three months ended March 31, 2023 and March 31, 2022.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at March 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	15,048	17,394
Intangible assets not subject to amortization:
Trade names	14,287	—	14,287
Total	$55,327	$23,646	$31,681

(in thousands)	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	13,630	18,812
Intangible assets not subject to amortization:
Trade names	14,287	—	14,287
Total	$55,327	$22,228	$33,099

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.4 million and $1.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three months ended March 31, 2023 and March 31, 2022.

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

As of November 30, 2022, the Company conducted its annual qualitative assessment. As a result, the Company determined that certain trade names should be further examined under a quantitative approach. Based on the results of the quantitative approach, the estimated fair values of the trade names exceeded their respective carrying values; therefore, the Company did not record any impairment.  However, the Company notes that certain of its indefinite-lived intangible assets are sensitive to changes in interest rates and a continued increase in rates could cause certain assets to become impaired.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	March 31, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	485	228	257
Furniture and equipment	386	328	58
Computer hardware	948	559	389
Total	$1,819	$1,115	$704

(in thousands)	December 31, 2022
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	485	206	279
Furniture and equipment	375	319	56
Computer hardware	954	516	438
Total	$1,814	$1,041	$773

For the three months ended March 31, 2023 and March 31, 2022, depreciation expense on property and equipment o f $0.1  million and $0.1 million, respectively , is included in general and administrative expenses in the unaudited consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

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

The notional amount of the interest rate swap contract is $8.2 million at March 31, 2023.  At March 31, 2023 and December 31, 2022, the fair value of the interest rate swap contract was an asset of $0.2 million and $0.3 million, respectively, which is included in other receivables in the consolidated balance sheets.  During the three months ended March 31, 2023 and  March 31, 2022, the Company recognized a loss of $0.1 million and a gain of $0.2 million, respectively, related to the change in fair value of the interest rate swap, which is included in interest expense in the unaudited consolidated statements of operations and within cash flows from operating activities in the unaudited consolidated statements of cash flows.  Net cash receipts of $0.1 million were made to the Company during the three months ended March 31, 2023 and net cash payments of less than $0.1 million were made by the Company during the three months ended  March 31, 2022, to settle a portion of the liabilities related to the interest rate swap agreement.  These cash receipts and payments are reflected as cash inflows or outflows in the unaudited consolidated statements of cash flows within net cash (used in) provided by operating activities.

(b)	Trust preferred debt repurchase options

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63.75% of the outstanding principal and deferred interest ( "August Option"). Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company agreed that any repurchase made will be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ( "May Termination Date"), all interest on the four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company had until the May Termination Date to execute the repurchases. If the Company repurchased an amount equal to or greater than $30.0 million, then the $2.0 million paid would be applied to such repurchases.

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

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company had until the May Termination Date to execute the repurchase.  If the Company repurchased any of the TruPs, then the $0.3 million paid would be applied to any repurchases.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

In February 2023, the Company entered into amendments to the repurchase agreements described above that would give the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of its intent to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases.  See Note 11, "Debt," for further discussion.

The August Option,  September 20 Option and September 26 Options (collectively "the TruPs Options") are derivative contracts. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.  The TruPs options are recorded in the consolidated balance sheet at December 31, 2022 at fair value with changes in fair value recorded in the unaudited consolidated statements of operations.  See Note 21, "Fair Value of Financial Instruments," for further discussion.

At  December 31, 2022, the fair value of the TruPs Options contracts was $19.0 million, which is included in other assets in the consolidated balance sheet. During the three months ended March 31, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million, which is included in gain on change in fair value of derivative asset option contracts in the unaudited consolidated statement of operations and as an adjustment to calculate cash flows (used in) provided by operating activities in the unaudited consolidated statement of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the three months ended March 31, 2023 with respect to the TruPs Options contracts.

NOTE 11 DEBT

Debt consists of the following instruments at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023			December 31, 2022
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$5,150	$5,150	$5,252	$5,300	$5,300	$5,460
2022 Ravix Loan	5,800	5,614	5,898	5,950	5,754	6,245
SNS Loan	6,850	6,759	7,075	6,850	6,755	6,921
2020 KWH Loan	13,757	13,518	14,042	16,708	16,472	16,819
Total bank loans	31,557	31,041	32,267	34,808	34,281	35,445
Subordinated debt	15,000	11,808	11,808	90,500	67,811	67,811
Total	$46,557	$42,849	$44,075	$125,308	$102,092	$103,256

Subordinated debt mentioned above consists of the following trust preferred debt instruments at March 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033

Subordinated debt mentioned above consists of the following trust preferred debt instruments at December 31, 2022:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)           Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan"). The 2021 Ravix Loan has an annual interest rate equal to the greater of the Pr ime Rate plus 0.5%, or 3.75%. At March 31, 2023, the interest rate was  8.25%. The term loan matures on October  1, 2027 and the revolver was scheduled to mature on October 1, 2023 (see discussion below related to the 2022 Ravix Loan). The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  March 31, 2023, the interest rate was 8.50%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At March 31, 2023 and December 31, 2022, the balance of the 2022 Revolver was zero.

The Company also recorded as a discount to the carrying value of the 2022 Ravix Loan issuance costs of $0.1 million specifically related to the 2022 Ravix Loan.  The 2022 Ravix Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

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

SNS

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2023, the interest rate was 8.50%. Monthly principal payments on the term loan begin on November 15, 2023.  The revolver matures on November 18, 2023 and the term loan matures on November 18, 2028.  During 2022, SNS borrowed under the revolver.  The carrying values at both  March 31, 2023 and December 31, 2022 for the SNS Loan includes $6.4 million related to the term loan and $0.4 million related to the revolver.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At March 31, 2023, the interest rate was 7.49%. The 2020 KWH Loan matures on December 1, 2025.  The carrying values at  March 31, 2023 and December 31, 2022 includes $13.0 million and $16.0 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to revolver.

The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the 2020 KWH Loan disclosed in the table above is derived from quoted market prices of BB and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, may be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.

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

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive loss.

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal no later than March 15, 2023.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company has repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the three months ended  March 31, 2023.  At March 31, 2023, the Company has $15.0 million of principal outstanding related to remaining trust preferred debt instrument.

The  $56.0 milli on decrease in the Company’s subordinated debt between December 31, 2022 and March 31, 2023 is attributed to the following:
•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $0.4 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and and March 31, 2023.

Of the $0.1 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and March 31, 2023, $0.4 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive income (loss) and $0.3 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statement of operations.

The unaudited consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 also includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. In order to execute the TruPs repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At March 31, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

The agreement governing the remaining subordinated debt contains a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

NOTE 12 LEASES

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2023 were $0.1 million and less than $0.1 million, respectively. Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2022 were $0.2 million and less than $0.1 million, respectively.  Short-term lease costs included in general and administrative expenses for the three months ended March 31, 2023 and  March 31, 2022 were less than $0.1 million and zero, respectively.

The annual maturities of lease liabilities as of March 31, 2023 were as follows:

(in thousands)	Lease Commitments
2023	$447
2024	442
2025	283
2026	220
2027	162
2028 and thereafter	79
Total undiscounted lease payments	1,633
Imputed interest	300
Total lease liabilities	$1,333

The weighted-average remaining lease term for our operating leases was 3.96 years as of March 31, 2023. The weighted average discount rate of our operating leases was 5.87% as of March 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended March 31,
		2023	2022

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,835	$13,303
Maintenance support service fees	Trinity	954	1,798
Warranty product commissions	Trinity	882	1,132
Homebuilder warranty service fees	PWSC (a)	—	1,816
Homebuilder warranty commissions	PWSC (a)	—	237
Business services consulting fees	Ravix, Csuite and SNS	9,718	4,170
Service fee and commission revenue		$26,389	$22,456

(a)	The Company disposed of PWSC on July 29, 2022

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

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

Homebuilder warranty service fees in 2022 include fees collected from the sale of warranties issued by new homebuilders. The Company received a single warranty service fee as its transaction price at the time it entered into a written contract with each of its builder customers. Each contract contained two separate performance obligations - warranty administrative services and other warranty services. Warranty administrative services include enrolling each home sold by the builder into the program and the warranty administrative system and delivering the warranty product. Other warranty services include answering builder or homeowner questions regarding the home warranty and dispute resolution services.

Homebuilder warranty commissions in 2022 include commissions from the sale of warranty contracts for those builders who have requested and receive insurance backing of their warranty obligations. The Company acted as an agent on behalf of the third-party insurance company that underwrites and guaranties these warranty contracts. Homebuilder warranty commissions were earned on the certification date, which is typically the date of the closing of the sale of the home to the buyer. The Company also earned fees to manage remediation or repair services related to claims on insurance-backed warranty obligations, which were earned when the claims are closed.

Kingsway Search Xcelerator consulting revenue includes the revenue from providing outsourced finance and human resources consulting services, as well as healthcare professional staffing services. The Company invoices for services revenue based on contracted rates.  Revenue is earned as services are provided.

The Company's revenue recognition policies are further described in Note 2(p), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2022 Annual Report.

During the first quarter of 2022, IWS recorded a net charge of $0.9 million relating to a change in estimate in accounting for deferred revenue and deferred contract costs associated with vehicle service agreement fees, resulting in an increase to deferred service fees of $1.1 million and an increase in deferred contract costs of $0.2 million.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2023 and December 31, 2022 were $10.6 million and $10.3 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses. During the three months ended  March 31, 2023, the Company recorded an increase to its allowance for credit losses of less than $0.1 million. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  There was no material write-off of service fee receivable that was deemed to be uncollectible during the three months ended  March 31, 2023.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the three months ended  March 31, 2023 were as follows:

(in thousands)	Three Months Ended March 31, 2023
Balance, December 31, 2022	$82,713
Deferral of revenue	14,770
Recognition of deferred service fees	(15,116)
Balance, March 31, 2023	$82,367

The decrease in deferred service fees between December 31, 2022 and March 31, 2023 is primarily due to deferred service fees recognized in excess of additions to deferred service fees during the three months ended March 31, 2023.

The Company expects to recognize within one year as service fee and commission revenue approximately 51.7% of the deferred service fees as of March 31, 2023. Approximately $12.5 million and $13.0 million of service fee and commission revenue recognized during the three months ended March 31, 2023 and March 31, 2022 was included in deferred service fees as of December 31, 2022 and December 31, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three months ended March 31, 2023 and March 31, 2022.

The deferred contract costs balances and related amortization expense for the three months ended  March 31, 2023 and March 31, 2022 are comprised as follows:

(in thousands)	Three months ended March 31, 2023			Three months ended March 31, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,174	$83	$13,257	$10,850	$80	$10,930
Additions	2,336	7	2,343	2,353	6	2,359
Amortization	(2,109)	(7)	(2,116)	(1,328)	(6)	(1,334)
Balance at March 31, net	$13,401	$83	$13,484	$11,875	$80	$11,955

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the three months ended March 31, 2023 and March 31, 2022 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to income (loss) from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2023	2022
Income tax expense (benefit) at U. S. statutory income tax rate	$5,981	$(928)
Valuation allowance	(5,904)	293
Non-deductible compensation	29	47
Investment income	18	(3)
State income tax	489	45
Indefinite life intangibles	80	54
Contingent consideration	—	65
Other	6	5
Income tax expense (benefit)	$699	$(422)

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2023 and December 31, 2022. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2023 and December 31, 2022 net deferred tax asset, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.  For the three months ended March 31, 2023 and March 31, 2022, the Company released into income zero and $0.5 million, respectively, of its valuation allowance associated with business interest expense carryforwards with an indefinite life.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The Company carries net deferred income tax liabilities of $4.3 million and $4.2 million at March 31, 2023 and December 31, 2022, respectively, that consists of:

•	$3.9 million and $3.8 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.4 million and $0.4 million of deferred state income tax liabilities.

As of March 31, 2023 and December 31, 2022, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero and less than $0.1 million related to interest and penalty accruals for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 15 EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the three months ended March 31, 2023 and March 31, 2022:

(in thousands, except per share data)	Three months ended March 31,
	2023	2022
Numerator:
Income (loss) from continuing operations	$27,732	$(3,999)
Plus: net loss from continuing operations attributable to noncontrolling interests	3	73
Less: dividends on preferred stock	(69)	(78)
Numerator used in calculating basic earnings (loss) per share from continuing operations attributable to common shareholders	$27,666	$(4,004)
Adjustment to add-back dividends on preferred stock	69	—
Adjustment for proportionate interest in Ravix and SNS's earnings attributable to common stock	(50)	—
Numerator used in calculating diluted earnings (loss) per share from continuing operations attributable to common shareholders	$27,685	$(4,004)
Income from discontinued operations	107	1,495
Less: net income from discontinued operations attributable to noncontrolling interests	—	(222)
Numerator used in calculating diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$27,792	$(2,731)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	24,061	22,883
Weighted average diluted shares
Weighted average common shares outstanding	24,061	22,883
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	789	—
Warrants	1,382	—
Convertible preferred stock	187	—
Total weighted average diluted shares	26,419	22,883
Basic earnings (loss) attributable to common shareholders:
Continuing operations	$1.15	$(0.17)
Discontinued operations	$—	$0.05
Basic earnings (loss) per share - net income (loss) attributable to common shareholders:	$1.15	$(0.12)
Diluted earnings (loss) attributable to common shareholders:
Continuing operations	$1.05	$(0.17)
Discontinued operations	$—	$0.05
Diluted earnings (loss) per share - net income (loss) attributable to common shareholders	$1.05	$(0.12)

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended  March 31, 2022, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The following weighted-average potentially dilutive securities are not included in the diluted earnings (loss) per share calculations above because they would have had an antidilutive effect on the earnings ( loss)  per share:

	Three months ended March 31,
	2023	2022
Unvested restricted stock awards	358,410	1,252,754
Warrants	—	4,573,765
Convertible preferred stock	—	1,060,831
Total	358,410	6,887,350

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2023 was $0.4 million.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the three months ended  March 31, 2023, no shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at March 31, 2023 was $2.8 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2023:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2022	1,146,947	$5.19
Granted	—	—
Vested	—	—
Cancelled for Tax Withholding	—	—
Unvested at March 31, 2023	1,146,947	$5.19

The unvested balance at March 31, 2023 in the table above is comprised of 646,947 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards $0.2 million and $0.2 millionfor the three months ended March 31, 2023 and March 31, 2022, respectively.

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

As discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore, there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  March 31, 2023 and December 31, 2022.

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vested according to a graded vesting schedule. The performance condition was based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA and 2020 PWSC RSA became fully vested.  At March 31, 2023 and December 31, 2022, there were zero unvested shares of both the Modified PWSC RSA and 2020 PWSC RSA.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was $0.1 million for the three months ended  March 31, 2022.

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

During the three months ended March 31, 2023, 5,208 shares of the 2021 Ravix RUA became fully vested.  At March 31, 2023 and December 31, 2022, there were 86,153 and 91,361 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  March 31, 2023 was $0.3 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended March 31, 2023 and March 31, 2022.

(d)     Restricted Common Unit Awards of SNS

Pegasus LLC granted 75,000 restricted Class B common unit awards to an officer of SNS pursuant to an agreement dated November 18, 2022 ("SNS RUA"). The SNS RUA vests based on service and the achievement of criteria based on the IRR of SNS.

The grant-date fair value of the SNS RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of four years, expected volatility of 85% and risk-free interest rate of 4.09%.

On November 18, 2022, 25,000 shares, representing one half of the service condition for the SNS RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the three months ended March 31, 2023, no shares of the SNS RUA vested.  At March 31, 2023 and  December 31, 2022 , there were 50,000 unvested shares of the SNS RUA with a weighted-average grant date fair value of $5.95 per share. Total unamortized compensation expense related to unvested SNS RUA at  March 31, 2023 was$0.3 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million and zero for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 17 Redeemable Class A Preferred Stock

On March 1, 2023, the Company notified the holders of its outstanding Class A Preferred Shares ("Preferred Shares") of its intention to redeem all the outstanding Preferred Shares on March 15, 2023 (the “Anticipated Redemption Date”).  The Preferred Shares are convertible into shares of the Company’s common stock at the discretion of the holders.  Prior to the Anticipated Redemption Date, the Company had received notice from all of the holders of the Preferred Shares of their intention to convert their shares.

There were 30,000 and 149,733 shares of Preferred Shares outstanding at March 31, 2023 and  December 31, 2022, respectively. Each Preferred Share is convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During the three months ended March 31, 2023, 119,733 Preferred Shares were converted into 748,331 common shares, at the conversion price of $4.00 per common share, or $3.0 million, at the option of the holders. As of March 31, 2023, the maximum number of common shares issuable upon conversion of the Preferred Shares is 187,500 common shares.  The Company expects the remaining Preferred Shares to convert in the second quarter of 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

NOTE 18 Shareholders' Equity

As described in Note 17, "Redeemable Class A Preferred Stock", during the three months ended March 31, 2023, 119,733 Preferred Shares were converted into 748,331 common shares.  As a result, $4.9 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheets at  March 31, 2023.

At  March 31, 2023, the Company has 3,205,896 warrants outstanding that expire on September 15, 2023. The warrants are recorded in shareholders' equity and entitle each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During the three months ended March 31, 2023, warrants to purchase 1,258,840 shares of common stock were exercised, resulting in cash proceeds of $6.3 million.

On March 21, 2023, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding common stock through March 21, 2024. No shares were repurchased during the three months ended March 31, 2023.  The timing and amount of any share repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2023 and March 31, 2022 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2023
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)

Balance at December 31, 2022	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	427	—	(427)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	—	(27,177)	(27,199)
Net current-period other comprehensive income (loss)	405	—	(27,604)	(27,199)

Balance at March 31, 2023	$(2,059)	$(3,286)	$4,751	$(594)

(in thousands)	Three months ended March 31, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at December 31, 2021	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(1,125)	—	959	(166)
Amounts reclassified from accumulated other comprehensive income	1	—	—	1
Net current-period other comprehensive (loss) income	(1,124)	—	959	(165)

Balance at March 31, 2022	$(1,344)	$(3,286)	$35,244	$30,614

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

It should be noted that the unaudited consolidated statements of comprehensive income (loss) present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2023 and March 31, 2022 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive (loss) income were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022:

(in thousands)	Three months ended March 31,
	2023	2022
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$22	$(1)
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	27,177	—
Income (loss) from continuing operations before income tax expense (benefit)	27,199	—
Income tax expense (benefit)	—	—
Income (loss) from continuing operations, net of taxes	27,199	—
Income from discontinued operations, net of taxes	—	—
Net income (loss)	$27,199	$—

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

NOTE 20 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Prior to the fourth quarter of 2022, the Company conducted its business through a third reportable segment, Leased Real Estate. Leased Real Estate included the following subsidiaries of the Company: CMC and VA Lafayette.  As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented.  As such, the Leased Real Estate segment no longer exists and all segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PW I, PWSC and Trinity (collectively, "Extended Warranty").  As discussed in Note 5 , "Acquisitions, Disposal and Discontinued Operations ," the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the unaudited interim consolidated statements of operations and the segment disclosures through the disposal date.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all fifty states.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

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

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2023 and March 31, 2022 were:

(in thousands)	Three months ended March 31,
	2023	2022
Revenues:
Service fee and commission revenue - Extended Warranty	$16,671	$18,286
Service fee and commission revenue - Kingsway Search Xcelerator	9,718	4,170
Total revenues	$26,389	$22,456

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income (loss) from continuing operations for the three months ended March 31, 2023 and March 31, 2022 were:

(in thousands)	Three months ended March 31,
	2023	2022
Segment operating income:
Extended Warranty	$1,432	$1,723
Kingsway Search Xcelerator	1,577	806
Total segment operating income	3,009	2,529
Net investment income	738	619
Net realized gains	210	54
Gain (loss) on change in fair value of equity investment	1,075	(10)
(Loss) gain on change in fair value of limited liability investments, at fair value	(130)	127
Loss on change in fair value of derivative asset option contracts	(1,366)	—
Interest expense	(2,972)	(1,364)
Other revenue and expenses not allocated to segments, net	(2,640)	(3,066)
Amortization of intangible assets	(1,418)	(1,442)
Gain (loss) on change in fair value of debt	309	(1,868)
Gain on extinguishment of debt	31,616	—
Income (loss) from continuing operations before income tax expense (benefit)	28,431	(4,421)
Income tax expense (benefit)	699	(422)
Income (loss) from continuing operations	$27,732	$(3,999)

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investments, at fair value, subordinated debt, derivative contracts (interest rate swap and trust preferred debt repurchase options) and contingent consideration are measured and reported at fair value.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

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

Derivative contract - interest rate swap - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables in the consolidated balance sheets at March 31, 2023 and December 31, 2022. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

Derivative contracts - trust preferred debt repurchase options - As described in Note 10, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  During the first quarter of 2023, the Company executed the TruPs Options contracts.  The TruPs Options contracts are measured and reported at fair value and are included in other assets in the consolidated balance sheet at  December 31, 2022. The fair value of the TruPs Options contracts are estimated using the binomial lattice model.  Key inputs in the valuation include credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at March 31, 2023 and December 31, 2022 was $3.2 million.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at March 31, 2023 and December 31, 2022 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	March 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$14,516	$—	$14,516	$—	$—
States, municipalities and political subdivisions	3,120	—	3,120	—	—
Mortgage-backed	7,986	—	7,986	—	—
Asset-backed	1,388	—	1,388	—	—
Corporate	10,147	—	10,147	—	—
Total fixed maturities	37,157	—	37,157	—	—
Equity investments:
Common stock	196	196	—	—	—
Warrants	1,032	—	1,032	—	—
Total equity investments	1,228	196	1,032	—	—
Limited liability investments, at fair value	11,733	—	—	3,442	8,291
Derivative contract - interest rate swap	246	—	246	—	—
Total assets	$50,364	$196	$38,435	$3,442	$8,291

Liabilities:
Subordinated debt	$11,808	$—	$11,808	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	$15,026	$—	$11,808	$3,218	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

(in thousands)	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,080	$—	$15,080	$—	$—
States municipalities and political subdivisions	2,232	—	2,232	—	—
Mortgage-backed	8,412	—	8,412	—	—
Asset-backed	1,610	—	1,610	—	—
Corporate	10,257	—	10,257	—	—
Total fixed maturities	37,591	—	37,591	—	—
Equity investments:
Common stock	153	153	—	—	—
Total equity investments	153	153	—	—	—
Limited liability investments, at fair value	17,059	—	—	3,196	13,863
Derivative contract - interest rate swap	326	—	326	—	—
Derivative contract - trust preferred debt repurchase options	19,034		—	19,034	—
Total assets	$74,163	$153	$37,917	$22,230	$13,863

Liabilities:
Subordinated debt	$67,811	$—	$67,811	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	$71,029	$—	$67,811	$3,218	$—

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2023 and March 31, 2022:

(in thousands)	Three months ended March 31,
	2023	2022
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,196	$4,022
Contributions	35	—
Distributions received	(110)	(47)
Realized gains included in net income (loss)	110	33
Change in fair value of limited liability investments, at fair value included in net income (loss)	211	(257)
Ending balance	$3,442	$3,751
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net income (loss)	$211	$(257)
Included in other comprehensive loss	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$19,034	$—
Exercise of options included in net income (loss)	(17,668)	—
Change in fair value of derivative assets included in net income (loss)	(1,366)	—
Ending balance	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net income (loss)	$(1,366)	$—
Included in other comprehensive loss	—	—
Ending balance - assets	$3,442	$3,751
Liabilities:
Contingent consideration:
Beginning balance	$3,218	$2,458
Change in fair value of contingent consideration included in net income (loss)	—	309
Ending balance	$3,218	$2,767
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net income (loss)	$—	$309
Included in other comprehensive loss	$—	$—
Ending balance - liabilities	$3,218	$2,767

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at March 31, 2023:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,442	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,218	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.44%
			Expected volatility	13.00%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,196	Market approach	Valuation multiples	1.0x - 9.0x
Derivative - trust preferred debt repurchase options	$19,034	Binomial lattice option approach	Credit spread	8.95%
			Interest rate volatility	2.3%
			Debt coupon interest rate	8.72%-8.87%
			Time to maturity (in years)	10.4 - 10.59
Contingent consideration	$3,218	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.44%
			Expected volatility	13.0%

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at March 31, 2023:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$8,291	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$13,863	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2023 and March 31, 2022, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three months ended March 31, 2023 and March 31, 2022. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  March 31, 2023 and December 31, 2022, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2023 and the year ended  December 31, 2022.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2023

NOTE 23 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2022, the Company made reimbursement payments to Aegis totaling $1.0 million in connection with the Settlement Agreement. The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2023, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2023.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022. During the three months ended March 31, 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.  The remaining liability is zero at March 31, 2023.

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at March 31, 2023 and December 31, 2022, were on deposit with state regulatory authorities.

The Company also has restricted cash of $11.5 million and $13.1 million at March 31, 2023 and December 31, 2022, respectively. Included in restricted cash are:

•	$7.7 million and $7.6 million at March 31, 2023 and December 31, 2022, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$1.9 million at March 31, 2023 and December 31, 2022, on deposit with state regulatory authorities; and
•

$1.9 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

OVERVIEW

Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries. Kingsway conducts its business through two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

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

•

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at March 31, 2023 and December 31, 2022.

•

Both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented.  See Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements for further discussion. All segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

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

PWSC sold home warranty products and provided administration services to homebuilders and homeowners across the United States. PWSC distributed its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

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

KINGSWAY FINANCIAL SERVICES INC.

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Financial, Inc. ("Ravix") and Secure Nursing Service LLC ("SNS").  Throughout Management's Discussion and Analysis, the term the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segmentin Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is income (loss) from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains, gain (loss) on change in fair value of equity investments, (loss) gain on change in fair value of limited liability investments, at fair value, loss on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, gain (loss) on change in fair value of debt and gain on extinguishment of debt. A reconciliation of total segment operating income to income (loss) from continuing operations before income tax expense (benefit) for the three months ended March 31, 2023 and March 31, 2022 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations and asset acquisitions; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; fair value assumptions for derivative financial instruments; and contingent consideration. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report. There has been no material change subsequent to December 31, 2022 to the information previously disclosed in the 2022 Annual Report with respect to these significant accounting policies and critical estimates.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income (loss) for the three months ended March 31, 2023 and March 31, 2022 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended March 31,
	2023	2022	Change
Segment operating income:
Extended Warranty	$1,432	$1,723	$(291)
Kingsway Search Xcelerator	1,577	806	771
Total segment operating income	3,009	2,529	480
Net investment income	738	619	119
Net realized gains	210	54	156
Gain (loss) on change in fair value of equity investment	1,075	(10)	1,085
(Loss) gain on change in fair value of limited liability investments, at fair value	(130)	127	(257)
Loss on change in fair value of derivative asset option contracts	(1,366)	—	(1,366)
Interest expense	(2,972)	(1,364)	(1,608)
Other revenue and expenses not allocated to segments, net	(2,640)	(3,066)	426
Amortization of intangible assets	(1,418)	(1,442)	24
Gain (loss) on change in fair value of debt	309	(1,868)	2,177
Gain on extinguishment of debt	31,616	—	31,616
Income (loss) from continuing operations before income tax expense (benefit)	28,431	(4,421)	32,852
Income tax expense (benefit)	699	(422)	1,121
Income (loss) from continuing operations	27,732	(3,999)	31,731
Loss on disposal of discontinued operations, net of taxes	107	1,495	(1,388)
Net income (loss)	$27,839	$(2,504)	$30,343

Segment Operating Income, Income (Loss) from Continuing Operations and Net Income (Loss)

In the first quarter of 2023, we reported segment operating income of $3.0 million, an increase of $0.5 million from the same period in 2022.  The increase for the three months ended March 31, 2023 is primarily due to the following items:

•	Increased operating income from Kingsway Search Xcelerator, primarily due to including CSuite and SNS for the first quarter of 2023 (both were acquired in November 2022), which was partially offset by
•	The disposal of PWSC as of July 29, 2022, which had segment operating income of $0.3 million in the first quarter of 2022.

In the first quarter of 2023, we reported income from continuing operations of $27.7 million compared to a loss from continuing operations of $4.0 million in the first quarter of 2022. The income from continuing operations for the three months ended March 31, 2023is primarily due to:

•	A gain on extinguishment debt of $31.6 million, related to the repurchase of the trust preferred debt; which was partially offset by
•	Loss on change in fair value of derivative asset option contracts of $1.4 million, related to the trust preferred debt repurchase options; and
•	Other revenue and expenses not allocated to segments, net.

See Note 11, "Debt" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

The loss from continuing operations for the three months ended March 31, 2022 is primarily due to interest expense, other revenue and expenses not allocated to segments, net,  amortization of intangible assets and loss on change in fair value of debt, partially offset by segment operating income.

KINGSWAY FINANCIAL SERVICES INC.

In the first quarter of 2023, we reported net income of $27.8 million compared to net loss of $2.5 million in the first quarter of 2022.  In addition to the items described above impacting income from continuing operations, the net income (loss) includes income from discontinued operations, net of taxes of $0.1 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.  The income from discontinued operations is related to the operations of CMC (first quarter of 2022 only) and VA Lafayette.  See Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 8.7% (or $1.6 million) to $16.7 million for the three months ended March 31, 2023 compared with $18.3 million for the three months ended March 31, 2022. Service fee and commission revenue was impacted by the following for the three months ended March 31, 2023:

•	A $2.1 million decrease at PWSC, due to the sale of PWSC on July 29, 2022;

•
A $1.1 million decrease at Trinity , primarily driven by a $0.8 million decrease in its equipment breakdown and maintenance support services due to mild weather conditions, which results in fewer service calls, as well as issues with parts availability ;

•
A $1.1 million increase at IWS. During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million.  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions; and

•	A $0.3 million increase at PWI. In the second half of 2022, there was a restructuring of leadership at PWI that has resulted in a higher focus on salesforce production.

The Extended Warranty operating income was $1.4 million for the three months ended March 31, 2023 compared with $1.7 million for the three months ended March 31, 2022.  Operating income was primarily impacted by the following:

•	A $0.3 million decrease at PWSC due to the sale of PWSC on July 29, 2022;

•	A $0.3 million decrease at Trinity to $0.1 million for the three months ended March 31, 2023, primarily due to a decrease in revenue that was partially offset by a decrease in cost of services sold;

•	A $0.1 million decrease at PWI to $0.4 million for the three months ended March 31, 2023. The operating income for the three months ended March 31, 2023 was impacted by higher commission expense compared with the same period in 2022, which offset the benefits from higher revenue and lower general and administrative expenses; and

•	A $0.4 million increase at IWS to $0.7 million for the three months ended March 31, 2023, primarily due to increased revenue. During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million for the three months ended March 31, 2022. For the quarter, IWS had an increase in commission expense and claims authorized on vehicle service agreements increased, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $9.7 million for the three months ended March 31, 2023 compared to $4.2 million for the three months ended March 31, 2022.  Kingsway Search Xcelerator operating income was $1.6 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022.  The increase in revenue and operating income is primarily due to the inclusion of CSuite and SNS for the first quarter of 2023 following their acquisitions effective November 1, 2022 and November 18, 2022, respectively.

Net Investment Income

Net investment income was $0.7 million in the first quarter of 2023 compared to $0.6 million in the first quarter of 2022. The increase in net investment income for the three months ended March 31, 2023 relates to higher investment income from fixed maturities and cash equivalents as a result of general changes in market conditions, partially offset by decreases in investment income from the Company's limited liability investments and real estate investments.  Income from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities.

Net Realized Gains

Net realized gains were $0.2 million in the first quarter of 2023 compared to $0.1 million in the first quarter of 2022.  The net realized gains for the three months ended March 31, 2023 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and net realized gains on sales of limited liability investments. The net realized gains for the three months ended March 31, 2022 primarily relate to distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

Gain (Loss) on Change in Fair Value of Equity Investments

Gain on change in fair value of equity investments was $1.1  million in the  first quarter of 2023 compared to a loss of less than $0.1  million in the  first quarter of 2022 . The gain for the three months ended March 31, 2023  relates to unrealized gains on equity investments held.  The Company holds warrants in Limbach Holdings, Inc. ("Limbach"). During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held.

KINGSWAY FINANCIAL SERVICES INC.

(Loss) Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Loss on change in fair value of limited liability investments, at fair value was $0.1 million in the first quarter of 2023 compared to a gain of $0.1 million in the first quarter of 2022. The loss for the three months ended March 31, 2023 represents a decrease in fair value of $0.3 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by an increase in fair value of $0.2 million related to Argo Holdings. The gain for the three months ended March 31, 2022 represents an increase in fair value of $0.4 million related to Net Lease, partially offset by a decrease in fair value of $0.3 million related to Argo Holdings.

Loss on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was  $1.4  million for the three months ended  March 31, 2023 compared to zero for the three months ended March 31, 2022 due to the fact that  the Company entered into three trust preferred debt repurchase option agreements during the third quarter of 2022.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

Interest Expense

Interest expense for the first quarter of 2023 was $3.0 million compared to $1.4 million in the first quarter of 2022.  The increase for the three months ended March 31, 2023 is primarily attributable to:

•

An increase of $1.1 million on the Company’s subordinated debt, which resulted from generally higher London interbank offered interest rates ("LIBOR") for three-month U.S. dollar deposits during the first quarter of 2023 compared to the same period in 2022. The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%;

•	An increase of $0.3 million, related to the 2020 KWH Loan, as a result of a decrease in fair value of the interest rate swap related to the 2020 KWH bank loan;
•	An increase of $0.1 million related to the $6.5 million SNS Loan, which was effective November 18, 2022 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.50%);
•	An increase of $0.1 million related to the $6.0 million 2022 Ravix Loan, which was effective November 16, 2022 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.50%);
•	An increase of $0.1 million related to the 2021 Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.25%); and
•	A decrease of $0.1 million related to notes payable held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower"). The Flower debt was repaid in the third quarter of 2022.

See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $2.6 million in the first quarter of 2023 compared to $3.1 million in the first quarter of 2022.  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The decrease in net expense for the three months ended March 31, 2023 is primarily attributable to a decrease in stock-based compensation expense related to previously-granted awards to PWSC employees (PWSC was sold in July 2022), partially offset by a management fee paid to the manager of Flower during the three months ended March 31, 2023 compared to same period in 2022.

Gain (Loss) on Change in Fair Value of Debt

Gain on change in fair value of debt was $0.3 million in the first quarter of 2023 compared to a loss of $1.9 million in the first quarter of 2022.  During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was $0.3 million and the change in fair value related to the remaining TruPs debt instrument was less than $0.1 million during the three months ended March 31, 2023.

The gain (loss) for three months ended March 31, 2023 and March 31, 2022 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended March 31, 2023	Three months ended March 31, 2022
	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Decrease to fair value	Increase to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Increase to fair value	Decrease to fair value

See "Debt" section below for further information.

KINGSWAY FINANCIAL SERVICES INC.

Gain on Extinguishment of Debt

For the three months ended March 31, 2022, gain on extinguishment of debt consists of a $31.6 million gain related to the repurchase of TruPs debt having a principal amount of $75.5 million. The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Expense (Benefit)

Income tax expense for the first quarter of 2023 was $0.7 million compared to income tax benefit of $0.4 million in the first quarter of 2022. For the three months ended March 31, 2023, the Company reported income tax expense primarily due to the state tax expense.  For the three months ended March 31, 2022, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards.  See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three months ended March 31, 2023 and March 31, 2022.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2022 Annual Report for an overview of how we account for our various investments.

At March 31, 2023, we held cash and cash equivalents, restricted cash and investments with a carrying value of $72.0 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	March 31, 2023	% of Total	December 31, 2022	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	14,516	20.2%	15,080	11.2%
States, municipalities and political subdivisions	3,120	4.3%	2,232	1.7%
Mortgage-backed	7,986	11.1%	8,412	6.3%
Asset-backed	1,388	1.9%	1,610	1.2%
Corporate	10,147	14.1%	10,257	7.6%
Total fixed maturities	37,157	51.6%	37,591	28.1%
Equity investments:
Common stock	196	0.3%	153	0.1%
Warrants	1,032	1.4%	—	—%
Total equity investments	1,228	1.7%	153	0.1%
Limited liability investments	949	1.3%	983	0.7%
Limited liability investments, at fair value	11,733	16.3%	17,059	12.7%
Investments in private companies	790	1.1%	790	0.6%
Other investments	196	0.3%	201	0.2%
Short-term investments	158	0.2%	157	0.1%
Total investments	52,211	72.6%	56,934	42.4%
Cash and cash equivalents	8,291	11.5%	64,168	47.9%
Restricted cash	11,461	16.0%	13,064	9.7%
Total	71,963	100.0%	134,166	100.0%

Investment Impairment

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net income (loss). Factors considered in the determination of whether or not an impairment loss is recognized in net income (loss) include a current intention or need to sell the security or an indication that a credit loss exists.

Effective January 1, 2023, as a result of the adoption of ASU 2016-13, if the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company performs a quarterly analysis of its available-for-sale fixed maturity investments to determine if an impairment loss has occurred. There were no impairment losses recorded related to investments during the three months ended March 31, 2023.

KINGSWAY FINANCIAL SERVICES INC.

Prior to the adoption of ASU 2016-13, the Company performed a quarterly analysis of its available-for-sale fixed maturity investments to determine if declines in market value were other-than-temporary. See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2022 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.  As a result of the analysis performed, there were no write downs for other-than-temporary impairment related to investments for the three months ended March 31, 2022.

At March 31, 2023 and December 31, 2022, the gross unrealized losses for fixed maturities amounted to $2.1 million and $2.5 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan").  The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At March 31, 2023, the interest rate was 7.49%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025.  All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.  The Company did not draw down on the KWH DDTL during the three months ended March 31, 2023.

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.25%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on October 1, 2027.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.50%) and is carried in the consolidated balance sheets at its unpaid principal balance. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.

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

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.50%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on November 18, 2028 and revolver matures on November 18, 2023.

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

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gives the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest.  Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company agreed that any repurchase made would be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ("May Termination Date"), all interest on the four preferred debt instruments will continue to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company had until the May Termination Date to execute the repurchases.  If the Company repurchased an amount equal to or greater than $30.0 million, then the $2.0 million paid would be applied to such repurchases.

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

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument continued to accrue.  However, with respect to TruPs that are repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement will be treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company had until the May Termination Date to execute the repurchase.  If the Company repurchased any of the TruPs, then the $0.3 million paid would be applied to any repurchases.

In February 2023, the Company entered into amendments to the repurchase agreements described above that would give the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases using currently available funds from working capital to fund the repurchases. The total amount paid was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements.  As a result, the Company has repurchased $75.5 million of principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the three months ended March 31, 2023.  The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  At March 31, 2023, the Company has $15.0 million of principal outstanding related to remaining trust preferred debt instrument.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  In order to execute the repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At March 31, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

KINGSWAY FINANCIAL SERVICES INC.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At March 31, 2023, the carrying value of the subordinated debt is $11.8 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the three months ended March 31, 2023, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt.  The changes to the credit spread and swap rate variables during the three months ended March 31, 2023, along with the passage of time, contributed to a $0.1 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and March 31, 2023.

Though changes in the market observable swap rates will continue to introduce some volatility each quarter to the Company’s reported gain or loss on change in fair value of debt, changes in the credit spread assumption developed by the third party does not introduce volatility to the Company’s consolidated statements of operations. The fair value of the Company’s subordinated debt will eventually equal the principal value totaling $15.0 million of the subordinated debt by the time of the stated redemption date of the remaining trust, which matures on May 22, 2033.

The $56.0 million decrease in the Company’s subordinated debt between December 31, 2022 and March 31, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $0.4 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and and March 31, 2023.

Of the $0.1 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and March 31, 2023, $0.4 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive income (loss) and $0.3 million is reported as gain on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

The unaudited consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 also includes an increase of $27.2 million as a result of removing the accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.

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

KINGSWAY FINANCIAL SERVICES INC.

Cash Flows

During the three months ended March 31, 2023, the Company reported $6.7 million of net cash used in operating activities from continuing operations, primarily due to an outflow related to the payment of deferred interest on the remaining trust preferred debt instrument ($5.0 million), partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the three months ended March 31, 2022, the Company reported $2.4 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the segments, partially offset by the increase in service fee receivable.

During the three months ended March 31, 2023, the net cash provided by investing activities from continuing operations was $6.3 million. This source of cash is primarily attributed to a distribution received by Net Lease from one of its limited liability investment companies of $5.2 million, as well as proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.  During the three months ended March 31, 2022, the net cash used in investing activities from continuing operations was $0.2 million. This use of cash was primarily attributed to purchases of fixed maturities and property and equipment in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

During the three months ended March 31, 2023, the net cash used in financing activities from continuing operations was $57.0 million. This use of cash was primarily attributed to the repurchase of five of the TruPs for $56.5 million, principal repayment on bank loans of $3.3 million and distributions to noncontrolling interest holders of $3.6 million, partially offset by cash proceeds from the exercise of warrants of $6.3 million.  During the three months ended March 31, 2022, the net cash used in financing activities from continuing operations was $2.4 million.  This use of cash was attributed to principal repayment on bank loans of $1.8 million, principal repayments on the notes payable of $0.1 million and distributions to noncontrolling interest holders of $0.5 million.

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.

Pursuant to satisfying the covenants under the 2020 KWH Loan, distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period are permitted.  Also, beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  In 2022, the Company was entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan. The Company anticipates that in 2023 it will be entitled to receive 75% of the 2022 excess cash flow. During the first quarter of 2023, the Company received $1.1 million and in March 2023 paid down the KWH 2020 Loan by $1.1 million.  During 2022, the Company received $1.7 million and in March 2022 paid down the KWH 2020 Loan by $1.7 million.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development.  As a result of the newly provided information, the Company recorded a liability of $2.5 million, which is included in accrued expenses and other liabilities in the unaudited consolidated balance sheet at December 31, 2022. During the three months ended March 31, 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.

KINGSWAY FINANCIAL SERVICES INC.

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $8.0 millionand $48.9 million at March 31, 2023 and December 31, 2022, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $8.3 million and $64.2 million reported at March 31, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.  The significant decrease is primarily due to the repurchase of the trust preferred debt during the first quarter of 2023.

The Company notes there are outstanding warrants that expire in September 2023 and, if all outstanding warrants were exercised, the Company would receive an additional $16.0 million of exercise proceeds.  The Company also notes that it has an additional $10.0 million available from the second amendment to the 2020 KWH Loan (see Note 11, " Debt"), that is available to be drawn.

Based on the Company’s current business plan and revenue prospects, existing cash, cash equivalents, investment balances and anticipated cash flows from operations are expected to be sufficient to meet the Company’s working capital and operating expenditure requirements, for the next twelve months. However, the Company’s assessment could also be affected by various risks and uncertainties, including, but not limited to, the developing macro-economic environment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2023 and March 31, 2022 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

KINGSWAY FINANCIAL SERVICES INC.

Remediation Process

In 2022, the Company directed its internal audit department to conduct a thorough review of the material revenue processes.  The review is in its final stages, which has preliminarily indicated no material issues.  The Company expects to use the final results of this review in 2023 to implement a remediation plan for this final material weakness.

The actions that the Company is taking are subject to ongoing senior management review as well as Audit Committee oversight. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in its controls.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2023, and ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 23, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to those risk factors previously disclosed in our 2022 Annual Report.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 9, 2023	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2023	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)