Form 10-Q
period 2023-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2023-08-08
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2023
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 8, 2023 was 26,997,972.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,581 and $40,127, respectively)	$36,193	$37,591
Equity investments, at fair value (cost of $187 and $187, respectively)	2,935	153
Limited liability investments	899	983
Limited liability investments, at fair value	3,688	17,059
Investments in private companies, at adjusted cost	790	790
Other investments, at cost which approximates fair value (net of allowance of $95 and zero, respectively)	95	201
Short-term investments, at cost which approximates fair value	158	157
Total investments	44,758	56,934
Cash and cash equivalents	14,162	64,168
Restricted cash	9,618	13,064
Accrued investment income	877	1,195
Service fee receivable, net of allowance for credit losses of $259 and $147, respectively	10,071	10,304
Other receivables, net of allowance of $8 and $8, respectively	1,337	3,720
Deferred contract costs	13,792	13,257
Income taxes recoverable	216	—
Property and equipment, net of accumulated depreciation of $988 and $1,041, respectively	640	773
Right-of-use asset	927	911
Goodwill	45,488	45,498
Intangible assets, net of accumulated amortization of $25,056 and $22,228, respectively	30,271	33,099
Other assets	3,732	23,249
Assets held for sale	19,455	19,478
Total Assets	$195,344	$285,650
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$26,674	$55,801
Income taxes payable	—	945
Deferred service fees	82,833	82,713
Bank loans	29,501	34,281
Subordinated debt, at fair value	12,544	67,811
Lease liability	1,260	1,217
Net deferred income tax liabilities	4,288	4,176
Liabilities held for sale	16,324	16,585
Total Liabilities	173,424	263,529
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; zero and 149,733 issued and outstanding at June 30, 2023 and December 31, 2022, respectively; redemption amount of zero and $6,013 at June 30, 2023 and December 31, 2022, respectively	—	6,013
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 25,685,302 and 23,437,530 issued at June 30, 2023 and December 31, 2022, respectively; and 25,431,552 and 23,190,080 outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	371,118	359,985
Treasury stock, at cost; 253,750 and 247,450 outstanding at June 30, 2023 and December 31, 2022, respectively	(543)	(492)
Accumulated deficit	(344,025)	(370,427)
Accumulated other comprehensive (loss) income	(1,258)	26,605
Shareholders' equity attributable to common shareholders	25,292	15,671
Noncontrolling interests in consolidated subsidiaries	(3,372)	437
Total Shareholders' Equity	21,920	16,108
Total Liabilities, Class A preferred stock and Shareholders' Equity	$195,344	$285,650

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Service fee and commission revenue	$26,197	$23,590	$52,586	$46,046
Total revenues	26,197	23,590	52,586	46,046
Operating expenses:
Claims authorized on vehicle service agreements	6,219	5,345	11,629	10,528
Commissions	2,567	1,997	5,087	3,260
Cost of services sold	7,148	4,187	14,895	8,715
General and administrative expenses	9,870	10,533	19,694	22,773
Total operating expenses	25,804	22,062	51,305	45,276
Operating income	393	1,528	1,281	770
Other revenues (expenses), net:
Net investment income	330	465	1,068	1,084
Net realized gains	123	184	333	238
Gain (loss) on change in fair value of equity investments	1,707	(38)	2,782	(48)
Gain (loss) on change in fair value of limited liability investments, at fair value	4	46	(126)	173
Impairment losses	(95)	—	(95)	—
Loss on change in fair value of derivative asset option contracts	—	—	(1,366)	—
Non-operating other expense	(1,191)	(879)	(1,710)	(658)
Interest expense	(1,086)	(1,704)	(4,058)	(3,068)
Amortization of intangible assets	(1,410)	(1,442)	(2,828)	(2,884)
Loss on change in fair value of debt	(339)	(1,330)	(30)	(3,198)
Gain on extinguishment of debt	—	—	31,616	—
Total other (expenses) revenue, net	(1,957)	(4,698)	25,586	(8,361)
(Loss) income from continuing operations before income tax expense (benefit)	(1,564)	(3,170)	26,867	(7,591)
Income tax expense (benefit)	213	(19)	912	(441)
(Loss) income from continuing operations	(1,777)	(3,151)	25,955	(7,150)
Income from discontinued operations, net of taxes	110	786	217	2,281
Net (loss) income	(1,667)	(2,365)	26,172	(4,869)
Less: Net (loss) income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(227)	180	(230)	107
Less: Net income from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	—	123	—	345
Less: Dividends on preferred stock	5	79	74	157
Net (loss) income attributable to common shareholders	$(1,445)	$(2,747)	$26,328	$(5,478)

Net (loss) income from continuing operations attributable to common shareholders	$(1,555)	$(3,410)	$26,111	$(7,414)
Net income from discontinued operations attributable to common shareholders	110	663	217	1,936
Net (loss) income attributable to common shareholders	$(1,445)	$(2,747)	$26,328	$(5,478)

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.15)	$1.06	$(0.32)
Discontinued operations	$—	$0.03	$0.01	$0.08
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.06)	$(0.12)	$1.07	$(0.24)
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.15)	$0.97	$(0.32)
Discontinued operations	$—	$0.03	$0.01	$0.08
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.06)	$(0.12)	$0.98	$(0.24)
Weighted-average shares outstanding (in ‘000s):
Basic:	25,295	22,883	24,681	22,883
Diluted:	25,295	22,883	26,850	22,883

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of (Loss) Comprehensive Income

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(1,667)	$(2,365)	$26,172	$(4,869)
Other comprehensive (loss) income, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized (losses) gains arising during the period	(243)	(535)	199	(1,702)
Reclassification adjustment for amounts included in net (loss) income	(34)	6	(56)	7
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(397)	5,930	(824)	6,889
Reclassification adjustment for amounts included in net (loss) income	—	—	(27,177)	—
Other comprehensive (loss) income, net of taxes(1):	(674)	5,401	(27,858)	5,194
Comprehensive (loss) income	(2,341)	3,036	(1,686)	325
Less: comprehensive (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(237)	301	(225)	408
Comprehensive (loss) income attributable to common shareholders	$(2,104)	$2,735	$(1,461)	$(83)

(1) Net of income tax expense (benefit) of $0 for the three and six months ended June 30, 2023 and June 30, 2022.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2023	25,197,251	$—	$371,356	$(492)	$(342,585)	$(594)	27,685	$(3,135)	$24,550
Conversion of redeemable Class A preferred stock to common stock	187,500	—	1,223	—	—	—	1,223	—	1,223
Exercise of Series B warrants	53,101	—	266	—	—	—	266	—	266
Repurchases of Series B warrants	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Net loss	—	—	—	—	(1,440)	—	(1,440)	(227)	(1,667)
Preferred stock dividends	—	—	(5)	—	—	—	(5)	—	(5)
Repurchases of common stock	(6,300)	—	—	(51)	—	—	(51)	—	(51)
Other comprehensive loss	—	—	—	—	—	(664)	(664)	(10)	(674)
Stock-based compensation	—	—	284	—	—	—	284	—	284
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	$25,292	$(3,372)	$21,920

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	22,882,614	$—	$359,346	$(492)	$(397,802)	$30,614	$(8,334)	$13,635	$5,301
Net (loss) income	—	—	—	—	(2,668)	—	(2,668)	303	(2,365)
Preferred stock dividends	—	—	(79)	—	—	—	(79)	—	(79)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(244)	(244)
Other comprehensive income (loss)	—	—	—	—	—	5,403	5,403	(2)	5,401
Stock-based compensation	—	—	269	—	—	—	269	—	269
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	1,311,941	—	6,560	—	—	—	6,560	—	6,560
Repurchases of Series B warrants	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Net income (loss)	—	—	—	—	26,402	—	26,402	(230)	26,172
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3,584)	(3,584)
Repurchases of common stock	(6,300)	—	—	(51)	—	—	(51)	—	(51)
Other comprehensive (loss) income	—	—	—	—	—	(27,863)	(27,863)	5	(27,858)
Stock-based compensation	—	—	567	—	—	—	567	—	567
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	$25,292	$(3,372)	$21,920

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Net (loss) income	—	—	—	—	(5,321)	—	(5,321)	452	(4,869)
Preferred stock dividends	—	—	(157)	—	—	—	(157)	—	(157)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(697)	(697)
Other comprehensive income (loss)	—	—	—	—	—	5,238	5,238	(44)	5,194
Stock-based compensation	—	—	555	—	—	—	555	—	555
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income (loss)	$26,172	$(4,869)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(217)	(2,281)
Equity in net loss (income) of limited liability investments	33	(287)
Depreciation and amortization expense	2,974	3,023
Stock-based compensation expense	567	628
Net realized gains	(333)	(238)
(Gain) loss on change in fair value of equity investments	(2,782)	48
Loss (gain) on change in fair value of limited liability investments, at fair value	126	(173)
Loss on change in fair value of debt	30	3,198
Loss (gain) on change in fair value of derivatives	1,488	(276)
Loss on change in fair value of contingent consideration	65	1,502
Deferred income taxes	112	(693)
Impairment losses	95	—
Amortization of fixed maturities premiums and discounts	19	141
Gain on extinguishment of debt	(31,616)	—
Changes in operating assets and liabilities:
Service fee receivable, net	233	(1,828)
Other receivables, net	1,655	1,780
Deferred contract costs	(535)	(1,687)
Other assets	483	(188)
Deferred service fees	120	2,104
Other, net	(7,268)	4,416
Cash (used in) provided by operating activities - continuing operations	(8,579)	4,320
Cash provided by operating activities - discontinued operations	280	1,926
Net cash (used in) provided by operating activities	(8,299)	6,246
Investing activities:
Proceeds from sales and maturities of fixed maturities	4,121	4,906
Purchases of fixed maturities	(2,596)	(8,111)
Net proceeds from limited liability investments	154	973
Net proceeds from limited liability investments, at fair value	13,461	211
Net proceeds from investments in private companies	—	62
Net proceeds from other investments and short-term investments	13	34
Acquisition of business, net of cash acquired	—	(83)
Net purchases of property and equipment	(14)	(177)
Cash provided by (used in) investing activities - continuing operations	15,139	(2,185)
Cash used in investing activities - discontinued operations	(11)	—
Net cash provided by (used in) investing activities	15,128	(2,185)
Financing activities:
Proceeds from exercise of warrants	6,560	—
Cash paid for repurchase of warrants	(1,633)	—
Cash paid for repurchase of common stock	(51)	—
Distributions to noncontrolling interest holders	(3,584)	(697)
Principal payments on bank loans	(4,827)	(3,952)
Purchase of subordinated debt	(56,452)	—
Payment of debt issuance costs	(25)	—
Principal payments on notes payable	—	(245)
Cash used in financing activities - continuing operations	(60,012)	(4,894)
Cash used in financing activities - discontinued operations	(303)	(2,870)
Net cash used in financing activities	(60,315)	(7,764)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(53,452)	(2,759)
Cash and cash equivalents and restricted cash at beginning of period	77,802	29,899
Less: cash and cash equivalents and restricted cash of discontinued operations	570	2,558
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	77,232	27,341
Cash and cash equivalents and restricted cash of continuing operations at end of period	$23,780	$24,582

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

The following two accounting policies, Investments and Service Fee Receivables, have been updated effective  January 1, 2023 to include additional disclosure as a result of the Company's adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further described in Note 4, " Recently Issued Accounting Standards ".

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

If a credit loss exists, an allowance is established, which is equal to the difference between the present value of cash flows expected to be collected and the amortized cost basis.  The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted in subsequent periods for any additional expected credit losses or subsequent recoveries.  Changes in the allowance are reported as impairment losses in the consolidated statements of operations.  The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other non-credit related factors is reported in other comprehensive (loss) income.

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

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net (loss) income.  For available-for-sale fixed maturities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturities where there is an intent to sell, impairment will continue to result in a write down of amortized cost.

The Company adopted ASU 2016-13 using a modified retrospective method.  Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity investments that have recognized an other-than-temporary impairment write down prior to the effective date.  The adoption of ASU 2016-13 resulted in no cumulative-effect adjustment to accumulated deficit at January 1, 2023.

(b)    Accounting Standards Not Yet Adopted:

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-02 Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company does not expect the adoption of ASU 2023-02 to have an impact on its consolidated financial statements.

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

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the first quarter of 2023.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.  The estimated fair value of the contingent consideration obligation at June 30, 2023 and December 31, 2022 was zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which was included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations for the three and six months ended June 30, 2022.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, which had contributions to Extended Warranty service fee and commission revenue of $2.1 million and $4.2 million for the  three and six months ended  June 30, 2022, respectively.  Additionally, PWSC had pre-tax income of $0.4 million and pre-tax loss of $0.3 million for the  three and six months ended  June 30, 2022, respectively.  For the  three and six months ended  June 30, 2022, pre-tax income of $0.3 million and pre-tax loss of $0.2 million, respectively, was attributable to the controlling interest.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.   In conjunction with the sale of the CMC Real Property, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  June 30, 2023 and December 31, 2022.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$311	$3,633	$630	$7,300
Total revenues	311	3,633	630	7,300
Expenses:
Cost of services sold	54	59	101	103
General and administrative expenses	59	1,062	136	1,437
Leased real estate segment interest expense	91	1,663	182	3,354
Non-operating other revenue	(3)	(2)	(6)	(5)
Amortization of intangible assets	—	52	—	104
Total expenses	201	2,834	413	4,993
Income from discontinued operations before income tax expense	110	799	217	2,307
Income tax expense	—	13	—	26
Income from discontinued operations, net of taxes	$110	$786	$217	$2,281

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

For the three months ended  June 30, 2023 and June 30, 2022, pre-tax income from discontinued operations of $0.1 million and $0.6 million, respectively, was attributable to the controlling interest ($0.2 million and $1.9 million for the six months ended  June 30, 2023 and June 30, 2022, respectively).

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  June 30, 2023 and December 31, 2022 are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$536	$570
Property and equipment, net	16,171	16,160
Intangible assets, net	2,748	2,748
Assets held for sale	$19,455	$19,478
Liabilities
Accrued expenses and other liabilities	$652	$473
Notes payable	15,672	16,112
Liabilities held for sale	$16,324	$16,585

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive (loss) income, and estimated fair value of the Company's available-for-sale investments at June 30, 2023 and December 31, 2022 are summarized in the tables shown below:

(in thousands)	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$14,780	$—	$635	$14,145
States, municipalities and political subdivisions	3,224	—	155	3,069
Mortgage-backed	8,682	—	640	8,042
Asset-backed	1,435	—	68	1,367
Corporate	10,460	2	892	9,570
Total fixed maturities	$38,581	$2	$2,390	$36,193

(in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,797	$—	$717	$15,080
States, municipalities and political subdivisions	2,390	—	158	2,232
Mortgage-backed	9,058	1	647	8,412
Asset-backed	1,682	—	72	1,610
Corporate	11,200	1	944	10,257
Total fixed maturities	$40,127	$2	$2,538	$37,591

The table below summarizes the Company's fixed maturities at June 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,899	$6,797
Due after one year through five years	25,865	24,212
Due after five years through ten years	1,368	1,214
Due after ten years	4,449	3,970
Total	$38,581	$36,193

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of June 30, 2023 and December 31, 2022. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,081	$62	$10,064	$573	$14,145	$635
States, municipalities and political subdivisions	838	19	2,031	136	2,869	155
Mortgage-backed	1,328	24	6,714	616	8,042	640
Asset-backed	302	5	1,065	63	1,367	68
Corporate	1,732	47	7,604	845	9,336	892
Total fixed maturities	$8,281	$157	$27,478	$2,233	$35,759	$2,390

(in thousands)	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,543	$126	$10,537	$591	$15,080	$717
States, municipalities and political subdivisions	1,040	73	937	85	1,977	158
Mortgage-backed	2,248	93	5,756	554	8,004	647
Asset-backed	1,251	39	299	33	1,550	72
Corporate	3,244	155	6,760	789	10,004	944
Total fixed maturities	$12,326	$486	$24,289	$2,052	$36,615	$2,538

At June 30, 2023, there are approximately 205 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at June 30, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at June 30, 2023.

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

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three and six months ended June 30, 2023 and June 30, 2022.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2023 and December 31, 2022, the carrying value of limited liability investments totaled $0.9 million and $1.0 million, respectively. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations. At  June 30, 2023, the Company had no unfunded commitments related to limited liability investments.

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease Investment Grade Portfolio, LLC ("Net Lease") and Argo Holdings Fund I, LLC ("Argo Holdings").  As of June 30, 2023 and December 31, 2022, the carrying value of the Company's limited liability investments, at fair value was $3.7 million and $17.1 million, respectively.  The Company recorded impairments related to limited liability investments, at fair value of $0.1 million during each of the three and six months ended June 30, 2023(less than $0.1 million for the three and six months ended June 30, 2022), which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At June 30, 2023, the Company had no unfunded commitments to fund limited liability investments, at fair value.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owned investments in limited liability companies that held investment properties. During the fourth quarter of 2022, one of Net Lease's limited liability companies refinanced their existing debt.  Debt proceeds of $5.2 million were distributed to Net Lease, which decreased Net Lease's investment in the limited liability company, which the Company recorded during the first quarter of 2023.  During the first quarter of 2023, Net Lease sold its final investment property for $15.8 million.  Net Lease received net proceeds of $8.1 million after the repayment of debt at the limited liability company and transaction expenses.  Given the three-month reporting lag discussed above, the Company recorded this transaction in its second quarter 2023 financial statements.  As a result of the sale and subsequent distribution of the net proceeds, the carrying value of Net Lease's investments in limited liability companies is zero at  June 30, 2023.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's investments in private companies totaled $0.8 million. For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2023 and June 30, 2022.

Net investment income for the three and six months ended June 30, 2023 and June 30, 2022 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
Interest from fixed maturities	$243	$117	$472	$210
Dividends	14	33	74	64
Income (loss) from limited liability investments	1	52	(33)	287
Income from limited liability investments, at fair value	—	4	—	4
Income from real estate investments	—	200	—	400
Other	102	87	622	170
Gross investment income	360	493	1,135	1,135
Investment expenses	(30)	(28)	(67)	(51)
Net investment income	$330	$465	$1,068	$1,084

Gross realized gains and losses on available-for-sale investments for the three and six months ended June 30, 2023 and June 30, 2022 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$2	$1
Gross realized losses	—	(16)	—	(21)
Net	$—	$(16)	$2	$(20)

Gain (loss) on change in fair value of equity investments for the three and six months ended June 30, 2023 and June 30, 2022 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net gains recognized on equity investments sold during the period	$—	$—	$—	$—
Change in unrealized gains (losses) on equity investments held at end of the period	1,707	(38)	2,782	(48)
Gain (loss) on change in fair value of equity investments	$1,707	$(38)	$2,782	$(48)

Prior to the second quarter of 2023, the Company held 400,000 warrants in Limbach Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants and received 110,036 shares of Limbach common stock.  The change in fair value for the second quarter of 2023 is a result of the increased common stock price of Limbach as of June 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the six months ended June 30, 2023:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2022	$31,153	$13,613	$732	$45,498
Measurement period adjustment	—	(10)	—	(10)
Balance, June 30, 2023	$31,153	$13,603	$732	$45,488

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," during the first quarter of 2023 the Company settled the working capital true-up, related to the acquisition of CSuite, that decreased goodwill by less than $0.1 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No impairment charges were recorded during the three and six months ended June 30, 2023 and June 30, 2022.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at June 30, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	16,458	15,984
Intangible assets not subject to amortization:
Trade names	14,287	—	14,287
Total	$55,327	$25,056	$30,271

(in thousands)	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	13,630	18,812
Intangible assets not subject to amortization:
Trade names	14,287	—	14,287
Total	$55,327	$22,228	$33,099

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.4 million for each of the three months ended June 30, 2023 and June 30, 2022 ($2.8 million and $2.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively).

The trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and six months ended June 30, 2023 and June 30, 2022.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	June 30, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	418	183	235
Furniture and equipment	278	230	48
Computer hardware	932	575	357
Total	$1,628	$988	$640

(in thousands)	December 31, 2022
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	485	206	279
Furniture and equipment	375	319	56
Computer hardware	954	516	438
Total	$1,814	$1,041	$773

For each of the three months ended June 30, 2023 and June 30, 2022, depreciation expense on property and equipment o f $0.1  million  ( $0.1  million and $0.2 million for the  six months ended June 30, 2023 and June 30, 2022, respectively) , is included in general and administrative expenses in the unaudited consolidated statements of operations.

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

The notional amount of the interest rate swap contract is $7.7 million at June 30, 2023.  At June 30, 2023 and December 31, 2022, the fair value of the interest rate swap contract was an asset of $0.2 million and $0.3 million, respectively, which is included in other receivables in the consolidated balance sheets.  During the three and six months ended June 30, 2023, the Company recognized a loss of less than $0.1 million and $0.1 million, respectively (a gain of $0.1 million and $0.3 million for the three and six months ended  June 30, 2022, respectively), related to the change in fair value of the interest rate swap, which is included in interest expense in the unaudited consolidated statements of operations and within cash flowsfrom operating activities in the unaudited consolidated statements of cash flows.  Net cash receipts of $0.1 million and $0.2 million were made to the Company during the three and six months ended June 30, 2023, respectively, and net cash payments of less than $0.1 million were made by the Company during the three and six months ended  June 30, 2022, to settle a portion of the liabilities related to the interest rate swap agreement.  These cash receipts and payments are reflected as cash inflows or outflows in the unaudited consolidated statements of cash flows within net cash (used in) provided by operating activities.

(b)	Trust preferred debt repurchase options

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63.75% of the outstanding principal and deferred interest ( "August Option"). Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company agreed that any repurchase made would be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ( "May Termination Date"), all interest on the four preferred debt instruments continued to accrue.  However, with respect to TruPs that were repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement was treated as an offset and reduced the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to any of the TruPs that were repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company had until the May Termination Date to execute the repurchases. Given the Company repurchased an amount equal to or greater than $30.0 million, the $2.0 million paid was applied to the repurchases.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held ( "September 20 Option"). The September 20, 2022 agreement was subject to the same terms and conditions as the August 2, 2022 agreement and no additional consideration was paid.

On September 26, 2022, the Company entered into an agreement with a holder of a portion of one of the TruPs that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest ( "September 26 Option").

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument continued to accrue.  However, with respect to TruPs that were repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement was treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to the TruPs that were repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company had until the May Termination Date to execute the repurchase. Given the Company repurchased the TruPs, the $0.3 million paid was applied to the repurchases.

In February 2023, the Company entered into amendments to the repurchase agreements described above that gave the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of its intent to exercise its options to repurchase 100% of the principal. On March 22, 2023, the Company completed the repurchases.  See Note 11, "Debt," for further discussion.

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

At  December 31, 2022, the fair value of the TruPs Options contracts was $19.0 million, which is included in other assets in the consolidated balance sheet. During the six months ended  June 30, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million,which is included in loss on change in fair value of derivative asset option contracts in the unaudited consolidated statement of operations and as an adjustment to calculate cash flows (used in) provided by operating activities in the unaudited consolidated statement of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the six months ended  June 30, 2023 with respect to the TruPs Options contracts.

NOTE 11 DEBT

Debt consists of the following instruments at June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023			December 31, 2022
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$5,000	$5,000	$5,107	$5,300	$5,300	$5,460
2022 Ravix Loan	5,650	5,474	5,665	5,950	5,754	6,245
SNS Loan	6,500	6,413	6,519	6,850	6,755	6,921
2020 KWH Loan	12,831	12,614	13,117	16,708	16,472	16,819
Total bank loans	29,981	29,501	30,408	34,808	34,281	35,445
Subordinated debt	15,000	12,544	12,544	90,500	67,811	67,811
Total	$44,981	$42,045	$42,952	$125,308	$102,092	$103,256

Subordinated debt mentioned above consists of the following trust preferred debt instrument at June 30, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033

Subordinated debt mentioned above consists of the following trust preferred debt instruments at December 31, 2022:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

(a)           Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan"). The 2021 Ravix Loan has an annual interest rate equal to the greater of the Pr ime Rate plus 0.5%, or 3.75%. At June 30, 2023, the interest rate was  8.75%. The term loan matures on October  1, 2027 and the revolver was scheduled to mature on October 1, 2023 (see discussion below related to the 2022 Ravix Loan). The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  June 30, 2023, the interest rate was 9.00%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At June 30, 2023 and December 31, 2022, the balance of the 2022 Revolver was zero.

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

SNS

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2023, the interest rate was 8.75%. Monthly principal payments on the term loan begin on November 15, 2023.  The revolver matures on November 18, 2023 and the term loan matures on November 18, 2028.  During 2022, SNS borrowed under the revolver.  During the second quarter of 2023, SNS repaid the amount borrowed under the revolver.  The carrying values at  June 30, 2023 and December 31, 2022 for the SNS Loan includes $6.4 million related to the term loan and zero and $0.4 million, respectively, related to the revolver.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2023, the interest rate was 8.01%. The 2020 KWH Loan matures on December 1, 2025.  The carrying values at  June 30, 2023 and December 31, 2022 includes $12.1 million and $16.0 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to revolver.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, may be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. The Company did not draw down on the KWH DDTL during the six months ended  June 30, 2023.

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

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the six months ended  June 30, 2023.  At June 30, 2023, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The  $55.3 milli on decrease in the Company’s subordinated debt between December 31, 2022 and June 30, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $1.1 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and June 30, 2023.

Of the $0.8 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and June 30, 2023, $0.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and less than $0.1 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statement of operations.

The unaudited consolidated statements of comprehensive (loss) income for the six months ended June 30, 2023 also includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. In order to execute the TruPs repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At  June 30, 2023 and  December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheet.

The agreement governing the remaining subordinated debt contains a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2023 were $0.1 million and less than $0.1 million, respectively ($0.2 million and $0.1 million, respectively, for the six months ended June 30, 2023). Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2022 were $0.2 million and less than $0.1 million, respectively ($0.5 million and $0.1 million, respectively, for the six months ended June 30, 2022).  Short-term lease costs included in general and administrative expenses for the three months ended June 30, 2023 and  June 30, 2022 were less than $0.1 million and zero, respectively ($0.1 million and zero million for the six months ended June 30, 2023 and June 30, 2022, respectively).

The annual maturities of lease liabilities as of June 30, 2023 were as follows:

(in thousands)	Lease Commitments
2023	$233
2024	442
2025	283
2026	220
2027	162
2028 and thereafter	79
Total undiscounted lease payments	1,419
Imputed interest	159
Total lease liabilities	$1,260

The weighted-average remaining lease term for our operating leases was 3.81 years as of June 30, 2023. The weighted average discount rate of our operating leases was 5.94% as of June 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$15,034	$14,832	$29,869	$28,135
Maintenance support service fees	Trinity	930	1,394	1,884	3,192
Warranty product commissions	Trinity	1,079	1,096	1,961	2,228
Homebuilder warranty service fees	PWSC (a)	—	1,911	—	3,727
Homebuilder warranty commissions	PWSC (a)	—	211	—	448
Business services consulting fees	Ravix, Csuite and SNS	9,154	4,146	18,872	8,316
Service fee and commission revenue		$26,197	$23,590	$52,586	$46,046

(a)	The Company disposed of PWSC on July 29, 2022

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2023 and December 31, 2022 were $10.1 million and $10.3 million, respectively.  The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses. During each of the three and six months ended  June 30, 2023, the Company recorded an increase to its allowance for credit losses of $0.1 million. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  There was no material write-off of service fee receivable that was deemed to be uncollectible during the three and six months ended  June 30, 2023.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the six months ended  June 30, 2023 were as follows:

(in thousands)	Six Months Ended June 30, 2023
Balance, December 31, 2022	$82,713
Deferral of revenue	29,819
Recognition of deferred service fees	(29,699)
Balance, June 30, 2023	$82,833

The increase in deferred service fees between December 31, 2022 and June 30, 2023 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the six months ended June 30, 2023.

The Company expects to recognize within one year as service fee and commission revenue approximately 50.5% of the deferred service fees as of June 30, 2023.  Approximately $24.5 million and $24.8 million of service fee and commission revenue recognized during the six months ended June 30, 2023 and June 30, 2022 was included in deferred service fees as of December 31, 2022 and December 31, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and six months ended June 30, 2023 and June 30, 2022.

The deferred contract costs balances and related amortization expense for the three months ended  June 30, 2023 and June 30, 2022 are comprised as follows:

(in thousands)	Three months ended June 30, 2023			Three months ended June 30, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at March 31, net	$13,401	$83	$13,484	$11,875	$80	$11,955
Additions	2,484	6	2,490	2,491	5	2,496
Amortization	(2,176)	(6)	(2,182)	(1,831)	(3)	(1,834)
Balance at June 30, net	$13,709	$83	$13,792	$12,535	$82	$12,617

The deferred contract costs balances and related amortization expense for the six months ended  June 30, 2023 and June 30, 2022 are comprised as follows:

(in thousands)	Six months ended June 30, 2023			Six months ended June 30, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,174	$83	$13,257	$10,850	$80	$10,930
Additions	4,820	13	4,833	4,844	11	4,855
Amortization	(4,285)	(13)	(4,298)	(3,159)	(9)	(3,168)
Balance at June 30, net	$13,709	$83	$13,792	$12,535	$82	$12,617

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the three and six months ended June 30, 2023 and June 30, 2022 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income tax (benefit) expense at U. S. statutory income tax rate	$(338)	$(666)	$5,643	$(1,594)
Valuation allowance	240	176	(5,664)	469
Non-deductible compensation	37	21	66	68
Investment income	65	(8)	83	(11)
State income tax	121	150	610	195
Indefinite life intangibles	59	53	139	107
Contingent consideration	14	250	14	315
Other	15	5	21	10
Income tax expense (benefit)	$213	$(19)	$912	$(441)

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2023 and December 31, 2022. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2023 and December 31, 2022 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.  For the three months ended  June 30, 2023 and  June 30, 2022, the Company released into income zero and $0.3 million, respectively (zero and $0.8 million for the six months ended  June 30, 2023 and  June 30, 2022, respectively), of its valuation allowance associated with business interest expense carryforwards with an indefinite life.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

The Company carries net deferred income tax liabilities of $4.3 million and $4.2 million at June 30, 2023 and December 31, 2022, respectively, that consists of:

•	$3.9 million and $3.8 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.4 million and $0.4 million of deferred state income tax liabilities.

As of June 30, 2023 and December 31, 2022, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero and less than $0.1 million related to interest and penalty accruals for the three months ended  June 30, 2023 and  June 30, 2022, respectively (zero and $0.1 million for the six months ended  June 30, 2023 and  June 30, 2022, respectively).

NOTE 15 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three and six months ended June 30, 2023 and June 30, 2022:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
(Loss) income from continuing operations	$(1,777)	$(3,151)	$25,955	$(7,150)
Plus (less): net loss (income) from continuing operations attributable to noncontrolling interests	227	(180)	230	(107)
Less: dividends on preferred stock	(5)	(79)	(74)	(157)
Numerator used in calculating basic (loss) earnings per share from continuing operations attributable to common shareholders	$(1,555)	$(3,410)	$26,111	$(7,414)
Adjustment to add-back dividends on preferred stock	—	—	74	—
Adjustment for proportionate interest in Ravix and SNS's earnings attributable to common stock	—	—	(91)	—
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(1,555)	$(3,410)	$26,094	$(7,414)
Income from discontinued operations	110	786	217	2,281
Less: net income from discontinued operations attributable to noncontrolling interests	—	(123)	—	(345)
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(1,445)	$(2,747)	$26,311	$(5,478)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	25,295	22,883	24,681	22,883
Weighted average diluted shares
Weighted average common shares outstanding	25,295	22,883	24,681	22,883
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	—	812	—
Warrants	—	—	1,357	—
Convertible preferred stock	—	—	—	—
Total weighted average diluted shares	25,295	22,883	26,850	22,883
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.06)	$(0.15)	$1.06	$(0.32)
Discontinued operations	$—	$0.03	$0.01	$0.08
Basic (loss) earnings per share - net (loss) income attributable to common shareholders:	$(0.06)	$(0.12)	$1.07	$(0.24)
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.06)	$(0.15)	$0.97	$(0.32)
Discontinued operations	$—	$0.03	$0.01	$0.08
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.06)	$(0.12)	$0.98	$(0.24)

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended  June 30, 2023 and the three and six months ended  June 30, 2022, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

Basic (loss) earnings per share excludes dilution and is computed by dividing (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted (loss) earnings per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted (loss) earnings per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

The following weighted-average potentially dilutive securities are not included in the dilut ed (loss) earnings  per share calculations above because they would have had an antidilutive effect on the (loss)  earnings   per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unvested restricted stock awards	1,146,947	1,252,754	335,540	1,252,754
Warrants	3,152,795	4,573,765	1,795,743	4,573,765
Convertible preferred stock	—	1,060,831	—	1,060,831
Total	4,299,742	6,887,350	2,131,283	6,887,350

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2023 was $0.3 million.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the six months ended  June 30, 2023, no shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at June 30, 2023 was $2.6 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2023:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2022	1,146,947	$5.19
Granted	—	—
Vested	—	—
Cancelled for Tax Withholding	—	—
Unvested at June 30, 2023	1,146,947	$5.19

The unvested balance at June 30, 2023 in the table above is comprised of 646,947 shares of the 2021 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards $0.2 million and $0.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively ($0.5 million and $0.5 million for the six months ended  June 30, 2023 and  June 30, 2022, respectively).

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

As discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore, there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  June 30, 2023 and December 31, 2022.

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vested according to a graded vesting schedule. The performance condition was based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA and 2020 PWSC RSA became fully vested.  At June 30, 2023 and December 31, 2022, there were zero unvested shares of both the Modified PWSC RSA and 2020 PWSC RSA.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was less than $0.1 million and $0.1 million for the three and six months ended  June 30, 2022, respectively.

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

During the six months ended June 30, 2023, 10,417 shares of the 2021 Ravix RUA became fully vested.  At June 30, 2023 and December 31, 2022, there were 80,944 and 91,361 unvested shares of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per share. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  June 30, 2023 was $0.2 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended June 30, 2023 and June 30, 2022 ($0.1 million and less than $0.1 million for the six months ended  June 30, 2023 and  June 30, 2022, respectively).

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

During the six months ended June 30, 2023, no shares of the SNS RUA vested.  At June 30, 2023 and  December 31, 2022, there were 50,000 unvested shares of the SNS RUA with a weighted-average grant date fair value of $5.95 per share. Total unamortized compensation expense related to unvested SNS RUA at  June 30, 2023 was$0.2 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million and zero for the three months ended June 30, 2023 and June 30, 2022, respectively (less than $0.1 million and zero for the six months ended  June 30, 2023 and  June 30, 2022, respectively).

NOTE 17 Redeemable Class A Preferred Stock

On March 1, 2023, the Company notified the holders of its outstanding Class A Preferred Shares ("Preferred Shares") of its intention to redeem all the outstanding Preferred Shares on March 15, 2023 (the “Anticipated Redemption Date”).  The Preferred Shares were convertible into shares of the Company’s common stock at the discretion of the holders.  Prior to the Anticipated Redemption Date, the Company had received notice from all of the holders of the Preferred Shares of their intention to convert their shares.

There were zero and 149,733 shares of Preferred Shares outstanding at June 30, 2023 and  December 31, 2022, respectively. Each Preferred Share was convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During the three and six months ended  June 30, 2023, 30,000 and 149,733 Preferred Shares, respectively, were converted into 187,500 and 935,831 common shares, respectively, at the conversion price of $4.00 per common share, or $0.7 million and $3.7 million, respectively, at the option of the holders.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

NOTE 18 Shareholders' Equity

As described in Note 17, "Redeemable Class A Preferred Stock", during the three and six months ended  June 30, 2023, 30,000 and 149,733 Preferred Shares, respectively, were converted into 187,500 and 935,831 common shares, respectively.  As a result, during the three and six months ended  June 30, 2023, $1.2 million and$6.1 million, respectively, was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheets.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three months ended  June 30, 2023, the Company repurchased, in the aggregate, 564,970 shares of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $2.1 million, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of June 30, 2023.

At  June 30, 2023, the Company had 2,594,125 warrants outstanding that expire on September 15, 2023. The warrants are recorded in shareholders' equity and entitle each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During the three and six months ended  June 30, 2023, warrants to purchase 53,101 and 1,311,941 shares of common stock, respectively, were exercised, resulting in cash proceeds of $0.3 million and $6.6 million, respectively.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2023 and June 30, 2022 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2023
	Unrealized	Foreign	Change in Fair Value	Total
	Losses on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at March 31, 2023	$(2,059)	$(3,286)	$4,751	$(594)

Other comprehensive loss arising during the period	(233)	—	(397)	(630)
Amounts reclassified from accumulated other comprehensive loss	(34)	—	—	(34)
Net current-period other comprehensive loss	(267)	—	(397)	(664)

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

(in thousands)	Three months ended June 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at March 31, 2022	$(1,344)	$(3,286)	$35,244	$30,614

Other comprehensive (loss) income arising during the period	(533)	—	5,930	5,397
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Net current-period other comprehensive (loss) income	(527)	—	5,930	5,403

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

(in thousands)	Six months ended June 30, 2023
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)

Balance at January 1, 2023	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	194	—	(824)	(630)
Amounts reclassified from accumulated other comprehensive income (loss)	(56)	—	(27,177)	(27,233)
Net current-period other comprehensive income (loss)	138	—	(28,001)	(27,863)

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

(in thousands)	Six months ended June 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2022	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(1,658)	—	6,889	5,231
Amounts reclassified from accumulated other comprehensive income	7	—	—	7
Net current-period other comprehensive (loss) income	(1,651)	—	6,889	5,238

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and six months ended June 30, 2023 and June 30, 2022 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive (loss) income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$34	$(6)	$56	$(7)
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	—	—	27,177	—
(Loss) income from continuing operations before income tax expense (benefit)	34	(6)	27,233	(7)
Income tax expense (benefit)	—	—	—	—
Income (loss) from continuing operations, net of taxes	34	(6)	27,233	(7)
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$34	$(6)	$27,233	$(7)

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive (loss) income for the six months ended June 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 42 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

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

PWSC sold new home warranty products and provided administration services to home builders and homeowners across the United States. PWSC distributed its products and services through an in-house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2023 and June 30, 2022 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Service fee and commission revenue - Extended Warranty	$17,043	$19,444	$33,714	$37,730
Service fee and commission revenue - Kingsway Search Xcelerator	9,154	4,146	18,872	8,316
Total revenues	$26,197	$23,590	$52,586	$46,046

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and six months ended June 30, 2023 and June 30, 2022 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Segment operating income:
Extended Warranty	$1,392	$2,936	$2,824	$4,659
Kingsway Search Xcelerator	1,616	893	3,193	1,699
Total segment operating income	3,008	3,829	6,017	6,358
Net investment income	330	465	1,068	1,084
Net realized gains	123	184	333	238
Gain (loss) on change in fair value of equity investments	1,707	(38)	2,782	(48)
Gain (loss) on change in fair value of limited liability investments, at fair value	4	46	(126)	173
Impairment losses	(95)	—	(95)	—
Loss on change in fair value of derivative asset option contracts	—	—	(1,366)	—
Interest expense	(1,086)	(1,704)	(4,058)	(3,068)
Other revenue and expenses not allocated to segments, net	(3,806)	(3,180)	(6,446)	(6,246)
Amortization of intangible assets	(1,410)	(1,442)	(2,828)	(2,884)
Loss on change in fair value of debt	(339)	(1,330)	(30)	(3,198)
Gain on extinguishment of debt	—	—	31,616	—
(Loss) income from continuing operations before income tax expense (benefit)	(1,564)	(3,170)	26,867	(7,591)
Income tax expense (benefit)	213	(19)	912	(441)
(Loss) income from continuing operations	$(1,777)	$(3,151)	$25,955	$(7,150)

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

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

Limited liability investments, at fair value - Limited liability investments, at fair value include the underlying investments of Net Lease and Argo Holdings. Prior to the second quarter of 2023, Net Lease owned investments in limited liability companies that held investment properties. Net Lease sold its final investment property during its first quarter of 2023, and as a result, the Net Lease's investment in its underlying investments is zero at June 30, 2023.  Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

•

The fair value of Net Lease's investments in limited liability companies was based upon the net asset values of the underlying investments in companies as a practical expedient to estimate fair value. The Company applied the net asset value practical expedient to Net Lease's limited liability investments on an investment-by-investment basis unless it was probable that the Company would sell a portion of an investment at an amount different from the net asset value of the investment. Investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy.

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

Derivative contract - interest rate swap - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables in the consolidated balance sheets at June 30, 2023 and December 31, 2022. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

Derivative contracts - trust preferred debt repurchase options - As described in Note 10, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  During the first quarter of 2023, the Company executed the TruPs Options contracts.  The TruPs Options contracts are measured and reported at fair value and are included in other assets in the consolidated balance sheet at  December 31, 2022. The fair value of the TruPs Options contracts was estimated using the binomial lattice model.  Key inputs in the valuation included credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

Contingent consideration - The consideration for the Company's acquisitions of Ravix and CSuite includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other expense. The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at June 30, 2023 and December 31, 2022 was $3.3 million and $3.2 million, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at June 30, 2023 and December 31, 2022 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	June 30, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$14,145	$—	$14,145	$—	$—
States, municipalities and political subdivisions	3,069	—	3,069	—	—
Mortgage-backed	8,042	—	8,042	—	—
Asset-backed	1,367	—	1,367	—	—
Corporate	9,570	—	9,570	—	—
Total fixed maturities	36,193	—	36,193	—	—
Equity investments - common stock	2,935	2,935	—	—	—
Limited liability investments, at fair value	3,688	—	—	3,688	—
Derivative contract - interest rate swap	204	—	204	—	—
Total assets	$43,020	$2,935	$36,397	$3,688	$—

Liabilities:
Subordinated debt	$12,544	$—	$12,544	$—	$—
Contingent consideration	3,283	—	—	3,283	—
Total liabilities	$15,827	$—	$12,544	$3,283	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

(in thousands)	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,080	$—	$15,080	$—	$—
States municipalities and political subdivisions	2,232	—	2,232	—	—
Mortgage-backed	8,412	—	8,412	—	—
Asset-backed	1,610	—	1,610	—	—
Corporate	10,257	—	10,257	—	—
Total fixed maturities	37,591	—	37,591	—	—
Equity investments - common stock	153	153	—	—	—
Limited liability investments, at fair value	17,059	—	—	3,196	13,863
Derivative contract - interest rate swap	326	—	326	—	—
Derivative contract - trust preferred debt repurchase options	19,034		—	19,034	—
Total assets	$74,163	$153	$37,917	$22,230	$13,863

Liabilities:
Subordinated debt	$67,811	$—	$67,811	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	$71,029	$—	$67,811	$3,218	$—

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2023 and June 30, 2022:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,442	$3,751	$3,196	$4,022
Contributions	—	—	35	—
Distributions received	(92)	(164)	(202)	(211)
Realized gains included in net (loss) income	106	164	216	197
Change in fair value of limited liability investments, at fair value included in net (loss) income	232	(338)	443	(595)
Ending balance	$3,688	$3,413	$3,688	$3,413
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$232	$(338)	$443	$(595)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—	$19,034	$—
Exercise of options included in net (loss) income	—	—	(17,668)	—
Change in fair value of derivative assets included in net (loss) income	—	—	(1,366)	—
Ending balance	$—	$—	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$—	$(1,366)	$—
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$3,688	$3,413	$3,688	$3,413
Liabilities:
Contingent consideration:
Beginning balance	$3,218	$2,767	$3,218	$2,458
Change in fair value of contingent consideration included in net (loss) income	65	1,192	65	1,501
Ending balance	$3,283	$3,959	$3,283	$3,959
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$65	$1,192	$65	$1,501
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - liabilities	$3,283	$3,959	$3,283	$3,959

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at June 30, 2023:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,688	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,283	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.30%
			Expected volatility	13.00%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2022:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,196	Market approach	Valuation multiples	1.0x - 9.0x
Derivative - trust preferred debt repurchase options	$19,034	Binomial lattice option approach	Credit spread	8.95%
			Interest rate volatility	2.3%
			Debt coupon interest rate	8.72%-8.87%
			Time to maturity (in years)	10.4 - 10.59
Contingent consideration	$3,218	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.44%
			Expected volatility	13.0%

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at June 30, 2023:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$—	n/a	n/a	n/a

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2022:

	Fair Value			Redemption
Category	(in thousands)	Unfunded Commitments	Redemption Frequency	Notice Period
Limited liability investments, at fair value	$13,863	n/a	n/a	n/a

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2023 and June 30, 2022. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  June 30, 2023 and December 31, 2022, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2023 and the year ended  December 31, 2022.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2023

NOTE 23 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2022, the Company made reimbursement payments to Aegis totaling $1.0 million in connection with the Settlement Agreement. During the second quarter of 2023, the Company made a reimbursement payment to Aegis of $0.1 million in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statement of operations for the three and six months ended June 30, 2023.  The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2023, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2023.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims. The Company has no remaining exposure with respect to the open claims.

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at June 30, 2023 and December 31, 2022, were on deposit with state regulatory authorities.

The Company also has restricted cash of $9.6 million and $13.1 million at June 30, 2023 and December 31, 2022, respectively. Included in restricted cash are:

•	$8.4 million and $7.6 million at June 30, 2023 and December 31, 2022, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.5 million and $1.9 million at June 30, 2023 and December 31, 2022, respectively, on deposit with state regulatory authorities; and
•

$0.7 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 24 SUBSEQUENT EVENT

For the period July 1 through August 7, 2023, there were 450,619 exercises of the Company’s outstanding warrants, for a total of $2.3 million.  As of August 7, 2023, there were 2,143,506 of the Company’s warrants outstanding, $5.00 strike price, that expire on September 15, 2023.

KINGSWAY FINANCIAL SERVICES INC

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

•

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at June 30, 2023 and December 31, 2022.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 42 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segmentin Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains, gain (loss) on change in fair value of equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, impairment losses, loss on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt and gain on extinguishment of debt. A reconciliation of total segment operating income to (loss) income from continuing operations before income tax expense (benefit) for the three and six months ended June 30, 2023 and June 30, 2022 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2023 and June 30, 2022 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2023	2022	Change	2023	2022	Change
Segment operating income:
Extended Warranty	$1,392	$2,936	$(1,544)	$2,824	$4,659	$(1,835)
Kingsway Search Xcelerator	1,616	893	723	3,193	1,699	1,494
Total segment operating income	3,008	3,829	(821)	6,017	6,358	(341)
Net investment income	330	465	(135)	1,068	1,084	(16)
Net realized gains	123	184	(61)	333	238	95
Gain (loss) on change in fair value of equity investments	1,707	(38)	1,745	2,782	(48)	2,830
Gain (loss) on change in fair value of limited liability investments, at fair value	4	46	(42)	(126)	173	(299)
Impairment losses	(95)	—	(95)	(95)	—	(95)
Loss on change in fair value of derivative asset option contracts	—	—	—	(1,366)	—	(1,366)
Interest expense	(1,086)	(1,704)	618	(4,058)	(3,068)	(990)
Other revenue and expenses not allocated to segments, net	(3,806)	(3,180)	(626)	(6,446)	(6,246)	(200)
Amortization of intangible assets	(1,410)	(1,442)	32	(2,828)	(2,884)	56
Loss on change in fair value of debt	(339)	(1,330)	991	(30)	(3,198)	3,168
Gain on extinguishment of debt	—	—	—	31,616	—	31,616
(Loss) income from continuing operations before income tax expense (benefit)	(1,564)	(3,170)	1,606	26,867	(7,591)	34,458
Income tax expense (benefit)	213	(19)	232	912	(441)	1,353
(Loss) income from continuing operations	(1,777)	(3,151)	1,374	25,955	(7,150)	33,105
Income from discontinued operations, net of taxes	110	786	(676)	217	2,281	(2,064)
Net (loss) income	$(1,667)	$(2,365)	$698	$26,172	$(4,869)	$31,041

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

In the second quarter of 2023, we reported segment operating income of $3.0 million, a decrease of $0.8 million from the same period in 2022 ($6.0 million year to date, a decrease of $0.3 million compared to prior year to date).  The decrease for the three and six months ended June 30, 2023 is primarily due to the following items:

•	The disposal of PWSC as of July 29, 2022, which had segment operating income of $0.7 million in the second quarter of 2022 ($1.0 million prior year to date); and
•	Decreased operating income at the other Extended Warranty subsidiaries; which was partially offset by
•

Increased operating income from Kingsway Search Xcelerator, primarily due to including CSuite and SNS for the second quarter and six months of 2023 (both were acquired in November 2022).  CSuite and SNS had combined operating income of $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

In the second quarter of 2023, we reported loss from continuing operations of $1.8 million compared to $3.2 million in the second quarter of 2022. The loss from continuing operations for the three months ended June 30, 2023is primarily due to:

•	Interest expense;
•	Other revenue and expenses not allocated to segments, net, which includes a management fee expense of $1.5 million payable to the manager of Net Lease Investment Grade Portfolio LLC ("Net Lease"); and
•	Amortization of intangible assets; partially offset by
•	Segment operating income and
•	Gain on change in fair value of equity investments, which includes a gain of $1.8 million related to the Company's investment in Limbach Holdings, Inc. ("Limbach").

The loss from continuing operations for the three months ended June 30, 2022 is primarily due to interest expense, other revenue and expenses not allocated to segments, net, which includes $1.3 million of expense due to the increase in fair value of the Ravix contingent consideration, amortization of intangible assets and loss on change in fair value of debt, partially offset by segment operating income.

KINGSWAY FINANCIAL SERVICES INC.

In the second quarter of 2023, we reported a net lossof $1.7 million compared to $2.4 million in the second quarter of 2022.  In addition to the items described above impacting loss from continuing operations, the net loss includes income from discontinued operations, net of taxes of $0.1 million and $0.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively.  The income from discontinued operations is related to the operations of CMC, solely with respect to the three months ended June 30, 2022, and VA Lafayette.  See Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.

For the six months ended June 30, 2023, we reported income from continuing operations of $26.0 million compared to a loss from continuing operations of $7.2 million for the six months ended June 30, 2022. The income from continuing operations for the six months ended June 30, 2023 is primarily due to:

•	A gain on extinguishment debt of $31.6 million, related to the repurchase of the trust preferred debt; and
•	Gain on change in fair value of equity investments, which includes a gain of $2.7 million related to the Company's investment in Limbach; which was partially offset by
•	Loss on change in fair value of derivative asset option contracts of $1.4 million, related to the trust preferred debt repurchase options; and
•	Other revenue and expenses not allocated to segments, net.

See Note 11, "Debt" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

The loss from continuing operations for the six months ended June 30, 2022 is primarily due to interest expense, other revenue and expenses not allocated to segments, net, which includes $1.3 million of expense due to the increase in fair value of the Ravix contingent consideration, amortization of intangible assets, loss on change in fair value of debt and income tax benefit, which was partially offset by segment operating income and net investment income.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 12.4% (or $2.4 million) to $17.0 million for the three months ended June 30, 2023 compared with $19.4 million for the three months ended June 30, 2022 ($33.7 million year to date compared to $37.7 million prior year to date).  Our auto Extended Warranty companies continue to be impacted by payment pressures incurred by consumers as a result of rising interest rates and higher-than-expected price of used automobiles.  While the price of used automobiles has fallen since the beginning of 2023, the declines for the end consumer are not occurring as quickly as anticipated at the beginning of the year.  Service fee and commission revenue was impacted by the following for the three and six months ended June 30, 2023:

•	A $2.1 million decrease at PWSC for the three months ended June 30, 2023 (a decrease of $4.2 million year to date), due to the sale of PWSC on July 29, 2022;

•

A $0.5 million decrease at Trinity for the three months ended June 30, 2023 (a decrease of $1.6 million year to date), primarily driven by decreases in its equipment breakdown and maintenance support services due to mild weather conditions, which results in fewer service calls, as well as long lead times on parts and installations;

•

A $0.1 million increase at IWS for the three months ended June 30, 2023 (an increase of $1.2 million year to date).  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the recent macro-economic conditions.  However, in 2023 IWS has been impacted by the loss of two customers (one due to acquisition, one due to change in management), which was partially offset by growth at new and existing customers, the latter usually due to credit unions getting competitive on interest rates.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million; and

•

A $0.1 million increase at PWI for the three months ended June 30, 2023 (an increase of $0.4 million year to date). In the second half of 2022, there was a restructuring of leadership at PWI that has resulted in a higher focus on salesforce production.

The Extended Warranty operating income was $1.4 million for the three months ended June 30, 2023 compared with $2.9 million for the three months ended June 30, 2022. ($2.8 million year to date compared to $4.7 million prior year to date).  We saw an increase in claims paid at our auto Extended Warranty companies – both sequentially and year over year – primarily due to inflationary pressures on the cost of parts and labor.  Operating income was primarily impacted by the following:

•	A $0.7 million decrease at PWSC for the three months ended June 30, 2023 (a decrease of $1.0 million year to date), due to the sale of PWSC on July 29, 2022;

•

A $0.3 million decrease at IWS to $0.7 million for the three months ended June 30, 2023 (an increase of $0.1 million year to date to $1.4 million).  The decrease for the quarter is primarily due to increased claims authorized on vehicle service agreements.  The increase for the year to date is primarily due to increased revenue, which was nearly offset by an increase in commission expense and claims authorized on vehicle service agreements increased, as a decrease in the number of claims was slightly more than offset by an increase in the average cost of a claim.  General and administrative expenses were essentially flat for both quarter to date and year to date.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million for the six months ended June 30, 2022;

•

A $0.3 million decrease at Geminus for the three months ended June 30, 2023 (a decrease of $0.3 million year to date to $0.3 million), due to an increase in commission expense and claims authorized on vehicle service agreements.  General and administrative expenses were down slightly both quarter to date and year to date;

•

A $0.2 million decrease at PWI to $0.3 million for the three months ended June 30, 2023 (a decrease of $0.3 million year to date to $0.7 million). The operating income for the three and six months ended June 30, 2023 was impacted by higher claims expense and commission expense compared with the same periods in 2022, which more than offset the benefits from significantly lower general and administrative expenses; and

•	A less than $0.1 million increase at Trinity to $0.4 million for the three months ended June 30, 2023 (a decrease of $0.3 million year to date to $0.5 million) primarily due to a decrease in revenue that was partially offset by a decrease in cost of services sold.

KINGSWAY FINANCIAL SERVICES INC.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $9.2 million for the three months ended June 30, 2023 compared to $4.1 million for the three months ended June 30, 2022 ($18.9 million year to date compared to $8.3 million prior year to date).  Kingsway Search Xcelerator operating income was $1.6 million for the three months ended June 30, 2023 compared to $0.9 million for the three months ended June 30, 2022 ($3.2 million year to date compared to $1.7 million prior year to date). The increase in revenue and operating income is primarily due to the inclusion of CSuite and SNS for the three and six months of 2023 following their acquisitions effective November 1, 2022 and November 18, 2022, respectively.

Net Investment Income

Net investment income was $0.3 million in the second quarter of 2023 compared to $0.5 million in the second quarter of 2022 ($1.1 million year to date compared to $1.1 million prior year to date). The decrease in net investment income for the three months ended June 30, 2023 primarily relates to the decrease in investment income from real estate investments, partially offset by higher investment income from fixed maturities as a result of general changes in market conditions.

Net Realized Gains

Net realized gains were $0.1 million in the second quarter of 2023 compared to $0.2 million in the second quarter of 2022 ($0.3 million year to date compared to $0.2 million prior year to date). The net realized gains for the three months ended June 30, 2023 and June 30, 2022 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings"). The net realized gains for the six months ended June 30, 2023 primarily relate to realized gains recognized by Argo Holdings and net realized gains on sales of limited liability investments. The net realized gains for the six months ended June 30, 2022 primarily relate to realized gains recognized by Argo Holdings and distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

Gain (Loss) on Change in Fair Value of Equity Investments

Gain on change in fair value of equity investments was $1.7  million in the  second quarter of 2023 compared to a loss of less than $0.1  million in the  second quarter of 2022  (gain of $2.8 million year to date compared to a loss of less than $0.1 million prior year to date). The gain for the three and six months ended June 30, 2023  relates to the Company's investment in Limbach Holdings, Inc. ("Limbach").  P rior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants.  The change in fair value for the second quarter of 2023 is a result of the increased common stock price of Limbach as of June 30, 2023 .

Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was less than $0.1 million in the second quarter of 2023 compared to less than $0.1 million in the second quarter of 2022 (a loss of $0.1 million year to date compared to a gain of $0.2 million prior year to date).  The loss for the six months ended June 30, 2023 represents a decrease in fair value of $0.5 million related to Net Lease, partially offset by an increase in fair value of $0.4 million related to Argo Holdings. The gain for the six months ended June 30, 2022 represents an increase in fair value of $0.8 million related to Net Lease, partially offset by a decrease in fair value of $0.6 million related to Argo Holdings.  During the second quarter of 2023, the Company recorded the sale of Net Lease's final investment property.  As a result of the sale, the Company's investment in Net Lease is zero at June 30, 2023.

Loss on Change in Fair Value of Derivative Asset Option Contracts

For the six months ended  June 30, 2023 , loss on change in fair value of derivative asset option contracts was  $1.4  million.  The derivative contract relates  to  three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

KINGSWAY FINANCIAL SERVICES INC.

Interest Expense

Interest expense for the second quarter of 2023 was $1.1 million compared to $1.7 million in the second quarter of 2022 ($4.1 million year to date compared to $3.1 million prior year to date).  Interest expense was impacted by the following for the three and sixmonths ended June 30, 2023:

•

A decrease of $1.0 million for the three months ended June 30, 2023 (increase of $0.1 million year to date) on the Company’s subordinated debt. During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million. As a result, the interest expense for the second quarter of 2023 relates only to the one remaining TruPs debt instrument outstanding.  The increase for the year to date resulted from generally higher London interbank offered interest rates ("LIBOR") for three-month U.S. dollar deposits during the six months of 2023 compared to the same period in 2022.  The Company's subordinated debt bears interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%;

•

An increase of $0.1 million for the three months ended June 30, 2023 ($0.4 million year to date), related to the 2020 KWH Loan, as a result of a decrease in fair value of the interest rate swap related to the 2020 KWH bank loan;

•

An increase of $0.1 million for the three months ended June 30, 2023 ($0.3 million year to date), related to the $6.5 million SNS Loan, which was effective November 18, 2022 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.75%);

•

An increase of $0.1 million for the three months ended June 30, 2023 ($0.3 million year to date), related to the $6.0 million 2022 Ravix Loan, which was effective November 16, 2022 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.00%);

•

An increase of less than $0.1 million for the three months ended June 30, 2023 ($0.1 million year to date) related to the 2021 Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.75%); and

•

A decrease of $0.1 million for the three months ended June 30, 2023 ($0.2 million year to date) related to notes payable held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower").  The Flower debt was repaid in the third quarter of 2022.

See "Debt" section below for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $3.8 million in the second quarter of 2023 compared to $3.2 million in the second quarter of 2022 ($6.4 million year to date compared to $6.2 million prior year to date). Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The increase in net expense for the three months ended June 30, 2023 is primarily attributable to a management fee paid to the manager of Net Lease, partially offset by a decrease in expense related to the Ravix contingent consideration liability during the three months ended June 30, 2023 compared to same period in 2022.

The increase in net expense for the six months ended June 30, 2023 is primarily attributable to management fees paid to the managers of Flower and Net Lease, partially offset by decreases in stock-based compensation expense related to previously-granted awards to PWSC employees (PWSC was sold in July 2022) and expense related to the Ravix contingent consideration liability during the six months ended June 30, 2023 compared to same period in 2022.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was $0.3 million in the second quarter of 2023 compared to $1.3 million in the second quarter of 2022 (less than $0.1 million year to date compared to $3.2 million prior year to date). During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.3 million during the six months ended June 30, 2023.

The loss for three and six months ended June 30, 2023 and June 30, 2022 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
	Result	Result	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Increase to fair value	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Decrease to fair value	Decrease to fair value	Increase to fair value

See "Debt" section below for further information.

KINGSWAY FINANCIAL SERVICES INC.

Gain on Extinguishment of Debt

For the six months ended June 30, 2023, gain on extinguishment of debt consists of a $31.6 million gain related to the repurchase of TruPs debt having a principal amount of $75.5 million. The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Expense (Benefit)

Income tax expense for the second quarter of 2023 was $0.2 million compared to income tax benefit of less than $0.1 million in the second quarter of 2022 (expense of $0.9 million year to date compared to a benefit of $0.4 million prior year to date).  For the three and six months ended June 30, 2023, the Company reported income tax expense primarily due to the state tax expense.  For the three and six months ended June 30, 2022, the Company reported a tax benefit primarily due to the release of its valuation allowance associated with indefinite life business interest expense carryforwards.  See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense (benefit) recorded for the three and six months ended June 30, 2023 and June 30, 2022.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2022 Annual Report for an overview of how we account for our various investments.

At June 30, 2023, we held cash and cash equivalents, restricted cash and investments with a carrying value of $68.5 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	June 30, 2023	% of Total	December 31, 2022	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	14,145	20.6%	15,080	11.2%
States, municipalities and political subdivisions	3,069	4.5%	2,232	1.7%
Mortgage-backed	8,042	11.7%	8,412	6.3%
Asset-backed	1,367	2.0%	1,610	1.2%
Corporate	9,570	14.0%	10,257	7.6%
Total fixed maturities	36,193	52.8%	37,591	28.1%
Equity investments - common stock	2,935	4.3%	153	0.1%
Limited liability investments	899	1.3%	983	0.7%
Limited liability investments, at fair value	3,688	5.4%	17,059	12.7%
Investments in private companies	790	1.2%	790	0.6%
Other investments	95	0.1%	201	0.2%
Short-term investments	158	0.2%	157	0.1%
Total investments	44,758	65.3%	56,934	42.4%
Cash and cash equivalents	14,162	20.7%	64,168	47.9%
Restricted cash	9,618	14.0%	13,064	9.7%
Total	68,538	100.0%	134,166	100.0%

Investment Impairment

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net (loss) income. Factors considered in the determination of whether or not an impairment loss is recognized in net (loss) income include a current intention or need to sell the security or an indication that a credit loss exists.

Effective January 1, 2023, as a result of the adoption of ASU 2016-13, if the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company performs a quarterly analysis of its available-for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred. As a result of the analysis performed, the Company recorded an impairment loss related to other investments of $0.1 million and zero for the three and six months ended June 30, 2023 and June 30, 2022.  There were no impairment losses recorded related to available-for-sale fixed maturity investments during the three and six months ended June 30, 2023.

KINGSWAY FINANCIAL SERVICES INC.

Prior to the adoption of ASU 2016-13, the Company performed a quarterly analysis of its available-for-sale fixed maturity investments and other investments to determine if declines in market value were other-than-temporary. See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2022 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.  As a result of the analysis performed, there were no write downs for other-than-temporary impairment related to fixed maturity investments and other investments for the three and six months ended June 30, 2022.

The Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of $0.1 million and less than $0.1 million  for the three months ended June 30, 2023 and June 30, 2022, respectively ($0.1 million and less than $0.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively), which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

At June 30, 2023 and December 31, 2022, the gross unrealized losses for fixed maturities amounted to $2.4 million and $2.5 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan").  The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2023, the interest rate was 8.01%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025.  All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.  The Company did not draw down on the KWH DDTL during the six months ended June 30, 2023.

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.75%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on October 1, 2027.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.00%) and is carried in the consolidated balance sheets at its unpaid principal balance. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.

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

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.75%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on November 18, 2028 and revolver matures on November 18, 2023.

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

On August 2, 2022, the Company entered into an agreement with a holder of four of the trust preferred debt instruments ("TruPs") that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest.  Originally, the agreement called for a repurchase at 63%, which escalated to 63.75% once the September 26, 2022 agreement (described below) was signed.  The Company agreed that any repurchase made would be for no less than 50% of the TruPs held by the holder.

Until the earlier of (i) the date that all four of the preferred debt instruments have been repurchased and (ii) the nine month anniversary of the agreement ("May Termination Date"), all interest on the four preferred debt instruments continued to accrue.  However, with respect to TruPs that were repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement was treated as an offset and reduced the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to any of the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $2.0 million to the holder for this option and the Company had until the May Termination Date to execute the repurchases.  Given the Company repurchased an amount equal to or greater than $30.0 million, the $2.0 million paid was applied to the repurchases.

On September 20, 2022, the Company entered into an additional agreement with the same party to the August 2, 2022 agreement that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for 63.75% of the outstanding principal and deferred interest relating to a portion of a fifth TruPs held. The September 20, 2022 agreement is subject to the same terms and conditions as the August 2, 2022 and no additional consideration was paid.

On September 26, 2022, the Company entered into an agreement with a holder of a portion of one of the TruPs that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price equal to 63% of the outstanding principal and deferred interest.

Until the earlier of (i) the date that all of the preferred debt instrument has been repurchased and (ii) the May Termination Date, all interest on the preferred debt instrument continued to accrue.  However, with respect to TruPs that were repurchased prior to the May Termination Date, the amount of interest accrued during the term of the agreement was treated as an offset and reduce the repurchase price for such TruPs.  The Company had no obligation to pay any such accrued interest with respect to the TruPs that are repurchased prior to the May Termination Date.

The Company paid approximately $0.3 million to the holder for this option and the Company had until the May Termination Date to execute the repurchase.  Given the Company repurchased the TruPs, the $0.3 million paid was applied to the repurchases.

In February 2023, the Company entered into amendments to the repurchase agreements described above that gave the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases using currently available funds from working capital to fund the repurchases. The total amount paid was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements.  As a result, the Company repurchased $75.5 million of principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the six months ended June 30, 2023.  The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  At June 30, 2023, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  In order to execute the repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At June 30, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheet.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At June 30, 2023, the carrying value of the subordinated debt is $12.5 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the six months ended June 30, 2023, the market observable swap rates changed, and the Company experienced a decrease in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the LIBOR swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt.  The changes to the credit spread and swap rate variables during the six months ended June 30, 2023, along with the passage of time, contributed to a $0.8 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and June 30, 2023.

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

The $55.3 million decrease in the Company’s subordinated debt between December 31, 2022 and June 30, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $1.1 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and June 30, 2023.

Of the $0.8 millionincrease in fair value of the Company’s subordinated debt between December 31, 2022 and June 30, 2023, $0.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and less than $0.1 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

The unaudited consolidated statements of comprehensive (loss) income for the six months ended June 30, 2023 also includes an increase of $27.2 million as a result of removing the accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.

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

Cash Flows

During the six months ended June 30, 2023, the Company reported $8.6 million of net cash used in operating activities from continuing operations, primarily due to outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million), an indemnity payment to the buyer of Mendota related to loss and loss adjustment expenses ($2.0 million) and payment of deferred interest on the remaining trust preferred debt instrument; partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the six months ended June 30, 2022, the Company reported $4.3 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the segments.

During the six months ended June 30, 2023, the net cash provided by investing activities from continuing operations was $15.1 million. This source of cash is primarily attributed to distributions received by Net Lease from one of its limited liability investment companies of $13.3 million, as well as proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.  During the six months ended June 30, 2022, the net cash used in investing activities from continuing operations was $2.2 million. This use of cash was primarily attributed to purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.

During the six months ended June 30, 2023, the net cash used in financing activities from continuing operations was $60.0 million. This use of cash was primarily attributed to the repurchase of five of the TruPs for $56.5 million, principal repayment on bank loans of $4.8 million, distributions to noncontrolling interest holders of $3.6 million and cash paid for repurchase of warrants of $1.6 million, partially offset by cash proceeds from the exercise of warrants of $6.6 million.  During the six months ended June 30, 2022, the net cash used in financing activities from continuing operations was $4.9 million.  This use of cash was attributed to principal repayment on bank loans of $4.0 million, principal repayments on the notes payable of $0.2 million and distributions to noncontrolling interest holders of $0.7 million.

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; and any other extraordinary demands on the holding company.

Pursuant to satisfying the covenants under the 2020 KWH Loan, distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period are permitted.  Also, beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH Subs in the previous year.  In 2022, the Company was entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan. The Company is entitled to receive 75% of the 2022 excess cash flow in 2023, or $3.3 million. During the first quarter of 2023, the Company paid down the KWH 2020 Loan by $1.1 million.  During 2022, the Company received $1.7 million and in March 2022 paid down the KWH 2020 Loan by $1.7 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $5.7 millionand $48.9 million at June 30, 2023 and December 31, 2022, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $14.2 million and $64.2 million reported at June 30, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.  The significant decrease is primarily due to the repurchase of the trust preferred debt during the first quarter of 2023.

The Company notes there are outstanding warrants that expire in September 2023 and, if all outstanding warrants were exercised, the Company would receive an additional $10.7 million of exercise proceeds.  The Company also notes that it has an additional $10.0 million available from the second amendment to the 2020 KWH Loan (see Note 11, " Debt"), that is available to be drawn.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2023 and June 30, 2022 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2023, and ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  See Note 18, "Shareholders' Equity," for further discussion of the share repurchase program.

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2023	6,300	$8.05	6,300	$9,949
May 1 - 31, 2023 (a)	311,000	$3.53	311,000	$8,852
June 1- 30, 2023 (a)	247,670	$3.67	247,670	$7,944
Total	564,970	$3.64	564,970

(a) Represents repurchase of warrants.

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 8, 2023	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2023	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)