Form 10-Q
period 2023-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2023-11-07
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2023
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
1-312-766-2138
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KFS	New York Stock Exchange

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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 7, 2023 was 28,291,499.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,302 and $40,127, respectively)	$35,815	$37,591
Equity investments, at fair value (cost of $187 and $187, respectively)	205	153
Limited liability investments	816	983
Limited liability investments, at fair value	3,599	17,059
Investments in private companies, at adjusted cost	854	790
Other investments, at cost which approximates fair value (net of allowance of $116 and zero, respectively)	69	201
Short-term investments, at cost which approximates fair value	160	157
Total investments	41,518	56,934
Cash and cash equivalents	20,183	64,168
Restricted cash	9,103	13,064
Accrued investment income	944	1,195
Service fee receivable, net of allowance for credit losses of $307 and $147, respectively	9,426	10,304
Other receivables, net of allowance of $8 and $8, respectively	1,035	3,720
Deferred contract costs	13,892	13,257
Income taxes recoverable	406	—
Property and equipment, net of accumulated depreciation of $1,062 and $1,041, respectively	639	773
Right-of-use asset	840	911
Goodwill	46,399	45,498
Intangible assets, net of accumulated amortization of $26,480 and $22,228, respectively	30,817	33,099
Other assets	3,368	23,249
Assets held for sale	19,474	19,478
Total Assets	$198,044	$285,650
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$24,830	$55,801
Income taxes payable	—	945
Deferred service fees	82,314	82,713
Bank loans	28,312	34,281
Subordinated debt, at fair value	12,624	67,811
Lease liability	1,170	1,217
Net deferred income tax liabilities	4,456	4,176
Liabilities held for sale	16,210	16,585
Total Liabilities	169,916	263,529
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; zero and 149,733 issued and outstanding at September 30, 2023 and December 31, 2022, respectively; redemption amount of zero and $6,013 at September 30, 2023 and December 31, 2022, respectively	—	6,013
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 27,761,129 and 23,437,530 issued at September 30, 2023 and December 31, 2022, respectively; and 27,413,983 and 23,190,080 outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	379,192	359,985
Treasury stock, at cost; 347,146 and 247,450 outstanding at September 30, 2023 and December 31, 2022, respectively	(1,294)	(492)
Accumulated deficit	(345,051)	(370,427)
Accumulated other comprehensive (loss) income	(1,270)	26,605
Shareholders' equity attributable to common shareholders	31,577	15,671
Noncontrolling interests in consolidated subsidiaries	(3,449)	437
Total Shareholders' Equity	28,128	16,108
Total Liabilities, Class A preferred stock and Shareholders' Equity	$198,044	$285,650

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Service fee and commission revenue	$24,790	$22,396	$77,376	$68,442
Total revenues	24,790	22,396	77,376	68,442
Operating expenses:
Claims authorized on vehicle service agreements	5,880	5,243	17,509	15,771
Commissions	2,573	2,277	7,660	5,537
Cost of services sold	6,226	4,043	21,121	12,758
General and administrative expenses	10,319	9,721	30,013	32,494
Disposal of subsidiary transaction expenses	—	5,408	—	5,408
Total operating expenses	24,998	26,692	76,303	71,968
Operating (loss) income	(208)	(4,296)	1,073	(3,526)
Other revenues (expenses), net:
Net investment income	351	463	1,419	1,547
Net realized gains	206	797	539	1,035
Net gain (loss) on equity investments	592	(5)	3,374	(53)
Gain on change in fair value of limited liability investments, at fair value	320	195	194	368
Net change in unrealized gain on private company investments	63	—	63	—
Gain on change in fair value of real estate investments	—	1,488	—	1,488
Impairment losses	(71)	—	(166)	—
Gain (loss) on change in fair value of derivative asset option contracts	—	13,498	(1,366)	13,498
Non-operating other revenue (expense)	156	238	(1,554)	(420)
Interest expense	(1,061)	(2,139)	(5,119)	(5,207)
Amortization of intangible assets	(1,424)	(1,358)	(4,252)	(4,242)
Loss on change in fair value of debt	(165)	(1,794)	(195)	(4,992)
Gain on disposal of subsidiary	342	37,917	342	37,917
Gain on extinguishment of debt	—	—	31,616	—
Total other (expenses) revenue, net	(691)	49,300	24,895	40,939
(Loss) income from continuing operations before income tax (benefit) expense	(899)	45,004	25,968	37,413
Income tax (benefit) expense	(102)	6,061	810	5,620
(Loss) income from continuing operations	(797)	38,943	25,158	31,793
Income from discontinued operations, net of taxes	122	830	339	3,111
Loss on disposal of discontinued operations, net of taxes	—	(2,500)	—	(2,500)
Net (loss) income	(675)	37,273	25,497	32,404
Less: Net income (loss) from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	351	(1,191)	121	(1,084)
Less: Net income from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	—	124	—	469
Less: Dividends on preferred stock	—	77	74	234
Net (loss) income attributable to common shareholders	$(1,026)	$38,263	$25,302	$32,785

Net (loss) income from continuing operations attributable to common shareholders	$(1,148)	$40,057	$24,963	$32,643
Net income (loss) from discontinued operations attributable to common shareholders	122	(1,794)	339	142
Net (loss) income attributable to common shareholders	$(1,026)	$38,263	$25,302	$32,785

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.04)	$1.75	$0.99	$1.42
Discontinued operations	$—	$(0.08)	$0.01	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.04)	$1.67	$1.00	$1.43
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.04)	$1.56	$0.96	$1.31
Discontinued operations	$—	$(0.07)	$0.01	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.04)	$1.49	$0.97	$1.32
Weighted-average shares outstanding (in ‘000s):
Basic:	26,239	22,960	25,206	22,909
Diluted:	26,239	25,716	25,941	25,055

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(675)	$37,273	$25,497	$32,404
Other comprehensive (loss) income, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(34)	(861)	165	(2,563)
Reclassification adjustment for amounts included in net (loss) income	(66)	3	(122)	10
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains (losses) arising during the period	84	(3,226)	(740)	3,663
Reclassification adjustment for amounts included in net (loss) income	—	—	(27,177)	—
Other comprehensive (loss) income, net of taxes(1):	(16)	(4,084)	(27,874)	1,110
Comprehensive (loss) income	(691)	33,189	(2,377)	33,514
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	347	(1,094)	122	(686)
Comprehensive (loss) income attributable to common shareholders	$(1,038)	$34,283	$(2,499)	$34,200

(1) Net of income tax (benefit) expense of $0 for the three and nine months ended September 30, 2023 and September 30, 2022.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	25,292	$(3,372)	$21,920
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,107	—	—	—	—	—	—	—	—
Exercise of Series B warrants	2,019,720	—	10,098	—	—	—	10,098	—	10,098
Repurchases of Series B warrants	—	—	(2,025)	—	—	—	(2,025)	—	(2,025)
Net (loss) income	—	—	—	—	(1,026)	—	(1,026)	351	(675)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(424)	(424)
Repurchases of common stock	(93,396)	—	—	(751)	—	—	(751)	—	(751)
Other comprehensive loss	—	—	—	—	—	(12)	(12)	(4)	(16)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	1	—	—	—	1	—	1
Balance, September 30, 2023	27,413,983	$—	$379,192	$(1,294)	$(345,051)	$(1,270)	$31,577	$(3,449)	$28,128

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2022	22,882,614	$—	$359,536	$(492)	$(400,470)	$36,017	$(5,409)	$13,692	$8,283
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,194	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	8,054	—	40	—	—	—	40	—	40
Net income (loss)	—	—	—	—	38,340	—	38,340	(1,067)	37,273
Preferred stock dividends	—	—	(77)	—	—	—	(77)	—	(77)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(294)	(294)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive income (loss)	—	—	—	—	—	(4,057)	(4,057)	(27)	(4,084)
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	(28)	—	—	—	(28)	—	(28)
Balance, September 30, 2022	23,071,862	$—	$359,203	$(492)	$(362,130)	$31,960	$28,541	$14,497	$43,038

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,107	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	3,331,661	—	16,658	—	—	—	16,658	—	16,658
Repurchases of Series B warrants	—	—	(4,031)	—	—	—	(4,031)	—	(4,031)
Net income	—	—	—	—	25,376	—	25,376	121	25,497
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4,008)	(4,008)
Repurchases of common stock	(99,696)	—	—	(802)	—	—	(802)	—	(802)
Other comprehensive (loss) income	—	—	—	—	—	(27,875)	(27,875)	1	(27,874)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	568	—	—	—	568	—	568
Balance, September 30, 2023	27,413,983	$—	$379,192	$(1,294)	$(345,051)	$(1,270)	$31,577	$(3,449)	$28,128

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	$(5,724)	$13,981	$8,257
Vesting of restricted stock awards, net of share settlements for tax withholdings	56,194	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	8,054	—	40	—	—	—	40	—	40
Net income (loss)	—	—	—	—	33,019	—	33,019	(615)	32,404
Preferred stock dividends	—	—	(234)	—	—	—	(234)	—	(234)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(991)	(991)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive income (loss)	—	—	—	—	—	1,181	1,181	(71)	1,110
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	527	—	—	—	527	—	527
Balance, September 30, 2022	23,071,862	$—	$359,203	$(492)	$(362,130)	$31,960	$28,541	$14,497	$43,038

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$25,497	$32,404
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(339)	(3,111)
Loss on disposal of discontinued operations, net of taxes	—	2,500
Equity in net loss (income) of limited liability investments	41	(275)
Depreciation and amortization expense	4,466	4,443
Stock-based compensation expense	953	3,604
Net realized gains	(539)	(1,035)
(Gain) loss on change in fair value of equity investments	(3,374)	53
Gain on change in fair value of limited liability investments, at fair value	(194)	(368)
Net change in unrealized gain on private company investments	(63)	—
Gain on change in fair value of real estate investments	—	(1,488)
Loss on change in fair value of debt	195	4,992
Loss (gain) on change in fair value of derivatives	1,565	(13,854)
Loss on change in fair value of contingent consideration	65	1,519
Deferred income taxes	(100)	2,697
Impairment losses	166	—
Amortization of fixed maturities premiums and discounts	20	197
Gain on disposal of subsidiary	(342)	(37,917)
Gain on extinguishment of debt	(31,616)	—
Changes in operating assets and liabilities:
Service fee receivable, net	1,203	(563)
Other receivables, net	2,084	2,036
Deferred contract costs	(635)	(2,135)
Other assets	871	(2,172)
Deferred service fees	(399)	(4,789)
Other, net	(9,085)	18,112
Cash (used in) provided by operating activities - continuing operations	(9,560)	4,850
Cash provided by operating activities - discontinued operations	426	4,493
Net cash (used in) provided by operating activities	(9,134)	9,343
Investing activities:
Proceeds from sales and maturities of fixed maturities	6,416	6,792
Proceeds from sales of equity investments	3,321	—
Purchases of fixed maturities	(4,612)	(10,630)
Net proceeds from limited liability investments	180	1,531
Net proceeds from limited liability investments, at fair value	14,061	461
Net proceeds from investments in private companies	27	245
Net proceeds from other investments and short-term investments	16	52
Net proceeds from disposal of subsidiary	147	35,158
Acquisition of business, net of cash acquired	(2,766)	(83)
Net purchases of property and equipment	(80)	43
Cash provided by investing activities - continuing operations	16,710	33,569
Cash used in investing activities - discontinued operations	(11)	—
Net cash provided by investing activities	16,699	33,569
Financing activities:
Proceeds from exercise of warrants	16,658	40
Cash paid for repurchase of warrants	(4,031)	—
Cash paid for repurchase of common stock	(802)	—
Distributions to noncontrolling interest holders	(4,008)	(991)
Taxes paid related to net share settlements of restricted stock awards	(384)	(297)
Principal payments on bank loans	(6,052)	(5,028)
Purchase of subordinated debt	(56,452)	—
Payment of debt issuance costs	(25)	—
Principal payments on notes payable	—	(371)
Cash used in financing activities - continuing operations	(55,096)	(6,647)
Cash used in financing activities - discontinued operations	(431)	(4,359)
Net cash used in financing activities	(55,527)	(11,006)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(47,946)	31,772
Cash and cash equivalents and restricted cash at beginning of period	77,802	29,899
Less: cash and cash equivalents and restricted cash of discontinued operations	570	2,558
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	77,232	27,341
Cash and cash equivalents and restricted cash of continuing operations at end of period	$29,286	$59,113

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

The following two accounting policies, Investments and Service Fee Receivables, have been updated effective  January 1, 2023 to include additional disclosure as a result of the Company's adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further described in Note 4, " Recently Issued Accounting Standards."

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

The Company reports accrued investment income separately for available-for-sale fixed maturity investments and has made a policy election to not measure an allowance for credit losses on accrued investment income. Accrued investment income is written off against net investment income at the time the issuer of the bond defaults or is expected to default on interest payments.

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

Systems Products International, Inc.

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of Systems Products International, Inc. ("SPI") for aggregate cash consideration of $2.8 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  SPI, based in Miami, Florida, is a vertical market software company, created exclusively to serve the management needs of all types of shared-ownership properties. As further discussed in  Note 20, "Segmented Information," SPI is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s fourth acquisition under its novel CEO Accelerator program and its first in the vertical market software space and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation during the fourth quarter of 2023.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.  Based upon a preliminary analysis of SPI, the Company would expect to record a contract asset.  Any such adjustment would be made against the preliminary goodwill amount shown in the table below.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

Refer to Note 8, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $0.9 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary estimated allocation of the SPI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 7, 2023
Cash and cash equivalents	$121
Restricted cash	6
Service fee receivable	325
Goodwill	911
Intangible asset subject to amortization - customer relationships	1,200
Intangible asset subject to amortization - developed technology	600
Intangible asset not subject to amortization - trade name	170
Other assets	24
Total assets	$3,357

Accrued expenses and other liabilities	$177
Net deferred income tax liabilities	380
Total liabilities	$557

Purchase price	$2,800

The consolidated statements of operations include the earnings of SPI from the date of acquisition.  From the date of acquisition through  September 30, 2023, SPI earned revenue of $0.2 million and had net income of $0.3 million.  During the three and nine months ended  September 30, 2023, the Company incurred expenses related to the acquisition of SPI of $0.2 million, which are included in general and administrative expenses in the consolidated statements of operations.  The proforma effects of the SPI acquisition are not material to the Company’s consolidated statements of operations for the three and nine months ended  September 30, 2023 and September 30, 2022.

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

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the first quarter of 2023.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.  The estimated fair value of the contingent consideration obligation at September 30, 2023 and December 31, 2022 was zero.

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

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

To the extent the EBITDA of PWSC (as defined in the Agreement) for the one-year period following the sale transaction exceeds 103% of the EBITDA at the closing of the sale transaction (the "Closing EBITDA"), PWS LLC and Gordy will also be entitled to receive an earnout payment in an amount equal to five times the EBITDA in excess of 103% of Closing EBITDA.  The Company has estimated the potential earnout payment to be zero as of September 30, 2023 .

The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which was included in the Extended Warranty segment, are included in the unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2022 through the July 29, 2022 disposal date.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, which had contributions to Extended Warranty service fee and commission revenue of $0.7 million and $4.9 million for the  three and nine months ended  September 30, 2022, respectively.  Additionally, PWSC had pre-tax loss of $5.2 million and  $5.5 million for the  three and nine months ended  September 30, 2022, respectively.  For the  three and nine months ended  September 30, 2022, pre-tax loss of $4.1 million and  $4.4 million, respectively, was attributable to the controlling interest.

During the three and nine months ended  September 30, 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to working capital adjustments and release of escrowed amounts withheld for purposes of indemnification claims.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.  In conjunction with the sale of the CMC Real Property, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  September 30, 2023 and December 31, 2022.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022 is presented below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$311	$3,633	$941	$10,933
Total revenues	311	3,633	941	10,933
Expenses:
Cost of services sold	46	48	147	151
General and administrative expenses	56	1,042	192	2,479
Leased real estate segment interest expense	90	1,651	272	5,005
Non-operating other revenue	(3)	(3)	(9)	(8)
Amortization of intangible assets	—	52	—	156
Total expenses	189	2,790	602	7,783
Income from discontinued operations before income tax expense	122	843	339	3,150
Income tax expense	—	13	—	39
Income from discontinued operations, net of taxes	$122	$830	$339	$3,111

For the three months ended  September 30, 2023 and September 30, 2022, pre-tax income from discontinued operations of $0.1 million and $0.7 million, respectively, was attributable to the controlling interest ($0.3 million and $2.5 million for the nine months ended  September 30, 2023 and September 30, 2022, respectively).

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$555	$570
Property and equipment, net	16,171	16,160
Intangible assets, net	2,748	2,748
Assets held for sale	$19,474	$19,478
Liabilities
Accrued expenses and other liabilities	$734	$473
Notes payable	15,476	16,112
Liabilities held for sale	$16,210	$16,585

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company

As part of the October 18, 2018 transaction to sell Mendota Insurance Company, Mendakota Insurance Company and Mendakota Casualty Company (collectively "Mendota"), the Company will indemnify the buyer for any loss and loss adjustment expenses with respect to open claims in excess of Mendota's carried unpaid loss and loss adjustment expenses at June 30, 2018 related to the open claims. The maximum obligation to the Company with respect to the open claims was $2.5 million. Per the purchase agreement, a security interest on the Company’s equity interest in its consolidated subsidiary, Net Lease Investment Grade Portfolio LLC ("Net Lease"), as well as any distributions to the Company from Net Lease, was to be collateral for the Company’s payment of obligations with respect to the open claims.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development, and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million at September 30, 2022, which is included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 2022 and loss on disposal of discontinued operations, net of taxes in the unaudited consolidated statement of operations for the three and nine months ended  September 30, 2022.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.  The Company has no remaining exposure with respect to the open claims.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive (loss) income, and estimated fair value of the Company's available-for-sale investments at September 30, 2023 and December 31, 2022 are summarized in the tables shown below:

(in thousands)	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,500	$—	$596	$12,904
States, municipalities and political subdivisions	2,982	—	162	2,820
Mortgage-backed	9,363	—	732	8,631
Asset-backed	1,410	—	60	1,350
Corporate	11,047	—	937	10,110
Total fixed maturities	$38,302	$—	$2,487	$35,815

(in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,797	$—	$717	$15,080
States, municipalities and political subdivisions	2,390	—	158	2,232
Mortgage-backed	9,058	1	647	8,412
Asset-backed	1,682	—	72	1,610
Corporate	11,200	1	944	10,257
Total fixed maturities	$40,127	$2	$2,538	$37,591

The table below summarizes the Company's fixed maturities at September 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,273	$6,175
Due after one year through five years	25,670	23,991
Due after five years through ten years	1,363	1,213
Due after ten years	4,996	4,436
Total	$38,302	$35,815

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of September 30, 2023 and December 31, 2022. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,911	$55	$8,993	$541	$12,904	$596
States, municipalities and political subdivisions	400	6	2,320	156	2,720	162
Mortgage-backed	1,421	36	7,210	696	8,631	732
Asset-backed	61	1	1,192	59	1,253	60
Corporate	1,205	25	8,880	912	10,085	937
Total fixed maturities	$6,998	$123	$28,595	$2,364	$35,593	$2,487

(in thousands)	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,543	$126	$10,537	$591	$15,080	$717
States, municipalities and political subdivisions	1,040	73	937	85	1,977	158
Mortgage-backed	2,248	93	5,756	554	8,004	647
Asset-backed	1,251	39	299	33	1,550	72
Corporate	3,244	155	6,760	789	10,004	944
Total fixed maturities	$12,326	$486	$24,289	$2,052	$36,615	$2,538

At September 30, 2023, there are approximately 209 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at September 30, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at September 30, 2023.

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

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three and nine months ended September 30, 2023 and September 30, 2022.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2023 and December 31, 2022, the carrying value of limited liability investments totaled $0.8 million and $1.0 million, respectively.  The Company recorded impairments related to limited liability investments of $0.1 million during the three and nine months ended September 30, 2023 (zero for the three and nine months ended September 30, 2022), which are included in impairment losses in the consolidated statements of operations. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  September 30, 2023, the Company had no unfunded commitments related to limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Net Lease and Argo Holdings Fund I, LLC ("Argo Holdings").  As of September 30, 2023 and December 31, 2022, the carrying value of the Company's limited liability investments, at fair value was $3.6 million and $17.1 million, respectively.  The Company recorded impairments related to limited liability investments, at fair value of zero and $0.1 million during the three and nine months ended September 30, 2023, respectively (zero and less than $0.1 million for the three and nine months ended September 30, 2022), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At September 30, 2023, the Company had no unfunded commitments to fund limited liability investments, at fair value.

The Company consolidates the financial statements of Net Lease on a three-month lag. Net Lease owned investments in limited liability companies that held investment properties. During the fourth quarter of 2022, one of Net Lease's limited liability companies refinanced their existing debt.  Debt proceeds of $5.2 million were distributed to Net Lease, which decreased Net Lease's investment in the limited liability company, which the Company recorded during the first quarter of 2023.  During the first quarter of 2023, Net Lease sold its final investment property for $15.8 million.  Net Lease received net proceeds of $8.1 million after the repayment of debt at the limited liability company and transaction expenses.  Given the three-month reporting lag discussed above, the Company recorded this transaction in its second quarter 2023 financial statements.  As a result of the sale and subsequent distribution of the net proceeds, the carrying value of Net Lease's investments in limited liability companies is zero at  September 30, 2023.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2023 and December 31, 2022, the carrying value of the Company's investments in private companies totaled $0.9 million and $0.8 million, respectively. For each of the three and nine months ended September 30, 2023 and September 30, 2022, the Company recorded adjustments of $0.1 million and zero, respectively, to increase the fair value of certain investments in private companies for observable price changes, which are included in unrealized gain on private company investments in the consolidated statements of operations.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2023 and September 30, 2022.

Net investment income for the three and nine months ended September 30, 2023 and September 30, 2022 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
Interest from fixed maturities	$264	$153	$736	$363
Dividends	11	42	85	106
(Loss) income from limited liability investments	(8)	(12)	(41)	275
Income from limited liability investments, at fair value	—	—	—	4
Income from real estate investments	—	200	—	600
Other	106	110	728	280
Gross investment income	373	493	1,508	1,628
Investment expenses	(22)	(30)	(89)	(81)
Net investment income	$351	$463	$1,419	$1,547

Gross realized gains and losses on available-for-sale investments for the three and nine months ended September 30, 2023 and September 30, 2022 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross realized gains	$7	$—	$9	$1
Gross realized losses	(7)	(2)	(7)	(23)
Net	$—	$(2)	$2	$(22)

Net gain (loss) on equity investments for the three and nine months ended September 30, 2023 and September 30, 2022 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net gains recognized on equity investments sold during the period	$3,322	$—	$3,322	$—
Change in net unrealized (losses) gains recognized on equity investments held at end of the period	(2,730)	(5)	52	(53)
Net gain (loss) on equity investments	$592	$(5)	$3,374	$(53)

Prior to the second quarter of 2023, the Company held 400,000 warrants in Limbach Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants and received 110,036 shares of Limbach common stock.  During the third quarter of 2023, the Company sold all of its Limbach common shares.  The Company recorded total gains related to Limbach of $3.3 million during the nine months ended September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the nine months ended September 30, 2023:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2022	$31,153	$13,613	$732	$45,498
Acquisition	—	911	—	911
Measurement period adjustment	—	(10)	—	(10)
Balance, September 30, 2023	$31,153	$14,514	$732	$46,399

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," during the third quarter of 2023 the Company recorded goodwill of $0.9 million related to the acquisition of SPI on September 7, 2023.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation during the fourth quarter of 2023.  The estimates, allocations and calculations recorded at September 30, 2023 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," during the first quarter of 2023 the Company settled the working capital true-up, related to the acquisition of CSuite, that decreased goodwill by less than $0.1 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No impairment charges were recorded during the three and nine months ended September 30, 2023 and September 30, 2022.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at September 30, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	33,642	17,875	15,767
Developed technology	600	7	593
Intangible assets not subject to amortization:
Trade names	14,457	—	14,457
Total	$57,297	$26,480	$30,817

(in thousands)	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	13,630	18,812
Intangible assets not subject to amortization:
Trade names	14,287	—	14,287
Total	$55,327	$22,228	$33,099

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," during the third quarter of 2023, the Company recorded $2.0 million of separately identifiable intangible assets, related to acquired customer relationships, developed technology and trade name, as part of the acquisition of SPI on September 7, 2023. The customer relationships intangible asset of $1.2 million and the developed technology intangible asset of $0.6 million are being amortized over twelve and ten years, respectively, based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The trade name intangible asset of $0.2 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price during the fourth quarter of 2023. The estimates, allocations and calculations recorded at September 30, 2023 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.4 million for each of the three months ended September 30, 2023 and September 30, 2022 ($4.3 million and $4.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively).

The trade names intangible assets have indefinite useful lives and are not amortized. No impairment charges were recorded during the three and nine months ended September 30, 2023 and September 30, 2022.

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

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	September 30, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	418	205	213
Furniture and equipment	281	240	41
Computer hardware	1,002	617	385
Total	$1,701	$1,062	$639

(in thousands)	December 31, 2022
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	485	206	279
Furniture and equipment	375	319	56
Computer hardware	954	516	438
Total	$1,814	$1,041	$773

For each of the three months ended September 30, 2023 and September 30, 2022, depreciation expense on property and equipment o f $0.1  million  ( $0.2  million for each of the  nine months ended September 30, 2023 and September 30, 2022, respectively) , is included in general and administrative expenses in the unaudited consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

The notional amount of the interest rate swap contract is $7.3 million at September 30, 2023.  At September 30, 2023 and December 31, 2022, the fair value of the interest rate swap contract was an asset of $0.1 million and $0.3 million, respectively, which is included in other receivables in the consolidated balance sheets.  During the three and nine months ended September 30, 2023, the Company recognized a loss of $0.1 million and $0.2 million, respectively (a gain of $0.1 million and $0.4 million for the three and nine months ended  September 30, 2022, respectively), related to the change in fair value of the interest rate swap, which is included in interest expense in the unaudited consolidated statements of operations and within cash flows from operating activities in the unaudited consolidated statements of cash flows.  Net cash receipts of $0.1 million and $0.2 million were made to the Company during the three and nine months ended September 30, 2023, respectively (net cash receipts of less than $0.1 million during each of the three and nine months ended  September 30, 2022), to settle a portion of the liabilities related to the interest rate swap agreement.  These net cash receipts are reflected as cash inflows or outflows in the unaudited consolidated statements of cash flows within net cash (used in) provided by operating activities.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

At  December 31, 2022, the fair value of the TruPs Options contracts was $19.0 million, which is included in other assets in the consolidated balance sheet. During the nine months ended  September 30, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million,which is included in loss on change in fair value of derivative asset option contracts in the unaudited consolidated statement of operations and as an adjustment to calculate cash flows (used in) provided by operating activities in the unaudited consolidated statement of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the nine months ended  September 30, 2023 with respect to the TruPs Options contracts.

NOTE 11 DEBT

Debt consists of the following instruments at September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023			December 31, 2022
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$4,850	$4,850	$4,949	$5,300	$5,300	$5,460
2022 Ravix Loan	5,075	4,908	5,274	5,950	5,754	6,245
SNS Loan	6,000	5,917	6,236	6,850	6,755	6,921
2020 KWH Loan	12,831	12,637	12,974	16,708	16,472	16,819
Total bank loans	28,756	28,312	29,433	34,808	34,281	35,445
Subordinated debt	15,000	12,624	12,624	90,500	67,811	67,811
Total	$43,756	$40,936	$42,057	$125,308	$102,092	$103,256

Subordinated debt mentioned above consists of the following trust preferred debt instrument at September 30, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033

Subordinated debt mentioned above consists of the following trust preferred debt instruments at December 31, 2022:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

(a)           Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan"). The 2021 Ravix Loan has an annual interest rate equal to the greater of the Pr ime Rate plus 0.5%, or 3.75%. At September 30, 2023, the interest rate was  9.00%. The term loan matures on October  1, 2027 and the revolver was scheduled to mature on October 1, 2023 (see discussion below related to the 2022 Ravix Loan). The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to: (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  September 30, 2023, the interest rate was 9.25%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At September 30, 2023 and December 31, 2022, the balance of the 2022 Revolver was zero.

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

SNS

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2023, the interest rate was 9.00%. Monthly principal payments on the term loan begin on November 15, 2023. The revolver matures on November 18, 2023 and the term loan matures on November 18, 2028.  During 2022, SNS borrowed under the revolver.  During the second quarter of 2023, SNS repaid the amount borrowed under the revolver.  During the third quarter of 2023, SNS made an early principal payment on the term loan. The carrying values at  September 30, 2023 and December 31, 2022 for the SNS Loan includes $5.9 million and $6.4 million, respectively, related to the term loan and zero and $0.4 million, respectively, related to the revolver.

The Company also recorded as a discount to the carrying value of the SNS Loan issuance costs of $0.1 million specifically related to the SNS Loan.  The SNS Loan is carried in the consolidated balance sheet at its amortized cost, which reflects principal payments as well as  the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the SNS Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The SNS Loan is secured by certain of the equity interests and assets of SNS.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2023, the interest rate was 8.20%. The 2020 KWH Loan matures on December 1, 2025.  The carrying values at  September 30, 2023 and December 31, 2022 includes $12.1 million and $16.0 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to revolver.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, may be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. The Company did not draw down on the KWH DDTL during the nine months ended  September 30, 2023.

(b)          Subordinated debt:

Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Effective July 3, 2023, the index used for determining the interest rate for the floating rate debentures was converted from LIBOR to CME Term SOFR.. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 21, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income.

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the nine months ended  September 30, 2023.  At September 30, 2023, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The  $55.2 milli on decrease in the Company’s subordinated debt between December 31, 2022 and September 30, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $1.2 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and September 30, 2023.

Of the $0.9 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and September 30, 2023, $0.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $0.2 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statement of operations.

The unaudited consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2023 also includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. In order to execute the TruPs repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At  September 30, 2023 and  December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheet.

The agreement governing the remaining subordinated debt contains a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended September 30, 2023 were $0.1 million and $0.1 million, respectively ($0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2023). Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended September 30, 2022 were $0.2 million and less than $0.1 million, respectively ($0.7 million and $0.1 million, respectively, for the nine months ended September 30, 2022).  Short-term lease costs included in general and administrative expenses for each of the three months ended September 30, 2023 and  September 30, 2022 were less than $0.1 million ($0.1 million and less than $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively).

The annual maturities of lease liabilities as of September 30, 2023 were as follows:

(in thousands)	Lease Commitments
2023	$124
2024	442
2025	283
2026	220
2027	162
2028 and thereafter	79
Total undiscounted lease payments	1,310
Imputed interest	140
Total lease liabilities	$1,170

The weighted-average remaining lease term for our operating leases was 3.66 years as of September 30, 2023. The weighted-average discount rate of our operating leases was 5.99% as of September 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million and $0.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,897	$15,046	$44,766	$43,181
Maintenance support service fees	Trinity	1,320	1,555	3,204	4,747
Warranty product commissions	Trinity	1,037	1,264	2,998	3,492
Homebuilder warranty service fees	PWSC (a)	—	621	—	4,348
Homebuilder warranty commissions	PWSC (a)	—	92	—	540
Business services consulting fees	Ravix, CSuite and SNS	7,364	3,818	26,236	12,134
Other service fees		172	—	172	—
Service fee and commission revenue		$24,790	$22,396	$77,376	$68,442

(a)	The Company disposed of PWSC on July 29, 2022

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

Business services consulting revenue includes the revenue from providing outsourced finance and human resources consulting services, as well as healthcare professional staffing services. The Company invoices for services revenue based on contracted rates.  Revenue is earned as services are provided.

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2023 and December 31, 2022 were $9.4 million and $10.3 million, respectively.  The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses. During the three and nine months ended  September 30, 2023, the Company recorded an increase to its allowance for credit losses of $0.1 million and $0.2 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  There was no material write-off of service fee receivable that was deemed to be uncollectible during the three and nine months ended  September 30, 2023.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the nine months ended  September 30, 2023 were as follows:

(in thousands)	Nine Months Ended September 30, 2023
Balance, December 31, 2022	$82,713
Deferral of revenue	43,891
Recognition of deferred service fees	(44,290)
Balance, September 30, 2023	$82,314

The decrease in deferred service fees between December 31, 2022 and September 30, 2023 is primarily due to deferred service fees recognized in excess of additions to deferred service fees during the nine months ended September 30, 2023.

The Company expects to recognize within one year as service fee and commission revenue approximately 47.3% of the deferred service fees as of September 30, 2023.  Approximately $32.9 million and $32.6 million of service fee and commission revenue recognized during the nine months ended September 30, 2023 and September 30, 2022 was included in deferred service fees as of December 31, 2022 and December 31, 2021, respectively.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and nine months ended September 30, 2023 and September 30, 2022.

The deferred contract costs balances and related amortization expense for the three months ended  September 30, 2023 and September 30, 2022 are comprised as follows:

(in thousands)	Three months ended September 30, 2023			Three months ended September 30, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at June 30, net	$13,709	$83	$13,792	$12,535	$82	$12,617
Additions	2,473	6	2,479	2,389	5	2,394
Amortization	(2,373)	(6)	(2,379)	(1,943)	(3)	(1,946)
Balance at September 30, net	$13,809	$83	$13,892	$12,981	$84	$13,065

The deferred contract costs balances and related amortization expense for the nine months ended  September 30, 2023 and September 30, 2022 are comprised as follows:

(in thousands)	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,174	$83	$13,257	$10,850	$80	$10,930
Additions	7,293	19	7,312	7,233	16	7,249
Amortization	(6,658)	(19)	(6,677)	(5,102)	(12)	(5,114)
Balance at September 30, net	$13,809	$83	$13,892	$12,981	$84	$13,065

NOTE 14 INCOME TAXES

Income tax (benefit) expense for the three and nine months ended September 30, 2023 and September 30, 2022 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income tax expense (benefit) at U. S. statutory income tax rate	$(187)	$9,450	$5,456	$7,856
Valuation allowance	(212)	(9,609)	(5,876)	(9,140)
Non-deductible compensation	166	695	232	763
Investment income	(54)	(161)	29	(172)
State income tax	80	2,488	690	2,683
Indefinite life intangibles	59	(78)	198	29
Disposition of subsidiary	18	3,267	18	3,267
Contingent consideration	—	4	14	319
Other	28	5	49	15
Income tax expense	$(102)	$6,061	$810	$5,620

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2023 and December 31, 2022. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2023 and December 31, 2022 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.  For each of the three months ended  September 30, 2023 and  September 30, 2022, the Company released into income $0.3 million ($0.3 million and $0.8 million for the nine months ended  September 30, 2023 and  September 30, 2022, respectively), of its valuation allowance associated with business interest expense carryforwards with an indefinite life and deferred tax liabilities from acquisitions.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

The Company carries net deferred income tax liabilities of $4.5 million and $4.2 million at September 30, 2023 and December 31, 2022, respectively, that consists of:

•	$4.0 million and $3.8 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.5 million and $0.4 million of deferred state income tax liabilities.

As of September 30, 2023 and December 31, 2022, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero and less than $0.1 million related to interest and penalty accruals for the three months ended  September 30, 2023 and  September 30, 2022, respectively (zero and $0.1 million for the nine months ended  September 30, 2023 and  September 30, 2022, respectively).

NOTE 15 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three and nine months ended September 30, 2023 and September 30, 2022:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
(Loss) income from continuing operations	$(797)	$38,943	$25,158	$31,793
(Less) plus: net (income) loss from continuing operations attributable to noncontrolling interests	(351)	1,191	(121)	1,084
Less: dividends on preferred stock	—	(77)	(74)	(234)
Numerator used in calculating basic (loss) earnings per share from continuing operations attributable to common shareholders	$(1,148)	$40,057	$24,963	$32,643
Adjustment to add-back dividends on preferred stock	—	77	74	234
Adjustment for proportionate interest in Ravix, SNS and SPI's earnings attributable to common stock	—	(23)	(77)	51
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(1,148)	$40,111	$24,960	$32,928
Income (loss) from discontinued operations	122	(1,670)	339	611
Less: net income from discontinued operations attributable to noncontrolling interests	—	(124)	—	(469)
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(1,026)	$38,317	$25,299	$33,070

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	26,239	22,960	25,206	22,909
Weighted-average diluted shares
Weighted-average common shares outstanding	26,239	22,960	25,206	22,909
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	641	735	560
Warrants	—	1,179	—	650
Convertible preferred stock	—	936	—	936
Total weighted-average diluted shares	26,239	25,716	25,941	25,055
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.04)	$1.75	$0.99	$1.42
Discontinued operations	$—	$(0.08)	$0.01	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders:	$(0.04)	$1.67	$1.00	$1.43
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.04)	$1.56	$0.96	$1.31
Discontinued operations	$—	$(0.07)	$0.01	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.04)	$1.49	$0.97	$1.32

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended  September 30, 2023, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

The following weighted-average potentially dilutive securities are not included in the dilut ed (loss) earnings  per share calculations above because they would have had an antidilutive effect on the (loss)  earnings   per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Unvested restricted stock awards	1,046,947	511,740	—	592,162
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Total	1,046,947	511,740	—	592,162

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2023 was $0.2 million.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the nine months ended  September 30, 2023, 100,000 shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at September 30, 2023 was $2.5 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2023:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2022	1,146,947	$5.19
Granted	—	—
Vested	(56,107)	4.65
Cancelled for Tax Withholding	(43,893)	4.65
Unvested at September 30, 2023	1,046,947	$5.24

The unvested balance at September 30, 2023 in the table above is comprised of 546,947 shares of the 2020 Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.2 million for each of the three months ended September 30, 2023 and September 30, 2022, respectively ($0.7 million for each of the nine months ended  September 30, 2023 and  September 30, 2022, respectively).

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

As discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore, there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  September 30, 2023 and December 31, 2022.

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vested according to a graded vesting schedule. The performance condition was based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model.

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA and 2020 PWSC RSA became fully vested.  At September 30, 2023 and December 31, 2022, there were zero unvested shares of both the Modified PWSC RSA and 2020 PWSC RSA.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was $2.7 million and $2.8 million for the three and nine months ended  September 30, 2022, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

On October 1, 2021, 83,333 units, representing one half of the service condition for the 2021 Ravix RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

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

During the nine months ended September 30, 2023, 15,625 units of the 2021 Ravix RUA became fully vested.  At September 30, 2023 and December 31, 2022, there were 75,736 and 91,361 unvested units of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  September 30, 2023 was $0.2 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended September 30, 2023 and September 30, 2022 ($0.1 million for each of the nine months ended  September 30, 2023 and  September 30, 2022).

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

On November 18, 2022, 25,000 units, representing one half of the service condition for the SNS RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

During the nine months ended September 30, 2023, no units of the SNS RUA vested.  At September 30, 2023 and  December 31, 2022, there were 50,000 unvested units of the SNS RUA with a weighted-average grant date fair value of $5.95 per Class B common unit. Total unamortized compensation expense related to unvested SNS RUA at  September 30, 2023 was$0.2 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million and zero for the three months ended September 30, 2023 and September 30, 2022, respectively ($0.1 million and zero for the nine months ended  September 30, 2023 and  September 30, 2022, respectively).

(e)      Restricted Common Unit Awards of SPI

Vertical Market Solutions LLC, a subsidiary of the Company, grant ed 199,000 restricted Class B common unit awards to an officer of SPI pursuant to an agreement dated September 7, 2023 ("SPI RUA"). The SPI RUA vests based on service and the achievement of criteria based on the IRR of SPI.

The grant-date fair value of the SPI RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 59% and risk-free interest rate of 4.29%.

On September 7, 2023, 83,333 units, representing one half of the service condition for the SPI RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At September 30, 2023, there were  115,667 unvested units of the SPI RUA with a weighted-average grant date fair value of $1.11 per Class B common unit. Total unamortized compensation expense related to unvested SPI RUA at  September 30, 2023 was $0.1  million.

Stock-based compensation expense related to the SPI RUA was  $0.1 million for each of the  three and  nine months  ended September 30, 2023 .

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

There were zero and 149,733 shares of Preferred Shares outstanding at September 30, 2023 and  December 31, 2022, respectively. Each Preferred Share was convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During the nine months ended  September 30, 2023, 149,733 Preferred Shares were converted into 935,831 common shares, at the conversion price of $4.00 per common share, or $3.7 million, at the option of the holders.

NOTE 18 Shareholders' Equity

As described in Note 17, "Redeemable Class A Preferred Stock", during the nine months ended  September 30, 2023, 149,733 Preferred Shares were converted into 935,831 common shares.  As a result, during the nine months ended  September 30, 2023, $6.1 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three and nine months ended  September 30, 2023, the Company repurchased, in the aggregate, 628,587 and 1,193,557 shares, respectively, of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $2.8 million and $4.8 million, respectively, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of September 30, 2023.

The Company previously had warrants outstanding that expired on September 15, 2023. Prior to the expiration thereof, the warrants were recorded in shareholders' equity and entitled each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During the three and nine months ended  September 30, 2023, warrants to purchase 2,019,720 and 3,331,661 shares of common stock, respectively, were exercised, resulting in cash proceeds of $10.1 million and $16.7 million, respectively.  Any warrants there were not exercised prior to the expiration date became null and void on the expiration date.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below detail the change in the balance of each component of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2023 and September 30, 2022 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2023
	Unrealized	Foreign	Change in Fair Value	Total
	Losses on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

Other comprehensive (loss) income arising during the period	(30)	—	84	54
Amounts reclassified from accumulated other comprehensive loss	(66)	—	—	(66)
Net current-period other comprehensive (loss) income	(96)	—	84	(12)

Balance at September 30, 2023	$(2,422)	$(3,286)	$4,438	$(1,270)

(in thousands)	Three months ended September 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at June 30, 2022	$(1,871)	$(3,286)	$41,174	$36,017

Other comprehensive loss arising during the period	(834)	—	(3,226)	(4,060)
Amounts reclassified from accumulated other comprehensive income	3	—	—	3
Net current-period other comprehensive loss	(831)	—	(3,226)	(4,057)

Balance at September 30, 2022	$(2,702)	$(3,286)	$37,948	$31,960

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

(in thousands)	Nine months ended September 30, 2023
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)

Balance at January 1, 2023	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	164	—	(740)	(576)
Amounts reclassified from accumulated other comprehensive income (loss)	(122)	—	(27,177)	(27,299)
Net current-period other comprehensive income (loss)	42	—	(27,917)	(27,875)

Balance at September 30, 2023	$(2,422)	$(3,286)	$4,438	$(1,270)

(in thousands)	Nine months ended September 30, 2022
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income

Balance at January 1, 2022	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive (loss) income arising during the period	(2,492)	—	3,663	1,171
Amounts reclassified from accumulated other comprehensive income	10	—	—	10
Net current-period other comprehensive (loss) income	(2,482)	—	3,663	1,181

Balance at September 30, 2022	$(2,702)	$(3,286)	$37,948	$31,960

It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive (loss) income, net of tax, only for the three and nine months ended September 30, 2023 and September 30, 2022 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive (loss) income were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$66	$(3)	$122	$(10)
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	—	—	27,177	—
(Loss) income from continuing operations before income tax (benefit) expense	66	(3)	27,299	(10)
Income tax (benefit) expense	—	—	—	—
(Loss) income from continuing operations, net of taxes	66	(3)	27,299	(10)
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$66	$(3)	$27,299	$(10)

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 46 and 42 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix, SNS and SPI.

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

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Mexico and the Caribbean.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2023 and September 30, 2022 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Service fee and commission revenue - Extended Warranty	$17,254	$18,578	$50,968	$56,308
Service fee and commission revenue - Kingsway Search Xcelerator	7,536	3,818	26,408	12,134
Total revenues	$24,790	$22,396	$77,376	$68,442

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and nine months ended September 30, 2023 and September 30, 2022 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Segment operating income:
Extended Warranty	$1,778	$2,461	$4,602	$7,120
Kingsway Search Xcelerator	1,003	723	4,196	2,422
Total segment operating income	2,781	3,184	8,798	9,542
Net investment income	351	463	1,419	1,547
Net realized gains	206	797	539	1,035
Net gain (loss) on equity investments	592	(5)	3,374	(53)
Gain on change in fair value of limited liability investments, at fair value	320	195	194	368
Net change in unrealized gain on private company investments	63	—	63	—
Gain on change in fair value of real estate investments	—	1,488	—	1,488
Impairment losses	(71)	—	(166)	—
Gain (loss) on change in fair value of derivative asset option contracts	—	13,498	(1,366)	13,498
Interest expense	(1,061)	(2,139)	(5,119)	(5,207)
Other revenue and expenses not allocated to segments, net	(2,833)	(7,242)	(9,279)	(13,488)
Amortization of intangible assets	(1,424)	(1,358)	(4,252)	(4,242)
Loss on change in fair value of debt	(165)	(1,794)	(195)	(4,992)
Gain on disposal of subsidiary	342	37,917	342	37,917
Gain on extinguishment of debt	—	—	31,616	—
(Loss) income from continuing operations before income tax (benefit) expense	(899)	45,004	25,968	37,413
Income tax (benefit) expense	(102)	6,061	810	5,620
(Loss) income from continuing operations	$(797)	$38,943	$25,158	$31,793

NOTE 21 FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign-exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

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

Limited liability investments, at fair value - Limited liability investments, at fair value, include the underlying investments of Net Lease and Argo Holdings. Prior to the second quarter of 2023, Net Lease owned investments in limited liability companies that held investment properties. Net Lease sold its final investment property during its first quarter of 2023, and as a result, the Net Lease's investment in its underlying investments is zero at September 30, 2023.  Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

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

Derivative contract - interest rate swap - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables in the consolidated balance sheets at September 30, 2023 and December 31, 2022. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

Derivative contracts - trust preferred debt repurchase options - As described in Note 10, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  During the first quarter of 2023, the Company executed the TruPs Options contracts.  The TruPs Options contracts were measured and reported at fair value and are included in other assets in the consolidated balance sheet at  December 31, 2022. The fair value of the TruPs Options contracts was estimated using the binomial lattice model.  Key inputs in the valuation included credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at September 30, 2023 and December 31, 2022 was $3.3 million and $3.2 million, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at September 30, 2023 and December 31, 2022 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)	September 30, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,904	$—	$12,904	$—	$—
States, municipalities and political subdivisions	2,820	—	2,820	—	—
Mortgage-backed	8,631	—	8,631	—	—
Asset-backed	1,350	—	1,350	—	—
Corporate	10,110	—	10,110	—	—
Total fixed maturities	35,815	—	35,815	—	—
Equity investments - common stock	205	205	—	—	—
Limited liability investments, at fair value	3,599	—	—	3,599	—
Derivative contract - interest rate swap	127	—	127	—	—
Total assets	$39,746	$205	$35,942	$3,599	$—

Liabilities:
Subordinated debt	$12,624	$—	$12,624	$—	$—
Contingent consideration	3,283	—	—	3,283	—
Total liabilities	$15,907	$—	$12,624	$3,283	$—

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

(in thousands)	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Measured at
	Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,080	$—	$15,080	$—	$—
States municipalities and political subdivisions	2,232	—	2,232	—	—
Mortgage-backed	8,412	—	8,412	—	—
Asset-backed	1,610	—	1,610	—	—
Corporate	10,257	—	10,257	—	—
Total fixed maturities	37,591	—	37,591	—	—
Equity investments - common stock	153	153	—	—	—
Limited liability investments, at fair value	17,059	—	—	3,196	13,863
Derivative contract - interest rate swap	326	—	326	—	—
Derivative contract - trust preferred debt repurchase options	19,034		—	19,034	—
Total assets	$74,163	$153	$37,917	$22,230	$13,863

Liabilities:
Subordinated debt	$67,811	$—	$67,811	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	$71,029	$—	$67,811	$3,218	$—

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2023 and September 30, 2022:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,688	$3,413	$3,196	$4,022
Contributions	—	—	35	—
Distributions received	(600)	(250)	(802)	(461)
Realized gains included in net (loss) income	191	250	407	447
Change in fair value of limited liability investments, at fair value included in net (loss) income	320	(198)	763	(793)
Ending balance	$3,599	$3,215	$3,599	$3,215
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$320	$(198)	$763	$(793)
Included in other comprehensive (loss) income	$—	$—	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—	$19,034	$—
Purchase of options	—	2,304	—	2,304
Initial valuation of options included in net (loss) income	—	11,412	—	11,412
Exercise of options included in net (loss) income	—	—	(17,668)	—
Change in fair value of derivative assets included in net (loss) income	—	2,086	(1,366)	2,086
Ending balance	$—	$15,802	$—	$15,802
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$13,498	$(1,366)	$13,498
Included in other comprehensive (loss) income	—	—	—	—
Ending balance - assets	$3,599	$19,017	$3,599	$19,017
Liabilities:
Contingent consideration:
Beginning balance	$3,283	$3,959	$3,218	$2,458
Change in fair value of contingent consideration included in net (loss) income	—	18	65	1,519
Ending balance	$3,283	$3,977	$3,283	$3,977
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$—	$18	$65	$1,519
Included in other comprehensive (loss) income	$—	$—	$—	$—
Ending balance - liabilities	$3,283	$3,977	$3,283	$3,977

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2023

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at September 30, 2023:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,599	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,283	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.30%
			Expected volatility	13.00%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2022:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,196	Market approach	Valuation multiples	1.0x - 9.0x
Derivative - trust preferred debt repurchase options	$19,034	Binomial lattice option approach	Credit spread	8.95%
			Interest rate volatility	2.3%
			Debt coupon interest rate	8.72%-8.87%
			Time to maturity (in years)	10.4 - 10.59
Contingent consideration	$3,218	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.44%
			Expected volatility	13.0%

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at September 30, 2023:

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

September 30, 2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2023 and September 30, 2022, the Company recorded  adjustments to increase the fair value of certain investments in private companies for observable price changes of $0.1 million and zero, respectively, which are included in net change in unrealized gain on private company investments in the unaudited consolidated statements of operations.  The Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2023 and September 30, 2022. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

As further discussed in Note 5, "Acquisitions, Disposal and Discontinued Operations," the Company acquired SPI on September 7, 2023 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of SPI were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$1,200	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	5.0%
			Discount rate	21.0%
Developed technology	$600	Relief from royalty	Royalty rate	5.0%
			Discount rate	19.0%
Trade name	$170	Relief from royalty	Royalty rate	1.0%
			Discount rate	19.0%

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  September 30, 2023 and December 31, 2022, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2023 and the year ended  December 31, 2022.

NOTE 23 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2022, the Company made reimbursement payments to Aegis totaling $1.0 million in connection with the Settlement Agreement. During the three and nine months ended September 30, 2023, the Company made reimbursement payments to Aegis of $0.1 million and $0.2 million, respectively, in connection with the Settlement Agreement, which are included in general and administrative expenses in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2023.  The Company’s potential exposure under these agreements was not reasonably determinable at September 30, 2023, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at September 30, 2023 and December 31, 2022, were on deposit with state regulatory authorities.

The Company also has restricted cash of $9.1 million and $13.1 million at September 30, 2023 and December 31, 2022, respectively. Included in restricted cash are:

•	$8.2 million and $7.6 million at September 30, 2023 and December 31, 2022, respectively, held as deposits by IWS, Geminus, PWI, Ravix and CSuite;
•	$0.2 million and $1.9 million at September 30, 2023 and December 31, 2022, respectively, on deposit with state regulatory authorities; and
•

$0.7 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 24 SUBSEQUENT EVENTS

On October 23, 2023, the Company announced the signing of a definitive agreement to purchase 95% of the shares of National Institute of Clinical Research, Inc. ("NICR"), a provider of clinical trial site management and recruitment services for nephrology, cardiometabolic, infectious diseases and gastroenterology.  Under the terms of the definitive purchase agreement and subject to the terms and conditions thereof, Kingsway will at the closing acquire 95% of the shares of NICR for approximately $7.9 million.  The remaining 5% will remain with the seller.  The transaction, which is subject to certain closing conditions, is expected to close in the first quarter of 2024. The Company expects to fund the purchase price with a mix of cash on hand and third-party financing.

On October 27, 2023, the Company announced the acquisition of Digital Diagnostics Imaging, Inc. ("DDI"), a provider of fully managed outsourced cardiac monitoring telemetry services for $11.0 million in an all-cash transaction funded with $5.4 million in cash on hand and $5.6 million in debt financing.

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

•

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter of  2022, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at September 30, 2023 and December 31, 2022.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 46 and 42 states, respectively, via independent used car dealerships and franchised car dealerships.

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

KINGSWAY FINANCIAL SERVICES INC.

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Financial, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS") and Systems Products International, Inc. ("SPI").  Throughout Management's Discussion and Analysis, the term the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Mexico and the Caribbean.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income from continuing operations before income tax (benefit) expense that, in addition to segment operating income, includes net investment income, net realized gains, net gain (loss) on equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized gain on private company investments, gain on change in fair value of real estate investments, impairment losses, gain (loss) on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt, gain on disposal of subsidiary and gain on extinguishment of debt. A reconciliation of total segment operating income to (loss) income from continuing operations before income tax (benefit) expense for the three and nine months ended September 30, 2023 and September 30, 2022 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and nine months ended September 30, 2023 and September 30, 2022 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Segment operating income:
Extended Warranty	$1,778	$2,461	$(683)	$4,602	$7,120	$(2,518)
Kingsway Search Xcelerator	1,003	723	280	4,196	2,422	1,774
Total segment operating income	2,781	3,184	(403)	8,798	9,542	(744)
Net investment income	351	463	(112)	1,419	1,547	(128)
Net realized gains	206	797	(591)	539	1,035	(496)
Net gain (loss) on equity investments	592	(5)	597	3,374	(53)	3,427
Gain on change in fair value of limited liability investments, at fair value	320	195	125	194	368	(174)
Net change in unrealized gain on private company investments	63	—	63	63	—	63
Gain on change in fair value of real estate investments	—	1,488	(1,488)	—	1,488	(1,488)
Impairment losses	(71)	—	(71)	(166)	—	(166)
Gain (loss) on change in fair value of derivative asset option contracts	—	13,498	(13,498)	(1,366)	13,498	(14,864)
Interest expense	(1,061)	(2,139)	1,078	(5,119)	(5,207)	88
Other revenue and expenses not allocated to segments, net	(2,833)	(7,242)	4,409	(9,279)	(13,488)	4,209
Amortization of intangible assets	(1,424)	(1,358)	(66)	(4,252)	(4,242)	(10)
Loss on change in fair value of debt	(165)	(1,794)	1,629	(195)	(4,992)	4,797
Gain on disposal of subsidiary	342	37,917	(37,575)	342	37,917	(37,575)
Gain on extinguishment of debt	—	—	—	31,616	—	31,616
(Loss) income from continuing operations before income tax (benefit) expense	(899)	45,004	(45,903)	25,968	37,413	(11,445)
Income tax (benefit) expense	(102)	6,061	(6,163)	810	5,620	(4,810)
(Loss) income from continuing operations	(797)	38,943	(39,740)	25,158	31,793	(6,635)
Income from discontinued operations, net of taxes	122	830	(708)	339	3,111	(2,772)
Loss on disposal of disposal of discontinued operations, net of taxes	—	(2,500)	2,500	—	(2,500)	2,500
Net (loss) income	$(675)	$37,273	$(37,948)	$25,497	$32,404	$(6,907)

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

In the third quarter of 2023, we reported segment operating income of $2.8 million, a decrease of $0.4 million from the same period in 2022 ($8.8 million year to date, a decrease of $0.7 million compared to prior year to date).  The decrease for the three and nine months ended September 30, 2023 is primarily due to the following items:

•	The disposal of PWSC as of July 29, 2022, which had segment operating loss of $0.1 million in the third quarter of 2022 (segment operating income of $1.0 million prior year to date); and
•	Decreased operating income at the other Extended Warranty subsidiaries; which was partially offset by
•

Increased operating income from Kingsway Search Xcelerator, primarily due to including CSuite and SNS for the third quarter and nine months of 2023 (both were acquired in November 2022).  CSuite and SNS had combined operating income of $0.2 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

In the third quarter of 2023, we reported loss from continuing operations of $0.8 million compared to income from continuing operations of $38.9 million in the third quarter of 2022. The loss from continuing operations for the three months ended September 30, 2023is primarily due to:

•	Interest expense; and
•	Other revenue and expenses not allocated to segments, net; partially offset by
•	Segment operating income.

The income from continuing operations for the three months ended September 30, 2022 is primarily due to a gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC, a gain on change in fair value of derivative asset option contracts of $13.5 million, related to the trust preferred debt repurchase options, and segment operating income; all of which was partially offset by other revenue and expenses not allocated to segments, net.  See Note 5, "Acquisitions, Disposal and Discontinued Operations" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the PWSC disposal and trust preferred debt repurchase options.

KINGSWAY FINANCIAL SERVICES INC.

For the nine months ended September 30, 2023, we reported income from continuing operations of $25.2 million compared to $31.8 million for the nine months ended September 30, 2022. The income from continuing operations for the nine months ended September 30, 2023 is primarily due to:

•	A gain on extinguishment debt of $31.6 million, related to the repurchase of the trust preferred debt; and
•	Gain on equity investments, which includes a gain of $3.3 million related to the Company's investment in Limbach Holdings, Inc. ("Limbach"); which was partially offset by
•	Other revenue and expenses not allocated to segments, net, which includes a management fee expense of $1.8 million paid to the managers of Flower Portfolio 001, LLC ("Flower") and Net Lease Investment Grade Portfolio LLC ("Net Lease").

See Note 11, "Debt" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

The income from continuing operations for the nine months ended September 30, 2022 is primarily due to gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC, gain on change in fair value of derivative asset option contracts of $13.5 million, related to the trust preferred debt repurchase options, and segment operating income, that was partially offset by interest expense, other revenue and expenses not allocated to segments, net, which includes a $6.1 million of expense related to previously-granted awards to PWSC employees that are accounted for on a fair value basis and $1.5 million of expense due to the increase in fair value of the Ravix contingent consideration, loss on change in fair value of debt and income tax expense which is primarily due to the state tax expense associated with the sale of PWSC on July 29, 2022 and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale.

In the third quarter of 2023, we reported anet lossof $0.7 million compared to net income of $37.3 million in the third quarter of 2022 (net income of $25.5 million year to date compared to $32.4 million prior year to date).  In addition to the items described above impacting (loss) income from continuing operations, the net (loss) income includes:

•

Income from discontinued operations, net of taxes of $0.1 million and $0.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively ($0.3 million and $3.1 million year to date and prior year to date, respectively); and

•	A loss on disposal of discontinued operations, net of taxes of $2.5 million for the three and nine months ended September 30, 2022.

The income from discontinued operations is related to the operations of CMC, solely with respect to the three and nine months ended September 30, 2022, and VA Lafayette.  The loss on disposal of discontinued operations is related to a liability recorded at September 30, 2022 regarding the Company's obligation to indemnify a former subsidiary for open claims. See Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 7.0% (or $1.3 million) to $17.3 million for the three months ended September 30, 2023 compared with $18.6 million for the three months ended September 30, 2022 ($51.0 million year to date compared to $56.3 million prior year to date).  Our auto Extended Warranty companies continue to be impacted by payment pressures incurred by consumers as a result of a higher interest rate environment and continued higher-than-expected price of used automobiles.  While the price of used automobiles has fallen since the beginning of 2023, the declines for the end consumer are not occurring as quickly as anticipated.  Service fee and commission revenue was impacted by the following for the three and nine months ended September 30, 2023:

•	A $0.7 million decrease at PWSC for the three months ended September 30, 2023 (a decrease of $4.9 million year to date), due to the sale of PWSC on July 29, 2022;

•

A $0.5 million decrease at Trinity for the three months ended September 30, 2023 (a decrease of $2.1million year to date), primarily driven by decreases in its equipment breakdown and maintenance support services due to mild weather conditions, which results in fewer service calls, as well as long lead times on parts and installations;

•	A $0.15 million decrease at Geminus for the three months ended September 30, 2023 (essentially flat year to date);

•

A $0.1 million decrease at IWS for the three months ended September 30, 2023 (an increase of $1.1 million year to date).  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the current macro-economic conditions.  However, in 2023 IWS has been impacted by the loss of two customers (one due to acquisition, one due to change in management), which was partially offset by growth at new and existing customers, the latter usually due to credit unions getting competitive on interest rates.  During the first quarter of 2022, there was a change in estimate of IWS’ deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million; and

•

A $0.1 million increase at PWI for the three months ended September 30, 2023 (an increase of $0.5 million year to date). In the second half of 2022, there was a restructuring of leadership at PWI that has resulted in a higher focus on salesforce production.

The Extended Warranty operating income was $1.8 million for the three months ended September 30, 2023 compared with $2.5 million for the three months ended September 30, 2022. ($4.6 million year to date compared to $7.1 million prior year to date).  We saw an increase in claims paid at our auto Extended Warranty companies – both sequentially and year over year – primarily due to inflationary pressures on the cost of parts and labor.  While the third quarter 2023 claims were up from the same period prior year, claims were lower than the second quarter of 2023, and the increase over prior year was less than the increase of second quarter 2023 over the second quarter of 2022.

KINGSWAY FINANCIAL SERVICES INC.

 Operating income was primarily impacted by the following:

•	A $0.1 million increase at PWSC for the three months ended September 30, 2023 (a decrease of $0.9 million year to date), due to the sale of PWSC on July 29, 2022;

•

A $0.3 million decrease at Trinity to $0.3 million for the three months ended September 30, 2023 (a decrease of $0.5 million year to date to $0.8 million), primarily due to a decrease in revenue that was partially offset by a decrease in cost of services sold;

•

A $0.2 million decrease at Geminus to $0.1 million for the three months ended September 30, 2023 (a decrease of $0.5 million year to date to $0.4 million), due to an increase in commission expense and claims authorized on vehicle service agreements.  General and administrative expenses were down slightly both quarter to date and year to date;

•

A $0.2 million decrease at PWI to $0.4 million for the three months ended September 30, 2023 (a decrease of $0.5 million year to date to $1.1 million). The operating income for the three and nine months ended September 30, 2023 was impacted by higher claims expense and commission expense compared with the same periods in 2022, which more than offset the benefits from significantly lower general and administrative expenses; and

•

A $0.2 million decrease at IWS to $0.9 million for the three months ended September 30, 2023 (a decrease of less than $0.1 million year to date to $2.3 million).  The decrease for the quarter is primarily due to increased claims authorized on vehicle service agreements.  General and administrative expenses were essentially flat quarter to date and down slightly year to date.  During the first quarter of 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million for the nine months ended September 30, 2022.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $7.5 million for the three months ended September 30, 2023 compared to $3.8 million for the three months ended September 30, 2022 ($26.4 million year to date compared to $12.1 million prior year to date).  Kingsway Search Xcelerator operating income was $1.0 million for the three months ended September 30, 2023 compared to $0.7 million for the three months ended September 30, 2022 ($4.2 million year to date compared to $2.4 million prior year to date). The increase in revenue and operating income is primarily due to:

•

Organic growth at Ravix.  While revenue was down $0.4 million for the for the three months ended September 30, 2023 compared to the same period in 2022 (down $1.1 million year to date); gross margin and operating income increased $0.1 million for the three months ended September 30, 2023  ($0.3 million year to date); and

•	The inclusion of CSuite and SNS for the three and nine months of 2023 following their acquisitions effective November 1, 2022 and November 18, 2022, respectively.

Net Investment Income

Net investment income was $0.4 million in the third quarter of 2023 compared to $0.5 million in the third quarter of 2022 ($1.4 million year to date compared to $1.5 million prior year to date). The decrease in net investment income for the three months ended September 30, 2023 primarily relates to the decrease in investment income from real estate investments, partially offset by higher investment income from fixed maturities as a result of general changes in market conditions.  The decrease in net investment income for the nine months ended September 30, 2023 primarily relates to the decrease in investment income from real estate investments and limited liability investments, partially offset by higher investment income from cash equivalents and fixed maturities as a result of general changes in market conditions.

Net Realized Gains

Net realized gains were $0.2 million in the third quarter of 2023 compared to $0.8 million in the third quarter of 2022 ($0.5 million year to date compared to $1.0 million prior year to date). The net realized gains for the three months ended September 30, 2023 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings").  The net realized gains for the nine months ended September 30, 2023 primarily relate to realized gains recognized by Argo Holdings and net realized gains on sales of limited liability investments. The net realized gains for the three and nine months ended September 30, 2022 primarily relate to realized gains recognized by Argo Holdings, net realized gains on sales of limited liability investments and distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

KINGSWAY FINANCIAL SERVICES INC.

Net Gain (Loss) on Equity Investments

Gain on equity investments was $0.6  million in the  third quarter of 2023 compared to a loss of less than $0.1  million in the  third quarter of 2022  (gain of $3.4 million year to date compared to a loss of $0.1 million prior year to date). The gain for the three and nine months ended September 30, 2023  primarily relates to the Company's investment in Limbach.  Prior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants.  During the third quarter of 2023, the Company sold all of its shares of Limbach common stock.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.3 million in the third quarter of 2023 compared to $0.2 million in the third quarter of 2022 ($0.2 million year to date compared to $0.4 million prior year to date).  The gain for the three months ended September 30, 2023 represents an increase in fair value related to Argo Holdings. The gain for the three months ended September 30, 2022 represents an increase in fair value of $0.4 million related to Net Lease, partially offset by a decrease in fair value of $0.2 million related to Argo Holdings.

The gain for the nine months ended September 30, 2023 represents an increase in fair value of $0.8 million related to Argo Holdings, partially offset by a decrease in fair value of $0.6 million related to Net Lease. The gain for the nine months ended September 30, 2022 represents an increase in fair value of 1.2 million related to Net Lease, partially offset by a decrease in fair value of $0.8 million related to Argo Holdings.

During the second quarter of 2023, the Company recorded the sale of Net Lease's final investment property.  As a result of the sale, the Company's investment in Net Lease is zero at September 30, 2023.

Gain on Change in Fair Value of Real Estate Investments

Gain on change in fair value of real estate investments was $1.5 million for the three and  nine months ended  September 30, 2022 .  Real estate investments represented investment real estate properties held by the Company’s consolidated subsidiary, Flower.  The Company consolidated the financial statements of Flower on a three-month lag.  The increase in fair value was attributable to the sale of the real estate investment properties for $12.2 million, which closed on September 29, 2022.   As a result of the three-month lag, the Company recorded the sale transaction in its fourth quarter 2022 financial statements.

Gain (Loss) on Change in Fair Value of Derivative Asset Option Contracts

Gain on change in fair value of derivative asset option contracts was zero i n the  third quarter of 2023 compared to $13.5  million  in the  third quarter of 2022  (a loss of   $1.4  million year to date compared to a gain of $13.5 million prior year to date).   The derivative contract relates  to  three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.  The gain for the three and  nine  months ended  September 30, 2022 relates to the $11.4 million difference between the fair value of the option at date of inception (13.7 million) and the cash consideration paid ($2.3 million), as well as the subsequent change in fair value of $2.1 million as of September 30, 2022.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

Interest Expense

Interest expense for the third quarter of 2023 was $1.1 million compared to $2.1 million in the third quarter of 2022 ($5.1 million year to date compared to $5.2 million prior year to date).  Interest expense was impacted by the following for the three and ninemonths ended September 30, 2023:

•

A decrease of $1.5 million for the three months ended September 30, 2023 ($1.4 million year to date) on the Company’s subordinated debt. During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million. As a result, the interest expense for the third quarter of 2023 relates only to the one remaining TruPs debt instrument outstanding.  The decrease for the year to date primarily resulted from the repurchase of the TruPs debt during the first quarter of 2023 (resulting in 2023 year to date interest expense including only the one remaining TruPs debt instrument outstanding during the second and third quarters of 2023), partially offset by generally higher London interbank offered interest rates ("LIBOR") for three-month U.S. dollar deposits during the nine months of 2023 compared to the same period in 2022.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•

An increase of $0.1 million for the three months ended September 30, 2023 ($0.6 million year to date), related to the 2020 KWH Loan, as a result of a decrease in fair value of the interest rate swap related to the 2020 KWH bank loan;

•

An increase of $0.1 million for the three months ended September 30, 2023 ($0.4 million year to date), related to the $6.5 million SNS Loan, which was effective November 18, 2022 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%);

•

An increase of $0.1 million for the three months ended September 30, 2023 ($0.4 million year to date), related to the $6.0 million 2022 Ravix Loan, which was effective November 16, 2022 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.25%);

•

An increase of less than $0.1 million for the three months ended September 30, 2023 ($0.1 million year to date) related to the 2021 Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 9.00%); and

•

A decrease of $0.1 million for the three months ended September 30, 2023 ($0.2 million year to date) related to notes payable held by the Company’s consolidated subsidiary, Flower.  The Flower debt was repaid in the third quarter of 2022.

See "Debt" section below for further details.

KINGSWAY FINANCIAL SERVICES INC.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $2.8 million in the third quarter of 2023 compared to $7.2 million in the third quarter of 2022 ($9.3 million year to date compared to $13.5 million prior year to date). Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our former insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The decrease in net expense for the three months ended September 30, 2023 is primarily attributable to a decrease in stock-based compensation expense of $5.0 million related to previously-granted awards to PWSC employees (PWSC was sold in July 2022), partially offset by an increase in healthcare benefit expenses during the third quarter of 2023 compared to the same period in 2022.

The decrease in net expense for the nine months ended September 30, 2023 is primarily attributable to decreases in stock-based compensation expense of $6.1 million related to previously-granted awards to PWSC employees and expense related to the Ravix contingent consideration liability, partially offset by increases due to management fees paid to the managers of Flower and Net Lease, healthcare benefit expense and acquisition related expenses during the nine months ended September 30, 2023 compared to the same period in 2022.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was $0.2 million in the third quarter of 2023 compared to $1.8 million in the third quarter of 2022 ($0.2 million year to date compared to $5.0 million prior year to date). During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.5 million during the nine months ended September 30, 2023.

The loss for three and nine months ended September 30, 2023 and September 30, 2022 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	Result	Result	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Increase to fair value	Increase to fair value	Increase to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Increase to fair value	Decrease to fair value	Decrease to fair value	Decrease to fair value

See "Debt" section below for further information.

Gain on Disposal of Subsidiary

On July 29, 2022, the Company sold its 80% majority-owned subsidiary, PWSC.  As a result of the sale, the Company recognized a net gain on disposal of $37.9 million during the three and nine months ended September 30, 2022.  During three and nine months ended September 30, 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to the working capital true-up and release of indemnity funds that were held in escrow. The sale of PWSC did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.

See Note 5, "Acquisitions, Disposal and Discontinued Operations," to the unaudited consolidated interim financial statements, for further discussion of the PWSC disposal.

Gain on Extinguishment of Debt

For the nine months ended September 30, 2023, gain on extinguishment of debt consists of a $31.6 million gain related to the repurchase of TruPs debt having a principal amount of $75.5 million. The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax (Benefit) Expense

Income tax benefit for the third quarter of 2023 was $0.1 million compared to an expense of $6.1 million in the third quarter of 2022 (expense of $0.8 million year to date compared to expense of $5.6 million prior year to date).  For the three months ended September 30, 2023, the Company reported income tax benefit primarily due to the partial release of its valuation allowance related to deferred tax liabilities from acquisitions.  For the nine months ended September 30, 2023, the Company reported income tax expense primarily due to state tax expense.  For the three and nine months ended September 30, 2022, the Company reported income tax expense primarily due to the state tax expense associated with the sale of PWSC during the period and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale.  See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2023 and September 30, 2022.

KINGSWAY FINANCIAL SERVICES INC.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2022 Annual Report for an overview of how we account for our various investments.

At September 30, 2023, we held cash and cash equivalents, restricted cash and investments with a carrying value of $70.8 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	September 30, 2023	% of Total	December 31, 2022	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	12,904	18.2%	15,080	11.2%
States, municipalities and political subdivisions	2,820	4.0%	2,232	1.7%
Mortgage-backed	8,631	12.2%	8,412	6.3%
Asset-backed	1,350	1.9%	1,610	1.2%
Corporate	10,110	14.3%	10,257	7.6%
Total fixed maturities	35,815	50.6%	37,591	28.1%
Equity investments - common stock	205	0.3%	153	0.1%
Limited liability investments	816	1.2%	983	0.7%
Limited liability investments, at fair value	3,599	5.1%	17,059	12.7%
Investments in private companies	854	1.2%	790	0.6%
Other investments	69	0.1%	201	0.2%
Short-term investments	160	0.2%	157	0.1%
Total investments	41,518	58.6%	56,934	42.4%
Cash and cash equivalents	20,183	28.5%	64,168	47.9%
Restricted cash	9,103	12.9%	13,064	9.7%
Total	70,804	100.0%	134,166	100.0%

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

Effective January 1, 2023, as a result of the adoption of ASU 2016-13, if the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company performs a quarterly analysis of its available-for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred. As a result of the analysis performed, the Company recorded an impairment loss related to other investments of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023.  There were no impairment losses recorded related to available-for-sale fixed maturity investments during the three and nine months ended September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC.

Prior to the adoption of ASU 2016-13, the Company performed a quarterly analysis of its available-for-sale fixed maturity investments and other investments to determine if declines in market value were other-than-temporary. See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2022 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment.  As a result of the analysis performed, there were no write downs for other-than-temporary impairment related to fixed maturity investments and other investments for the three and nine months ended September 30, 2022.

The Company recorded write downs for other-than-temporary impairment related to limited liability investments of $0.1 million and zero for the three months ended September 30, 2023 and September 30, 2022, respectively ($0.1 million and zero for the nine months ended September 30, 2023 and September 30, 2022, respectively), which are included in impairment losses in the consolidated statements of operations.

The Company recorded write downs for other-than-temporary impairment related to limited liability investments, at fair value of zero for the three months ended September 30, 2023 and September 30, 2022, respectively ($0.1 million and less than $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively), which are included in gain on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

At September 30, 2023 and December 31, 2022, the gross unrealized losses for fixed maturities amounted to $2.5 million and $2.5 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

See Note 11, "Debt," to the unaudited consolidated interim financial statements for further details to those provided below.

Bank Loans

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries at the time included IWS, Geminus and Trinity. As part of the acquisition of PWI on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank to partially finance its acquisition of PWI and to fully repay the prior outstanding loan at KWH (the "2020 KWH Loan").  The 2020 KWH Loan had an annual interest rate equal to LIBOR, having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2023, the interest rate was 8.20%. The 2020 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The 2020 KWH Loan matures on December 1, 2025.

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025.  All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.  The Company did not draw down on the KWH DDTL during the nine months ended September 30, 2023.

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 9.00%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on October 1, 2027.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.25%) and is carried in the consolidated balance sheets at its unpaid principal balance. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.

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

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%) and is carried in the consolidated balance sheets at its amortized cost, which reflects the monthly amortization of the debt discount and issuance costs using the effective interest rate method. The term loan matures on November 18, 2028 and revolver matures on November 18, 2023.

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

KINGSWAY FINANCIAL SERVICES INC.

Subordinated Debt

Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by Kingsway America Inc. to the trust in exchange for the proceeds from the private sale. The floating rate debentures bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.

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

In February 2023, the Company entered into amendments to the repurchase agreements described above that gave the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases using currently available funds from working capital to fund the repurchases. The total amount paid was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements.  As a result, the Company repurchased $75.5 million of principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the nine months ended September 30, 2023.  The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  At September 30, 2023, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  In order to execute the repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At September 30, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheet.

The agreements governing our subordinated debt contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make dividends and distributions, and make certain payments in respect of the Company’s outstanding securities.

The Company's subordinated debt is measured and reported at fair value. At September 30, 2023, the carrying value of the subordinated debt is $12.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

During the nine months ended September 30, 2023, the market observable swap rates changed, and the Company experienced an increase in the credit spread assumption developed by the third-party. Changes in the market observable swap rates affect the fair value model in different ways. An increase in the risk-free swap rates has the effect of increasing the fair value of the Company's subordinated debt while an increase in the risk-free swap rates has the effect of decreasing the fair value. The increase in the credit spread assumption has the effect of decreasing the fair value of the Company's subordinated debt while a decrease in the credit spread assumption has the effect of increasing the fair value. The other primary variable affecting the fair value of debt calculation is the passage of time, which will always have the effect of increasing the fair value of debt.  The changes to the credit spread and swap rate variables during the nine months ended September 30, 2023, along with the passage of time, contributed to a $0.9 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and September 30, 2023.

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

The $55.2 million decrease in the Company’s subordinated debt between December 31, 2022 and September 30, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $1.2 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and September 30, 2023.

Of the $0.9 millionincrease in fair value of the Company’s subordinated debt between December 31, 2022 and September 30, 2023, $0.7 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $0.2 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

The unaudited consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2023 also includes an increase of $27.2 million as a result of removing the accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.

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

Cash Flows

During the nine months ended September 30, 2023, the Company reported $9.6 million of net cash used in operating activities from continuing operations, primarily due to outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million), an indemnity payment to the buyer of Mendota related to loss and loss adjustment expenses ($2.0 million) and payment of deferred interest on the remaining trust preferred debt instrument ($5.0 million); partially offset by gain on equity investments and operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the nine months ended September 30, 2022, the Company reported $4.9 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the segments.

During the nine months ended September 30, 2023, the net cash provided by investing activities from continuing operations was $16.7 million. This source of cash is primarily attributed to distributions received by Net Lease from one of its limited liability investment companies of $13.3 million, as well as proceeds from sales and maturities of fixed maturities and sales of equity securities in excess of purchases of fixed maturities and acquisition of business, net of cash acquired.  During the nine months ended September 30, 2022, the net cash provided by investing activities from continuing operations was $33.6 million. This source of cash was primarily attributed to the net cash proceeds received, net of cash disposed of, from the sale of PWSC, of $35.2 million.  This source of cash was partially offset by purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.

During the nine months ended September 30, 2023, the net cash used in financing activities from continuing operations was $55.1 million. This use of cash was primarily attributed to the repurchase of five of the TruPs for $56.5 million, principal repayment on bank loans of $6.1 million, distributions to noncontrolling interest holders of $4.0 million and cash paid for repurchase of warrants of $4.0 million, partially offset by cash proceeds from the exercise of warrants of $16.7 million.  During the nine months ended September 30, 2022, the net cash used in financing activities from continuing operations was $6.6 million.  This use of cash was attributed to principal repayment on bank loans of $5.0 million, principal repayments on the notes payable of $0.4 million and distributions to noncontrolling interest holders of $1.0 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $12.4 millionand $48.9 million at September 30, 2023 and December 31, 2022, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. The holding company cash amounts are reflected in the cash and cash equivalents of $20.2 million and $64.2 million reported at September 30, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.  The significant decrease is primarily due to the repurchase of the trust preferred debt during the first quarter of 2023.

The Company notes that it has an additional $10.0 million available from the second amendment to the 2020 KWH Loan (see Note 11, " Debt"), that is available to be drawn.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective as a result of one unremediated material weakness in the Company's internal control over financial reporting that was discovered during the course of the 2018 external audit of the accounts, relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers.  Not all material weaknesses necessarily present the same risks from period to period as a result of differing events and transactions which have occurred or may occur in current and future periods.

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

As a result of this material weakness, the Company’s management directed a comprehensive review of its consolidated financial statements to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2023 and September 30, 2022 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of SPI.  Since the date of this acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, SPI has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2023, and ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to SPI.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  See Note 18, "Shareholders' Equity," for further discussion of the share repurchase program.

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2023	31,146	$8.05	31,146	$7,693
August 1 - 31, 2023 (a)	566,191	$4.02	566,191	$5,418
September 1- 30, 2023	31,250	$8.05	31,250	$5,167
Total	628,587	$4.42	628,587

(a) Includes the repurchase of 535,191 warrants.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1	Membership Interest Purchase Agreement by and among National Institute of Clinical Research, as Seller, Dr Sali Asward, as the Shareholder, and Kingsway Search Xcelerator, Inc., as the Buyer, date October 19, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 23, 2023, and incorporated herein by reference).

10.2	Stock Purchase Agreement by and among Thomas J. Corney and TC Family 2023 LLC, as Sellers, and DDI Acquisition LLC, as Buyer, dated October 26, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 30, 2023, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 7, 2023	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 7, 2023	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)