Form 10-K
period 2023-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2024-03-05
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was $90,673,836 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of March 5, 2024 was 28,121,271.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements

This 2023 Annual Report on Form 10-K (the "2023 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2023 Annual Report.

Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2023 Annual Report.

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

Prior to the fourth quarter of 2022, the Company conducted its business through a third reportable segment, Leased Real Estate, which included the following subsidiaries of the Company: CMC Industries, Inc. ("CMC") and VA Lafayette, LLC ("VA Lafayette"):

●

CMC owned, through an indirect wholly owned subsidiary (the "Property Owner"), a parcel of real property consisting of approximately 192 acres located in the State of Texas (the "Real Property"), which was subject to a long-term triple net lease agreement. The Real Property was also subject to two mortgages.  On December 22, 2022, the Company announced a definitive agreement for the sale of the Real Property, for gross cash proceeds of $44.5 million and the assumption of the two mortgages.  On December 29, 2022, the sale was completed.

●

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter of 2022, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at December 31, 2022 and December 31, 2023.

●

Both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. All segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Financial information about Kingsway's reportable business segments for the years ended December 31, 2023 and December 31, 2022 is contained in the following sections of this 2023 Annual Report: (i) Note 22, "Segmented Information,"to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.

All of the dollar amounts in this 2023 Annual Report are expressed in U.S. dollars.

GENERAL DEVELOPMENT OF BUSINESS

Acquisition of  Systems Products International, Inc.

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of Systems Products International, Inc. ("SPI").  SPI, based in Miami, Florida, is a vertical market software company, created exclusively to serve the management needs of all types of shared-ownership properties. SPI is included in the Kingsway Search Xcelerator segment.

The Company acquired SPI for aggregate cash consideration of $2.8 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  The closing purchase price was paid with cash on hand.  Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

Acquisition of  Digital Diagnostics Imaging, Inc.

On October 26, 2023, the Company acquired 100% of the outstanding equity interests of Digital Diagnostics Imaging, Inc. ("DDI").  DDI, based in Wall, New Jersey, is a provider of fully managed outsourced cardiac telemetry services. DDI is included in the Kingsway Search Xcelerator segment.

The Company acquired DDI for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Further information is contained in Note 4, "Acquisitions," to the Consolidated Financial Statements.

The closing purchase price was financed with a combination of debt financing provided by Signature Bank and cash on hand. DDI Acquisition, LLC and DDI, subsidiaries of Kingsway, borrowed a total of $5.6 million, in the form of a term loan, and established a $0.4 million revolver (together, the “DDI Loan”) that was undrawn at close. The DDI Loan has a variable interest rate equal to the Prime Rate plus 0.50%, with a floor of 5.00%. The DDI Loan requires monthly interest payments.  Monthly principal payments begin in December 2024, and the term loan matures on October 26, 2029.

EXTENDED WARRANTY SEGMENT

Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):

●	IWS Acquisition Corporation ("IWS")
●	Geminus Holding Company, Inc. ("Geminus")
●	PWI Holdings, Inc. ("PWI")
●	Professional Warranty Service Corporation ("PWSC"), up until its sale on July 29, 2022
●	Trinity Warranty Solutions LLC ("Trinity")

KINGSWAY FINANCIAL SERVICES INC.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 24 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells and administers vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"). Penn and Prime distribute these products in 47 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.  The business models are supported by an internal sales and operations team.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise networks of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield ("AAS") in three states with a "white label" agreement.  PWI also sells and administers a guaranteed asset protection product ("GAP"), under the Penn name, in states where Penn is approved.

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

●

PWI serves as the contract administrator and originator in all states, except for Alaska, Florida and Washington. In those states, PWI partners with American Auto Shield ("AAS") in a white label relationship where the VSAs are branded PWI, are originated and administered by AAS, with PWI generating fee income on every contract sold. Across all states, PWI has an extensive menu of VSAs with terms starting at three months to ninety-six months and mileage bands up to 200,000 miles. Products range from basic Powertrain to the Exclusionary product ("Premier").  The average term of a VSA is twenty-four to thirty-six months.

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

Home

PWSC had two insured home warranty products:

●

The primary product was designed for new home construction companies, and the warranty was issued to new home buyers. The warranty coverage was provided nationwide by a single, A+ rated insurance carrier.

●

The second insured warranty product was designed for existing homes and covered major systems and appliances. PWSC designed the product specifications, but the administration was conducted by an independent third party.

PWSC also had an uninsured warranty administration services program. This program enabled construction defects to be efficiently and amicably resolved by the homebuilder through mediation and mandatory binding arbitration to avoid costly litigation.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Automotive

IWS markets its products primarily through credit unions. IWS enters into an exclusive agreement with each credit union whereby the credit union receives a stipulated access fee for each vehicle service agreement issued to its members. The credit unions are served by IWS employee representatives located throughout the United States in close geographical proximity to the credit unions they serve. IWS distributes and markets its products in 24 states and the District of Columbia.

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

Geminus goes to market through its subsidiaries, Penn and Prime, which market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate that varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 47 and 40 states, respectively.

Penn and Prime focus exclusively on the automotive finance market with its core VSA and related product offerings, while much of its competition is employee based or agent centric.  Penn and Prime operate within a highly competitive environment where product pricing and options are important. Many of its competitors have a comprehensive menu of products and services available to offer the independent and franchise dealers. Penn and Prime's typical competitor’s approach to market is by working through employees or agents with a variety of different product offerings. Penn and Prime solely focuses on the suite of VSAs it offers, which allows the proper attention required for healthy profitability and risk management.

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

PWI operates exclusively in the automotive finance market with its sole focus on VSAs. PWI does operate within a highly competitive environment where product pricing and product options are important. Most of its competitors have a comprehensive menu of products and services to offer the independent and franchise dealers. PWI’s strategy will drive additional competitiveness by adding new products to its existing menu of VSAs and GAP. PWI’s competitors are a blend of national and regional competitors implementing employee and agent-based sales models.

HVAC

Trinity directly markets and distributes its warranty products to manufacturers, distributors and installers of HVAC, standby generator, commercial LED lighting and commercial refrigeration equipment. As a provider of equipment breakdown and maintenance support, Trinity directly markets and distributes its products through its clients, which are primarily companies that directly own and operate numerous locations across the United States.

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

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY SEARCH XCELERATOR SEGMENT

Kingsway Search Xcelerator includes the following subsidiaries of the Company (collectively, “Kingsway Search Xcelerator”), and includes the Company’s unique CEO Accelerator program.

●	CSuite Financial Partners, LLC ("CSuite")
●	DDI
●	Ravix Group, Inc. ("Ravix")
●	Secure Nursing Service Inc. ("SNS")
●	SPI

Kingsway Search Xcelerator's revenue is derived from the provision of various services.

Business Services

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project and interim staffing engagements, and contingent search services for permanent placements for its clients throughout the United States.

Ravix provides outsourced finance and human resources consulting services to its clients on a fractional basis for both projects with definitive endpoints and ongoing engagements of indeterminate length for customers throughout the United States.  All services are delivered by employees who are located in the United States. Ravix offers its services across four different practices:

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

Healthcare Services

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care ("LTAC") and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 42 states.  DDI offers its services as follows:

●	LTAC. DDI connects to the hospital’s existing installed telemetry system and outsources the telemetry department for the hospital 24/7.
●	Inpatient Rehabilitation Hospitals. DDI provides mobile monitors to the hospital which automatically connect to the hospital’s WiFi, and then conducts 24/7 monitoring for patients requiring the service. This is intended to allow inpatient rehabilitation hospitals to keep the patient on-site, reducing ambulatory costs and improving continuity of care.

Vertical Market Software

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Mexico and the Caribbean.

Marketing, Distribution and Competition

No Kingsway Search Xcelerator customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues.

Business Services

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

Healthcare Services

SNS primarily relies on word-of-mouth to recruit nurses to help meet the demands of the hospitals and SNS actively market its services through third-party lead generation channels to better meet the hospitals’ clinician demand.

DDI has primarily grown through word-of-mouth referrals and also actively markets its services through traditional channels and via sponsorship of industry events and conferences.

KINGSWAY FINANCIAL SERVICES INC.

Vertical Market Software

SPI markets its services via industry trade shows and industry conferences.  Because the SPI product is a business to business software solution, SPI's target market is a subset of a larger travel market; therefore, competition is limited.

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

The CEO Accelerator focuses on identifying and acquiring privately-held businesses with EBITDA between $1 and $3 million where the owner/operator is looking to transition from day-to-day operating responsibilities.  The CEO Accelerator utilizes the proven framework and characteristics of the Search Fund acquisition model and targets industries and companies with pre-defined characteristics.

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

The Company currently has four full-time Searchers as of December 31, 2023.  The Company intends to maintain this level – and potentially expand it – as business opportunities permit.

PRICING AND PRODUCT MANAGEMENT

Responsibility for pricing and product management rests with the Company's individual operating subsidiaries in Extended Warranty and Kingsway Search Xcelerator. In Extended Warranty, teams typically comprised of pricing actuaries, product managers and business development managers work together by territory to develop policy forms and language, rating structures, regulatory filings and new product ideas. Data solutions and claims groups within the individual operating subsidiaries track loss performance monthly to alert the operating subsidiaries' management teams to the potential need to adjust forms or rates.  For the Kingsway Search Xcelerator companies, reviews of billing rates and product prices are performed regularly and rates can be adjusted to reflect prevailing marketing expectations.

INVESTMENTS

The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks:

●	The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations.
●	Equity, limited liability and other investments are generally overseen by corporate.
●	Limited liability investments, at fair value and investments in private companies are generally overseen by corporate, who engages third-party managers for certain holdings.

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

HUMAN CAPITAL MANAGEMENT

At December 31, 2023, the Company employed 397 personnel supporting its operations, all of which were full-time employees. None of our employees is subject to a collective bargaining agreement and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2023 Annual Report and to consult any further disclosures Kingsway makes in its filings with the SEC.

FINANCIAL RISK

We have outstanding recourse debt and acquisition financing, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2023, we had $15.0 million principal value of outstanding recourse subordinated debt in the form of trust preferred securities, with a redemption date of May 2033.

Additionally, we incurred indebtedness in connection with our acquisitions of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI") on December 1, 2020, Ravix Financial, Inc. ("Ravix") on October 1, 2021, CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, Secure Nursing Service Inc. ("SNS") on November 18, 2022 and Digital Diagnostics Inc. ("DDI") on October 26, 2023.  As of as of December 31, 2023, we have $31.3 million principal value of such acquisition financing outstanding; however, such acquisition financing is non-recourse to other Kingsway entities.

Because of our outstanding recourse debt and acquisition financing:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing could be limited;
•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our debt may be impaired in the future;

•	a portion of our cash flow must be dedicated to the payment of interest on our debt, thereby reducing the funds available to us for other purposes;
•

we are exposed to the risk of increased interest rates because our outstanding subordinated debt and our outstanding acquisition financing bear interest directly related to the Secured Overnight Financing Rate (“SOFR”) and the Prime Rate;

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

Our outstanding recourse subordinate debt as of December 31, 2023 of $15.0 million principal value bears interest directly related to CME Term SOFR and our outstanding acquisition financing of $31.3 million related to the acquisitions of PWI, Ravix, CSuite, SNS and DDI bears interest directly related to either SOFR or the Prime Rate. As a result, increases in CME Term SOFR, SOFR and the Prime Rate would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in CME Term SOFR, SOFR or the Prime Rate would result in an approximately $0.4 million increase in our annual interest expense.

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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2023, our investments included $36.5 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss.

As of December 31, 2023, our investments also included$0.1 million of equity investments, $0.8 million of limited liability investments, $3.5 million of limited liability investments, at fair value and $0.9 million of investments in private companies, at adjusted cost. These investments are less liquid than fixed maturities. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

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

In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on various industries' supply chains and automobile sales, which has decreased, and may continue to decrease, consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the operation of our businesses, the COVID-19 pandemic has caused, and will continue to cause, substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and other means, all of which has resulted in declines in sales. These effects, individually or in the aggregate, will continue to adversely impact our businesses, financial condition, operating results and cash flows, and such adverse impacts may be material.

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

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns (such as those recently related to COVID-19). There can be no assurance that there will not be further such events or deterioration in the global economy. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

An adverse change in market conditions, including changes caused by the COVID-19 pandemic, leading to instability in the global credit markets presents additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. Certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements which could expose us to damages or otherwise adversely impact our business, financial condition, operating results or cash flows.

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

Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.

We maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”) and New York Signature Bank (“SB”) on March 10, 2023 and March 12, 2023, respectively. We do not have any direct exposure to Silicon Valley Bank or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments could be threatened and may have a material adverse impact on our business, prospects, financial condition and results of operations. Moreover, events such as the closure of SVB and SB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

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

Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 to 2023, the Company made reimbursement payments to Aegis totaling $1.5 million in connection with the Settlement Agreement. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses could be limited by our inability to generate future taxable income.

Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $623.1 million as of December 31, 2023. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow.  There can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

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

In connection with our operations in the ordinary course of business, at times we are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that would be incurred in connection with any of the various proceedings at this time, it is possible an individual action could result in a loss having a material adverse effect on our business, results of operations or financial condition.

Material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements.

We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934.  In the past, we have identified the existence of material weaknesses in our internal control over financial reporting, which have since been remediated.  As described in Item 9A, Controls and Procedures, of this 2023 Annual Report, we have identified the existence of material weaknesses in internal control over financial reporting related to the accounting for debt at fair value and the presentation of the repurchase of its subordinated debt in the statement of cash flows.  Although we have remediated material weaknesses previously identified and are actively engaged in developing and implementing remediation plans as described Item 9A, Controls and Procedures, of this 2023 Annual Report, but we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements

STRATEGIC RISK

The achievement of our strategic objectives is highly dependent on effective change management.

Over the past several years, we have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team, selling Mendota and CMC and acquiring PWI, Ravix, CSuite, SNS, SPI and DDI with the objective of focusing on our Extended Warranty and Kingsway Search Xcelerator segments, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.

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

KINGSWAY FINANCIAL SERVICES INC.

Additionally, as of December 31, 2022 and December 31, 2023, we have classified VA Lafayette as an asset “held for sale”.  We can provide no assurances that we will successfully sell VA Lafayette, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the assets, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term stockholder value.

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

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations.

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

Disruptions or security failures in our information technology systems, including as a result of cybersecurity incidents, could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our reputation, business, financial condition, results of operation and cash flows.

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

Our results of operation or financial condition depend on our ability to price accurately for a wide variety of risks. Adequate rates are necessary to generate revenues sufficient to pay expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result, price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Identifying, assessing, and managing material cybersecurity risks is an important component of our overall enterprise risk management program.

Given our company structure, the management of cybersecurity risks involves coordination between the parent company and our subsidiaries.  Senior IT leadership at the parent company and each subsidiary are responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation.  The parent company has issued an IT policy that is required to be adhered to by each subsidiary, and such policy is reviewed and updated annually.  It is the responsibility of each subsidiary to communicate any items required by the IT policy to the parent company.

The parent company and each of our subsidiaries are responsible for assessing and identifying material risks from cybersecurity threats, as each entity has their own unique IT infrastructure.  However, based on experience, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

We have various processes for managing and mitigating risks from cybersecurity threats:

●

We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions.

●

Our IT policy requires minimum password lengths and for passwords to be changed on a regular basis.  We maintain back-ups and disaster recovery plans to restore our information in the event of an incident.

In some locations, we may use third-party IT providers to assist with maintaining our IT structure, including cybersecurity monitoring and testing.

Governance

Our Board of Directors plays an important role in our risk oversight and discharges its duties both as a full board and through its committees. Our Board of Directors has assigned oversight of cybersecurity risk management to the Audit Committee.

The Audit Committee receives reports from senior management of any cybersecurity incidents that may have occurred at the parent company or any of its subsidiaries.   If material, the Audit Committee will bring it to the attention of the Board of Directors as promptly as practicable.   If not material, the Audit Committee will bring it to the attention of the Board of Directors at its next regularly scheduled meeting.

Senior management (currently the Chief Financial Officer) receives reports from IT leadership at the parent company and each subsidiary.  These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience.

Information regarding cybersecurity risks and incidents may be elevated to senior leadership through a variety of different channels, including discussions between or among subsidiary and parent company management.  It is the responsibility of each subsidiary to communicate any items required by the IT policy to the parent company.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Properties

Leased Properties

Extended Warranty leases facilities with an aggregate square footage of approximately 28,035 at five locations in three states. The latest expiration date of the existing leases is in January 2029.

Kingsway Search Xcelerator leases facilities with an aggregate square footage of approximately 6,499 at three locations in two states. The latest expiration date of the existing leases is in January 2027.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2023
Quarter 4	$8.61	$6.46
Quarter 3	9.01	7.55
Quarter 2	9.16	8.09
Quarter 1	10.27	7.85
2022
Quarter 4	$8.08	$5.88
Quarter 3	7.81	5.69
Quarter 2	5.70	5.15
Quarter 1	5.60	5.08

Shareholders of Record

As of March 4, 2024 the closing sales price of our common shares as reported by the NYSE was $9.25 per share.

As of March 5, 2024, we had 28,121,271 common shares issued and outstanding. As of March 5, 2024, there were 10 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

KINGSWAY FINANCIAL SERVICES INC.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not have any unregistered sales of our equity securities.

Issuer Purchases of Equity Securities

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  See Note 20 ,"Shareholders' Equity," for further discussion of the share repurchase program.

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2023	137,231	$7.27	137,231	$4,221
November 1 - 30, 2023	143,800	$7.45	143,800	$3,150
December 1- 31, 2023	42,000	$7.55	42,000	$2,833
Total	323,031	$7.38	323,031

During the quarter ended December 31, 2023, all repurchases of our securities were common stock.

Item 6. Reserved.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2023 Annual Report.

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

•

VA Lafayette owns real property consisting of approximately 6.5 acres and a 29,224 square foot single-tenant medical office building located in the State of Louisiana (the "LA Real Property"). The LA Real Property serves as a medical and dental clinic for the Department of Veteran Affairs and is subject to a long-term lease. The LA Real Property is also subject to a mortgage (the "LA Mortgage").  During the fourth quarter of 2022, the Company began executing a plan to sell VA Lafayette, and as a result, VA Lafayette is reported as held for sale at December 31, 2022 and December 31, 2023.

•	Both CMC and VA Lafayette have been classified as discontinued operations and the results of their operations are reported separately for all periods presented. See Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements for further discussion. All segmented information has been restated to exclude the Leased Real Estate segment for all periods presented.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI"), Professional Warranty Service Corporation ("PWSC") and Trinity Warranty Solutions LLC ("Trinity"). As discussed in Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements, the Company disposed of PWSC on July 29, 2022.  The earnings of PWSC are included in the consolidated statements of operations and the segment disclosures through the disposal date.  Throughout this 2023 Annual Report, the term "Extended Warranty" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 24 states and the District of Columbia to their members, with customers in all 50 states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 47 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a white label agreement.  PWI also sells and administers a guaranteed asset protection product ("GAP"), under the Penn name, in states where Penn is approved.

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

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI") and Digital Diagnostics Imaging, Inc. ("DDI").  Throughout this  2023 Annual Report, the term "Kingsway Search Xcelerator" is used to refer to this segment.

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project and interim staffing engagements, and contingent search services for permanent placements for its clients throughout the United States.

Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers throughout the United States.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Mexico and the Caribbean,

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 42 states.

NON U.S.-GAAP FINANCIAL MEASURE

Throughout this 2023 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and bysegment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is income from continuing operations before income tax (benefit) expense that, in addition to total segment operating income, includes net investment income, net realized gains, net gain (loss) on equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, net change in unrealized gain on private company investments, gain on change in fair value of real estate investments, impairment losses, (loss) gain on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, loss on change in fair value of debt, gain on disposal of subsidiary and gain on extinguishment of debt.  A reconciliation of total segment operating income to income from continuing operations before income tax (benefit) expense for the years ended December 31, 2023 and December 31, 2022 is presented in Table 1 of the "Results of Continuing Operations" section of MD&A.

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
Management's Discussion and Analysis

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

Revenue Recognition

Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions, business services consulting revenue, healthcare services revenue and software license and support revenue based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

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

Certain of the Company’s contracts with customers include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Revenue from GAP commissions, homebuilder warranty service fees and software license and support contain multiple distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price ("SASP") for each distinct performance obligation. Revenue is allocated to each performance obligation based on the relative SASP.  SASP are not directly observable in the GAP, homebuilder warranty and software license and support contracts for the separate performance obligations.

For the GAP and homebuilder warranty contracts, the Company has applied the expected cost plus a margin approach to develop models to estimate the SASP for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.  In these models, the Company makes judgments about which of its actual costs are associated with each of the performance obligations.  The relative percentage of expected costs plus a margin associated with these performance obligations is applied to the transaction price to determine the estimated SASP of the performance obligations, which the Company recognizes as earned as services are performed over the term of the contract period.

For software license and support contracts, the Company's software licenses are sold as term licenses, and the contracts include software support services, which are accounted for as separate performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the customer can use and benefit from the license. The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used to allocate revenue when the contract arrangement includes a software license and has at least one performance obligation for which the SASP is observable, such as the software support services.  The residual method is used as the selling price for software licenses in circumstances when the transaction price is highly variable and the SASP is not discernable from past transactions or other observable evidence.  The Company evaluates the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SASP.  Software support revenue is recognized ratably over the contract period as services are rendered. The SASP of software support is consistent with the stand-alone pricing of subsequent software support renewals.

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged5.75% to 14% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

Refer to Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements for information about our revenue recognition accounting policies.

Valuation of Fixed Maturities and Equity Investments

Our equity investments are recorded at fair value with changes in fair value recognized in net income. Fair value for our equity investments are determined using quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

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

Impairment Assessment of Investments

The establishment of an impairment loss on an investment requires a number of judgments and estimates.  A consistent and systematic process is followed for determining and recording an impairment loss, including the evaluation of securities in an unrealized loss position and securities with an allowance for credit losses.

We perform a quarterly analysis of our investments classified as available-for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred.

Effective January 1, 2023, as a result of the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), if the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the following:

•	the extent to which the fair value has been less than amortized cost;
•	the financial condition and expected near-term and long term prospects of the issuer;
•	whether the issuer is current with interest and principal payments;
•	credit ratings on the security or changes in ratings over time;
•	general market conditions, industry, sector or other specific factors; and
•	whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.

As a result of the analysis performed, the Company recorded an impairment loss related to other investments for the year ended December 31, 2023.  There were no impairment losses recorded related to available-for-sale fixed maturity investments during the year ended December 31, 2023.  See "Investments" section below and Note 7, "Investments," to the Consolidated Financial Statements for further information.

We perform a quarterly analysis of our limited liability investments and investments in private companies. The analysis includes some or all of the following procedures, as applicable:

•	the opinions of external investment and portfolio managers;
•	the financial condition and prospects of the investee;
•	recent operating trends and forecasted performance of the investee;
•	current market conditions in the geographic area or industry in which the investee operates;
•	changes in credit ratings; and
•	changes in the regulatory environment.

As a result of the analysis performed, the Company recorded impairment losses related to limited liability investments and limited liability investments, at fair value. See "Investments" section below and Note 7, "Investments," to the Consolidated Financial Statements for further information.

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

At December 31, 2022, Net Lease owned investments in limited liability companies that held investment properties. Net Lease sold its final investment property during its first quarter of 2023, and as a result, the Net Lease's investment in its underlying investments is zero at December 31, 2023. The fair value of Net Lease's investments was based upon the net asset values of the underlying investments companies as a practical expedient to estimate fair value.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2023, the Company maintains a valuation allowance of $129.4 million, all of which relates to its U.S. deferred income taxes. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.

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

Contingent Consideration

The consideration for certain of the Company's acquisitions include future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition with subsequent changes in fair value reported in the consolidated statements of operations as non-operating other expense.

Determining the fair value of contingent consideration liabilities requires management to make assumptions and judgments. The fair value of Company’s contingent consideration liabilities is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit or gross revenue. These fair value measurements are based on significant inputs not observable in the market.  Key inputs in the valuations include forecasted gross profit or revenue, gross profit or revenue volatility, discount rate and discount term. Management must use judgment in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Changes in assumptions could have a material impact on the amount of contingent consideration benefit or expense reported in the consolidated statements of operations and have an impact on the payout of contingent consideration liabilities. Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the key inputs or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other expense.  Additional information regarding our contingent consideration liabilities is included in  Note 23 , " Fair Value of Financial Instruments ," to the Consolidated Financial Statements.

Valuation and Impairment Assessment of Intangible Assets

Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of developed technology and customer relationships. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

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

As of November 30, 2023, the Company conducted its annual qualitative assessment.  As a result, the Company determined that certain trade names should be further examined under a quantitative approach.  Based on the results of the quantitative approach, the Company did not record any impairment.  However, the Company notes that certain of its indefinite-lived intangible assets are sensitive to changes in interest rates, as well as the performance of the underlying business.  Changes in interest rates and/or if the business underlying the intangible asset performs below the assumptions used in the original purchase accounting could cause certain intangible assets to become impaired.

No impairment charges were recorded against intangible assets in 2023 or 2022. Additional information regarding our intangible assets is included in Note 9, "Intangible Assets," to the Consolidated Financial Statements.

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

No impairment charges were recorded against goodwill in 2023 or 2022, as the estimated fair values of the reporting units exceeded their respective carrying values. Additional information regarding our goodwill is included in Note 8, "Goodwill," to the Consolidated Financial Statements.

Deferred Contract Costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions and general and administrative expenses, respectively, in the consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded in 2023 or 2022.

Fair Value Assumptions for Subordinated Debt Obligations

Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.  The following summarizes the impacts:

Impact of Rate Change on Fair Value	2023 Result	2022 Result
Libor/SOFR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Increase to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Increase to fair value	Decrease to fair value

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Fair Value Assumptions for Subsidiary Stock-Based Compensation Awards

Certain of the Company's subsidiaries have made grants of restricted stock awards or restricted unit awards (together "Subsidiary Restricted Awards"). The Subsidiary Restricted Awards are measured at fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period during which awards are expected to vest, with a corresponding increase to either additional paid-in capital for equity-classified awards or to a liability for liability-classified awards.  Certain of the Subsidiary Restricted Awards are classified as a liability because the awards are expected to settle in cash. Liability-classified awards, included in accrued expenses and other liabilities in the consolidated balance sheets, are measured and reported at fair value on the date of grant and are remeasured each reporting period. The Subsidiary Restricted Awards contain performance vesting and/or market vesting conditions.  Performance vesting conditions are reviewed quarterly to assess the probability of achievement of the performance condition.  Compensation expense is adjusted when a change in the assessment of achievement of the specific performance condition is determined to be probable. Compensation expense is recognized on a straight-line basis for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided.  Forfeitures are recognized in the period that Subsidiary Restricted Awards are forfeited.

The determination of fair value of the Subsidiary Restricted Awards is subjective and involves significant estimates and assumptions of whether the awards will achieve performance thresholds.  The fair value of the Subsidiary Restricted Awards is estimated using either the Black-Scholes option pricing model and/or the Monte Carlo simulation model to derive certain inputs. The determination of the grant date fair value using the Black-Scholes option-pricing model is affected by subjective assumptions, including the expected term of the awards, expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The determination of the grant date fair value using the Monte Carlo simulation model is affected by subjective assumptions, including the expected term of the awards, expected volatility over the expected term of the awards and risk-free interest rates. The assumptions used in the Company’s Black-Scholes option-pricing and Monte Carlo simulation models requires significant judgment and represents management’s best estimates.

Derivative Financial Instruments

Derivative financial instruments include interest rate swap contract and the trust preferred debt repurchase options (through the March 2023 exercise date).  The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts.  See Note 11, "Derivatives" and Note 23, "Fair Value of Financial Instruments" to the Consolidated Financial Statements, for further discussion.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net income for the years ended December 31, 2023 and December 31, 2022 is presented in Table 1 below:

Table 1 Segment Operating Income for the Years Ended December 31, 2023 and December 31, 2022

For the years ended December 31 (in thousands of dollars)

	2023	2022	Change
Segment operating income
Extended Warranty	6,983	9,879	(2,896)
Kingsway Search Xcelerator	5,252	3,548	1,704
Total segment operating income	12,235	13,427	(1,192)
Net investment income	1,804	2,305	(501)
Net realized gains	761	1,209	(448)
Net gain (loss) on equity investments	3,397	(26)	3,423
Gain (loss) on change in fair value of limited liability investments, at fair value	78	(1,754)	1,832
Net change in unrealized gain on private company investments	63	—	63
Gain on change in fair value of real estate investments	—	1,488	(1,488)
Impairment losses	(229)	—	(229)
(Loss) gain on change in fair value of derivative asset option contracts	(1,366)	16,730	(18,096)
Interest expense	(6,250)	(8,092)	1,842
Other revenue and expenses not allocated to segments, net	(12,823)	(17,206)	4,383
Amortization of intangible assets	(5,909)	(6,133)	224
Loss on change in fair value of debt	(68)	(4,908)	4,840
Gain on disposal of subsidiary	342	37,917	(37,575)
Gain on extinguishment of debt	31,616	—	31,616
Income from continuing operations before income tax (benefit) expense	23,651	34,957	(11,306)
Income tax (benefit) expense	(1,899)	4,825	(6,724)
Income from continuing operations	25,550	30,132	(4,582)
Income (loss) from discontinued operations, net of taxes	450	(12,805)	13,255
Loss on disposal of discontinued operations, net of taxes	(1,988)	(2,262)	274
Net income	24,012	15,065	8,947

Segment Operating Income, Income from Continuing Operations and Net Income

For the year ended December 31, 2023, we reported segment operating income of $12.2 million compared to $13.4 million for the year ended December 31, 2022.  The decrease is primarily due to the following items:

•	The disposal of PWSC as of July 29, 2022, which had segment operating income of $1.0 million prior year to date; and
•	Decreased operating income at the other Extended Warranty subsidiaries (see further discussion below); which was partially offset by
•

Increased operating income from Kingsway Search Xcelerator, primarily due to including SNS for twelve months in 2023 (acquired in November 2022), as well as the October 2023 acquisition of DDI.  SNS and DDI had combined operating income of $1.9 million for 2023, respectively.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

For the year ended December 31, 2023, we reported income from continuing operations of $25.6 million compared to $30.1 million for the year ended December 31, 2022.  The income from continuing operations for 2023 is primarily due to:

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

See Note 12, " Debt," and Note 11, "Derivatives," to the Consolidated Financial Statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

The income from continuing operations for the year ended  December 31, 2022, is primarily due to:

•	A gain on disposal of subsidiary of $37.9 million, related to the sale of PWSC, a gain on change in fair value of derivative asset option contracts of $16.7 million, related to the trust preferred debt repurchase options, and a gain on change in fair value of real estate investments of $1.5 million; all of which were partially offset by
•	An increase in interest expense related to rising interest rates, other revenue and expenses not allocated to segments, net, which includes $6.1 million of expense related to previously-granted awards to PWSC employees that are accounted for on a fair value basis and $1.5 million of expense due to the increase in fair value of the Ravix contingent consideration; and
•	Loss on change in fair value of debt, loss on change in fair value of limited liability investments, at fair value and income tax expense which is primarily due to the state tax expense associated with the sale of PWSC on July 29, 2022, and the related increase in valuation allowance from the accelerated utilization of indefinite life interest expense carryforwards as a result of such sale.

For the year ended December 31, 2023, we reported net income of $24.0 million compared to $15.1 million for the year ended December 31, 2022.  In addition to the items described above impacting income from continuing operations, the net income includes:

•

Income from discontinued operations, net of taxes of $0.5 million and loss from discontinued operations, net of taxes of $12.8 million for the years ended December 31, 2023 and December 31, 2022, respectively; and

•	A loss on disposal of discontinued operations, net of taxes of $2.0 million and $2.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

For the year ended December 31, 2023, the income from discontinued operations is related to the operations of VA Lafayette.  For the year ended December 31, 2022, the loss from discontinued operations is related to the operations of CMC and VA Lafayette and is primarily due to a final management fee of $16.4 million resulting from the sale of the CMC railyard.

For the year ended December 31, 2023, the loss on disposal of discontinued operations is the result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price.  As discussed in Note 5 "Disposal and Discontinued Operations," to the Consolidated Financial Statements, during the fourth quarter of 2022, the Company committed to a plan sell VA Lafayette. During the first quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during 2023, the Company recognized an estimated non-cash, loss on disposal of $2.0 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations. The loss was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

For the year ended December 31, 2022, the loss on disposal of discontinued operations includes the gain on disposal of CMC of $0.2 million and a loss of $2.5 million related to a liability recorded during 2022 regarding the Company's obligation to indemnify a former subsidiary for open claims (the maximum liability under the indemnity is $2.5 million).  See Note 5 "Disposal and Discontinued Operations," to the Consolidated Financial Statements, for further discussion.

Extended Warranty

The Extended Warranty service fee and commission revenue decreased 7.8% (or $5.8 million) to $68.2 million for the year ended December 31, 2023 compared with $74.0 million for the year ended December 31, 2022.  Service fee and commission revenue was impacted by the following in 2023:

•	A $4.9 million decrease at PWSC, due to the sale of PWSC on July 29, 2022 (the financial results for PWSC are only included through the disposal date);
•	A $2.1 million decrease at Trinity, primarily driven by decreases in its equipment breakdown and maintenance support services due to mild weather conditions, which results in fewer service calls, as well as a decrease in the sales of its warranty products due to long lead times on product availability and installations;
•	A $0.3 million decrease at Geminus;
•

A $0.9 million increase at PWI; PWI sold slightly more contracts sold in 2023 than 2022, but average cash sales per contract was down slightly. In the second half of 2022, there was a restructuring of leadership at PWI that has resulted in a higher focus on salesforce production; and

•

A $0.6 million increase at IWS.  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the current macro-economic conditions.  However, in 2023 IWS has been impacted by the loss of two customers (one due to acquisition, one due to change in management), which was partially offset by growth at new and existing customers, the latter usually due to credit unions getting competitive on interest rates.  During the first quarter of 2022, there was a change in estimate of IWS’ deferred revenue associated with vehicle service contract fees, which resulted in a reduction to IWS revenue of $1.2 million.

The Extended Warranty operating income was $7.0 million for the year ended December 31, 2023 compared with $9.9 million for the year ended December 31, 2022.  We saw an increase in claims paid at our auto Extended Warranty companies – both sequentially and year over year – primarily due to inflationary pressures on the cost of parts and labor.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Operating income was primarily impacted by the following:

•	A $0.9 million decrease at PWSC, due to the sale of PWSC on July 29, 2022;
•	A $0.7 million decrease at Geminus to $0.5 million, due to an increase in commission expense and claims authorized on vehicle service agreements, partially offset by lower general and administrative expenses compared to 2022;
•

A $0.7 million decrease at IWS to $3.3 million, primarily due to increased claims authorized on vehicle service agreements.  General and administrative expenses and commissions were essentially flat compared to 2022.  During 2022, there was a change in estimate of IWS' deferred revenue and deferred contract costs associated with vehicle service contract fees, which resulted in a reduction to IWS operating income of $0.9 million in 2022;

•

A $0.6 million decrease at Trinity to $1.1 million, primarily due to a decrease in revenue that was partially offset by a decrease in cost of services sold (higher percent of warranty product sales in 2023 than 2022); and

•	A less than $0.1 million decrease at PWI to $2.0 million.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $35.0 million for the year ended December 31, 2023 compared with $19.2 million for the year ended December 31, 2022.  Kingsway Search Xcelerator operating income was $5.3 million for the year ended December 31, 2023 compared with $3.5 million for the year ended December 31, 2022.  The increase in revenue and operating income is primarily due to:

•

Increased segment operating income at Ravix.  While revenue was down $1.2 million compared to 2022; gross margin and operating income increased $0.4 million compared to the prior year due to lower cost of sales and lower general and administrative expenses;

•	The inclusion of CSuite and SNS for twelve months during 2023 following their acquisitions effective November 1, 2022 and November 18, 2022, respectively. For 2023, CSuite and SNS had combined revenue and operating income of $19.1 million and $1.6 million, respectively; and
•	The revenue and operating income derived from SPI and DDI, which were acquired September 7, 2023 and October 26, 2023, respectively. SPI and DDI had combined revenue and operating income of $1.7 million and $0.2 million, respectively from their dates of acquisition through December 31, 2023.

Net Investment Income

Net investment income was $1.8 million in 2023 compared to $2.3 million in 2022. The decrease in 2023 primarily relates to the decrease in investment income from real estate investments and limited liability investments as a majority of those assets have been sold in recent years, partially offset by higher investment income from cash equivalents and fixed maturities due to the generally higher interest rate environment.

Net Realized Gains

The Company recorded net realized gains of $0.8 million in 2023 compared to $1.2 million in 2022.  The net realized gains for 2023 and 2022 primarily relate to:

•	Net realized gains on sales of limited liability investments;
•	Realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings"); and
•	Distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

Net Gain (Loss) on Equity Investments

Net gain on equity investments was $3.4 million in 2023 compared to a net loss of less than $0.1 million in 2022.  The net gain for 2023 primarily relates to the Company's investment in Limbach.  Prior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants.  During the third quarter of 2023, the Company sold all of its shares of Limbach common stock.

Gain (Loss) on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.1 million in 2023 compared to a loss of $1.8 million in 2022. The gain for the year ended December 31, 2023 represents an increase in fair value of $0.7 million related to Argo Holdings, partially offset by a decrease in fair value of $0.6 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease").  The loss for the year ended December 31, 2022 includes decreases in fair value of $0.9 million related to Net Lease and $0.8 million related to Argo Holdings.  The final Net Lease property was sold in February 2023 and, as such, as of  December 31, 2023 Argo Holdings was the only asset group left in this category.

Gain on Change in Fair Value of Real Estate Investments

Gain on change in fair value of real estate investments was $1.5 million in 2022.  Real estate investments represented investment real estate properties held by the Company’s consolidated subsidiary, Flower Portfolio 001, LLC ("Flower").  The increase in fair value was attributable to the sale of the real estate investment properties for $12.2 million, which closed on September 29, 2022.  As of December 31, 2023, there were no remaining investments in this category.

(Loss) Gain on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was $1.4 million in 2023 compared to a gain of $16.7 million in 2022.  The derivative contract relates to three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.  The gain for the year ended December 31, 2022 relates to the $11.4 million difference between the fair value of the option at date of inception ($13.7 million) and the cash consideration paid ($2.3 million), as well as the subsequent change in fair value of $5.3 million as of December 31, 2022.

Refer to Note 11, "Derivatives," to the Consolidated Financial Statements, for further information on the option agreements.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Interest Expense

Interest expense for 2023 was $6.3 million compared to $8.1 million in 2022. The decrease in 2023 is primarily attributable to:

•

A decrease of $3.3 million on the Company’s subordinated debt. During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million, resulting in 2023 year to date interest expense including only the one remaining TruPs debt instrument outstanding during the last three quarters of 2023, partially offset by generally higher London interbank offered interest rates ("LIBOR") for three-month U.S. dollar deposits and CME Term SOFR during 2023 compared to 2022.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•	A decrease of $0.3 million related to notes payable held by the Company’s consolidated subsidiary, Flower. The Flower debt was repaid in the third quarter of 2022;
•

A decrease of $0.2 million related to the 2021 Ravix Loan, which was effective October 1, 2021, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 9.00%)

•

An increase of $0.8 million related to the $6.0 million 2022 Ravix Loan, which was effective November 16, 2022 and has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.25%);

•	An increase of $0.6 million related to the 2020 KWH Loan, as a result of a decrease in fair value of the interest rate swap related to the 2020 KWH bank loan;
•

An increase of $0.5 million related to the $6.5 million SNS Loan, which was effective November 18, 2022 and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%); and

•

An increase of $0.1 million related to the new $6.0 million DDI Loan, which was effective October 26, 2023 and has an annual interest rate equal to the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%).

See Note 12, "Debt," to the Consolidated Financial Statements, for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments was a net expense of $12.8 million in 2023 compared to $17.2 million in 2022.  Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis, our former insurance company that has been in run-off since 2012, and expenses associated with our corporate holding company.

The decrease in net expense for 2023 is primarily attributable to decreases in stock-based compensation expense of $6.1 million related to previously-granted awards to PWSC employees and expense related to the Ravix contingent consideration liability, partially offset by increases due to management fees paid to the managers of Flower and Net Lease, acquisition related expenses during 2023 compared to 2022, and an increase in the number of searchers in our Kingsway Search Xcelerator segment.

Loss on Change in Fair Value of Debt

The loss on change in fair value of debt amounted to $0.1 million in 2023 compared to $4.9 million in 2022.  During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.3 million during the year ended December 31, 2023.

The loss for 2023 and 2022 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  See "Debt" section below for further information.

Gain on Disposal of Subsidiary

On July 29, 2022, the Company sold its 80% majority-owned subsidiary, PWSC.  As a result of the sale, the Company recognized a net gain on disposal of $37.9 million during 2022.  During 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to the working capital true-up and release of indemnity funds that were held in escrow.  The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.

See Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements, for further discussion of the PWSC disposal.

Gain on Extinguishment of Debt

During 2023, gain on extinguishment of debt consists of a $31.6 million gain related to the repurchase of TruPs debt having a principal amount of $75.5 million. The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.

See Note 12, "Debt," to the Consolidated Financial Statements, for further discussion.

Income Tax (Benefit) Expense

Income tax benefit for 2023 was $1.9 million compared to income tax expense of $4.8 million in 2022. The 2023 and 2022 income tax (benefit) expense is primarily related to:

•

An income tax benefit of zero and an expense of $1.0 million in 2023 and 2022, respectively, for the partial release of the Company’s deferred income tax valuation allowance associated with business interest expense with an indefinite life;

•

An income tax benefit of $2.1 million and $0.2 million in 2023 and 2022, respectively, for the partial release of the Company’s deferred tax valuation allowance related to acquired deferred tax liabilities and change in future income assumptions, respectively;

•	An income tax expense of $0.2 million and $0.1 million in 2023 and 2022, respectively, relating to a change in indefinite life deferred income tax liabilities; and
•	An income tax benefit of less than $0.1 million and an expense of $3.9 million in 2023 and 2022, respectively, for state income taxes.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

See Note 15, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax (benefit) expense recorded for the years ended December 31, 2023 and December 31, 2022, respectively.

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

•

Limited liability investments, at fair value represent the underlying investments of the Company’s consolidated entities Net Lease (December 31, 2022 only) and Argo Holdings. The difference between the end of the reporting period of the limited liability investments, at fair value and that of the Company is no more than three months.

•

Investments in private companies consist of: convertible preferred stocks and notes in privately owned companies; and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments.

•	Other investments include collateral loans and are reported at their unpaid principal balance, net of an allowance for credit losses.
•	Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value.

At December 31, 2023, we held cash and cash equivalents, restricted cash and investments with a carrying value of $59.4 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2023	% of Total	2022	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	12,997	21.9%	15,080	11.2%
States, municipalities and political subdivisions	2,783	4.7%	2,232	1.7%
Mortgage-backed	9,253	15.6%	8,412	6.3%
Asset-backed	1,210	2.0%	1,610	1.2%
Corporate	10,230	17.2%	10,257	7.6%
Total fixed maturities	36,473	61.4%	37,591	28.0%
Equity investments	79	0.1%	153	0.1%
Limited liability investments	812	1.4%	983	0.7%
Limited liability investments, at fair value	3,496	5.9%	17,059	12.7%
Investments in private companies	854	1.4%	790	0.6%
Other investments	6	0.0%	201	0.2%
Short-term investments	161	0.3%	157	0.1%
Total investments	41,881	70.5%	56,934	42.4%
Cash and cash equivalents	9,098	15.4%	64,168	47.9%
Restricted cash	8,400	14.1%	13,064	9.7%
Total	59,379	100.0%	134,166	100.0%

Investment Impairment

The Company performs a quarterly analysis of its investments to determine if declines in fair value may result in the recognition of impairment losses in net income.  Further information regarding our detailed analysis and factors considered in establishing an impairment loss on an investment is discussed within the "Significant Accounting Policies and Critical Estimates" section of MD&A.

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses.  Effective January 1, 2023, as a result of the adoption of ASU 2016-13, if the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  As a result of the analysis performed, the Company recorded an impairment loss related to other investments of $0.2 million for the year ended December 31, 2023.  There were no impairment losses recorded related to available-for-sale fixed maturity investments during the year ended December 31, 2023.

Prior to the adoption of ASU 2016-13, the Company performed a quarterly analysis of its available-for-sale fixed maturity investments and other investments to determine if declines in market value were other-than-temporary.  As a result of the analysis performed, there were no write downs for other-than-temporary impairment related to fixed maturity investments and other investments for the year ended December 31, 2022.

The Company recorded impairment write-downs related to limited liability investments of $0.1 million and zero for the years ended December 31, 2023 and December 31, 2022, respectively, which are included in impairment losses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

The Company recorded impairment losses related to limited liability investments, at fair value of $0.1 million and less than $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations.

There were no write-downs recorded for impairments related to investments in private companies for the years ended December 31, 2023 and December 31, 2022.

At December 31, 2023 and December 31, 2022, the gross unrealized losses for fixed maturities amounted to $1.7 million and $2.5 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company’s debt instruments at December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023		December 31, 2022
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
2021 Ravix Loan	$4,650	$4,650	$5,300	$5,300
2022 Ravix Loan	4,925	4,769	5,950	5,754
SNS Loan	5,142	5,063	6,850	6,755
DDI Loan	5,600	5,534	—	—
2020 KWH Loan	10,979	10,806	16,708	16,472
Total bank loans	31,296	30,822	34,808	34,281
Subordinated debt	15,000	13,594	90,500	67,811
Total	$46,296	$44,416	$125,308	$102,092

See Note 12, " Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments.   Changes related to the Company’s debt during 2023 are further described below.

Bank Loans

As part of the acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%). Monthly principal payments on the term loan begin on December 15, 2024.  The revolver matures on September 1, 2024 and the term loan matures on October 26, 2029.

During 2023, the Company made additional principal payments with respect to the SNS Loan ($1.3 million), KWH Loan ($1.1 million) and 2022 Ravix Loan ($0.4 million).

During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Loan revolver.

Subordinated Debt

During 2022, the Company entered into repurchase agreements with certain holders of its subordinated trust preferred debt instruments ("TruPs") that gave the Company the option to repurchase up to 100% of the holder’s principal and deferred interest for a purchase price defined in the contract ("the TruPs Options").   The Company paid $2.3 million to the holder’s for the TruPs Options. See Note 11, "Derivatives," to the Consolidated Financial Statements for a detailed discussion of the TruPS Options.

On March 22, 2023, the Company completed the repurchases using currently available funds from working capital to fund the repurchases. The total amount paid was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the repurchase agreements.  As a result, the Company repurchased $75.5 million of principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2023.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  In order to execute the repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At December 31, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheet.

The Company's subordinated debt is measured and reported at fair value. At December 31, 2023, the carrying value of the subordinated debt is $13.6 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

The $54.2 million decrease in the Company’s subordinated debt between December 31, 2022 and December 31, 2023, is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $2.2 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and December 31, 2023.

Of the $1.9 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and December 31, 2023,  $1.8  million is reported as an increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and  $0.1  million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

The  consolidated statements of comprehensive (loss) income for the year ended December 31, 2023 also includes an increase of $27.2 million as a result of removing the accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.

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

Cash Flows from Continuing Operations

During 2023, the Company reported $26.8 million of net cash used in operating activities from continuing operations, primarily due to:

•	Payment of deferred interest on the trust preferred debt instruments that were repurchased during the year ($16.1 million) and payment of deferred interest on the remaining trust preferred debt instrument ($5.0 million);
•	Outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million); and
•	An indemnity payment to the buyer of Mendota related to loss and loss adjustment expenses ($2.0 million); all of which were partially offset by:
•	Gain on equity investments; and
•	Operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During 2022, the Company reported $2.6 million of net cash used in operating activities from continuing operations, primarily due to:

•	The sale of PWSC, which generated cash flows of $1.8 million through the date of the sale in 2022;
•	A reduction in cash flows from the remaining Extended Warranty companies;
•	Outflows at the holding company related to the TruPs repurchase option ($2.3 million); all of which were partially offset by;
•	Continued cost containment initiatives at the holding company regarding ongoing expenses; and
•	Increases in cash flows from the KSX companies, due to the inclusion of Ravix for the full twelve months in 2022 and the acquisitions of CSuite and SNS.

During 2023, the net cash provided by investing activities from continuing operations was $6.5 million. This source of cash was primarily attributed to:

•	Distributions received by Net Lease from one of its limited liability investment companies of $13.3 million;
•	Proceeds from sales and maturities of fixed maturities and sales of equity securities in excess of purchases of fixed maturities; and
•	The acquisitions of SPI and DDI in 2023, which totaled $13.6 million, net of cash acquired.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

During 2022, the net cash provided by investing activities from continuing operations was $58.1 million. This source of cash was primarily attributed to:

•	Net cash proceeds received, net of cash disposed of from the sale of PWSC, of $35.2 million;
•	Net cash proceeds received from the sale of the CMC Real Property of $26.4 million;
•	Cash proceeds received from the sale of real estate investments of $12.2 million;
•	The acquisitions of CSuite and SNS in 2022, which totaled $13.7 million, net of cash acquired; and
•	Purchases of fixed maturities in excess of proceeds from limited liability investments and from sales and maturities of fixed maturities.

During 2023, the net cash used in financing activities from continuing operations was $39.4 million, primarily attributed to:

•	The repurchase of five of the TruPs for 40.3 million;
•	Principal repayments on bank loans of $9.1 million;
•	Distributions to noncontrolling interest holders of $4.0 million; and
•	Cash paid for repurchase of warrants of $4.0 million and common stock of $3.2 milion, partially offset by
•	Proceeds from the exercise of warrants (reducing the use of cash) of $16.7 million and net proceeds from bank loans of $5.5 million related to the DDI Loan.

During 2022, the net cash used in financing activities from continuing operations was $5.6 million, primarily attributed to:

•	Principal repayments: on bank loans of $5.2 million, notes payable of $6.4 million, which relates to the repayment of the Flower Note;
•	Distributions to noncontrolling interest holders of $6.0 million; and
•	Net proceeds (reducing the use of cash) from bank loans of $12.7 million related to the 2022 Ravix Loan the SNS Loan, and proceeds from the exercise of warrants of $0.5 million.

Holding Company Liquidity

The liquidity of the holding company is managed separately from its subsidiaries. The obligations of the holding company primarily consist of holding company operating expenses; transaction-related expenses; investments; stock repurchases; and any other extraordinary demands on the holding company.

Pursuant to satisfying the covenants under the 2020 KWH Loan, distributions to the holding company in an aggregate amount not to exceed $1.5 million in any 12-month period are permitted.  Also, beginning in 2022, the holding company is permitted to receive a portion of the excess cash flow (as defined in the 2020 KWH Loan document) generated by the KWH subsidiaries in the previous year.  In 2022, the Company was entitled to 50% of the excess cash flow with the other 50% used to pay down the 2020 KWH Loan.  During 2022, the Company received $1.7 million and in March 2022 paid down the KWH 2020 Loan by $1.7 million.  In 2023, the Company was entitled to 75% of the 2022 excess cash flow, or $3.3 million. During the first quarter of 2023, the Company paid down the KWH 2020 Loan by $1.1 million.

The amount of excess cash flow which the Company is entitled to retain is dependent upon the leverage ratio (as defined in the 2020 KWH Loan document):

Percent of excess cash flow
If leverage ratio is	retained by the Company
Greater than 1.75:1.00	50%
Less than 1.75:1.00 but greater than 0.75:1.00	75%
Less than 0.75:1.0	100%

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $4.3 million and $48.9 million at December 31, 2023 and December 31, 2022, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. Such future actions include, but are not limited to, distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.

The holding company cash amounts are reflected in the cash and cash equivalents of $9.1 million and $64.2 million reported at December 31, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.  The significant decrease between December 31, 2022 and December 31, 2023 is primarily due to the repurchase of the trust preferred debt during the first quarter of 2023, as well as the acquisitions of SPI and DDI in September 2023 and October 2023, respectively.

The Company also notes that, as of the filing date, it has an additional $6.5 million available from the second amendment to the 2020 KWH Loan (see Note 12 , " Debt ,"  to the Consolidated Financial Statements), that is available to be drawn.

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

Regulatory Capital

Kingsway Reinsurance Corporation ("Kingsway Re"), our reinsurance subsidiary domiciled in Barbados, is required by the regulator in Barbados to maintain minimum statutory capital of $125,000. Kingsway Re is currently operating with statutory capital near the regulatory minimum, requiring us to periodically contribute capital to fund operating expenses. Kingsway Re incurs operating expenses of approximately $0.1 million per year. As of December 31, 2023, the capital maintained by Kingsway Re was in excess of the regulatory capital requirements in Barbados.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

CONTRACTUAL OBLIGATIONS

Table 3 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt and future minimum payments under operating leases. Interest payments on outstanding debt in Table 3 related to the subordinated debt, the 2020 KWH Loan, the 2021 Ravix Loan, the 2022 Ravix Loan, the SNS Loan and the DDI Loan assume the variable rates remain constant throughout the projection period. Future minimum lease payments in Table 3 include payments on leases for office space that are included in total lease liabilities in Note 13," Leases," to the Consolidated Financial Statements, as well as payments for short-term leases, equipment leases and a lease with an effective date of January 1 2024.

TABLE 3 Cash payments related to contractual obligations projected by period

As of December 31, 2023 (in thousands of dollars)

	2024	2025	2026	2027	2028	Thereafter	Total
Bank loans	6,673	11,819	4,870	4,837	2,070	1,027	31,296
Subordinated debt	—	—	—	—	—	15,000	15,000
Interest payments on outstanding debt	4,065	3,388	2,380	2,038	1,721	6,821	20,413
Future minimum lease payments	647	449	340	257	172	47	1,912
Total	11,385	15,656	7,590	7,132	3,963	22,895	68,621

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

Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingsway Financial Services, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.

KINGSWAY FINANCIAL SERVICES INC.

Revenue Recognition – Extended Warranty Segment – Refer to Note 2 and Note 14 to the financial statements

Critical Audit Matter Description

The Company's revenue from contracts with customers (ASC 606) includes extended warranty service fee and commission income, which is comprised of multiple revenue streams including: vehicle service agreement fees, guaranteed asset protection commissions, maintenance support service fees, and warranty product commissions.  Accordingly, the application of revenue recognition policies for the extended warranty segment requires the Company to exercise significant judgement in the following areas:

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

For these reasons, we identified revenue recognition for the extended warranty segment as a critical audit matter.

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

Denver, CO

March 5, 2024

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,107 and $40,127, respectively)	$36,473	$37,591
Equity investments, at fair value (cost of $73 and $187, respectively)	79	153
Limited liability investments	812	983
Limited liability investments, at fair value	3,496	17,059
Investments in private companies, at adjusted cost	854	790
Other investments, at cost which approximates fair value (net of allowance of $179 and zero, respectively)	6	201
Short-term investments, at cost which approximates fair value	161	157
Total investments	41,881	56,934
Cash and cash equivalents	9,098	64,168
Restricted cash	8,400	13,064
Accrued investment income	914	1,195
Service fee receivable, net of allowance for credit losses of $243 and $147, respectively	10,083	10,304
Other receivables, net of allowance of $5 and $8, respectively	726	3,720
Deferred contract costs	13,734	13,257
Income taxes receivable	1,299	—
Property and equipment, net of accumulated depreciation of $1,158 and $1,041, respectively	1,850	773
Right-of-use asset	886	911
Goodwill	50,358	45,498
Intangible assets, net of accumulated amortization of $28,137 and $22,228, respectively	35,670	33,099
Other assets	5,066	23,249
Assets held for sale	17,752	19,478
Total Assets	$197,717	$285,650
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$22,342	$55,801
Income taxes payable	—	945
Deferred service fees	83,995	82,713
Bank loans	30,822	34,281
Subordinated debt, at fair value	13,594	67,811
Lease liability	1,198	1,217
Net deferred income tax liabilities	5,041	4,176
Liabilities held for sale	16,114	16,585
Total Liabilities	173,106	263,529
Redeemable Class A preferred stock, no par value; 1,000,000 authorized; zero and 149,733 issued and outstanding at December 31, 2023 and December 31, 2022, respectively; redemption amount of zero and $6,013 at December 31, 2023 and December 31, 2022, respectively	—	6,013
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 27,771,790 and 23,437,530 issued at December 31, 2023 and December 31, 2022, respectively; and 27,101,613 and 23,190,080 outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	379,813	359,985
Treasury stock, at cost; 670,177 and 247,450 outstanding at December 31, 2023 and December 31, 2022, respectively	(3,696)	(492)
Accumulated deficit	(346,868)	(370,427)
Accumulated other comprehensive (loss) income	(1,540)	26,605
Shareholders' equity attributable to common shareholders	27,709	15,671
Noncontrolling interests in consolidated subsidiaries	(3,098)	437
Total Shareholders' Equity	24,611	16,108
Total Liabilities, Class A preferred stock and Shareholders' Equity	$197,717	$285,650

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2023	2022
Revenues:
Service fee and commission revenue	$103,244	$93,280
Total revenues	103,244	93,280
Operating expenses:
Claims authorized on vehicle service agreements	23,066	20,895
Commissions	10,208	8,358
Cost of services sold	27,211	18,673
General and administrative expenses	41,805	43,519
Disposal of subsidiary transaction expenses	—	5,408
Total operating expenses	102,290	96,853
Operating income (loss)	954	(3,573)
Other revenues (expenses), net:
Net investment income	1,804	2,305
Net realized gains	761	1,209
Net gain (loss) on equity investments	3,397	(26)
Gain (loss) on change in fair value of limited liability investments, at fair value	78	(1,754)
Net change in unrealized gain on private company investments	63	—
Gain on change in fair value of real estate investments	—	1,488
Impairment losses	(229)	—
(Loss) gain on change in fair value of derivative asset option contracts	(1,366)	16,730
Non-operating other expense	(1,542)	(206)
Interest expense	(6,250)	(8,092)
Amortization of intangible assets	(5,909)	(6,133)
Loss on change in fair value of debt	(68)	(4,908)
Gain on disposal of subsidiary	342	37,917
Gain on extinguishment of debt	31,616	—
Total other revenue, net	22,697	38,530
Income from continuing operations before income tax (benefit) expense	23,651	34,957
Income tax (benefit) expense	(1,899)	4,825
Income from continuing operations	25,550	30,132
Income (loss) from discontinued operations, net of taxes	450	(12,805)
Loss on disposal of discontinued operations, net of taxes	(1,988)	(2,262)
Net income	24,012	15,065
Less: Net income (loss) from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	453	(1,471)
Less: Net loss from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	—	(8,186)
Less: Dividends on preferred stock	74	306
Net income attributable to common shareholders	$23,485	$24,416

Net income from continuing operations attributable to common shareholders	$25,023	$31,297
Net loss from discontinued operations attributable to common shareholders	(1,538)	(6,881)
Net income attributable to common shareholders	$23,485	$24,416

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.97	$1.36
Discontinued operations	$(0.06)	$(0.30)
Basic earnings per share - net income attributable to common shareholders	$0.91	$1.06
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.95	$1.25
Discontinued operations	$(0.06)	$(0.27)
Diluted earnings per share - net income attributable to common shareholders	$0.89	$0.98
Weighted average shares outstanding (in ‘000s):
Basic:	25,713	22,961
Diluted:	26,448	25,304

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended December 31,
	2023	2022

Net income	$24,012	$15,065
Other comprehensive loss, net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	1,095	(2,330)
Reclassification adjustment for amounts included in net income	(197)	22
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized losses arising during the period	(1,836)	(1,930)
Reclassification adjustment for amounts included in net income	(27,177)	—
Other comprehensive loss, net of taxes(1)	(28,115)	(4,238)
Comprehensive (loss) income	$(4,103)	$10,827
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	483	(9,721)
Comprehensive (loss) income attributable to common shareholders	$(4,586)	$20,548
(1) Net of income tax (benefit) expense of $0 and $0 in 2023 and 2022, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

							Shareholders'
						Accumulated	Equity	Noncontrolling
			Additional			Other	Attributable to	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2021	22,882,614	$—	$359,138	$(492)	$(395,149)	$30,779	(5,724)	$13,981	$8,257
Vesting of restricted stock awards, net of share settlements for tax withholdings	73,437	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	125,000	—	788	—	—	—	788	—	788
Exercise of Series B warrants	109,029	—	545	—	—	—	545	—	545
Net income (loss)	—	—	—	—	24,722	—	24,722	(9,657)	15,065
Preferred stock dividends	—	—	(306)	—	—	—	(306)	—	(306)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(6,016)	(6,016)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	2,193	2,193
Other comprehensive loss	—	—	—	—	—	(4,174)	(4,174)	(64)	(4,238)
Redemption of equity awards related to disposal of subsidiary	—	—	(1,056)	—	—	—	(1,056)	—	(1,056)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	876	—	—	—	876	—	876
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	15,671	$437	$16,108
Vesting of restricted stock awards, net of share settlements for tax withholdings	66,768	—	—	—	—	—	—	—	—
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	3,331,661	—	16,658	—	—	—	16,658	—	16,658
Repurchases of Series B warrants	—	—	(4,031)	—	—	—	(4,031)	—	(4,031)
Net income	—	—	—	—	23,559	—	23,559	453	24,012
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4,018)	(4,018)
Repurchases of common stock	(422,727)	—	—	(3,204)	—	—	(3,204)	—	(3,204)
Other comprehensive (loss) income	—	—	—	—	—	(28,145)	(28,145)	30	(28,115)
Stock-based compensation, net of tax withholdings related to net share settlements	—	—	1,189	—	—	—	1,189	—	1,189
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$24,012	$15,065
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from discontinued operations, net of taxes	(450)	12,805
Loss on disposal of discontinued operations, net of taxes	1,988	2,262
Equity in net loss (income) of limited liability investments	44	(293)
Depreciation and amortization expense	6,220	6,449
Stock-based compensation expense	1,639	4,052
Net realized gains	(761)	(1,209)
Net (gain) loss on equity investments	(3,397)	26
(Gain) loss on change in fair value of limited liability investments, at fair value	(78)	1,754
Net change in unrealized gain on private company investments	(63)	—
Gain on change in fair value of real estate investments	—	(1,488)
Loss on change in fair value of debt	68	4,908
Loss (gain) on change in fair value of derivatives	1,643	(17,070)
Loss on change in fair value of contingent consideration	262	1,510
Deferred income taxes, adjusted for SPI and DDI liabilities assumed in 2023	(1,924)	1,406
Impairment losses	229	—
Amortization of fixed maturities premiums and discounts	19	236
Gain on disposal of subsidiary	(342)	(37,917)
Gain on extinguishment of debt	(31,616)	—
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for SPI and DDI (2023) and CSuite and SNS (2022) acquired	1,123	(136)
Other receivables, net, adjusted for CSuite assets acquired in 2022	2,546	(7)
Deferred contract costs	(477)	(2,327)
Other assets, adjusted for SPI and DDI (2023) and CSuite and SNS (2022) assets acquired	945	(2,067)
Deferred service fees, adjusted for SPI liabilities assumed in 2023	859	(6,504)
Other, net, adjusted for SPI and DDI (2023) and CSuite and SNS (2022) assets acquired and liabilities assumed	(29,338)	15,916
Cash used in operating activities - continuing operations	(26,849)	(2,629)
Cash provided by (used in) operating activities - discontinued operations	663	(11,945)
Net cash used in operating activities	(26,186)	(14,574)
Investing activities:
Proceeds from sales and maturities of fixed maturities	8,468	9,714
Proceeds from sales of equity investments	3,471	—
Purchases of fixed maturities	(6,467)	(14,211)
Net proceeds from limited liability investments	314	1,577
Net proceeds from limited liability investments, at fair value	14,123	621
Net proceeds from investments in private companies	39	258
Proceeds from sale of real estate investments	—	12,150
Net proceeds from other investments and short-term investments	16	55
Net proceeds from disposal of subsidiary, net of cash disposed of $1,391	342	35,158
Acquisition of businesses, net of cash acquired	(13,633)	(13,689)
Net (purchases) disposals of property and equipment, adjusted for DDI assets acquired in 2023	(205)	26,461
Cash provided by investing activities - continuing operations	6,468	58,094
Cash (used in) provided by investing activities - discontinued operations	(11)	42,846
Net cash provided by investing activities	6,457	100,940
Financing activities:
Proceeds from exercise of warrants	16,658	545
Cash paid for repurchase of warrants	(4,031)	—
Cash paid for repurchase of common stock	(3,204)	—
Distributions to noncontrolling interest holders	(4,018)	(6,016)
Payment of contingent consideration from acquisition	(375)	(750)
Taxes paid related to net share settlements of restricted stock awards	(450)	(396)
Principal proceeds from bank loans, net of debt issuance costs of $68 in 2023 and $167 in 2022	5,533	12,682
Principal payments on bank loans	(9,113)	(5,228)
Purchase of subordinated debt	(40,328)	—
Payment of debt issuance costs	(25)	—
Principal payments on notes payable	—	(6,411)
Cash used in financing activities - continuing operations	(39,353)	(5,574)
Cash used in financing activities - discontinued operations	(610)	(32,358)
Net cash used in financing activities	(39,963)	(37,932)
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(59,734)	49,891
Cash and cash equivalents and restricted cash at beginning of period	77,802	29,899
Less: cash and cash equivalents and restricted cash of discontinued operations	570	2,558
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	77,232	27,341
Cash and cash equivalents and restricted cash of continuing operations at end of period	$17,498	$77,232

KINGSWAY FINANCIAL SERVICES INC.

	Years ended December 31,
	2023	2022
Supplemental disclosures of cash flows information:
Cash paid by continuing operations during the year for:
Interest	$24,581	$1,427
Income taxes	$1,894	$501
Non-cash investing and financing activities from continuing operations:
Conversion of redeemable Class A preferred stock to common stock	$6,086	$788
Accrued dividends on Class A preferred stock issued	$74	$306

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

The accompanying information in the 2023 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The consolidated financial statements are prepared as of December 31, 2023 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.

The Company's subsidiaries Argo Holdings Fund I, LLC ("Argo Holdings"), Flower Portfolio 001, LLC ("Flower") and Net Lease Investment Grade Portfolio LLC ("Net Lease") meet the definition of an investment company and follow the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.  Flower and Net Lease were both dissolved during 2023.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

The critical accounting estimates and assumptions in the accompanying consolidated financial statements include, but are not limited to, revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations; contingent consideration; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; and fair value assumptions for derivative instruments.

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

Investments in fixed maturities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax.

Equity investments include common stocks and are reported at fair value. Changes in fair value of equity investments are recognized in net income.

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

Limited liability investments, at fair value are accounted for at fair value with changes in fair value included in gain (loss) on change in fair value of limited liability investments, at fair value. The difference between the end of the reporting period of the limited liability investments, at fair value and that of the Company is no more than three months.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. These investments do not have readily determinable fair values and, therefore, are reported at cost, adjusted for observable price changes and impairments. Changes in carrying value are included in net change in unrealized gain on private company investments.

Other investments include collateral loans and are reported at their unpaid principal balance, net of an allowance for credit losses, which approximates fair value.

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

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of an instrument falls below its cost or amortized cost.

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

Prior to January 1, 2023, the Company's assessment of whether an impairment loss for a fixed maturity security occurred incorporated both quantitative and qualitative information.  Factors considered in determining whether a loss was other-than-temporary included the length of time and extent to which fair value had been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

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

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract are recorded in commissions in the consolidated statements of operations. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

(i)	Property and equipment:

Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. The Company estimates useful life to be three to ten years for leasehold improvements; three to seven years for furniture and equipment; three to ten years for computer hardware; and five years for medical equipment.

(j)	Goodwill and intangible assets:

When the Company acquires a subsidiary or other business where it exerts significant influence, the fair value of the net tangible and intangible assets acquired is determined and compared to the amount paid for the subsidiary or business acquired. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

The Company entered into a pay fixed, receive variable interest rate swap contract to reduce its exposure to changes in interest rates.  The interest rate swap contract is included in other assets in the consolidated balance sheets. The Company has not elected hedge accounting for the interest rate swap, therefore changes in fair value are recorded in current period earnings and are included in interest expense in the consolidated statements of operations.

During the third quarter of 2022, the Company entered into three trust preferred debt repurchase option agreements. The trust preferred debt repurchase options are included in other assets in the consolidated balance sheet at December 31, 2022 with changes in fair value included in (loss) gain on change in fair value of derivative asset option contracts in the consolidated statement of operations. The Company exercised the repurchase options during the first quarter of 2023.

(l)	Debt:

Bank loans are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in gain on extinguishment of debt.

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

Service fee and commission revenue and contract balances

Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions, business services consulting revenue, healthcare services revenue and software license and support revenue based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged5.75% to 14% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Homebuilder warranty service fees and homebuilder warranty commissions related to the Company's former subsidiary Professional Warranty Services Corporation ("PWSC") which was disposed of on July 22, 2022.

Business services consulting revenue includes the revenue from providing outsourced finance and human resources consulting services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned as services are provided.

Healthcare services revenue includes revenue from providing healthcare professional staffing services and outsourced cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. The Company invoices for healthcare services revenue based on contracted rates.  Revenue is earned as services are provided.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Software license and support revenue includes revenue from the sale or rental of software products created exclusively to serve the management needs of all types of shared-ownership properties.  Software licenses are on-premise at customer locations and considered fully functional when made available and delivered to the customer. As the customer can use and benefit from the license on its own, software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the customer can use and benefit from the license.  The Company's software licenses are sold as term licenses, and the contracts include software support services, which are accounted for as separate performance obligations.  The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used to allocate revenue when the contract arrangement includes a software license and has at least one performance obligation for which the stand-alone selling price ("SASP") is observable, such as the software support services.  The residual method is used as the selling price for software licenses in circumstances when the transaction price is highly variable and the SASP is not discernable from past transactions or other observable evidence.  The Company evaluates the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SASP.  Software support revenue is recognized ratably over the contract period as services are rendered. The SASP of software support is consistent with the stand-alone pricing of subsequent software support renewals.

Contract balances

The timing of revenue recognition may differ from the timing of billing and cash receipts from customers. A contract asset is established for revenue that is recognized prior to billing the customer and is included in other assets in the consolidated balance sheets. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded. When payment is made prior to satisfaction of performance obligations, a contract liability is established which is recorded as deferred service fees in the consolidated balance sheets. If the satisfaction of the performance obligation occurs over time, the contract liability is reversed over the contract term, as the services are provided to the customer. If the satisfaction of the performance obligation is at a point in time, the contract liability reverses upon delivery to the customer.

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

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. ASU 2016-13 requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income.  For available-for-sale fixed maturities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturities where there is an intent to sell, impairment will continue to result in a write down of amortized cost.

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

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company does not expect the adoption of ASU 2023-02 to have an impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in  August 2018 ("ASU 2023-06"), which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by  June 30, 2027. No amendments were effective at  December 31, 2023. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on its consolidated financial statements.

In  November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for public companies with annual periods beginning after  December 15, 2023, and interim periods within annual period beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies with annual periods beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 4 ACQUISITIONS

During the years ended December 31, 2023 and December 31, 2022, the Company incurred acquisition expenses related to business combinations of $0.7 million and $1.1million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

Systems Products International, Inc.

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of Systems Products International, Inc. ("SPI") for aggregate cash consideration of $2.8 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  SPI, based in Miami, Florida, is a vertical market software company, created exclusively to serve the management needs of all types of shared-ownership properties. As further discussed in Note 22, "Segmented Information," SPI is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s fourth acquisition under its novel CEO Accelerator program and its first in the vertical market software space and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation during the first quarter of 2024.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The goodwill of $0.1 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary estimated allocation of the SPI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 7, 2023
Cash and cash equivalents	$121
Restricted cash	6
Service fee receivable	381
Goodwill	107
Intangible asset not subject to amortization - trade name	120
Intangible asset subject to amortization - customer relationships	1,000
Intangible asset subject to amortization - developed technology	600
Other assets	1,789
Total assets	$4,124

Accrued expenses and other liabilities	$125
Deferred service fees	423
Net deferred income tax liabilities	776
Total liabilities	$1,324

Purchase price	$2,800

The consolidated statements of operations include the earnings of SPI from the date of acquisition. From the date of acquisition through  December 31, 2023, SPI earned revenue of $0.8 million and had a net income of $0.4 million.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Digital Diagnostics Imaging, Inc.

On October 26, 2023, the Company acquired 100% of the outstanding equity interests of Digital Diagnostics Imaging, Inc. ("DDI") for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  DDI, based in Wall, New Jersey, is a provider of fully managed outsourced cardiac telemetry services.  As further discussed in Note 22, "Segmented Information," DDI is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s fifth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities ass umed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation during the first quarter of 2024.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 9 , " Intangible Assets ," for further disclosure of the intangible assets related to this acquisition. The goodwill of  $4.8 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary estimated allocation of the DDI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 26, 2023
Cash and cash equivalents	$124
Service fee receivable	522
Property and equipment, net	1,183
Right-of-use asset	145
Goodwill	4,762
Intangible asset not subject to amortization - trade name	260
Intangible asset subject to amortization - customer relationships	6,500
Other assets	7
Total assets	$13,503

Accrued expenses and other liabilities	$214
Income taxes payable	141
Lease liability	145
Net deferred income tax liabilities	2,013
Total liabilities	$2,513

Purchase price	$10,990

The consolidated statements of operations include the earnings of DDI from the date of acquisition. From the date of acquisition through  December 31, 2023, DDI earned revenue of $0.9 million and had net income of $1.5 million, primarily related to a tax benefit recognized for the partial release of the Company’s deferred tax valuation allowance related to the acquired deferred tax liabilities.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

CSuite Financial Partners, LLC

On November 1, 2022, the Company acquired 100% of the outstanding equity interests of CSuite Financial Partners, LLC ("CSuite").  CSuite, based in Manhattan Beach, California, is a national financial executive services firm providing financial management leadership to companies in every industry, regardless of size, throughout the United States.  As further discussed in Note 22, "Segmented Information," CSuite is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s second acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

The Company acquired CSuite for aggregate cash consideration of approximately $8.5 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the first quarter of 2023.  The Company will also pay additional contingent consideration, only to the extent earned, in an aggregate amount of up to $3.6 million, which is subject to certain conditions, including the successful achievement of certain financial metrics for CSuite during the three-year period commencing on the first full calendar month following the acquisition date.  The estimated fair value of the contingent consideration obligation at  December 31, 2023 and  December 31, 2022 was zero.

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

The following table summarizes the estimated allocation of the CSuite assets acquired and liabilities assumed at the date of acquisition:

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

The following table summarizes the estimated allocation of the SNS assets acquired and liabilities assumed at the date of acquisition:

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

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the Company's consolidated financial statements for the year ended December 31, 2023 and December 31, 2022 as if DDI, CSuite and SNS had been acquired on January 1 of the year prior to the acquisitions. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisitions of DDI, CSuite and SNS, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the DDI, CSuite and SNS acquisitions (see Note 12, "Debt"), tax related adjustments and acquisition-related expenses.  The pro forma effects of the SPI acquisition are not material to the Company’s consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022.

(in thousands, except per share data)	Years ended December 31,
	2023	2022
Revenues	$107,188	$125,510
Income from continuing operations attributable to common shareholders	$24,593	$33,614
Basic earnings per share - continuing operations	$0.96	$1.46
Diluted earnings per share - continuing operations	$0.93	$1.34

NOTE 5 DISPOSAL AND DISCONTINUED OPERATIONS

(a)	Disposal

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

To the extent the EBITDA of PWSC (as defined in the Agreement) for the one-year period following the sale transaction exceeds 103% of the EBITDA at the closing of the sale transaction (the "Closing EBITDA"), PWS LLC and Gordy will also be entitled to receive an earnout payment in an amount equal to five times the EBITDA in excess of 103% of Closing EBITDA.  The Company has estimated the potential earnout payment to be zero as of December 31, 2023.

As a result of the sale, the Company recognized a net gain on disposal of $37.9 million, net of direct selling costs of $1.7 million, during the year ended  December 31, 2022.  The sale of PWSC did not represent a strategic shift that would have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.  The earnings of PWSC, which was included in the Extended Warranty segment, are included in the consolidated statements of operations through the July 29, 2022 disposal date.  The assets, liabilities and equity (including the non-controlling interest) of PWSC were deconsolidated effective July 29, 2022.

The sale of PWSC represents the disposal of a significant subsidiary of the Company, that had contributions to Extended Warranty service fee and commission revenue of $4.9 million for the year ended  December 31, 2022.   Additionally, PWSC had a pre-tax loss of $5.5 million for the year ended  December 31, 2022, of which $4.4 million was attributable to the controlling interest.  At the July 29, 2022 disposal date, PWSC had service fee receivables totaling $0.7 million, intangible assets, net of $2.3 million, deferred service fees of $7.6 million and a non-controlling interest of ($2.2) million.

During the year ended  December 31, 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to working capital adjustments and release of escrowed amounts withheld for purposes of indemnification claims.

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

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage. During the first quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the fourth quarter of 2023, the Company recognized an estimated non-cash, loss on disposal of $2.0 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations. The loss is a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.   In conjunction with the sale of the CMC Real Property, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  December 31, 2023 and December 31, 2022.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Summary financial information for Leased Real Estate included in income (loss) from discontinued operations, net of taxes in the statements of operations for the years ended  December 31, 2023 and December 31, 2022 is presented below:

(in thousands)	Years ended December 31,
	2023	2022
(Loss) income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$1,251	$14,567
Total revenues	1,251	14,567
Expenses:
Cost of services sold	199	204
General and administrative expenses	254	20,778
Leased real estate segment interest expense	361	6,387
Non-operating other (revenue) expense	(13)	154
Amortization of intangible assets	—	206
Total expenses	801	27,729
Income (loss) from discontinued operations before income tax benefit	450	(13,162)
Income tax benefit	—	(357)
Income (loss) from discontinued operations, net of taxes	$450	$(12,805)

For the years ended  December 31, 2023 and December 31, 2022, pre-tax income from discontinued operations of $0.5 million and pre-tax loss of $10.7 million was attributable to the controlling interest, respectively.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$612	$570
Property and equipment, net	16,171	16,160
Intangible assets, net	2,748	2,748
Loss on write-down of disposal group	(1,779)	—
Assets held for sale	$17,752	$19,478
Liabilities
Accrued expenses and other liabilities	$885	$473
Notes payable	15,229	16,112
Liabilities held for sale	$16,114	$16,585

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022 and loss on disposal of discontinued operations, net of taxes in the consolidated statement of operations for the year ended  December 31, 2022.  There were no payments made by the Company related to the open claims during the year ended  December 31, 2022.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.  The Company has no remaining exposure with respect to the open claims.

Summary

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate and Mendota, in the statements of operations for the years ended  December 31, 2023 and December 31, 2022 is comprised of the following:

(in thousands)	Years ended December 31,
	2023	2022
Loss on disposal of discontinued operations before income tax benefit	(1,988)	(26,751)
Income tax benefit	—	(24,489)
Loss on disposal of discontinued operations, net of taxes	$(1,988)	$(2,262)

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 6 VARIABLE INTEREST ENTITIES

(a)	Consolidated VIEs

Argo Holdings Fund I, LLC

The Company holds a 43.4% investment in Argo Holdings at December 31, 2023 and December 31, 2022. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2023 and December 31, 2022.

Net Lease Investment Grade Portfolio, LLC

The Company held a 71.0% investment in Net Lease at  December 31, 2022.  Net Lease distributed its remaining net assets and was dissolved during the fourth quarter of 2023.  At December 31, 2022 Net Lease held one commercial property under a triple net lease, which was encumbered by a mortgage loan. The property was sold during the first quarter of 2023.  Net Lease was considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest.  The Company held a variable interest in Net Lease due to its right to absorb significant economics in Net Lease and to control the management decisions of Net Lease, which allowed the Company to hold the power to direct the significant activities of Net Lease.  As such, the Company was the primary beneficiary of Net Lease and consolidated Net Lease at  December 31, 2022.

The following table summarizes the assets and liabilities related to VIEs consolidated by the Company at December 31, 2023 and December 31, 2022:

(in thousands)	December 31,
	2023	2022
Assets
Limited liability investments, at fair value	$3,496	$17,059
Cash and cash equivalents	270	573
Accrued investment income	527	829
Total Assets	4,293	18,461
Liabilities
Accrued expenses and other liabilities	289	333
Total Liabilities	$289	$333

No arrangements exist requiring the Company to provide additional funding to the consolidated VIEs in excess of the Company’s unfunded commitments to its consolidated VIEs. At December 31, 2023 and December 31, 2022, the Company had no unfunded commitments. There are no restrictions on assets consolidated by these VIEs. There are no structured settlements of liabilities consolidated by these VIEs. Creditors have no recourse to the general credit of the Company as the primary beneficiary of these VIEs.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2023 and December 31, 2022, the Company had no unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2023 and December 31, 2022:

(in thousands)	December 31,
	2023		2022
		Maximum Loss		Maximum Loss
	Carrying Value	Exposure	Carrying Value	Exposure
Investments in non-consolidated VIEs	$854	$854	$940	$940

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2023 and December 31, 2022:

(in thousands)	December 31,
	2023		2022
	Carrying		Carrying
	Value	Percent of total	Value	Percent of total
Investments in non-consolidated VIEs:
Non-real estate related	854	100.0%	940	100.0%
Total investments in non-consolidated VIEs	$854	100.0%	$940	100.0%

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2023 and December 31, 2022. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2023	2022
Assets	$222,249	$241,050
Liabilities	$313,573	$330,470
Equity	$(91,324)	$(89,420)

(in thousands)	December 31,
	2023	2022
Net income	$8,306	$16,330

NOTE 7 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive (loss) income, and estimated fair value of the Company's available-for-sale investments at December 31, 2023 and December 31, 2022 are summarized in the tables shown below:

(in thousands)	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,384	$8	$395	$12,997
States, municipalities and political subdivisions	2,885	3	105	2,783
Mortgage-backed	9,724	23	494	9,253
Asset-backed	1,254	1	45	1,210
Corporate	10,860	18	648	10,230
Total fixed maturities	$38,107	$53	$1,687	$36,473

(in thousands)	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$15,797	$—	$717	$15,080
States, municipalities and political subdivisions	2,390	—	158	2,232
Mortgage-backed	9,058	1	647	8,412
Asset-backed	1,682	—	72	1,610
Corporate	11,200	1	944	10,257
Total fixed maturities	$40,127	$2	$2,538	$37,591

The table below summarizes the Company's fixed maturities at December 31, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2023
		Estimated Fair
	Amortized Cost	Value
Due in one year or less	$6,021	$5,922
Due after one year through five years	26,223	25,155
Due after five years through ten years	1,144	1,067
Due after ten years	4,719	4,329
Total	$38,107	$36,473

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of December 31, 2023 and December 31, 2022. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,237	$46	$7,940	$349	$11,177	$395
States, municipalities and political subdivisions	—	—	1,705	105	1,705	105
Mortgage-backed	737	11	6,067	483	6,804	494
Asset-backed	—	—	1,050	45	1,050	45
Corporate	937	11	8,013	637	8,950	648
Total fixed maturities	$4,911	$68	$24,775	$1,619	$29,686	$1,687

(in thousands)					December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,543	$126	$10,537	$591	$15,080	$717
States, municipalities and political subdivisions	1,040	73	937	85	1,977	158
Mortgage-backed	2,248	93	5,756	554	8,004	647
Asset-backed	1,251	39	299	33	1,550	72
Corporate	3,244	155	6,760	789	10,004	944
Total fixed maturities	$12,326	$486	$24,289	$2,052	$36,615	$2,538

At December 31, 2023, there are approximately 181 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at December 31, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit-related, including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at December 31, 2023.

At  December 31, 2022, there are approximately 208 individual available-for-sale investments that were in unrealized loss positions. Prior to the adoption of ASU 2016-13, the Company performed an analysis of the individual investments to determine if declines in market value were other-than-temporary.  The Company reviewed currently available information, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities with estimated fair values less than their carrying amounts and believes these unrealized losses are not other-than-temporary and are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell those investments before recovery of its amortized cost.

The establishment of an impairment loss on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments for factors that may indicate a decline in fair value below its cost, amortized cost or modified cost. Refer to the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion & Analysis for further information regarding the Company's detailed analysis and factors considered in recording an impairment loss on an investment.

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the years ended December 31, 2023 and December 31, 2022.

The Company does not have any exposure to subprime mortgage-backed investments.

As of December 31, 2023 and December 31, 2022, the carrying value of limited liability investments totaled $0.8 million and $1.0 million, respectively.  The Company recorded impairments related to limited liability investments of $0.1 million and zero for the years ended  December 31, 2023 and December 31, 2022, respectively, which are included in impairment losses in the consolidated statements of operations.  At December 31, 2023, the Company has no unfunded commitments related to limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Limited liability investments, at fair value represents the underlying investments of the Company’s consolidated entities Argo Holdings and Net Lease (at December 31, 2022 only).  As of December 31, 2023 and December 31, 2022, the carrying value of the Company's limited liability investments, at fair value was $3.5 million and $17.1 million, respectively.  The Company recorded impairments related to limited liability investments, at fair value of $0.1 million and less than $0.1 million for the years ended  December 31, 2023 and December 31, 2022, respectively, which are included in gain (loss) on change in fair value of limited liability investments, at fair value in the consolidated statements of operations. At  December 31, 2023, the Company has no unfunded commitments related to limited liability investments, at fair value.

The Company consolidated the financial statements of Net Lease on a three-month lag. Net Lease owned investments in limited liability companies that held investment properties.

•

During the fourth quarter of 2022, one of Net Lease's limited liability companies refinanced their existing debt.  Debt proceeds of $5.2 million were distributed to Net Lease, which decreased Net Lease's investment in the limited liability company, which the Company recorded during the first quarter of 2023.

•

During the first quarter of 2023, Net Lease sold its final investment property for $15.8 million.  Net Lease received net proceeds of $8.1 million after the repayment of debt at the limited liability company and transaction expenses.

•	As a result of the sale and subsequent distribution of the net proceeds, the carrying value of Net Lease's investments in limited liability companies is zero at December 31, 2023.

As of December 31, 2023 and December 31, 2022, the carrying value of the Company’s investments in private companies totaled $0.9 million and $0.8 million. For the years ended December 31, 2023 and December 31, 2022, the Company recorded adjustments of $0.1 million and zero, respectively, to increase the fair value of certain investments in private companies for observable price changes, which are included in unrealized gain on private company investments in the consolidated statements of operations.

The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the years ended December 31, 2023 and December 31, 2022.

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

Net investment income for the years ended December 31, 2023 and December 31, 2022, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2023	2022
Investment income
Interest from fixed maturities	$1,018	$556
Dividends	97	159
(Loss) income from limited liability investments	(44)	293
Income from limited liability investments, at fair value	—	4
Income from real estate investments	—	795
Other	839	612
Gross investment income	1,910	2,419
Investment expenses	(106)	(114)
Net investment income	$1,804	$2,305

Net realized gains on investments for the years ended December 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	Years ended December 31,
	2023	2022
Available-for-sale fixed maturities:
Gross realized gains	$9	$2
Gross realized losses	(6)	(25)
Net realized gains (losses) on available-for-sale fixed maturities	3	(23)
Limited liability investments	238	366
Limited liability investments, at fair value	481	608
Investments in private companies	39	258
Net realized gains	$761	$1,209

Net gain (loss) on equity investments for the years ended December 31, 2023 and December 31, 2022 is comprised as follows:

(in thousands)	Years ended December 31,
	2023	2022
Net gains recognized on equity investments sold during the period	$3,383	$—
Change in unrealized gains (losses) on equity investments held at end of the period	14	(26)
Net gain (loss) on equity investments	$3,397	$(26)

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Prior to the second quarter of 2023, the Company held 400,000 warrants in Limbach Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants and received 110,036 shares of Limbach common stock.  During the third quarter of 2023, the Company sold all of its Limbach common shares.  The Company recorded total gains related to Limbach of $3.3 million during the year ended  December 31, 2023.

NOTE 8 GOODWILL

The following table summarizes goodwill activity for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2021	$40,627	$7,905	$732	$49,264
Acquisitions	—	5,708	—	5,708
Goodwill disposed of related to PWSC	(9,474)	—	—	(9,474)
Balance, December 31, 2022	31,153	13,613	732	45,498
Acquisitions	—	4,870	—	4,870
Measurement period adjustment	—	(10)	—	(10)
Balance, December 31, 2023	$31,153	$18,473	$732	$50,358

As further discussed in Note 4, "Acquisitions," during 2023 the Company recorded goodwill of $0.1 million related to the acquisition of SPI on September 7, 2023 and $4.8 million related to the acquisition of DDI on October 26, 2023.  The goodwill related to these acquisitions is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocations during the first quarter of 2024.  The estimates, allocations and calculations recorded at December 31, 2023 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 4 , " Acquisitions ," during 2022, the Company recorded goodwill of $4.1  million related to the acquisition of CSuite on November 1, 2021 and $1.6  million related to the acquisition of SNS on November 18, 2022.  Also,  during the first quarter of 2023 the Company settled the working capital true-up, related to the acquisition of CSuite, that decreased goodwill by less than $0.1 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  Based on the assessment performed, no goodwill impairments were recognized in 2023 and 2022.

NOTE 9 INTANGIBLE ASSETS

Intangible assets at December 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)		December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	39,942	19,521	20,421
Developed technology	600	18	582
Intangible assets not subject to amortization
Trade names	14,667	—	14,667
Total	$63,807	$28,137	$35,670

(in thousands)		December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	32,442	13,630	18,812
Intangible assets not subject to amortization			—
Trade names	14,287	—	14,287
Total	$55,327	$22,228	$33,099

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," during  2023 and 2022, the Company recorded:

(in thousands)	SPI	DDI	CSuite	SNS
Acquisition Date	September 7, 2023	October 26, 2023	November 1, 2022	November 18, 2022
Customer Relationships	$1,000	$6,500	$2,500	$3,600
Amortization Period	13 years	11 years	7 years	9 years
Developed Technology	$600	n/a	n/a	n/a
Amortization Period	10 years	-	-	-
Trade Name	$120	$260	$1,500	$3,100
Amortization Period	Indefinite	Indefinite	Indefinite	Indefinite
Total Intangibles	$1,720	$6,760	$4,000	$6,700

The intangible assets related to the SPI and DDI acquisitions are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price during the first quarter of 2024. The estimates, allocations and calculations recorded at December 31, 2023 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $5.9 million and $6.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. The estimated aggregate future amortization expense of all intangible assets is $5.7 million for 2024, $4.5 million for 2025, $3.4 million for 2026, $2.5 million for 2027, $1.8 million for 2028 and $3.1 million thereafter.

The trade names intangible assets have indefinite useful lives and are not amortized. As of November 30, 2023 and 2022, the Company conducted its annual qualitative assessment.  As a result, the Company determined that certain trade names should be further examined under a quantitative approach.  Based on the results of the quantitative approach, the Company did not record any impairment.  However, the Company notes that certain of its indefinite-lived intangible assets are sensitive to changes in interest rates, as well as the performance of the underlying business.  Changes in interest rates and/or if the business underlying the intangible asset performs below the assumptions used in the original purchase accounting could cause certain intangible assets to become impaired.

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)		December 31, 2023
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$585	$225	$360
Furniture and equipment	287	250	37
Computer hardware	1,080	660	420
Medical equipment	1,056	23	1,033
Total	$3,008	$1,158	$1,850

(in thousands)		December 31, 2022
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$485	$206	$279
Furniture and equipment	375	319	56
Computer hardware	954	516	438
Total	$1,814	$1,041	$773

For the years ended December 31, 2023 and December 31, 2022, depreciation expense on property and equipment of $0.3 million and $0.3 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

The notional amount of the interest rate swap contract is$6.8 million at December 31, 2023.  At December 31, 2023 and  December 31, 2022, the fair value of the interest rate swap contract was an asset of less than $0.1 million and $0.3 million, respectively, which is included in other receivables in the consolidated balance sheets.  During the years ended December 31, 2023 and  December 31, 2022, the Company recognized a loss of $0.3 million and a gain of $0.3 million, respectively, related to the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and within cash flows used in operating activities from continuing operations in the consolidated statements of cash flows.  Net cash receipts of $0.3 million and $0.1 million were made to the Company during the years ended  December 31, 2023 and  December 31, 2022, respectively, to settle a portion of the liabilities related to the interest rate swap agreement.  These cash receipts are reflected as cash inflows in the consolidated statements of cash flows within net cash used in operating activities from continuing operations.

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

In February 2023, the Company entered into amendments to the repurchase agreements described above that gave the Company an additional discount on the total repurchase price if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of its intent to exercise its options to repurchase 100% of the principal. On March 22, 2023, the Company completed the repurchases.  See Note 12, "Debt," for further discussion.

The August Option,  September 20 Option and September 26 Options (collectively "the TruPs Options") are derivative contracts. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.  The TruPs options are recorded in the consolidated balance sheet at December 31, 2022 at fair value with changes in fair value recorded in the consolidated statements of operations.  See Note 23, "Fair Value of Financial Instruments," for further discussion.

At December 31, 2022, the fair value of the TruPs Options contracts was $19.0 million, which is included in other assets in the consolidated balance sheet. During the year ended December 31, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million, which is included in (loss) gain on change in fair value of derivative asset option contracts in the consolidated statements of operations and as an adjustment to calculate cash flows used in operating activities in the consolidated statements of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the year ended December 31, 2023 with respect to the TruPs Options contracts.

During the year ended December 31, 2022, the Company recognized an initial gain of $11.4 million, equal to the difference between the fair value of the TruPs Options contracts at the date of inception and the cash consideration paid, and a subsequent gain on change in fair value of $5.3 million, both of which are included in (loss) gain on change in fair value of derivative asset option contracts in the consolidated statements of operations and as an adjustment to calculate cash flows used in operating activities from continuing operations in the consolidated statements of cash flows.  No cash payments were made to repurchase any of the TruPs during the year ended December 31, 2022 with respect to the TruPs Options contracts.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 12 DEBT

Debt consists of the following instruments at December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023			December 31, 2022
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$4,650	$4,650	$4,811	$5,300	$5,300	$5,460
2022 Ravix Loan	4,925	4,769	5,027	5,950	5,754	6,245
SNS Loan	5,142	5,063	5,243	6,850	6,755	6,921
DDI Loan	5,600	5,534	5,841	—	—	—
2020 KWH Loan	10,979	10,806	11,240	16,708	16,472	16,819
Total bank loans	31,296	30,822	32,162	34,808	34,281	35,445
Subordinated debt	15,000	13,594	13,594	90,500	67,811	67,811
Total	$46,296	$44,416	$45,756	$125,308	$102,092	$103,256

Subordinated debt mentioned above consists of the following trust preferred debt instrument at December 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

Subordinated debt mentioned above consists of the following trust preferred debt instruments at  December 31, 2022:

Principal
Issuer	(in thousands)	Issue date	Interest	Redemption date
Kingsway CT Statutory Trust I	$15,000	12/4/2002	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	12/4/2032
Kingsway CT Statutory Trust II	$17,500	5/15/2003	annual interest rate equal to LIBOR, plus 4.10% payable quarterly	5/15/2033
Kingsway CT Statutory Trust III	$20,000	10/29/2003	annual interest rate equal to LIBOR, plus 3.95% payable quarterly	10/29/2033
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to LIBOR, plus 4.20% payable quarterly	5/22/2033
Kingsway DE Statutory Trust IV	$10,000	9/30/2003	annual interest rate equal to LIBOR, plus 3.85% payable quarterly	9/30/2033
Kingsway DE Statutory Trust VI	$13,000	12/16/2003	annual interest rate equal to LIBOR, plus 4.00% payable quarterly	1/8/2034

(a)	Bank loans:

Ravix

As part of the acquisition of Ravix on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan requires monthly payments of principal and interest.  The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%.  At December 31, 2023, the interest rate was 9.00%. The term loan matures on October 1, 2027.   The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheet at December 31, 2023 at itsunpaid principal balance.

Subsequent to the acquisition of CSuite on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At December 31, 2023, the interest rate was 9.25%.   The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.  At December 31, 2023 and  December 31, 2022, the balance of the 2022 Revolver was zero.

The Company also recorded as a discount to the carrying value of the 2022 Ravix Loan issuance costs of $0.1 million specifically related to the 2022 Ravix Loan.  The 2022 Ravix Loan is carried in the consolidated balance sheet at December 31, 2023 at itsamortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

SNS

As part of the asset acquisition of SNS on November 18, 2022, the Company formed Secure Nursing Service LLC, which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2023, the interest rate was 9.00%.  Monthly principal payments on the term loan began on November 15, 2023.  The revolver matures on May 2, 2025 and the term loan matures on November 18, 2028.  Subsequent to November 18, 2022, SNS borrowed under the revolver.  During 2023, SNS repaid the amount borrowed under the revolver.  The carrying values at December 31, 2023 and  December 31, 2022 for the SNS Loan includes $5.1 million and $6.4 million, respectively, related to the term loan, andzero and $0.4 million, respectively, related to the revolver.

The Company also recorded as a discount to the carrying value of the SNS Loan issuance costs of $0.1 million specifically related to the SNS Loan.  The SNS Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the monthly pay-down of principal starting November 15, 2023, as well as amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the SNS Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The SNS Loan is secured by certain of the equity interests and assets of SNS.

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

DDI

As part of the asset acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  A t December 31, 2023 , the interest rate was 9.00%.  Monthly principal payments on the term loan begin on December 15, 2024.   The revolver matures on September 1, 2024  and the term loan matures on October 26, 2029 .    The carrying value at December 31, 2023  for the DDI Loan include s  $5.5  million r ela ted to the term loan and  zero  related to the revolver.

The Company also recorded as a discount to the carrying value of the DDI Loan issuance costs of $0.1 million specifically related to the DDI Loan.  The DDI Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the DDI Loan disclosed in the table above is derived from quoted market prices ofB and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The DDI Loan is secured by certain of the equity interests and assets of DDI.

The DDI Loan contains a number of covenants, including, but not limited to, a senior leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the DDI Loan that, among other things, restrict DDI’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

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

The 2020 KWH Loan had an annual interest rate equal to LIBOR having a floor of 0.75%, plus 2.75%.  During the second quarter of 2022, the 2020 KWH Loan was amended to change the annual interest rate to be equal to the Secured Overnight Financing Rate ("SOFR"), having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At December 31, 2023, the interest rate was 8.22%.  The 2020 KWH Loan matures on December 1, 2025.  The carrying values at December 31, 2023 and  December 31, 2022 include $10.3 millionand $16.0 million, respectively, related to the term loan and $0.5 million and $0.5 million, respectively, related to the revolver.

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

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025.  All or any portion of the KWH DDTL, subject to a $2 million minimum draw amount, may be requested at any time through February 27, 2024.  The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH.  Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL.  The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods.  The Company did not draw down on the KWH DDTL during the year ended  December 31, 2023.

During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Loan revolver.

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

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 11, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the consolidated statement of operations for the year ended  December 31, 2023.  At December 31, 2023, the Company has $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The $54.2 million decrease in the Company’s subordinated debt between December 31, 2022 and December 31, 2023 is attributed to the following:

•	A decrease of $56.1 million as a result of the repurchase of trust preferred debt during the first quarter of 2023;
•	A decrease of $0.3 million related to the change in fair value of the repurchased trust preferred debt instruments between December 31, 2022 and the repurchase dates; and
•	An increase of $2.2 million related to the change in fair value of the remaining trust preferred debt instrument between December 31, 2022 and December 31, 2023.

Of the $1.9 million increase in fair value of the Company’s subordinated debt between December 31, 2022 and December 31, 2023, $1.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $0.1 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.  Of the $6.8 million increase in fair value of the Company’s subordinated debt between December 31, 2021 and  December 31, 2022, $1.9 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive (loss) income and $4.9 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

The consolidated statements of comprehensive (loss) income for the year ended December 31, 2023 also includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action does not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures.  In order to execute the repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.  At December 31, 2023 and December 31, 2022, deferred interest payable of zero and $25.5 million, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the year ended December 31, 2023 were $0.5 million and $0.2 million, respectively.  Operating lease costs and variable lease costs included in general and administrative expenses for the year ended  December 31, 2022 were $0.8 million and $0.2 million, respectively.  Short-term lease costs included in general and administrative expenses for the years ended  December 31, 2023 and  December 31, 2022 were $0.2 million and $0.1 million, respectively.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The annual maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)	Lease Commitments
2024	$504
2025	347
2026	241
2027	162
2028	74
2029 and thereafter	5
Total undiscounted lease payments	1,333
Imputed interest	135
Total lease liabilities	$1,198

The weighted-average remaining lease term for operating leases was 3.39 years as of December 31, 2023. The weighted average discount rate of operating leases was 6.13% as of December 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.5 million and $0.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Supplemental non-cash information related to leases for the year ended December 31, 2023 includes right-of-use assets of $0.4 million acquired in exchange for $0.4 million of lease obligations.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, homebuilder warranty service fees, homebuilder warranty commissions, business services consulting revenue, healthcare services revenue and software license and support revenue.  Revenue is based on terms of various agreements with credit unions, consumers, businesses and homebuilders. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Years ended December 31,
		2023	2022

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$60,022	$58,775
Maintenance support service fees	Trinity	4,179	5,815
Warranty product commissions	Trinity	4,029	4,564
Homebuilder warranty service fees	PWSC (a)	—	4,348
Homebuilder warranty commissions	PWSC (a)	—	540
Business services consulting fees	Ravix and Csuite	19,403	16,836
Healthcare services	SNS and DDI	14,848	2,402
Software license and support fees	SPI	763	—
Service fee and commission revenue		$103,244	$93,280
(a)	Through the July 29, 2022 disposal

During the first quarter of 2022, IWS recorded a net charge of $0.9 million relating to a change in estimate in accounting for deferred revenue and deferred contract costs associated with vehicle service agreement fees, resulting in an increase to deferred service fees of $1.1 million and an increase in deferred contract costs of $0.2 million.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2023 and December 31, 2022 were $10.1 million and $10.3 million, respectively. The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.  At December 31, 2021, service fee receivable, net was $6.7 million.  The increase in receivables from contracts with customers from December 31, 2021 to December 31, 2022 is primarily due to receivables related to CSuite and SNS, which were acquired on November 1, 2022 and November 18, 2022, respectively, and the timing difference between the Company's satisfaction of performance obligations and customer payments; partially offset by a decrease due to the disposal of PWSC on July 29, 2022.

Service fee receivable is reported net of an estimated allowance for credit losses. During the year ended December 31, 2023, the Company recorded an increase to its allowance for credit losses of $0.1 million. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  There was no material write-off of service fee receivable that was deemed to be uncollectible during the the year ended December 31, 2023.

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  The Company did not have a contract asset prior to December 31, 2022.  The contract asset was $1.7 million and zero at December 31, 2023 and December 31, 2022, respectively.  The increase in the contract asset during the year ended December 31, 2023 is primarily due to the contract asset acquired related to the acquisition of SPI of $1.8 million which was recorded at a provisional amount subject to finalization of the Company’s purchase price allocation, as further discussed in Note 4, "Acquisitions".  During the year ended December 31, 2023, the contract asset was reduced by $0.1 million as a result of billings to customers.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

No impairment losses related to contract assets were recorded during 2023.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations.  Changes in deferred service fees for the years ended  December 31, 2023 and December 31, 2022 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2021	$89,217
Deferral of revenue	61,058
Recognition of deferred service fees	(59,966)
Deferred service fees disposed of related to PWSC	(7,596)
Balance, December 31, 2022	82,713
Deferred service fees acquired related to SPI	423
Deferral of revenue	56,712
Recognition of deferred service fees	(55,853)
Balance, December 31, 2023	$83,995

The increase in deferred service fees during the year ended December 31, 2023 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2023.  The decrease in deferred service fees during the year ended December 31, 2022 is primarily due to the disposal of PWSC on July 29, 2022, partially offset by additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2022 as cash sales have begun to increase.

Approximately $44.6 million and $43.2 million of service fee and commission revenue recognized during the years ended December 31, 2023 and December 31, 2022 was included in deferred service fees as of December 31, 2022 and December 31, 2021, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 51.0% of the outstanding performance obligations of December 31, 2023.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  The deferred contract costs balances and related amortization expense for the years ended  December 31, 2023 and December 31, 2022 are comprised as follows:

(in thousands)	Years ended December 31, 2023			Years ended December 31, 2022
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at January 1, net	$13,174	$83	$13,257	$10,850	$80	$10,930
Additions	9,381	24	9,405	9,273	21	9,294
Amortization	(8,902)	(26)	(8,928)	(6,949)	(18)	(6,967)
Balance at December 31, net	$13,653	$81	$13,734	$13,174	$83	$13,257

No impairment losses related to deferred contract costs were recorded in 2023 or 2022.

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

Income tax (benefit) expense consists of the following:

(in thousands)	Years ended December 31,
	2023	2022

Current income tax expense	$25	$3,419
Deferred income tax (benefit) expense	(1,924)	1,406
Income tax (benefit) expense	$(1,899)	$4,825

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Income tax (benefit) expense varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to income from continuing operations before income tax (benefit) expense. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2023	2022
Income tax expense at U.S. statutory income tax rate	$4,967	$7,341
Valuation allowance	(7,678)	(10,100)
Indefinite life intangibles	258	106
Non-deductible compensation	435	867
Investment income	(18)	(62)
State income tax, net of Federal benefit	(2)	3,052
Disposition of subsidiary	(18)	3,268
Other	157	353
Income tax (benefit) expense for continuing operations	$(1,899)	$4,825

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2023	2022
Deferred income tax assets:
Losses carried forward	$132,302	$137,155
Unpaid loss and loss adjustment expenses and unearned premiums	3,795	3,902
Intangible assets	1,109	1,380
Debt issuance costs	85	474
Investments	—	2,065
Deferred rent	65	64
Deferred revenue	253	147
Compensation	173	306
Other	608	155
Valuation allowance	(129,375)	(130,596)
Deferred income tax assets	$9,015	$15,052
Deferred income tax liabilities:
Indefinite life intangibles	$(4,152)	$(3,815)
Depreciation and amortization	(1,180)	(756)
Fair value of debt	—	(7,598)
Land	(47)	(47)
Intangible assets	(3,175)	(2,606)
Deferred revenue	(1,499)	(1,188)
Investments	(168)	—
Deferred acquisition costs	(2,884)	(2,784)
Other	(951)	(434)
Deferred income tax liabilities	$(14,056)	$(19,228)
Net deferred income tax liabilities	$(5,041)	$(4,176)

The Company maintains a valuation allowance for its gross deferred income tax assets of $129.4 million (U.S. operations - $129.4 million; Other - less than $0.1 million) and $130.6 million (U.S. operations - $130.6 million; Other - less than $0.1 million) at December 31, 2023 and December 31, 2022, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2023 and December 31, 2022 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

In 2023, the Company (i) decreased by $2.1 million its valuation allowance primarily due to deferred tax liabilities assumed from corporate acquisitions; and (ii) increased by $0.3 million its valuation allowance relating to a change in indefinite life deferred income tax liabilities.

In2022, the Company (i) increased by $2.1 million its valuation allowance associated with business interest expense carryforwards with an indefinite life; and (ii) increased by $0.1 million its valuation allowance relating to a change in indefinite life deferred income tax liabilities.

The Company carries net deferred income tax liabilities of$5.0 million and $4.2 million at December 31, 2023 and December 31, 2022, respectively, that consists of:

•	$4.1 million and $3.8 million of deferred income tax liabilities related to indefinite life intangible assets; and
•	$0.9 million and $0.4 of deferred state income tax liabilities.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $623.1 million, are as follows:

		Net operating loss
Year of net operating loss	Expiration date	(in thousands)

2009	2029	$385,406
2010	2030	92,058
2011	2031	39,866
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848

In addition, not reflected in the table above, are net operating loss carryforwards of (i) $6.9 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $0.1 million relating to non-U.S. operations, which losses will expire over various years through 2043.

A reconciliation of the beginning and ending unrecognized tax benefits related to discontinued operations, exclusive of interest and penalties, is as follows:

(in thousands)	December 31,
	2023	2022
Unrecognized tax benefits - beginning of year	$—	$65
Gross additions	—	—
Gross reductions	—	(65)
Impact due to expiration of statute of limitations	—	—
Unrecognized tax benefits - end of year	$—	$—

The amount of unrecognized tax benefits that, if recognized as of December 31, 2023 and December 31, 2022 would affect the Company's effective tax rate on discontinued operations, was a benefit of zero and $0.1 million, respectively.

During the years ended  December 31, 2023 and December 31, 2022, the Company recorded an income tax benefit of zero and $0.2 million, respectively, for the release of a liability for unrecognized tax benefits (including interest and penalties) that had been included in income taxes payable in the consolidated balance sheets.  The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax (benefit) expense. During the years ended December 31, 2023 and December 31, 2022, the Company recognized a benefit of zero and $0.1 million, respectively, for interest and penalties, which are included in income (loss) from discontinued operations, net of taxes.

The federal income tax returns of the Company's U.S. operations for the years through 2019 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2018 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 16 EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the years ended December 31, 2023 and December 31, 2022:

(in thousands, except per share data)	Years ended December 31,
	2023	2022
Numerator:
Income from continuing operations	$25,550	$30,132
(Less) plus: net (income) loss from continuing operations attributable to noncontrolling interests	(453)	1,471
Less: dividends on preferred stock, net of tax	(74)	(306)
Numerator used in calculating basic earnings per share from continuing operations attributable to common shareholders	$25,023	$31,297
Adjustment to add-back dividends on preferred stock	74	306
Adjustment for proportionate interest in subsidiaries' (loss) earnings attributable to common stock	(6)	76
Numerator used in calculating diluted earnings per share from continuing operations attributable to common shareholders	$25,091	$31,679
Loss from discontinued operations	(1,538)	(15,067)
Plus: net loss from discontinued operations attributable to noncontrolling interests	—	8,186
Numerator used in calculating diluted earnings per share - net income attributable to common shareholders	$23,553	$24,798
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	25,713	22,961
Weighted average diluted shares
Weighted average common shares outstanding	25,713	22,961
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	735	596
Warrants	—	811
Convertible preferred stock	—	936
Total weighted average diluted shares	26,448	25,304
Basic earnings (loss) attributable to common shareholders:
Continuing operations	$0.97	$1.36
Discontinued operations	$(0.06)	$(0.30)
Basic earnings per share - net income attributable to common shareholders	$0.91	$1.06
Diluted earnings (loss) attributable to common shareholders:
Continuing operations	$0.95	$1.25
Discontinued operations	$(0.06)	$(0.27)
Diluted earnings per share - net income attributable to common shareholders	$0.89	$0.98

(a)	Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method.

Basic earnings (loss) per share excludes dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted earnings (loss) per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the diluted earnings (loss) per share calculations above because they would have had an antidilutive effect on the earnings (loss) per share:

	Years ended December 31,
	2023	2022
Unvested restricted stock awards	—	25,111
Warrants	—	—
Convertible preferred stock	—	—
Total	—	25,111

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

(a)	Restricted Stock Awards of the Company

Under the 2013 Plan, the Company granted 500,000 restricted common stock awards to an officer on September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award shall become fully vested and the restriction period shall lapse as of March 28, 2024 subject to the officer's continued employment through the vesting date. The 2018 Restricted Stock Award is amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2023 was $0.1 million.

Under the 2020 Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the dates of grant. During the year ended  December 31, 2023, 119,289 shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at December 31, 2023 was $2.3 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2023:

		Weighted-Average
	Number of Restricted	Grant Date Fair Value
	Stock Awards	(per Share)
Unvested at December 31, 2022	1,146,947	$5.19
Granted	—	—
Vested	(66,768)	4.87
Cancelled for Tax Withholding	(52,521)	4.87
Unvested at December 31, 2023	1,027,658	$5.22

The unvested balance at December 31, 2023 in the table above is comprised of 527,658 shares of the 2020 Plan Restricted Stock Awards and 500,000 shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $1.0 million and $1.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

As discussed in Note 5, "Disposal and Discontinued Operations," the Company sold PWSC on July 29, 2022; therefore there are no outstanding Modified PWSC RSA and 2020 PWSC RSA reported in the consolidated balance sheet at  December 31, 2023 and December 31, 2022.

The service condition for the Modified PWSC RSA and the 2020 PWSC RSA vested according to a graded vesting schedule. The performance condition was based on the internal rate of return of PWSC. The grant-date fair value of the Modified PWSC RSA and the 2020 PWSC RSA were estimated using an internal valuation model.

On February 20, 2022, both the service condition and performance condition of the Modified PWSC RSA and the 2020 PWSC RSA became fully vested. At December 31, 2023 and December 31, 2022, there were zero unvested shares of both the Modified PWSC RSA and the 2020 PWSC RSA.

Stock-based compensation expense related to the Restricted Stock Awards of PWSC was $2.8 million for the year ended December 31, 2022.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

During the year ended  December 31, 2023, 20,833 units of the 2021 Ravix RUA became fully vested. At  December 31, 2023 and December 31, 2022, there were 70,528 and 91,361 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  December 31, 2023 was $0.2 million.

Stock-based compensation expense related to the 2021 Ravix RUA was $0.1 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

During the year ended  December 31, 2023, 6,771 units of the SNS RUA became fully vested. At  December 31, 2023 and December 31, 2022, there were 43,229 and 50,000 unvested units, respectively, of the SNS RUA with a weighted-average grant date fair value of $5.84 and$5.95 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  December 31, 2023was $0.2 million.

Stock-based compensation expense related to the SNS RUA was $0.1 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.

(e)	Restricted Common Unit Awards of SPI

Vertical Market Solutions LLC, a subsidiary of the Company, granted 199,000 restricted Class B common unit awards to an officer of SPI pursuant to an agreement dated September 7, 2023 ("SPI RUA"). The SPI RUA vests based on service and the achievement of criteria based on the IRR of SPI.

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

At December 31, 2023 , there were  115,667 unvested units of the SPI RUA with a weighted-average grant date fair value of  $1.11  per Class B common unit. Total unamortized compensation expense related to unvested SPI RUA at  December 31, 2023 was  $0.1  million.

Stock-based compensation expense related to the SPI RUA w as $0.1 million for the year ended  December 31, 2023.

(f)	Restricted Common Unit Awards of DDI

DDI LLC granted 199,000 restricted Class B common unit awards to an officer of DDI pursuant to an agreement dated October 26, 2023 ("DDI RUA"). The DDI RUA vests based on service and the achievement of criteria based on the IRR of DDI.

The grant-date fair value of the DDI RUA was estimated using the Monte Carlo simulation model, using the following assumptions : expected term of five years, expected volatility of 57%  and risk-free interest rate of 4.68%.

On October 26, 2023, 83,333 units, representing one half of the service condition for the DDI RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At December 31, 2023, there were  115,667  unvested units of the DDI RUA with a weighted-average grant date fair value of $4.16  per Class B common unit. Total unamortized compensation expense related to unvested DDI RUA at  December 31, 2023 was   $0.5 million.

Stock-based compensation expense related to the DDI RUA w as $0.4 million for the year ended  December 31, 2023.

(g)	Employee Share Purchase Plan

The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2023 and December 31, 2022 totaled $0.2 million and $0.2 million, respectively.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 18 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $22,500 and $20,500 in 2023 and 2022, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2023 and December 31, 2022 totaled $0.5 million and $0.5 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2023.

NOTE 19 REDEEMABLE CLASS A PREFERRED STOCK

On May 13, 2013, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to create an unlimited number of zero par value class A preferred shares. The Company's Board of Directors had the ability to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preferred shares. The preferred shares had priority over the common shares.

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

There were zero and 149,733 shares of Preferred Shares outstanding at December 31, 2023 and December 31, 2022, respectively. Each Preferred Share was convertible into 6.25 common shares at a conversion price of $4.00 per common share any time at the option of the holder prior to the redemption date. During 2023 and 2022, 149,733 and 20,000 Preferred Shares, respectively, were converted into 935,831 and 125,000 common shares, respectively, at the conversion price of $4.00 per common share, or $3.7 million and $0.5 million, respectively, at the option of the holders.

Prior to the redemption, the Company accrued dividends through additional paid-in-capital at the stated coupon.  At December 31, 2023 and December 31, 2022, accrued dividends of zero and $2.3 million were included in Class A preferred stock in the consolidated balance sheets. The redemption amount of the Preferred Shares was zero and $6.0 million at December 31, 2023 and December 31, 2022, respectively.

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder had the option to convert the Preferred Shares at any time; however, if not converted, they are required to be redeemed when the Company has sufficient legally available funds and is not otherwise prohibited from doing so.  As such, the Preferred Shares are presented in temporary or mezzanine equity on the consolidated balance sheet at December 31, 2022.

NOTE 20 SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of zero par value common stock. There were 27,101,613 and 23,190,080 shares of common stock outstanding at December 31, 2023 and December 31, 2022, respectively.

There were no dividends declared during the years ended December 31, 2023 and December 31, 2022.

As described in Note 19, "Redeemable Class A Preferred Stock", during 2023 and 2022, 149,733 and 20,000 Preferred Shares, respectively, were converted into 935,831 and 125,000 common shares, respectively.  As a result, $6.1 million and $0.8 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheets at  December 31, 2023 and December 31, 2022, respectively.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the year ended  December 31, 2023, the Company repurchased, in the aggregate, 1,516,588 shares of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $7.2 million, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of  December 31, 2023.

There were 670,177 and 247,450shares of treasury stock outstanding at December 31, 2023 and December 31, 2022, respectively.  The Company records treasury stock at cost.

The Company previously had warrants outstanding that expired on September 15, 2023. Prior to the expiration thereof, the warrants were recorded in shareholders' equity and entitled each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During the years ended December 31, 2023 and December 31, 2022, warrants to purchase 3,331,661 and 109,029 shares of common stock, respectively, were exercised, resulting in cash proceeds of $16.7 million and $0.5 million, respectively.  Any warrants that were not exercised prior to the expiration date became null and void on the expiration date.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 21 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The table below details the change in the balance of each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2023 and December 31, 2022, as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
			Change in
			Fair Value of
	Unrealized		Debt
	Gains		Attributable	Total
	(Losses) on	Foreign	to	Accumulated
	Available-	Currency	Instrument-	Other
	for-Sale	Translation	Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)
Balance, December 31, 2021	$(220)	$(3,286)	$34,285	$30,779

Other comprehensive loss arising during the period	(2,266)	—	(1,930)	(4,196)
Amounts reclassified from accumulated other comprehensive income	22	—	—	22
Net current-period other comprehensive loss	(2,244)	—	(1,930)	(4,174)
Balance, December 31, 2022	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	1,065	—	(1,836)	(771)
Amounts reclassified from accumulated other comprehensive income	(197)	—	(27,177)	(27,374)
Net current-period other comprehensive income (loss)	868	—	(29,013)	(28,145)
Balance, December 31, 2023	$(1,596)	$(3,286)	$3,342	$(1,540)

It should be noted that the consolidated statements of comprehensive (loss) income present the components of other comprehensive loss, net of tax, only for the years ended December 31, 2023 and December 31, 2022 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive (loss) income were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Years ended December 31,
	2023	2022
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$197	$(22)
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	27,177	—
Income from continuing operations before income tax (benefit) expense	27,374	(22)
Income tax (benefit) expense	—	—
Income from continuing operations, net of taxes	27,374	(22)
Income (loss) from discontinued operations, net of taxes	—	—
Net income	$27,374	$(22)

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

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 24 states and the District of Columbia to their members, with customers in all 50 states.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 47 and 40 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a "white label" agreement.  PWI also sells and administers a guaranteed asset protection product ("GAP"), under the Penn name, in states where Penn is approved.

PWSC sold home warranty products and provided administration services to homebuilders and homeowners across the United States. PWSC distributed its products and services through an in house sales team and through insurance brokers and insurance carriers throughout all states except Alaska and Louisiana.

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix, SNS, SPI and DDI.

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project and interim staffing engagements, and contingent search services for permanent placements for its clients throughout the United States.

Ravix provides outsourced financial services and human resources consulting for short or long duration engagements for customers throughout the United States.

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California.

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Mexico and the Caribbean.

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care ("LTAC") and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 42 states.

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

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2023 and December 31, 2022 were:

(in thousands)	Years ended December 31,
	2023	2022
Revenues:
Service fee and commission revenue - Extended Warranty	$68,231	$74,042
Service fee and commission revenue - Kingsway Search Xcelerator	35,013	19,238
Total revenues	$103,244	$93,280

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated income from continuing operations for the years ended December 31, 2023 and December 31, 2022 were:

(in thousands)	Years ended December 31,
	2023	2022
Segment operating income
Extended Warranty	$6,983	$9,879
Kingsway Search Xcelerator	5,252	3,548
Total segment operating income	12,235	13,427
Net investment income	1,804	2,305
Net realized gains	761	1,209
Net gain (loss) on equity investments	3,397	(26)
Gain (loss) on change in fair value of limited liability investments, at fair value	78	(1,754)
Net change in unrealized gain on private company investments	63	—
Gain on change in fair value of real estate investments	—	1,488
Impairment losses	(229)	—
(Loss) gain on change in fair value of derivative asset option contracts	(1,366)	16,730
Interest expense	(6,250)	(8,092)
Other revenue and expenses not allocated to segments, net	(12,823)	(17,206)
Amortization of intangible assets	(5,909)	(6,133)
Loss on change in fair value of debt	(68)	(4,908)
Gain on disposal of subsidiary	342	37,917
Gain on extinguishment of debt	31,616	—
Income from continuing operations before income tax (benefit) expense	23,651	34,957
Income tax (benefit) expense	(1,899)	4,825
Income from continuing operations	$25,550	$30,132

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

Equity investments - Fair values of equity investments reflect quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

Limited liability investments, at fair value - Limited liability investments, at fair value include the underlying investments of Net Lease and Argo Holdings. Prior to the second quarter of 2023, Net Lease owned investments in limited liability companies that held investment properties. Net Lease sold its final investment property during its first quarter of 2023, and as a result, the Net Lease's investment in its underlying investments is zero at December 31, 2023.  Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

•

The fair value of Net Lease's investments in limited liability companies was based upon the net asset values of the underlying investments in companies as a practical expedient to estimate fair value. The Company applied the net asset value practical expedient to Net Lease's limited liability investments on an investment-by-investment basis unless it is probable that the Company would sell a portion of an investment at an amount different from the net asset value of the investment. Investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy.

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

Derivative contract- interest rate swap - As described in Note 11, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate.  The interest rate swap contract is measured and reported at fair value and is included in other receivables in the consolidated balance sheets. The fair value of the interest rate swap contract is estimated using inputs which the Company obtains from the counterparty and is determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflects the contractual term of the derivative contract, including the period to maturity, and uses observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at December 31, 2023 and December 31, 2022 was $3.1 million and $3.2 million, respectively.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

•	The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025. Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term. The estimated fair value of the CSuite contingent consideration liability at December 31, 2023 and December 31, 2022 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and December 31, 2022 are as follows. Certain investments in limited liability companies that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets:

(in thousands)			December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured at
		Assets	Inputs	Inputs	Net Asset
	Total	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,997	$—	$12,997	$—	$—
States, municipalities and political subdivisions	2,783	—	2,783	—	—
Mortgage-backed	9,253	—	9,253	—	—
Asset-backed	1,210	—	1,210	—	—
Corporate	10,230	—	10,230	—	—
Total fixed maturities	36,473	—	36,473	—	—
Equity investments	79	79	—	—	—
Limited liability investments, at fair value	3,496	—	—	3,496	—
Derivative contract - interest rate swap	49	—	49	—	—
Total assets	$40,018	$—	$36,522	$3,496	$—

Liabilities:
Subordinated debt	$13,594	$—	$13,594	$—	$—
Contingent consideration	3,105	—	—	3,105	—
Total liabilities	$16,699	$—	$13,594	$3,105	$—

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

(in thousands)			December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Measured
		Assets	Inputs	Inputs	at Net
	Total	(Level 1)	(Level 2)	(Level 3)	Asset Value
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$15,080	$—	$15,080	$—	$—
States, municipalities and political subdivisions	2,232	—	2,232	—	—
Mortgage-backed	8,412	—	8,412	—	—
Asset-backed	1,610	—	1,610	—	—
Corporate	10,257	—	10,257	—	—
Total fixed maturities	37,591	—	37,591	—	—
Equity investments	153	153	—	—	—
Limited liability investments, at fair value	17,059	—	—	3,196	13,863
Derivative contract - interest rate swap	326	—	326	—	—
Derivative contract - trust preferred debt repurchase options	19,034	—	—	19,034	—
Total assets	$74,010	$—	$37,917	$22,230	$13,863

Liabilities:
Subordinated debt	$67,811	$—	$67,811	$—	$—
Contingent consideration	3,218	—	—	3,218	—
Total liabilities	71,029	—	67,811	3,218	—

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Years ended December 31,
	2023	2022
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,196	$4,022
Contributions	47	—
Distributions received	(876)	(621)
Realized gains included in net income	481	607
Change in fair value of limited liability investments, at fair value included in net income	648	(812)
Ending balance	$3,496	$3,196
Unrealized gains (losses) on limited liability investments, at fair value held at end of period:
Included in net income	$648	$(812)
Included in other comprehensive loss	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$19,034	$—
Purchase of options	—	2,304
Initial valuation of options included in net income	—	11,412
Exercise of options included in net (loss) income	(17,668)	—
Change in fair value of derivative assets included in net income	(1,366)	5,318
Ending balance	$—	$19,034
Unrealized gains recognized on derivative assets held at end of period:
Included in net income	$—	$16,730
Included in other comprehensive loss	—	—
Ending balance - assets	$3,496	$22,230
Liabilities:
Contingent consideration:
Beginning balance	$3,218	$2,458
Settlements of contingent consideration liabilities	(375)	(750)
Change in fair value of contingent consideration included in net income	262	1,510
Ending balance	$3,105	$3,218
Unrealized losses recognized on contingent consideration liabilities held at end of period:
Included in net income	$262	$1,510
Included in other comprehensive loss	$—	$—
Ending balance - liabilities	$3,105	$3,218

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2023:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,496	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,105	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.0%

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Investments Measured Using the Net Asset Value per Share Practical Expedient

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient at December 31, 2023:

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2023 and December 31, 2022, the Company recorded adjustments to increase the fair value of certain investments in private companies for observable price changes of $0.1 million and zero, respectively, which are included in net change in unrealized gain on private company investments in the consolidated statements of operations. The Company did not record any impairments related to investments in private companies for the years ended December 31, 2023 and December 31, 2022. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

As further discussed in Note 4, "Acquisitions," the Company acquired CSuite on November 1, 2022 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of CSuite were determined to be Level 3 under the fair value hierarchy.

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

As further discussed in Note 4, "Acquisitions," the Company acquired SNS on November 18, 2022 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of SNS were determined to be Level 3 under the fair value hierarchy.

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

As further discussed in Note 4, "Acquisitions," the Company acquired SPI on September 7, 2023 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of SPI were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$ 1,000	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	5.0%
			Discount rate	21.5%
Developed technology	$ 600	Relief from royalty	Royalty rate	5.0%
			Discount rate	19.5%
Trade name	$ 120	Relief from royalty	Royalty rate	0.8%
			Discount rate	19.5%

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

As further discussed in Note 4, "Acquisitions," the Company acquired DDI on October 26, 2023 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of DDI were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$6,500	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	5.0%
			Discount rate	27.0%
Trade name	$260	Relief from royalty	Royalty rate	1.0%
			Discount rate	25.0%

NOTE 24 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party relationships and transactions.

Argo Management Group, LLC

The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2023 and December 31, 2022, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the years ended December 31, 2023 and December 31, 2022.

NOTE 25 COMMITMENTS AND CONTINGENT LIABILITIES

(a)	Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, which the Company reported in its consolidated statement of operations during the first quarter of 2020, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2021, the Company made reimbursement payments to Aegis of $0.6 million in connection with the Settlement Agreement.  During 2023 and 2022, the Company made reimbursement payments to Aegis of $0.5 million and $0.4 million, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2023 and  December 31, 2022, respectively. The remaining maximum reimbursement amount is $3.3 million as of December 31, 2023. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2023, and no liability has been recorded in the consolidated financial statements at December 31, 2023.

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

During the third quarter of 2022, the buyer provided to the Company an analysis of the claims development that indicated that the Company's potential exposure with respect to the open claims was at the maximum obligation amount.  Previous communications from the buyer noted no such development and the buyer was not obligated to provide development information to the Company until the first quarter of 2023.  As a result of the newly provided information, the Company recorded a liability of $2.5 million during 2022, which is included in accrued expenses and other liabilities in the consolidated balance sheet at  December 31, 2022 and loss on disposal of discontinued operations in the consolidated statement of operations for the year ended  December 31, 2022.  There were no payments made by the Company related to the open claims during 2022.  During the first quarter of 2023, the $2.0 million that had been previously deposited into an escrow account was released and remitted to the buyer to satisfy the Company's payment with respect to the open claims.  The Company has no remaining exposure with respect to the open claims.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

VA Lafayette

The LA Mortgage is nonrecourse indebtedness with respect to the assets of VA Lafayette, and the LA Mortgage is not, nor will it be, guaranteed by Kingsway or its affiliates unless VA Lafayette acts in bad faith or commits intentional acts with respect to the LA Mortgage.  The LA Mortgage is secured in part by a guaranty of recourse liabilities, whereby KAI, as guarantor, would become liable for the recourse liabilities if VA Lafayette, as borrower, violates certain terms of the loan agreement.  Under the guarantee, the lender can recover losses from the guarantor for certain bad faith or other intentional acts of the borrower, such as rents retained by the borrower in violation of the loan documents, fraud or intentional misrepresentation, changes to the lease without the lender's consent, willful misconduct, criminal acts and environmental losses sustained by lender.  In addition, the guarantee provides that the LA Mortgage will be the full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or bankruptcy of the borrower.

(c)	Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at December 31, 2023 and December 31, 2022, were on deposit with state regulatory authorities.

The Company also has restricted cash of $8.4 million and $13.1 million at December 31, 2023 and December 31, 2022, respectively. Included in restricted cash are:

•	$7.7 million and $7.6 million at December 31, 2023 and December 31, 2022, respectively, held as deposits by IWS, Geminus, PWI, Ravix, CSuite and SPI (2023 only);
•	$0.2 million and$1.9 million at December 31, 2023 and December 31, 2022, on deposit with state regulatory authorities; and
•

$0.5 million and $3.5million at December 31, 2023 and December 31, 2022, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023.

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

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, there were two control deficiencies in our internal control over financial reporting which constituted material weaknesses, and accordingly the Company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation and the discovery of the errors described in the following paragraphs, the Company’s management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on the COSO framework.  We describe the material weaknesses in the following paragraphs.

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

A.  Spreadsheet Calculation Error.  The Company did not correctly calculate the fair value of its subordinated debt as of December 31, 2023, due to a spreadsheet calculation error that resulted in an adjustment to the financial statements of approximately $1.2 million.  The Company has a mitigating control in place, but this control did not operate during the fourth quarter timely as the fair value calculation was provided to the Company’s auditors prior to this control activity taking place.  The fair value of the remaining tranche of subordinated debt was calculated, without error, as of March 31, 2023, June 30, 2023, and September 30, 2023. The spreadsheet calculation error as of December 31, 2023 has been corrected.

B.   Cash Flow Statement Classification Error.  The Company did not correctly present the amount related to the repurchase of the deferred interest on its subordinated debt as a cash outflow from operating activities (the entire repurchase amount was presented as a cash outflow from financing activities).  All other aspects of the repurchase (balance sheet, statement of operations, etc.) were correctly accounted for.  This classification error resulted in a material adjustment to decrease cash flows used for financing activities and increase cash flows used for operating activities within the cashflow statement presentation of approximately $16.1 million.  This classification error was fixed in the Company’s December 31, 2023 statement of cash flows.

As a result of these identified material weaknesses, the Company considered whether other calculations and conclusions with respect to presentation could be impacted. Notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that these were isolated incidents, have been corrected, and that the audited consolidated financial statements contained in this 2023 Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation of 2023 Material Weakness

We have corrected all errors discovered during our review process for fiscal 2023.

In addition, the Company has developed the following plan of remediation:

●

A.  The Spreadsheet Calculation Error. The Company will implement a policy whereby alterations to workpapers pertaining to material financial items require an additional layer of review to ensure such alterations were correctly calculated.

●

B.  Cash Flow Statement Classification Error.  The Company failed to consult on the cash flow presentation aspect of the transaction.  The Company will modify its existing policy that requires it to consult with third party experts on significant and/or unusual transactions to explicitly state that such consultations need to include all accounting aspects, including presentation and disclosure.

Remediation of 2018 Material Weakness

As previously reported in the Company's 2018 Annual Report on Form 10-K, the Company identified a material weakness in internal control over financial reporting relating to the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").

In 2022, the Company directed its internal audit department to conduct a thorough review of the material revenue processes.  The review was completed during 2023 and indicated no material issues. The Company has enhanced and revised the design of its internal control over financial reporting and the accounting for and disclosure of certain complex and nonrecurring transactions as it specifically pertains to the adoption and application of ASU 2014-09, including engaging external accounting consultants or advisors, as necessary, to provide expert advice on the adoption and application of ASU 2014-09, and formalizing certain documentation processes related to the adoption and application of ASU 2014-09.

As a result of these measures, the Company believes that the 2018 material weakness described above has now been remediated.

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of SPI and on October 26, 2023, the Company acquired 100% of the outstanding equity interests of DDI.  Since the dates of these acquisitions, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, SPI and DDI has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2023, and ending December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to SPI and DDI.

Item 9B. Other Information

During the three months ended  December 31, 2023, none of the Company's officers or directors adopted, modified or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2023 Annual Report on Form 10-K.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2023	December 31, 2022

Assets
Investments in subsidiaries	$20,325	$23,545
Cash and cash equivalents	2,058	32
Other assets	5,339	1,313
Total Assets	$27,722	$24,890
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$13	$3,206
Total Liabilities	13	3,206
Redeemable Class A preferred stock	—	6,013
Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	379,813	359,985
Treasury stock, at cost	(3,696)	(492)
Accumulated deficit	(346,868)	(370,427)
Accumulated other comprehensive (loss) income	(1,540)	26,605
Shareholders' equity attributable to common shareholders	27,709	15,671
Total Liabilities, Class A preferred stock and Shareholders' Equity	$27,722	$24,890

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2023	2022
Other expenses, net:
General and administrative expenses	$(1,990)	$(2,081)
Non-operating other expense	(3)	(8)
Total other expenses, net	(1,993)	(2,089)
Loss from continuing operations before income tax benefit and equity in income of subsidiaries	(1,993)	(2,089)
Income tax benefit	(1,331)	(314)
Equity in income of subsidiaries	24,674	16,840
Net income	$24,012	$15,065

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive (Loss) Income

(in thousands)	Years ended December 31,
	2023	2022

Net income	$24,012	$15,065
Other comprehensive loss, net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net income	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive loss of subsidiaries	(28,115)	(4,238)
Other comprehensive loss	(28,115)	(4,238)
Comprehensive (loss) income	$(4,103)	$10,827

(1) Net of income tax (benefit) expense of $0 and $0 in 2023 and 2022, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income	$24,012	$15,065
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(24,674)	(16,840)
Stock-based compensation expense, net of forfeitures	509	589
Change in other assets	(4,026)	(866)
Change in accrued expenses and other liabilities	(3,193)	1,533
Net cash used in operating activities	(7,372)	(519)
Investing activities:
Net cash from investing activities	—	—
Financing activities:
Proceeds from exercise of warrants	16,658	545
Cash paid for repurchase of warrants	(4,031)	—
Cash paid for repurchase of common stock	(3,204)	—
Capital contribution to subsidiary	(25)	(50)
Net cash provided by financing activities	9,398	495
Net increase (decrease) in cash and cash equivalents	2,026	(24)
Cash and cash equivalents at beginning of period	32	56
Cash and cash equivalents at end of period	$2,058	$32

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

4.2	Form of Stock Certificate (included as Exhibit 4.1 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

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

KINGSWAY FINANCIAL SERVICES INC.

10.7	Amendment No. 1 to the Kingsway Financial Services Inc. 2013 Equity Incentive Plan (included as Exhibit 10.1 to Form 10-Q, filed August 8, 2018, and incorporated herein by reference).

10.8	Offer Letter, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.2 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.9	Severance Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.3 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.10	Restricted Stock Agreement, dated September 5, 2018, between the Company and John T. Fitzgerald (included as Exhibit 10.4 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.11	Form of Indemnification Agreement for Directors and Officers (included as Exhibit 10.5 to Form 8-K, filed September 10, 2018, and incorporated herein by reference).

10.12

Employment Offer Letter, dated as of October 23, 2019, by and between Kent A. Hansen and Kingsway America Inc.(included as Exhibit 10.2 to Form 8-K, filed February 28, 2020, and incorporated herein by reference).

10.13

Kingsway Financial Services Inc. 2020 Equity Incentive Plan (included as Schedule A to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 20, 2020, and incorporated herein by reference). *

10.14

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

10.15

Letter Agreement, effective as of December 31, 2020, by and among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender. (included as Exhibit 10.1 for Form 8-K, filed December 2, 2020, and incorporated herein by reference).

10.16	Form of Restricted Stock Agreement. * (included as Exhibit 10.29 to Form 10-K, filed March 03, 2021, and incorporated herein by reference).

10.17	Stock Purchase Agreement by and among, Ravix Acquisition, LLC, The Shareholders of Ravix Financial, Inc., Ravix Financial, Inc., Kingsway America, Inc. (solely with respect to Section 9.21), and Dan Saccani, as the Seller Representative, dated October 1, 2021 (included as Exhibit 10.1 to Form 8-K, filed October 4, 2021, and incorporated herein by reference).

10.18	Membership Interest Purchase Agreement by and among CSuite Acquisition, LLC, Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015, Realized Potential, LLC, and Arthur J. Cohen, as the Sellers’ Representative, dated November 1, 2022 (included as Exhibit 10.1 to the Form 8-K, filed November 2, 2022, and incorporated herein by reference).

10.19	Asset purchase agreement by and among Pegasus acquirer LLC, as buyer, Secure Nursing Service, Inc., as seller and Rafael Gofman, Ella Gofman And Zhanna Weiss, as the shareholders (included as Exhibit 10.1 to the Form 8-K, filed November 21, 2022, and incorporated herein by reference).

10.20	Purchase and Sale Agreement dated December 22, 2022, by and between TRT Leaseco, LLC, as Seller, and BNSF Dayton LLC, as Purchaser (included as Exhibit 10.1 to the Form 8-K, filed December 23, 2022, and incorporated herein by reference).

10.21	Second Amendment to Loan and Security Agreement, dated as of February 28, 2023, among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender and as Issuing Lender. (included as Exhibit 10.24 to form 10-K, Filed March 8, 2023, and incorporated herein by reference.

10.22	Membership Interest Purchase Agreement by and among National Institute of Clinical Research, as Seller, Dr Sali Asward, as the Shareholder, and Kingsway Search Xcelerator, Inc., as the Buyer, date October 19, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 23, 2023, and incorporated herein by reference).

10.23	Stock Purchase Agreement by and among Thomas J. Corney and TC Family 2023 LLC, as Sellers, and DDI Acquisition LLC, as Buyer, dated October 26, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 30, 2023, and incorporated herein by reference).

14

Kingsway Financial Services Inc. Code of Business Conduct & Ethics Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to form 10-K, Filed March 16, 2018, and incorporated herein by reference.

KINGSWAY FINANCIAL SERVICES INC.

21	Subsidiaries of Kingsway Financial Services Inc.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Management contract or compensatory plan or arrangement.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 5, 2024	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	March 5, 2024

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 5, 2024

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 5, 2024

/s/ Charles Frischer Charles Frischer	Director	March 5, 2024

/s/ Gregory Hannon Gregory Hannon	Director	March 5, 2024

/s/ Doug Levine Doug Levine	Director	March 5, 2024

/s/ Corissa Porcelli Corissa Porcelli	Director	March 5, 2024

/s/ Joseph Stilwell Joseph Stilwell	Director	March 5, 2024