Form 10-Q
period 2024-03-31
KINGSWAY FINANCIAL SERVICES INC
filed 2024-05-08
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of May 8, 2024 was 27,921,473.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,295 and $38,107, respectively)	$36,585	$36,473
Equity investments, at fair value (cost of $10 and $73, respectively)	—	79
Limited liability investments	753	812
Limited liability investments, at fair value	3,488	3,496
Investments in private companies, at adjusted cost	854	854
Other investments, at cost which approximates fair value (net of allowance of $179 and $179, respectively)	—	6
Short-term investments, at cost which approximates fair value	163	161
Total investments	41,843	41,881
Cash and cash equivalents	12,112	9,098
Restricted cash	7,909	8,400
Accrued investment income	988	914
Service fee receivable, net of allowance for credit losses of $238 and $243, respectively	10,496	10,083
Other receivables, net of allowance of $5 and $5, respectively	346	726
Deferred contract costs	13,793	13,734
Income taxes recoverable	938	1,299
Property and equipment, net of accumulated depreciation of $1,285 and $1,158, respectively	1,914	1,850
Right-of-use asset	1,160	886
Goodwill	50,452	50,358
Intangible assets, net of accumulated amortization of $29,552 and $28,137, respectively	33,744	35,670
Other assets, net of allowance for credit losses of $21 and zero, respectively	4,964	5,066
Assets held for sale	17,309	17,752
Total Assets	$197,968	$197,717
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$23,915	$22,342
Deferred service fees	84,002	83,995
Bank loans	33,410	30,822
Subordinated debt, at fair value	13,651	13,594
Lease liability	1,456	1,198
Net deferred income tax liabilities	4,956	5,041
Liabilities held for sale	15,936	16,114
Total Liabilities	177,326	173,106
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 28,050,686 and 27,771,790 issued at March 31, 2024 and December 31, 2023, respectively; and 27,372,509 and 27,101,613 outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	378,289	379,813
Treasury stock, at cost; 678,177 and 670,177 outstanding at March 31, 2024 and December 31, 2023, respectively	(3,760)	(3,696)
Accumulated deficit	(349,353)	(346,868)
Accumulated other comprehensive loss	(1,588)	(1,540)
Shareholders' equity attributable to common shareholders	23,588	27,709
Noncontrolling interests in consolidated subsidiaries	(2,946)	(3,098)
Total Shareholders' Equity	20,642	24,611
Total Liabilities and Shareholders' Equity	$197,968	$197,717

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Service fee and commission revenue	$26,160	$26,389
Total revenues	26,160	26,389
Operating expenses:
Claims authorized on vehicle service agreements	6,121	5,410
Commissions	2,608	2,520
Cost of services sold	6,309	7,747
General and administrative expenses	10,355	10,198
Total operating expenses	25,393	25,875
Operating income	767	514
Other revenues (expenses), net:
Net investment income	326	738
Net realized gains	124	210
Net (loss) gain on equity investments	(3)	1,075
Loss on change in fair value of limited liability investments, at fair value	(8)	(130)
Loss on change in fair value of derivative asset option contracts	—	(1,366)
Non-operating other expense	(87)	(145)
Interest expense	(1,145)	(2,972)
Amortization of intangible assets	(1,414)	(1,418)
Impairment of intangible assets	(511)	—
(Loss) gain on change in fair value of debt	(80)	309
Gain on extinguishment of debt	—	31,616
Total other (expenses) revenue, net	(2,798)	27,917
(Loss) income from continuing operations before income tax expense	(2,031)	28,431
Income tax expense	84	699
(Loss) income from continuing operations	(2,115)	27,732
Income from discontinued operations, net of taxes	191	107
Loss on disposal of discontinued operations, net of taxes	(404)	—
Net (loss) income	(2,328)	27,839
Less: Net income (loss) from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	157	(3)
Less: Dividends on preferred stock	—	69
Net (loss) income attributable to common shareholders	$(2,485)	$27,773

Net (loss) income from continuing operations attributable to common shareholders	$(2,272)	$27,666
Net (loss) income from discontinued operations attributable to common shareholders	(213)	107
Net (loss) income attributable to common shareholders	$(2,485)	$27,773

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.08)	$1.15
Discontinued operations	$(0.01)	$—
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.09)	$1.15
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.08)	$1.05
Discontinued operations	$(0.01)	$—
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.09)	$1.05
Weighted-average shares outstanding (in ‘000s):
Basic:	27,107	24,061
Diluted:	27,107	26,419

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023

Net (loss) income	$(2,328)	$27,839
Other comprehensive loss, net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized (losses) gains arising during the period	(63)	442
Reclassification adjustment for amounts included in net (loss) income	(13)	(22)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains (losses) arising during the period	23	(427)
Reclassification adjustment for amounts included in net (loss) income	—	(27,177)
Other comprehensive loss, net of taxes(1):	(53)	(27,184)
Comprehensive (loss) income	(2,381)	655
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	152	12
Comprehensive (loss) income attributable to common shareholders	$(2,533)	$643

(1) Net of income tax expense of $0 for the three months ended March 31, 2024 and March 31, 2023.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	27,709	$(3,098)	$24,611
Vesting of restricted stock awards	500,000	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(221,104)	—	(1,844)	—	—	—	(1,844)	—	(1,844)
Net (loss) income	—	—	—	—	(2,485)	—	(2,485)	157	(2,328)
Repurchases of common stock	(8,000)	—	—	(64)	—	—	(64)	—	(64)
Other comprehensive loss	—	—	—	—	—	(48)	(48)	(5)	(53)
Stock-based compensation	—	—	320	—	—	—	320	—	320
Balance, March 31, 2024	27,372,509	$—	$378,289	$(3,760)	$(349,353)	$(1,588)	$23,588	$(2,946)	$20,642

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108
Conversion of redeemable Class A preferred stock to common stock	748,331	—	4,863	—	—	—	4,863	—	4,863
Exercise of Series B warrants	1,258,840	—	6,294	—	—	—	6,294	—	6,294
Net income (loss)	—	—	—	—	27,842	—	27,842	(3)	27,839
Preferred stock dividends	—	—	(69)	—	—	—	(69)	—	(69)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3,584)	(3,584)
Other comprehensive (loss) income	—	—	—	—	—	(27,199)	(27,199)	15	(27,184)
Stock-based compensation	—	—	283	—	—	—	283	—	283
Balance, March 31, 2023	25,197,251	$—	$371,356	$(492)	$(342,585)	$(594)	$27,685	$(3,135)	$24,550

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities:
Net (loss) income	$(2,328)	$27,839
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(191)	(107)
Loss on disposal of discontinued operations, net of taxes	404	—
Equity in net loss of limited liability investments	60	34
Depreciation and amortization expense	1,540	1,492
Stock-based compensation expense	320	283
Net realized gains	(124)	(210)
Loss (gain) on change in fair value of equity investments	3	(1,075)
Loss on change in fair value of limited liability investments, at fair value	8	130
Impairment of intangible assets	511	—
Loss (gain) on change in fair value of debt	80	(309)
Loss on change in fair value of derivatives	49	1,446
Loss on change in fair value of contingent consideration	270	—
Deferred income taxes	(69)	84
Amortization of fixed maturities premiums and discounts	(6)	14
Gain on extinguishment of debt	—	(31,616)
Changes in operating assets and liabilities:
Service fee receivable, net	(440)	(249)
Other receivables, net	331	1,146
Deferred contract costs	(59)	(227)
Other assets	18	465
Deferred service fees	7	(346)
Other, net	(179)	(21,631)
Cash provided by (used in) operating activities - continuing operations	205	(22,837)
Cash provided by operating activities - discontinued operations	44	50
Net cash provided by (used in) operating activities	249	(22,787)
Investing activities:
Proceeds from sales and maturities of fixed maturities	1,095	2,316
Proceeds from sales of equity investments	77	—
Purchases of fixed maturities	(1,276)	(1,471)
Net proceeds from limited liability investments	—	98
Net proceeds from limited liability investments, at fair value	115	5,306
Net proceeds from investments in private companies	9	—
Net proceeds from other investments and short-term investments	4	7
Net purchases of property and equipment	(190)	(5)
Cash (used in) provided by investing activities - continuing operations	(166)	6,251
Cash used in investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(166)	6,251
Financing activities:
Proceeds from exercise of warrants	—	6,294
Cash paid for repurchase of common stock	(64)	—
Distributions to noncontrolling interest holders	—	(3,584)
Principal proceeds from bank loans, net of debt issuance costs of $26	4,174	—
Principal payments on bank loans	(1,626)	(3,251)
Purchase of subordinated debt	—	(40,328)
Payment of debt issuance costs	—	(25)
Cash provided by (used in) financing activities - continuing operations	2,484	(40,894)
Cash used in financing activities - discontinued operations	(130)	(126)
Net cash provided by (used in) financing activities	2,354	(41,020)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	2,523	(57,480)
Cash and cash equivalents and restricted cash at beginning of period	18,110	77,802
Less: cash and cash equivalents and restricted cash of discontinued operations	612	570
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	17,498	77,232
Cash and cash equivalents and restricted cash of continuing operations at end of period	$20,021	$19,752

(in thousands)	March 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$12,112	$8,291
Restricted cash	7,909	11,461
Cash and cash equivalents and restricted cash per statements of cash flows	$20,021	$19,752

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

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

The accompanying unaudited consolidated interim financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included within our Annual Report on Form 10-K ("2023 Annual Report") for the year ended December 31, 2023.

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, as well as certain variable interest entities as further described in Note 6, "Variable Interest Entities," to the consolidated financial statements in the 2023 Annual Report. All material intercompany transactions and balances have been eliminated in consolidation.

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

The critical accounting estimates and assumptions in the accompanying unaudited consolidated interim financial statements include, but are not limited to, revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations; contingent considerations; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; and fair value assumptions for derivative financial instruments.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as reported in our 2023 Annual Report.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

(a)    Adoption of New Accounting Standards:

Effective January 1, 2024, the Company adopted ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption of ASU 2023-02 did not have an impact on the Company's consolidated financial statements.

(b)    Accounting Standards Not Yet Adopted:

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies with annual periods beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in  August 2018 ("ASU 2023-06"), which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by  June 30, 2027. No amendments were effective at  March 31, 2024. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

In  November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for public companies with annual periods beginning after  December 15, 2023, and interim periods within annual period beginning after  December 15, 2024.  Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on the Company's consolidated financial statements.

In  March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02").  ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025.  The Company does not expect ASU 2024-02 to have a significant impact on its consolidated financial statements.

NOTE 5 ACQUISITIONS AND DISCONTINUED OPERATIONS

(a)	Business Combinations

Systems Products International, Inc.

On September 7, 2023, the Company acquired 100% of the outstanding equity interests of Systems Products International, Inc. ("SPI") for aggregate cash consideration of $2.8 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  SPI, based in Miami, Florida, is a vertical market software company, created exclusively to serve the management needs of all types of shared-ownership properties. As further discussed in Note 19, "Segmented Information," SPI is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s fourth acquisition under its novel CEO Accelerator program and its first in the vertical market software space and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation during the first half of 2024.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the three months ended March 31, 2024, the Company recorded a measurement period adjustment that increased goodwill by $0.1 million compared to the amount recorded at  December 31, 2023.  The measurement period adjustment reflects changes in the estimated fair value of the contract asset of $0.1 million.

The following table summarizes the preliminary estimated allocation of the SPI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 7, 2023
Cash and cash equivalents	$121
Restricted cash	6
Service fee receivable	381
Goodwill	175
Intangible asset not subject to amortization - trade name	120
Intangible asset subject to amortization - customer relationships	1,000
Intangible asset subject to amortization - developed technology	600
Other assets	1,705
Total assets	$4,108

Accrued expenses and other liabilities	$125
Deferred service fees	423
Net deferred income tax liabilities	760
Total liabilities	$1,308

Purchase price	$2,800

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

Digital Diagnostics Imaging, Inc.

On October 26, 2023, the Company acquired 100% of the outstanding equity interests of Digital Diagnostics Imaging, Inc. ("DDI") for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  DDI, based in Wall, New Jersey, is a provider of fully managed outsourced cardiac telemetry services.  As further discussed in Note 19, "Segmented Information," DDI is included in the Kingsway Search Xcelerator segment. This acquisition was the Company’s fifth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation during the first half of 2024.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the three months ended March 31, 2024, the Company recorded a measurement period adjustment that increased goodwill by less than $0.1 million compared to the amount recorded at  December  31, 2023.

The following table summarizes the preliminary estimated allocation of the DDI assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 26, 2023
Cash and cash equivalents	$124
Service fee receivable	496
Property and equipment, net	1,183
Right-of-use asset	145
Goodwill	4,788
Intangible asset not subject to amortization - trade name	260
Intangible asset subject to amortization - customer relationships	6,500
Other assets	7
Total assets	$13,503

Accrued expenses and other liabilities	$214
Income taxes payable	141
Lease liability	145
Net deferred income tax liabilities	2,013
Total liabilities	$2,513

Purchase price	$10,990

(b)	Discontinued Operations

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage.  During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations. The loss is a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.  In conjunction with the sale of the CMC Real Property on December 29, 2022, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  March 31, 2024 and December 31, 2023.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023 is presented below:

(in thousands)	Three months ended March 31,
	2024	2023
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$373	$319
Total revenues	373	319
Expenses:
Cost of services sold	53	47
General and administrative expenses	60	77
Leased real estate segment interest expense	88	91
Total expenses	201	215
Non-operating other revenue	19	3
Income from discontinued operations before income tax expense	191	107
Income tax expense	—	—
Income from discontinued operations, net of taxes	$191	$107

For the three months ended  March 31, 2024 and March 31, 2023, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$526	$612
Other receivables, net	61	—
Property and equipment, net	16,171	16,171
Intangible assets, net	2,748	2,748
Loss on write-down of disposal group	(2,197)	(1,779)
Assets held for sale	$17,309	$17,752
Liabilities
Accrued expenses and other liabilities	$905	$885
Notes payable	15,031	15,229
Liabilities held for sale	$15,936	$16,114

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the three months ended  March 31, 2024 is comprised of $0.4 million of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss,and estimated fair value of the Company's available-for-sale investments at March 31, 2024 and December 31, 2023 are summarized in the tables shown below:

(in thousands)	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,747	$—	$408	$13,339
States, municipalities and political subdivisions	2,887	—	109	2,778
Mortgage-backed	9,579	8	511	9,076
Asset-backed	1,485	—	41	1,444
Corporate	10,597	7	656	9,948
Total fixed maturities	$38,295	$15	$1,725	$36,585

(in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,384	$8	$395	$12,997
States, municipalities and political subdivisions	2,885	3	105	2,783
Mortgage-backed	9,724	23	494	9,253
Asset-backed	1,254	1	45	1,210
Corporate	10,860	18	648	10,230
Total fixed maturities	$38,107	$53	$1,687	$36,473

The table below summarizes the Company's fixed maturities at March 31, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,250	$8,102
Due after one year through five years	24,004	22,906
Due after five years through ten years	1,353	1,274
Due after ten years	4,688	4,303
Total	$38,295	$36,585

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of March 31, 2024 and December 31, 2023. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$4,960	$70	$8,378	$338	$13,338	$408
States, municipalities and political subdivisions	434	2	2,344	107	2,778	109
Mortgage-backed	1,895	23	6,655	488	8,550	511
Asset-backed	365	1	981	40	1,346	41
Corporate	1,031	12	7,790	644	8,821	656
Total fixed maturities	$8,685	$108	$26,148	$1,617	$34,833	$1,725

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands)	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,237	$46	$7,940	$349	$11,177	$395
States, municipalities and political subdivisions	—	—	1,705	105	1,705	105
Mortgage-backed	737	11	6,067	483	6,804	494
Asset-backed	—	—	1,050	45	1,050	45
Corporate	937	11	8,013	637	8,950	648
Total fixed maturities	$4,911	$68	$24,775	$1,619	$29,686	$1,687

At March 31, 2024 and  December 31, 2023, there are approximately 201 and 181 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at March 31, 2024 and  December 31, 2023.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at March 31, 2024 and  December 31, 2023. .

The Company did not record any write-downs for impairment related to investments for the three months ended March 31, 2024 and March 31, 2023.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of March 31, 2024 and December 31, 2023, the carrying value of limited liability investments totaled $0.8 million.  The Company recorded no impairments related to limited liability investments during the three months ended March 31, 2024 and  March 31, 2023.  Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  March 31, 2024, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity Argo Holdings Fund I, LLC ("Argo Holdings").  As of March 31, 2024 and December 31, 2023, the carrying value of the Company's limited liability investment, at fair value was $3.5 million.  At March 31, 2024, the Company had no unfunded commitments to fund limited liability investments, at fair value.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investments in private companies totaled $0.9 million. For the three months ended March 31, 2024 and March 31, 2023, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three months ended March 31, 2024 and March 31, 2023.

Net investment income for the three months ended March 31, 2024 and March 31, 2023 is comprised as follows:

(in thousands)	Three months ended March 31,
	2024	2023
Investment income:
Interest from fixed maturities	$312	$229
Dividends	12	60
Loss from limited liability investments	(60)	(34)
Other	93	520
Gross investment income	357	775
Investment expenses	(31)	(37)
Net investment income	$326	$738

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

Net realized gains on investments for the three months ended March 31, 2024 and March 31, 2023 are comprised as follows:

(in thousands)	Three months ended March 31,
	2024	2023
Available-for-sale fixed maturities:
Gross realized gains	$—	$2
Gross realized losses	—	—
Net realized gains on available-for-sale fixed maturities	—	2
Limited liability investments	—	98
Limited liability investments, at fair value	115	110
Investments in private companies	9	—
Net realized gains	$124	$210

Net (loss) gain on equity investments for the three months ended March 31, 2024 and March 31, 2023 is comprised as follows:

(in thousands)	Three months ended March 31,
	2024	2023
Net losses recognized on equity investments sold during the period	$(3)	$—
Change in net unrealized gains recognized on equity investments held at end of the period	—	1,075
Net (loss) gain on equity investments	$(3)	$1,075

Prior to the second quarter of 2023, the Company held 400,000 warrants in Limbach Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the third quarter of 2023, the Company sold its investment in Limbach.

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the three months ended March 31, 2024:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2023	$31,153	$18,473	$732	$50,358
Measurement period adjustments	—	94	—	94
Balance, March 31, 2024	$31,153	$18,567	$732	$50,452

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the first quarter of 2024, the Company recorded measurement period adjustments, related to acquisitions of SPI and DDI, that increased goodwill by $0.1 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three months ended March 31, 2024 and March 31, 2023.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at March 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	39,942	20,920	—	19,022
Developed technology	600	34	—	566
Intangible assets not subject to amortization:
Trade names	14,667	—	511	14,156
Total	$63,807	$29,552	$511	$33,744

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

(in thousands)	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	39,942	19,521	20,421
Developed technology	600	18	582
Intangible assets not subject to amortization:
Trade names	14,667	—	14,667
Total	$63,807	$28,137	$35,670

The Company's other intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.4 million for each of the three months ended March 31, 2024 and March 31, 2023, respectively.

The trade names intangible assets have indefinite useful lives and are not amortized.  Indefinite-lived intangible assets are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company may perform its impairment test for any indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.

At March 31, 2024, the Company determined that certain trade names should be further examined under a quantitative approach.  Based upon this assessment, the Company recorded an impairment charge of $0.5 million related to the SNS and CSuite indefinite-lived trade names.  The fair value of the SNS and CSuite trade names was estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and reduction in projected revenue.  No impairment charges were recorded during the three months ended  March 31, 2023.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	March 31, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	585	265	320
Furniture and equipment	291	258	33
Computer hardware	1,111	706	405
Medical equipment	1,212	56	1,156
Total	$3,199	$1,285	$1,914

(in thousands)	December 31, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	585	225	360
Furniture and equipment	287	250	37
Computer hardware	1,080	660	420
Medical equipment	1,056	23	1,033
Total	$3,008	$1,158	$1,850

For each of the three months ended March 31, 2024 and March 31, 2023, depreciation expense on property and equipment o f $0.1  million , is included in general and administrative expenses in the unaudited consolidated statements of operations.

As explained in Note 5 , " Acquisitions and Discontinued Operations ," the estimated fair value of the fixed assets from the DDI acquisition (i.e. medical equipment) are subject to change as we obtain further information; therefore, the final fair value could change from the estimate included in these consolidated financial statements (which could also impact the amount of depreciation recorded).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

NOTE 10 DERIVATIVES

(a)	Interest rate swap

On April 1, 2021, the Company entered into an interest rate swap agreement with CIBC Bank USA to convert the variable London interbank offered interest rate for three-month U.S. dollar deposits ("LIBOR") interest rate on a portion of its 2020 KWH Loan (as defined below in Note 11, "Debt,") to a fixed interest rate of 1.18%.  On September 15, 2022, the interest rate swap agreement was amended to convert from a variable Secured Overnight Financing Rate ("SOFR") to a fixed interest rate of 1.103%.  The interest rate swap had an initial notional amount of $11.9 million.  On February 29, 2024, the interest rate swap matured and the Company did not enter into any additional interest rate swap agreement upon its expiration.

The purpose of this interest rate swap, which was not designated as a cash flow hedge, was to reduce the Company's exposure to variability in cash flows from interest payments attributable to fluctuations in the variable interest rate associated with the 2020 KWH Loan.  The Company had not elected hedge accounting for the interest rate swap.  The interest rate swap was recorded in the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

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

The August Option,  September 20 Option and September 26 Options (collectively "the TruPs Options") are derivative contracts. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.  The TruPs options were recorded in the consolidated balance sheet at fair value with changes in fair value recorded in the unaudited consolidated statements of operations. See Note 20, "Fair Value of Financial Instruments," for further discussion.

During the three months ended  March 31, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of  $1.4 million,which is included in loss on change in fair value of derivative asset option contracts in the unaudited consolidated statement of operations and as an adjustment to calculate cash flows provided by (used in) operating activities in the unaudited consolidated statement of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the three months ended  March 31, 2023 with respect to the TruPs Options contracts.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

NOTE 11 DEBT

Debt consists of the following instruments at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024			December 31, 2023
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$4,425	$4,425	$4,505	$4,650	$4,650	$4,811
2022 Ravix Loan	4,775	4,628	5,034	4,925	4,769	5,027
SNS Loan	5,017	4,942	5,245	5,142	5,063	5,243
DDI Loan	5,600	5,537	5,604	5,600	5,534	5,841
2020 KWH Loan	14,052	13,878	14,458	10,979	10,806	11,240
Total bank loans	33,869	33,410	34,846	31,296	30,822	32,162
Subordinated debt	15,000	13,651	13,651	15,000	13,594	13,594
Total	$48,869	$47,061	$48,497	$46,296	$44,416	$45,756

Subordinated debt mentioned above consists of the following trust preferred debt instrument at March 31, 2024 and  December 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

(a)           Bank loans:

Ravix

As part of the acquisition of Ravix Group, Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan"). The 2021 Ravix Loan requires monthly payments of principal and interest.

The 2021 Ravix Loan has an annual interest rate equal to the greater of the Pr ime Rate plus 0.5%, or 3.75%. At March 31, 2024, the interest rate was  9.00%. The term loan matures on October  1, 2027. The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to: (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  March 31, 2024, the interest rate was 9.25%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At March 31, 2024 and December 31, 2023, the balance of the 2022 Revolver was zero.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2024, the interest rate was 9.00%. Monthly principal payments on the term loan began on November 15, 2023. The revolver matures on May 2, 2025 and the term loan matures on November 18, 2028.  The carrying values at  March 31, 2024 and December 31, 2023 for the SNS Loan includes $4.7 million and $5.1 million, respectively, related to the term loan and $0.2 million and zero, respectively, related to the revolver.

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

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At March 31, 2024 SNS is in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has received an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended March 31, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the asset acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At March 31, 2024, the interest rate was 9.00%. Monthly principal payments on the term loan begin on December 15, 2024.  The revolver matures on September 1, 2024 and the term loan matures on October 26, 2029.  The carrying values at each of  March 31, 2024 and December 31, 2023 for the DDI Loan includes $5.5 million related to the term loan and zero related to the revolver.

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

KWH

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020.  The 2020 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At March 31, 2024, the interest rate was 8.20%. The 2020 KWH Loan matures on December 1, 2025.

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, may be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. During the three months ended  March 31, 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Loan revolver.

The carrying values at  March 31, 2024 and December 31, 2023 includes $12.9 million and $10.3 million, respectively, related to the term loan and $1.0 million and $0.5 million, respectively, related to revolver.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

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

(b)          Subordinated debt:

Between December 4, 2002 and December 16, 2003, six subsidiary trusts of the Company issued $90.5 million of 30-year capital securities to third-parties in separate private transactions. In each instance, a corresponding floating rate junior subordinated deferrable interest debenture was then issued by KAI to the trust in exchange for the proceeds from the private sale. The floating rate debentures bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%. Effective July 3, 2023, the index used for determining the interest rate for the floating rate debentures was converted from LIBOR to CME Term SOFR. The Company has the right to call each of these securities at par value any time after five years from their issuance until their maturity.

The subordinated debt, or TruPs, is carried in the consolidated balance sheets at fair value. See Note 20, "Fair Value of Financial Instruments," for further discussion of the subordinated debt. The portion of the change in fair value of subordinated debt related to the instrument-specific credit risk is recognized in other comprehensive (loss) income.

Of the $0.1 million increase in fair value of the Company's subordinated debt between December 31, 2023 and March 31, 2024, less than $0.1 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $0.1 million is reported as loss on change in fair value of debt in the Company's unaudited consolidated statement of operations.

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the three months ended  March 31, 2023.  At March 31, 2024, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The unaudited consolidated statements of comprehensive (loss) income for the three months ended  March 31, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2024 were $0.1 million and $0.1 million, respectively. Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended March 31, 2023 were $0.1 million and less than $0.1 million, respectively.  Short-term lease costs included in general and administrative expenses for each of the three months ended March 31, 2024 and  March 31, 2023 were less than $0.1 million.

The annual maturities of lease liabilities as of March 31, 2024 were as follows:

(in thousands)	Lease Commitments
2024	$396
2025	436
2026	334
2027	257
2028	172
2029 and thereafter	47
Total undiscounted lease payments	1,642
Imputed interest	186
Total lease liabilities	$1,456

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

The weighted-average remaining lease term for our operating leases was 3.76 years as of March 31, 2024. The weighted-average discount rate of our operating leases was 6.14% as of March 31, 2024. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue and software license and support revenue.  Revenue is based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Three months ended March 31,
		2024	2023

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,982	$14,835
Maintenance support service fees	Trinity	$763	954
Warranty product commissions	Trinity	939	882
Business services consulting fees	Ravix and Csuite	4,550	5,344
Healthcare services fees	SNS and DDI	4,226	4,374
Software license and support fees	SPI	700	—
Service fee and commission revenue		$26,160	$26,389

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 5.9% to 11.7% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

The Company's revenue recognition policies are further described in Note 2(p), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2023 Annual Report.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at March 31, 2024 and December 31, 2023 were $10.5 million and $10.1 million, respectively.  The increase in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses. During the three months ended  March 31, 2024 and  March 31, 2023, the Company recorded an increase to its allowance for credit losses of $0.1 million and less than $0.1 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of $0.1 million and less than $0.1 million during the three months ended  March 31, 2024 and  March 31, 2023, respectively.

Contract asset

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  The Company had no contract asset prior to the acquisition of SPI on September 7, 2023.  The contract asset is included in other assets in the consolidated balance sheets, and at at March 31, 2024 and December 31, 2023 was $1.6 million and 1.7 million, respectively.  The decrease in the contract asset is primarily due to a measurement period adjustment recorded during the first quarter of 2024 to decrease the contract asset related to SPI by $0.1 million, as further discussed in Note 5, "Acquisitions and Discontinued Operations ".  During the three months ended  March 31, 2024, the Company recorded additions to the contract asset of $0.1 million and reduced the contract asset by $0.1 million as a result of billings to customers.

Contract asset is reported net of an estimated allowance for credit losses. During the three months ended  March 31, 2024, the Company recorded an increase to its allowance for credit losses of less than $0.1 million. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded no write-offs of contract asset that were deemed to be uncollectible during the three months ended  March 31, 2024.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the three months ended  March 31, 2024 were as follows:

(in thousands)	Three Months Ended March 31, 2024
Balance, December 31, 2023	$83,995
Deferral of revenue	15,409
Recognition of deferred service fees	(15,402)
Balance, March 31, 2024	$84,002

The increase in deferred service fees between December 31, 2023 and March 31, 2024 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the three months ended March 31, 2024.

Approximately $12.6 million and $12.5 million of service fee and commission revenue recognized during the three months ended March 31, 2024 and March 31, 2023 was included in deferred service fees as of December 31, 2023 and December 31, 2022, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 50.7% of the outstanding performance obligations as of March 31, 2024.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three months ended March 31, 2024 and March 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

The deferred contract costs balances and related amortization expense for the three months ended  March 31, 2024 and March 31, 2023 are comprised as follows:

(in thousands)	Three months ended March 31, 2024			Three months ended March 31, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,653	$81	$13,734	$13,174	$83	$13,257
Additions	2,337	7	2,344	2,336	7	2,343
Amortization	(2,277)	(8)	(2,285)	(2,109)	(7)	(2,116)
Balance at March 31, net	$13,713	$80	$13,793	$13,401	$83	$13,484

NOTE 14 INCOME TAXES

Income tax expense for the three months ended March 31, 2024 and March 31, 2023 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended March 31,
	2024	2023
Income tax (benefit) expense at U. S. statutory income tax rate	$(426)	$5,981
Valuation allowance	539	(5,904)
Compensation	(120)	29
Investment income	(15)	18
State income tax	91	489
Indefinite life intangibles	(48)	80
Contingent consideration	57	—
Other	6	6
Income tax expense	$84	$699

The Company maintains a valuation allowance for its gross deferred tax assets at March 31, 2024 and December 31, 2023. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its March 31, 2024 and December 31, 2023 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $5.0 million and $5.0 million at March 31, 2024 and December 31, 2023, respectively, that consists of:

•	$4.1 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.9 million of deferred state income tax liabilities.

As of March 31, 2024 and December 31, 2023, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three months ended  March 31, 2024 and  March 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

NOTE 15 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three months ended March 31, 2024 and March 31, 2023:

(in thousands, except per share data)	Three months ended March 31,
	2024	2023
Numerator:
(Loss) income from continuing operations	$(2,115)	$27,732
(Less) plus: net (income) loss from continuing operations attributable to noncontrolling interests	(157)	3
Less: dividends on preferred stock	—	(69)
Numerator used in calculating basic (loss) earnings per share from continuing operations attributable to common shareholders	$(2,272)	$27,666
Adjustment to add-back dividends on preferred stock	—	69
Adjustment for proportionate interest in Ravix, SNS and SPI's earnings attributable to common stock	—	(50)
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(2,272)	$27,685
(Loss) income from discontinued operations	(213)	107
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(2,485)	$27,792

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	27,107	24,061
Weighted-average diluted shares
Weighted-average common shares outstanding	27,107	24,061
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	789
Warrants	—	1,382
Convertible preferred stock	—	187
Total weighted-average diluted shares	27,107	26,419
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.08)	$1.15
Discontinued operations	$(0.01)	$0.00
Basic (loss) earnings per share - net (loss) income attributable to common shareholders:	$(0.09)	$1.15
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.08)	$1.05
Discontinued operations	$(0.01)	$0.00
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.09)	$1.05

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three months ended  March 31, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

The following weighted-average potentially dilutive securities are not included in the dilut ed (loss) earnings  per share calculations above because they would have had an antidilutive effect on the (loss)  earnings   per share:

	Three months ended March 31,
	2024	2023
Unvested restricted stock awards	548,964	358,410
Warrants	—	—
Convertible preferred stock	—	—
Total	548,964	358,410

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award fully vested on March 28, 2024. The 2018 Restricted Stock Award was amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at March 31, 2024 was zero.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the three months ended  March 31, 2024, no shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at March 31, 2024 was $2.4 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the three months ended March 31, 2024:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2023	1,027,658	$5.22
Granted	21,306	8.39
Vested	(278,896)	5.73
Vested and settled for tax withholding	(221,104)	5.73
Unvested at March 31, 2024	548,964	$4.88

The unvested balance at March 31, 2024 in the table above is comprised of 548,964 shares of the 2020 Restricted Stock Awards and zero shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.2 million for each of the three months ended March 31, 2024 and March 31, 2023.

(b)     Restricted Common Unit Awards of Ravix

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

During the three months ended March 31, 2024, 5,208 units of the 2021 Ravix RUA became fully vested.  At March 31, 2024 and December 31, 2023, there were 65,320 and 70,528 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  March 31, 2024 was $0.2 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended March 31, 2024 and March 31, 2023.

(c)     Restricted Common Unit Awards of SNS

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

During the three months ended March 31, 2024, 1,563 units of the SNS RUA vested.  At March 31, 2024 and  December 31, 2023, there were 41,667 and 43,229 unvested units respectively, of the SNS RUA with a weighted-average grant date fair value of $5.81 and $5.84 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  March 31, 2024 was $0.2 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million for each of the three months ended March 31, 2024 and March 31, 2023.

(d)      Restricted Common Unit Awards of SPI

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

During the three months ended March 31, 2024, no units of the SPI RUA vested.  At March 31, 2024 and  December 31, 2023, there were 115,667 unvested units of the SPI RUA with a weighted-average grant date fair value of $1.11 per Class B common unit. Total unamortized compensation expense related to unvested SPI RUA at  March 31, 2024 was $0.1 million.

Stock-based compensation expense related to the SPI RUA was less than $0.1 million and zero for the three months ended March 31, 2024 and March 31, 2023, respectively.

(e)     Restricted Common Unit Awards of DDI

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

During the three months ended March 31, 2024, no units of the DDI RUA vested. At  March 31, 2024 and  December 31, 2023, there were 115,667 unvested units of the DDI RUA with a weighted-average grant date fair value of $4.16 per Class B common unit. Total unamortized compensation expense related to unvested DDI RUA at  March 31, 2024 was $0.4 million.

Stock-based compensation expense related to the DDI RUA was less than $0.1 million and zero for the three months ended March 31, 2024 and March 31, 2023, respectively.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

NOTE 17 Shareholders' Equity

During the three months ended  March 31, 2023, 119,733 Class A Preferred Shares ("Preferred Shares") were converted into 748,331 common shares.  As a result, during the three months ended  March 31, 2023, $4.9 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet.  There are no Preferred Shares outstanding at March 31, 2024 and  December 31, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three months ended  March 31, 2024 and   March 31, 2023, the Company repurchased 8,000 and zero shares, respectively, of common stock for an aggregate purchase price of approximately $0.1 million and zero, respectively, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of March 31, 2024.

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

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 and March 31, 2023 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended March 31, 2024
	Unrealized	Foreign	Change in Fair Value	Total
	Losses on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at December 31, 2023	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive (loss) income arising during the period	(58)	—	23	(35)
Amounts reclassified from accumulated other comprehensive loss	(13)	—	—	(13)
Net current-period other comprehensive (loss) income	(71)	—	23	(48)

Balance at March 31, 2024	$(1,667)	$(3,286)	$3,365	$(1,588)

(in thousands)	Three months ended March 31, 2023
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)

Balance at December 31, 2022	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	427	—	(427)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	—	(27,177)	(27,199)
Net current-period other comprehensive income (loss)	405	—	(27,604)	(27,199)

Balance at March 31, 2023	$(2,059)	$(3,286)	$4,751	$(594)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

It should be noted that the unaudited consolidated statements of comprehensive (loss) income present the components of other comprehensive loss, net of tax, only for the three months ended March 31, 2024 and March 31, 2023 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023:

(in thousands)	Three months ended March 31,
	2024	2023
Reclassification of accumulated other comprehensive income from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$13	$22
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	—	27,177
(Loss) income from continuing operations before income tax expense	13	27,199
Income tax expense	—	—
(Loss) income from continuing operations, net of taxes	13	27,199
Income from discontinued operations, net of taxes	—	—
Net (loss) income	$13	$27,199

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive (loss) income for the three months ended  March 31, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

NOTE 19 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PW I and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 25 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 47 and 37 states, respectively, via independent used car dealerships and franchised car dealerships.

PWI markets, sells and administers vehicle service agreements to used car buyers in all fifty states via independent used car and franchise network of approved automobile and motorcycle dealer partners. PWI’s business model is supported by an internal sales and operations team and partners with American Auto Shield in three states with a "white label" agreement.  PWI also sells and administers a GAP product, under the Penn name, in states where Penn is approved.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

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

Revenues by reportable segment reconciled to consolidated revenues for the three months ended March 31, 2024 and March 31, 2023 were:

(in thousands)	Three months ended March 31,
	2024	2023
Revenues:
Service fee and commission revenue - Extended Warranty	$16,685	$16,671
Service fee and commission revenue - Kingsway Search Xcelerator	9,475	9,718
Total revenues	$26,160	$26,389

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three months ended March 31, 2024 and March 31, 2023 were:

(in thousands)	Three months ended March 31,
	2024	2023
Segment operating income:
Extended Warranty	$1,076	$1,432
Kingsway Search Xcelerator	1,343	1,577
Total segment operating income	2,419	3,009
Net investment income	326	738
Net realized gains	124	210
Net (loss) gain on equity investments	(3)	1,075
Loss on change in fair value of limited liability investments, at fair value	(8)	(130)
Loss on change in fair value of derivative asset option contracts	—	(1,366)
Interest expense	(1,145)	(2,972)
Other revenue and expenses not allocated to segments, net	(1,739)	(2,640)
Amortization of intangible assets	(1,414)	(1,418)
Impairment of intangible assets	(511)	—
(Loss) gain on change in fair value of debt	(80)	309
Gain on extinguishment of debt	—	31,616
(Loss) income from continuing operations before income tax expense	(2,031)	28,431
Income tax expense	84	699
(Loss) income from continuing operations	$(2,115)	$27,732

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

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

Limited liability investments, at fair value - Limited liability investments, at fair value, include the underlying investments of Argo Holdings. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

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

Derivative contract - interest rate swap - As described in Note 10, "Derivatives," the Company entered into an interest rate swap agreement effective April 1, 2021 to convert the variable interest rate on a portion of the 2020 KWH Loan to a fixed interest rate. On February 29, 2024, the interest rate swap matured and the Company did not enter into any additional interest rate swap agreement upon its expiration. The interest rate swap contract was measured and reported at fair value and is included in other receivables in the consolidated balance sheet at  December 31, 2023. The fair value of the interest rate swap contract was estimated using inputs which the Company obtained from the counterparty and was determined using a discounted cash flow analysis on the expected cash flows of the derivative.  The discounted cash flow valuation technique reflected the contractual term of the derivative contract, including the period to maturity, and used observable market based inputs, including quoted mid-market prices or third-party consensus pricing, interest rate curves and implied volatilities.  The interest rate swap contract is categorized in Level 2 of the fair value hierarchy.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

Derivative contracts- trust preferred debt repurchase options - As described in Note 10, "Derivatives," the Company entered into three TruPs Options contracts during the third quarter of 2022.  During the first quarter of 2023, the Company executed the TruPs Options contracts.  The TruPs Options contracts were measured and reported at fair value. The fair value of the TruPs Options contracts was estimated using the binomial lattice model.  Key inputs in the valuation included credit spread assumptions, interest rate volatility, debt coupon interest rate and time to maturity.  The TruPs Options contracts are categorized in Level 3 of the fair value hierarchy.

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at March 31, 2024 and December 31, 2023 was $3.4 million and $3.1 million, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at March 31, 2024 and December 31, 2023 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 are as follows.

(in thousands)	March 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,339	$—	$13,339	$—
States, municipalities and political subdivisions	2,778	—	2,778	—
Mortgage-backed	9,076	—	9,076	—
Asset-backed	1,444	—	1,444	—
Corporate	9,948	—	9,948	—
Total fixed maturities	36,585	—	36,585	—
Limited liability investments, at fair value	3,488	—	—	3,488
Total assets	$40,073	$—	$36,585	$3,488

Liabilities:
Subordinated debt	$13,651	$—	$13,651	$—
Contingent consideration	3,375	—	—	3,375
Total liabilities	$17,026	$—	$13,651	$3,375

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

(in thousands)	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,997	$—	$12,997	$—
States municipalities and political subdivisions	2,783	—	2,783	—
Mortgage-backed	9,253	—	9,253	—
Asset-backed	1,210	—	1,210	—
Corporate	10,230	—	10,230	—
Total fixed maturities	36,473	—	36,473	—
Equity investments	79	79	—	—
Limited liability investments, at fair value	3,496	—	—	3,496
Derivative contract - interest rate swap	49	—	49	—
Total assets	$40,097	$79	$36,522	$3,496

Liabilities:
Subordinated debt	$13,594	$—	$13,594	$—
Contingent consideration	3,105	—	—	3,105
Total liabilities	$16,699	$—	$13,594	$3,105

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2024 and March 31, 2023:

(in thousands)	Three months ended March 31,
	2024	2023
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,496	$3,196
Contributions	—	35
Distributions received	(115)	(110)
Realized gains included in net (loss) income	115	110
Change in fair value of limited liability investments, at fair value included in net (loss) income	(8)	211
Ending balance	$3,488	$3,442
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$(8)	$211
Included in other comprehensive loss	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$19,034
Exercise of options included in net (loss) income	—	(17,668)
Change in fair value of derivative assets included in net (loss) income	—	(1,366)
Ending balance	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$—
Included in other comprehensive loss	—	—
Ending balance - assets	$3,488	$3,442
Liabilities:
Contingent consideration:
Beginning balance	$3,105	$3,218
Change in fair value of contingent consideration included in net (loss) income	270	—
Ending balance	$3,375	$3,218
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$270	$—
Included in other comprehensive loss	$—	$—
Ending balance - liabilities	$3,375	$3,218

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at March 31, 2024:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,488	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,375	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.00%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at December 31, 2023:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investments, at fair value	$3,496	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,105	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.0%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three months ended March 31, 2024 and March 31, 2023, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three months ended March 31, 2024 and March 31, 2023. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three months ended March 31, 2024.

NOTE 21 RELATED PARTIES

Related party transactions, including services provided to or received by the Company's subsidiaries, are measured in part by the amount of consideration paid or received as established and agreed by the parties. Except where disclosed elsewhere in these unaudited consolidated interim financial statements, the following is a summary of related party relationships and transactions.

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  March 31, 2024 and December 31, 2023, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the three months ended March 31, 2024 and the year ended  December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) March 31, 2024

NOTE 22 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2023, the Company made reimbursement payments to Aegis totaling $1.5 million in connection with the Settlement Agreement. During the three months ended March 31, 2024 and March 31, 2023, the Company made no reimbursement payments to Aegis in connection with the Settlement Agreement. The remaining maximum reimbursement amount is $3.3 million as of March 31, 2024.  The Company’s potential exposure under these agreements was not reasonably determinable at March 31, 2024, and no liability has been recorded in the unaudited consolidated interim financial statements at March 31, 2024.

(b)    Guarantee:

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at March 31, 2024 and December 31, 2023, were on deposit with state regulatory authorities.

The Company also has restricted cash of $7.9 million and $8.4 million at March 31, 2024 and December 31, 2023, respectively. Included in restricted cash are:

•	$6.9 million and $7.7 million at March 31, 2024 and December 31, 2023, respectively, held as deposits by IWS, Geminus, PWI, Ravix, CSuite and SPI;
•	$0.2 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively, on deposit with state regulatory authorities; and
•

$0.8 million and $0.5 million at March 31, 2024 and December 31, 2023, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “seeks” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Kingsway management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Kingsway’s securities filings, including its Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report"). The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, on the Canadian Securities Administrators’ website at www.sedar.com or through the Company’s website at www.kingsway-financial.com. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

FILER STATUS

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders was between $75 million and $250 million and the Company’s revenue for the year ended December 31, 2023 was more than $100 million.  As a result, the Company will be deemed an accelerated filer as defined in Rule 12b-2 under the Exchange Act as of January 1, 2024.  Due to the change in filer status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

OVERVIEW

Kingsway is a Delaware holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries. Kingsway conducts its business through two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI") and Trinity Warranty Solutions LLC ("Trinity"). Throughout Management's Discussion and Analysis, the term "Extended Warranty" is used to refer to this segment.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in25 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 47 and 37 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income from continuing operations before income tax expense that, in addition to segment operating income, includes net investment income, net realized gains, net (loss) gain on equity investments, loss on change in fair value of limited liability investments, at fair value, loss on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, impairment of intangible assets, (loss) gain on change in fair value of debt and gain on extinguishment of debt. A reconciliation of total segment operating income to (loss) income from continuing operations before income tax expense for the three months ended March 31, 2024 and March 31, 2023 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The critical accounting policies and judgments in the accompanying unaudited consolidated interim financial statements include revenue recognition; valuation of fixed maturities and equity investments; impairment assessment of investments; valuation of limited liability investments, at fair value; valuation of deferred income taxes; accounting for business combinations; contingent consideration; valuation and impairment assessment of intangible assets; goodwill recoverability; deferred contract costs; fair value assumptions for subordinated debt obligations; fair value assumptions for subsidiary stock-based compensation awards; and fair value assumptions for derivative financial instruments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies and critical estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report. There has been no material change subsequent to December 31, 2023 to the information previously disclosed in the 2023 Annual Report with respect to these significant accounting policies and critical estimates.

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three months ended March 31, 2024 and March 31, 2023 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended March 31,
	2024	2023	Change
Segment operating income:
Extended Warranty	$1,076	$1,432	$(356)
Kingsway Search Xcelerator	1,343	1,577	(234)
Total segment operating income	2,419	3,009	(590)
Net investment income	326	738	(412)
Net realized gains	124	210	(86)
Net (loss) gain on equity investments	(3)	1,075	(1,078)
Loss on change in fair value of limited liability investments, at fair value	(8)	(130)	122
Loss on change in fair value of derivative asset option contracts	—	(1,366)	1,366
Interest expense	(1,145)	(2,972)	1,827
Other revenue and expenses not allocated to segments, net	(1,739)	(2,640)	901
Amortization of intangible assets	(1,414)	(1,418)	4
Impairment of intangible assets	(511)	—	(511)
(Loss) gain on change in fair value of debt	(80)	309	(389)
Gain on extinguishment of debt	—	31,616	(31,616)
(Loss) income from continuing operations before income tax expense	(2,031)	28,431	(30,462)
Income tax expense	84	699	(615)
(Loss) income from continuing operations	(2,115)	27,732	(29,847)
Income from discontinued operations, net of taxes	191	107	84
Loss on disposal of disposal of discontinued operations, net of taxes	(404)	—	(404)
Net (loss) income	$(2,328)	$27,839	$(30,167)

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

In the  first quarter of 2024 , we reported segment operating income of $2.4 million, a decrease of  $0.6 million from the same period in 2023.   See further discussion below related to the decrease for the three  months ended March 31, 2024.

In the first quarter of 2024, we reported loss from continuing operations of $2.1 million compared to income from continuing operations of $27.7 million in the first quarter of 2023. The loss from continuing operations for the three months ended March 31, 2024is primarily due to:

•	Interest expense;
•	Other revenue and expenses not allocated to segments, net; and
•	Amortization of intangible assets; partially offset by
•	Segment operating income.

The income from continuing operations for the three months ended March 31, 2023 is primarily due:

•	A gain on extinguishment of debt of $31.6 million, related to the repurchase of the trust preferred debt; which was partially offset by
•	Loss on change in fair value of derivative asset option contracts of $1.4 million, related to the trust preferred debt repurchase options; and
•	Other revenue and expenses not allocated to segments, net.

See Note 11, "Debt" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

In the first quarter of 2024, we reported anet lossof $2.3 million compared to net income of $27.8 million in the first quarter of 2023.  In addition to the items described above impacting (loss) income from continuing operations, the net (loss) income includes:

•

Income from discontinued operations, net of taxes of $0.2 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, related to the operations of VA Lafayette; and

•	A loss on disposal of discontinued operations, net of taxes of $0.4 million and zero for the three months ended March 31, 2024 and March 31, 2023, respectively,

KINGSWAY FINANCIAL SERVICES INC.

For the three months ended March 31, 2024, the loss on disposal of discontinued operations is the result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price.  As discussed in Note 5, "Acquisitions and Discontinued Operations," to the unaudited consolidated interim financial statements, during the fourth quarter of 2022, the Company committed to a plan sell VA Lafayette. During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations. The loss was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

Extended Warranty

The Extended Warranty service fee and commission revenue was $16.7 million for the three months ended March 31, 2024 compared with $16.7 million for the three months ended March 31, 2023.

The Extended Warranty operating income was $1.1 million for the three months ended March 31, 2024 compared with $1.4 million for the three months ended March 31, 2023.  We saw an increase in claims paid at our auto Extended Warranty companies – both sequentially and year over year – primarily due to continued inflationary pressures on the cost of parts and labor.

Operating income was primarily impacted by the following:

•	A $0.1 million increase at IWS to $0.8 million for the three months ended March 31, 2024, primarily due to an increase in revenue;

•

A $0.3 million decrease at PWI to $0.1 million for the three months ended March 31, 2024. The operating income for the three months ended March 31, 2024 was impacted by higher claims expense and commission expense, which more than offset the benefits from  lower general and administrative expenses and increased revenue;

•

A $0.2 million decrease at Geminus to $0.1 million for the three months ended March 31, 2024, due to an increase in claims authorized on vehicle service agreements.  General and administrative expenses were down slightly quarter to date; and

•	A less than $0.1 million decrease at Trinity to $0.1 million for the three months ended March 31, 2024.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue decreased to $9.5 million for the three months ended March 31, 2024 compared to $9.7 million for the three months ended March 31, 2023.  Kingsway Search Xcelerator operating income was $1.3 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023.  Revenue and operating income were primarily impacted by the following:

•	Ravix operating income increased less than $0.1 million to $0.9 million for the three months ended March 31, 2024. A decrease in cost of sales was partially offset by a decrease in revenue;

•	SNS operating income decreased $0.5 million to $0.1 million for the three months ended March 31, 2024, primarily due to a decrease in revenue, partially offset by lower cost of sales;

•	CSuite operating income decreased $0.1 million to less than $0.1 million for the three months ended March 31, 2024, primarily due to a decrease in revenue, partially offset by lower cost of sales; and

•

The revenue and operating income derived from SPI and DDI, which were acquired September 7, 2023 and October 26, 2023, respectively. SPI and DDI had combined revenue and operating income of $2.1 million and $0.3 million, respectively, during the three months ended March 31, 2024.

Net Investment Income

Net investment income was $0.3 million in the first quarter of 2024 compared to $0.7 million in the first quarter of 2023. The decrease in net investment income for the three months ended March 31, 2024 primarily relates to the decrease in investment income from cash equivalents, as a result of a decrease in the cash equivalents balance.

Net Realized Gains

Net realized gains were $0.1 million in the first quarter of 2024 compared to $0.2 million in the first quarter of 2023. The net realized gains for the three months ended March 31, 2024 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings").  The net realized gains for the three months ended March 31, 2023 primarily relate to realized gains recognized by Argo Holdings and distributions received from one of the Company’s investments in private companies in which its carrying value previously had been written down to zero as a result of prior distributions.

KINGSWAY FINANCIAL SERVICES INC.

Net (Loss) Gain on Equity Investments

Loss on equity investments was less than  $0.1  million in the  first quarter of 2024 compared to a gain of  $1.1  million in the  first quarter of 2023 .  The gain for the three months ended   March 31, 2023 relates to unrealized gains on equity investments held.  During the first quarter of 2023, the Company held warrants in Limbach  Holdings, Inc. ("Limbach").  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held.  During the third quarter of 2023, the Company sold all of its investment in Limbach.

Loss on Change in Fair Value of Limited Liability Investments, at Fair Value

Loss on change in fair value of limited liability investments, at fair value was less than $0.1 million in the first quarter of 2024 compared to $0.1 million in the first quarter of 2023.  The loss for the three months ended March 31, 2024 represents a decrease in fair value related to Argo Holdings. The loss for the three months ended March 31, 2023 represents a decrease in fair value of $0.3 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease"), partially offset by an increase in fair value of $0.2 million related to Argo Holdings.

During the second quarter of 2023, the Company recorded the sale of Net Lease's final investment property.  As a result of the sale, the Company's investment in Net Lease was zero at December 31, 2023.

Loss on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was zero i n the  first quarter of 2024 compared to $1.4  million  in the  first quarter of 2023 .   The derivative contract related  to  three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

Interest Expense

Interest expense for the first quarter of 2024 was $1.1 million compared to $3.0 million in the first quarter of 2023.  The decrease for the three months ended March 31, 2024 is primarily attributable to:

•

A decrease of $1.9 million on the Company’s subordinated debt. On March 22, 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million. As a result, the interest expense for the first quarter of 2024 relates only to the one remaining TruPs debt instrument outstanding.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•	A decrease of less than $0.1 million related to the 2020 KWH Loan, as a result of a decrease in fair value of the interest rate swap related to the 2020 KWH bank loan;
•	A decrease of less than $0.1 million related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%);
•	A decrease of less than $0.1 million related to the 2022 Ravix Loan, which has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.25%); and
•

An increase of $0.1 million related to the DDI Loan, which was effective October 26, 2023, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%).

See Note 11, "Debt," to the Consolidated Financial Statements for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $1.7 million in the first quarter of 2024 compared to $2.6 million in the first quarter of 2023. Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis and expenses associated with our corporate holding company.

The decrease in net expense for the three months ended March 31, 2024 is primarily attributable to a management fee paid to the external manager of a previously consolidated entity in the first quarter of 2023 and lower salary and acquisition related expenses, partially offset by expense related to the Ravix contingent consideration liability during the three months ended March 31, 2024 compared to the same period in 2023.

KINGSWAY FINANCIAL SERVICES INC.

Impairment of Intangible Assets

Impairment of intangible assets was $0.5  million in the first quarter of 2024 compared to zero in the  first quarter of 2023 .  The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At March 31, 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach.  Based upon this assessment, the Company recorded an impairment charge of  $0.5  million related to the SNS and CSuite indefinite-lived trade names.   The reduction in value is primarily due to higher discount rates and reduction in projected revenue.

(Loss) Gain on Change in Fair Value of Debt

Loss on change in fair value of debt was $0.1 million in the first quarter of 2024 compared to a gain of $0.3 million in the first quarter of 2023. During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was less than $0.1 million during the three months ended March 31, 2023.

The (loss) gain for three months ended March 31, 2024 and March 31, 2023 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  The following summarizes the impacts:

Impact of Rate Change on Fair Value	Three months ended March 31, 2024	Three months ended March 31, 2023
	Result	Result
LIBOR:
increase causes fair value to increase; decrease causes fair value to decrease	Increase to fair value	Decrease to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Decrease to fair value	Increase to fair value

See "Debt" section below for further information.

Gain on Extinguishment of Debt

For the three months ended March 31, 2023, gain on extinguishment of debt consists of a $31.6 million gain related to the repurchase of TruPs debt having a principal amount of $75.5 million. The gain on extinguishment of debt results from removing the fair value of the debt, trust preferred debt repurchase options, deferred interest payable and accumulated other comprehensive income related to the repurchased TruPs from the Company's consolidated balance sheet at the repurchase date.  See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Expense

Income tax expense for the first quarter of 2024 was $0.1 million compared to $0.7 million in the first quarter of 2023.  For the three months ended March 31, 2024 and March 31, 2023, the Company reported income tax expense primarily due to state tax expense. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three months ended March 31, 2024 and March 31, 2023.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2023 Annual Report for an overview of how we account for our various investments.

At March 31, 2024, we held cash and cash equivalents, restricted cash and investments with a carrying value of $61.9 million.  Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

KINGSWAY FINANCIAL SERVICES INC.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

(in thousands of dollars, except for percentages)

Type of investment	March 31, 2024	% of Total	December 31, 2023	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,339	21.6%	12,997	21.9%
States, municipalities and political subdivisions	2,778	4.5%	2,783	4.7%
Mortgage-backed	9,076	14.7%	9,253	15.6%
Asset-backed	1,444	2.3%	1,210	2.0%
Corporate	9,948	16.1%	10,230	17.2%
Total fixed maturities	36,585	59.1%	36,473	61.4%
Equity investments	—	—%	79	0.1%
Limited liability investments	753	1.2%	812	1.4%
Limited liability investments, at fair value	3,488	5.6%	3,496	5.9%
Investments in private companies	854	1.4%	854	1.4%
Other investments	—	—%	6	0.0%
Short-term investments	163	0.3%	161	0.3%
Total investments	41,843	67.6%	41,881	70.5%
Cash and cash equivalents	12,112	19.6%	9,098	15.4%
Restricted cash	7,909	12.8%	8,400	14.1%
Total	61,864	100.0%	59,379	100.0%

Investment Impairment

The Company performs a quarterly analysis of its investments to determine if declines in fair value may result in the recognition of impairment losses in net (loss) income. Factors considered in the determination of whether or not an impairment loss is recognized in net (loss) income include a current intention or need to sell the security or an indication that a credit loss exists.  See the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion and Analysis of Financial Condition included in the 2023 Annual Report for further information regarding the Company's detailed analysis and factors considered in establishing an impairment loss on an investment.

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

There were no impairment losses recorded related to investments during the three months ended March 31, 2024 and March 31, 2023.

At March 31, 2024 and December 31, 2023, the gross unrealized losses for fixed maturities amounted to $1.7 million and $1.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company's debt instruments at March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	March 31, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Bank loan:
2021 Ravix Loan	$4,425	$4,425	$4,650	$4,650
2022 Ravix Loan	4,775	4,628	4,925	4,769
SNS Loan	5,017	4,942	5,142	5,063
DDI Loan	5,600	5,537	5,600	5,534
2020 KWH Loan	14,052	13,878	10,979	10,806
Total bank loans	33,869	33,410	31,296	30,822
Subordinated debt	15,000	13,651	15,000	13,594
Total	$48,869	$47,061	$46,296	$44,416

See Note 11, "Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the first quarter of 2024 are further described below.

KINGSWAY FINANCIAL SERVICES INC.

Bank Loans

During the first quarter of 2024, the Company borrowed $3.5 million under the KWH Delayed Draw Term Loan ("DDTL"), $0.5 million under the KWH Loan revolver and $0.2 million under the SNS Loan Revolver.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.   At March 31, 2024 the Company is in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has received an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended March 31, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At March 31, 2024, the carrying value of the subordinated debt is $13.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Of the $0.1 million increase in fair value of the Company’s subordinated debt between December 31, 2023 and March 31, 2024, less than $0.1 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive (loss) income and $0.1 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

Cash Flows from Continuing Operations

During the three months ended March 31, 2024, the Company reported $0.2 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the three months ended March 31, 2023, the Company reported $22.8 million of net cash used in operating activities from continuing operations, primarily due to payment of deferred interest on the trust preferred debt instruments that were repurchased during the first quarter of 2023 ($16.1 million), payment of deferred interest on the remaining trust preferred debt instrument ($5.0 million), partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

KINGSWAY FINANCIAL SERVICES INC.

During the three months ended March 31, 2024, the net cash used in investing activities from continuing operations was $0.2 million. This use of cash is primarily attributed to purchases of fixed maturities and property and equipment, net in excess of proceeds from sales and maturities of fixed maturities and sales of equity securities.  During the three months ended March 31, 2023, the net cash provided by investing activities from continuing operations was $6.3 million. This source of cash was primarily attributed to a distribution received by Net Lease from one of its limited liability investment companies of $5.2 million, as well as proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.

During the three months ended March 31, 2024, the net cash provided by financing activities from continuing operations was $2.5 million. This source of cash was primarily attributed to principal proceeds from bank loans of $4.2 million, partially offset by principal repayment on bank loans of $1.6 million.  During the three months ended March 31, 2023, the net cash used in financing activities from continuing operations was $40.9 million.  This use of cash was primarily attributed to the repurchase of five of the TruPs for $40.3 million, principal repayment on bank loans of $3.3 million and distributions to noncontrolling interest holders of $3.6 million, partially offset by cash proceeds from the exercise of warrants of $6.3 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.3 millionand $4.3 million at March 31, 2024 and December 31, 2023, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $12.1 million and $9.1 million reported at March 31, 2024 and December 31, 2023, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024.

KINGSWAY FINANCIAL SERVICES INC.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, there were two control deficiencies in our internal control over financial reporting which constituted material weaknesses, and accordingly the Company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation and the discovery of the errors described in the following paragraphs, the Company’s management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective based on the COSO framework.  We describe the material weaknesses in the following paragraphs.

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

As a result of these identified material weaknesses, the Company considered whether other calculations and conclusions with respect to presentation could be impacted. Notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that these were isolated incidents, have been corrected, and that the consolidated financial statements contained in this Form 10-Q for the three months ended March 31, 2024 and March 31, 2023 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning January 1, 2024, and ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 22, "Commitments and Contingent Liabilities," to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to those risk factors previously disclosed in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2024.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024. On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025.   See Note 17, "Shareholders' Equity," for further discussion of the share repurchase program.

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2024	8,000	$8.00	8,000	$2,769
February 1 - 29, 2024	—	—	—	$2,769
March 1- 31, 2024	—	—	—	$2,769
Total	8,000	$8.00	8,000

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

KINGSWAY FINANCIAL SERVICES INC.

Date:	May 8, 2024	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 8, 2024	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)