Form 10-Q
period 2024-06-30
KINGSWAY FINANCIAL SERVICES INC
filed 2024-08-06
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2024
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of August 6, 2024 was 27,810,923.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $37,903 and $38,107, respectively)	$36,274	$36,473
Equity investments, at fair value (cost of $10 and $73, respectively)	—	79
Limited liability investments	650	812
Limited liability investment, at fair value	2,908	3,496
Investments in private companies, at adjusted cost	854	854
Other investments, at cost which approximates fair value (net of allowance of $179 and $179, respectively)	—	6
Short-term investments, at cost which approximates fair value	165	161
Total investments	40,851	41,881
Cash and cash equivalents	9,594	9,098
Restricted cash	8,362	8,400
Accrued investment income	970	914
Service fee receivable, net of allowance for credit losses of $200 and $243, respectively	9,842	10,083
Other receivables, net of allowance of $5 and $5, respectively	375	726
Deferred contract costs	13,993	13,734
Income taxes recoverable	652	1,299
Property and equipment, net of accumulated depreciation of $1,444 and $1,158, respectively	1,530	1,850
Right-of-use asset	1,186	886
Goodwill	50,770	50,358
Intangible assets, net of accumulated amortization of $31,008 and $28,137, respectively	31,798	35,670
Other assets	5,088	5,066
Assets held for sale	17,332	17,752
Total Assets	$192,343	$197,717
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$20,871	$22,342
Deferred service fees	84,869	83,995
Bank loans	33,554	30,822
Subordinated debt, at fair value	13,715	13,594
Lease liability	1,469	1,198
Net deferred income tax liabilities	4,800	5,041
Liabilities held for sale	15,848	16,114
Total Liabilities	175,126	173,106
Shareholders' Equity:
Common stock, no par value; 50,000,000 authorized; 28,050,686 and 27,771,790 issued at June 30, 2024 and December 31, 2023, respectively; and 27,261,959 and 27,101,613 outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	378,554	379,813
Treasury stock, at cost; 788,727 and 670,177 outstanding at June 30, 2024 and December 31, 2023, respectively	(4,650)	(3,696)
Accumulated deficit	(351,716)	(346,868)
Accumulated other comprehensive loss	(1,526)	(1,540)
Shareholders' equity attributable to common shareholders	20,662	27,709
Noncontrolling interests in consolidated subsidiaries	(3,445)	(3,098)
Total Shareholders' Equity	17,217	24,611
Total Liabilities and Shareholders' Equity	$192,343	$197,717

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Service fee and commission revenue	$26,446	$26,197	$52,606	$52,586
Total revenues	26,446	26,197	52,606	52,586
Operating expenses:
Claims authorized on vehicle service agreements	6,349	6,219	12,470	11,629
Commissions	2,777	2,567	5,385	5,087
Cost of services sold	6,161	7,148	12,470	14,895
General and administrative expenses	11,033	9,870	21,388	19,694
Total operating expenses	26,320	25,804	51,713	51,305
Operating income	126	393	893	1,281
Other revenues (expenses), net:
Net investment income	308	330	634	1,068
Net realized gains	277	123	401	333
Net (loss) gain on equity investments	—	1,707	(3)	2,782
Gain (loss) on change in fair value of limited liability investments, at fair value	86	4	78	(126)
Impairment losses	—	(95)	—	(95)
Loss on change in fair value of derivative asset option contracts	—	—	—	(1,366)
Non-operating other revenue (expense)	472	(1,191)	385	(1,710)
Interest expense	(1,162)	(1,086)	(2,307)	(4,058)
Amortization of intangible assets	(1,457)	(1,410)	(2,871)	(2,828)
Impairment of intangible assets	(690)	—	(1,201)	—
Loss on change in fair value of debt	(49)	(339)	(129)	(30)
(Loss) gain on extinguishment of debt	(160)	—	(160)	31,616
Total other (expenses) revenue, net	(2,375)	(1,957)	(5,173)	25,586
(Loss) income from continuing operations before income tax expense	(2,249)	(1,564)	(4,280)	26,867
Income tax expense	104	213	188	912
(Loss) income from continuing operations	(2,353)	(1,777)	(4,468)	25,955
Income from discontinued operations, net of taxes	167	110	358	217
Loss on disposal of discontinued operations, net of taxes	—	—	(404)	—
Net (loss) income	(2,186)	(1,667)	(4,514)	26,172
Less: Net income (loss) from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	177	(227)	334	(230)
Less: Dividends on preferred stock	—	5	—	74
Net (loss) income attributable to common shareholders	$(2,363)	$(1,445)	$(4,848)	$26,328

Net (loss) income from continuing operations attributable to common shareholders	$(2,530)	$(1,555)	$(4,802)	$26,111
Net income (loss) from discontinued operations attributable to common shareholders	167	110	(46)	217
Net (loss) income attributable to common shareholders	$(2,363)	$(1,445)	$(4,848)	$26,328

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.09)	$(0.06)	$(0.18)	$1.06
Discontinued operations	$0.01	$—	$—	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.08)	$(0.06)	$(0.18)	$1.07
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.09)	$(0.06)	$(0.18)	$0.97
Discontinued operations	$0.01	$—	$—	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.08)	$(0.06)	$(0.18)	$0.98
Weighted-average shares outstanding (in ‘000s):
Basic:	27,309	25,295	27,223	24,681
Diluted:	27,309	25,295	27,223	26,850

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(2,186)	$(1,667)	$(4,514)	$26,172
Other comprehensive income (loss), net of taxes(1):
Unrealized (losses) gains on available-for-sale investments:
Unrealized gains (losses) arising during the period	108	(243)	45	199
Reclassification adjustment for amounts included in net (loss) income	(29)	(34)	(42)	(56)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(15)	(397)	8	(824)
Reclassification adjustment for amounts included in net (loss) income	—	—	—	(27,177)
Other comprehensive income (loss), net of taxes(1):	64	(674)	11	(27,858)
Comprehensive loss	(2,122)	(2,341)	(4,503)	(1,686)
Less: comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	179	(237)	331	(225)
Comprehensive loss attributable to common shareholders	$(2,301)	$(2,104)	$(4,834)	$(1,461)

(1) Net of income tax expense of $0 for the three and six months ended June 30, 2024 and June 30, 2023.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	27,372,509	$—	$378,289	$(3,760)	$(349,353)	$(1,588)	23,588	$(2,946)	$20,642
Net (loss) income	—	—	—	—	(2,363)	—	(2,363)	177	(2,186)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(678)	(678)
Repurchases of common stock	(110,550)	—	—	(890)	—	—	(890)	—	(890)
Other comprehensive income	—	—	—	—	—	62	62	2	64
Stock-based compensation	—	—	265	—	—	—	265	—	265
Balance, June 30, 2024	27,261,959	$—	$378,554	$(4,650)	$(351,716)	$(1,526)	$20,662	$(3,445)	$17,217

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2023	25,197,251	$—	$371,356	$(492)	$(342,585)	$(594)	$27,685	$(3,135)	$24,550
Conversion of redeemable Class A preferred stock to common stock	187,500	—	1,223	—	—	—	1,223	—	1,223
Exercise of Series B warrants	53,101	—	266	—	—	—	266	—	266
Repurchases of Series B warrants	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Net loss	—	—	—	—	(1,440)	—	(1,440)	(227)	(1,667)
Preferred stock dividends	—	—	(5)	—	—	—	(5)	—	(5)
Repurchases of common stock	(6,300)	—	—	(51)	—	—	(51)	—	(51)
Other comprehensive loss	—	—	—	—	—	(664)	(664)	(10)	(674)
Stock-based compensation	—	—	284	—	—	—	284	—	284
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	$25,292	$(3,372)	$21,920

KINGSWAY FINANCIAL SERVICES INC.

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611
Vesting of restricted stock awards	500,000	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(221,104)	—	(1,844)	—	—	—	(1,844)	—	(1,844)
Net (loss) income	—	—	—	—	(4,848)	—	(4,848)	334	(4,514)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(678)	(678)
Repurchases of common stock	(118,550)	—	—	(954)	—	—	(954)	—	(954)
Other comprehensive income (loss)	—	—	—	—	—	14	14	(3)	11
Stock-based compensation	—	—	585	—	—	—	585	—	585
Balance, June 30, 2024	27,261,959	$—	$378,554	$(4,650)	$(351,716)	$(1,526)	$20,662	$(3,445)	$17,217

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	1,311,941	—	6,560	—	—	—	6,560	—	6,560
Repurchases of Series B warrants	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Net income (loss)	—	—	—	—	26,402	—	26,402	(230)	26,172
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3,584)	(3,584)
Repurchases of common stock	(6,300)	—	—	(51)	—	—	(51)	—	(51)
Other comprehensive (loss) income	—	—	—	—	—	(27,863)	(27,863)	5	(27,858)
Stock-based compensation	—	—	567	—	—	—	567	—	567
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	$25,292	$(3,372)	$21,920

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities:
Net (loss) income	$(4,514)	$26,172
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(358)	(217)
Loss on disposal of discontinued operations, net of taxes	404	—
Equity in net loss of limited liability investments	162	33
Depreciation and amortization expense	3,244	2,974
Stock-based compensation expense	585	567
Net realized gains	(401)	(333)
Net loss (gain) on change in fair value of equity investments	3	(2,782)
(Gain) loss on change in fair value of limited liability investment, at fair value	(78)	126
Impairment of intangible assets	1,201	—
Loss on change in fair value of debt	129	30
Loss on change in fair value of derivatives	49	1,488
Loss on change in fair value of contingent consideration	270	65
Deferred income taxes	(108)	112
Impairment losses	—	95
Amortization of fixed maturities premiums and discounts	(10)	19
Loss (gain) on extinguishment of debt	160	(31,616)
Changes in operating assets and liabilities:
Service fee receivable, net	214	233
Other receivables, net	302	2,090
Deferred contract costs	(259)	(535)
Other assets	(364)	483
Deferred service fees	874	120
Other, net	(999)	(23,827)
Cash provided by (used in) operating activities - continuing operations	506	(24,703)
Cash provided by operating activities - discontinued operations	300	280
Net cash provided by (used in) operating activities	806	(24,423)
Investing activities:
Proceeds from sales and maturities of fixed maturities	3,652	4,121
Proceeds from sales of equity investments	77	—
Purchases of fixed maturities	(3,439)	(2,596)
Net proceeds from limited liability investments	—	154
Net proceeds from limited liability investment, at fair value	1,052	13,461
Net proceeds from investments in private companies	16	—
Net proceeds from other investments and short-term investments	2	13
Acquisition of business, net of cash acquired	7	—
Net purchases of property and equipment	(437)	(14)
Cash provided by investing activities - continuing operations	930	15,139
Cash used in investing activities - discontinued operations	—	(11)
Net cash provided by investing activities	930	15,128
Financing activities:
Proceeds from exercise of warrants	—	6,560
Cash paid for repurchase of warrants	—	(1,633)
Cash paid for repurchase of common stock	(954)	(51)
Distributions to noncontrolling interest holders	(678)	(3,584)
Taxes paid related to net share settlements of restricted stock awards	(1,844)	—
Principal proceeds from bank loans, net of debt issuance costs of $123	19,077	—
Principal payments on bank loans	(16,579)	(4,827)
Purchase of subordinated debt	—	(40,328)
Payment of debt issuance costs	—	(25)
Cash used in financing activities - continuing operations	(978)	(43,888)
Cash used in financing activities - discontinued operations	(312)	(303)
Net cash used in financing activities	(1,290)	(44,191)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	458	(53,452)
Cash and cash equivalents and restricted cash at beginning of period	18,110	77,802
Less: cash and cash equivalents and restricted cash of discontinued operations	612	570
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	17,498	77,232
Cash and cash equivalents and restricted cash of continuing operations at end of period	$17,956	$23,780

(in thousands)	June 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,594	$14,162
Restricted cash	8,362	9,618
Cash and cash equivalents and restricted cash per statements of cash flows	$17,956	$23,780

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in  August 2018 ("ASU 2023-06"), which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by  June 30, 2027. No amendments were effective at  June 30, 2024. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  During the second quarter of 2024, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the six months ended June 30, 2024, the Company recorded measurement period adjustments that increased goodwill by $0.3 million compared to the amount recorded at  December 31, 2023.  The measurement period adjustment primarily reflects changes in the estimated value of the contract asset of $0.3 million.   The final fair values of the assets acquired and liabilities assumed as of September 7, 2023, were $3.7 million of assets and $1.2 million of liabilities, which included $1.4 million of contract asset and $1.7 of intangible assets.

See Note 4, "Acquisitions," to the consolidated financial statements in the 2023 Annual Report for further details on the Company's acquisition of SPI.

Digital Diagnostics Imaging, Inc.

On October 26, 2023, the Company acquired 100% of the outstanding equity interests of Digital Diagnostics Imaging, Inc. ("DDI") for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the second quarter of 2024.  DDI, based in Wall, New Jersey, is a provider of fully managed outsourced cardiac telemetry services.  As further discussed in Note 19, "Segmented Information," DDI is included in the Kingsway Search Xcelerator segment. This acquisition was the Company’s fifth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year as permitted under U.S. GAAP.  During the second quarter of 2024, the Company finalized its fair value analysis of the assets acquired and liabilities assumed with the assistance of a third party.

The Company records measurement period adjustments in the period in which the adjustments occur.  During the six months ended June 30, 2024, the Company recorded a measurement period adjustment that increased goodwill by  $0.2 million compared to the amount recorded at  December  31, 2023.  The measurement period adjustments primarily relate to a decrease in the estimated fair value of property and equipment of $0.4 million, partially offset by an increase to the customer relationships intangible asset of $0.2 million.  The final fair values of the assets acquired and liabilities assumed as of October 26, 2023, were  $8.5 million of assets and  $2.5 million of liabilities, which included  $0.8 million of property and equipment and  $7.0 million of intangible assets.

See Note 4, "Acquisitions," to the consolidated financial statements in the 2023 Annual Report for further details on the Company's acquisition of DDI.

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

June 30, 2024

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

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage.  During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the six months ended June 30, 2024. The loss is a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

As discussed above, VA Lafayette is part of the Leased Real Estate disposal group.  In conjunction with the sale of the CMC Real Property on December 29, 2022, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheets at  June 30, 2024 and December 31, 2023.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023 is presented below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$360	$311	$733	$630
Total revenues	360	311	733	630
Expenses:
Cost of services sold	52	54	105	101
General and administrative expenses	60	59	120	136
Leased real estate segment interest expense	87	91	175	182
Total expenses	199	204	400	419
Non-operating other revenue	6	3	25	6
Income from discontinued operations before income tax expense	167	110	358	217
Income tax expense	—	—	—	—
Income from discontinued operations, net of taxes	$167	$110	$358	$217

For the three and six months ended  June 30, 2024 and June 30, 2023, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  June 30, 2024 and December 31, 2023 are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$600	$612
Other receivables, net	10	—
Property and equipment, net	16,171	16,171
Intangible assets, net	2,748	2,748
Loss on write-down of disposal group	(2,197)	(1,779)
Assets held for sale	$17,332	$17,752
Liabilities
Accrued expenses and other liabilities	$1,066	$885
Notes payable	14,782	15,229
Liabilities held for sale	$15,848	$16,114

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the six months ended  June 30, 2024 is comprised of $0.4 million of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at June 30, 2024 and December 31, 2023 are summarized in the tables shown below:

(in thousands)	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,601	$—	$365	$13,236
States, municipalities and political subdivisions	2,890	—	110	2,780
Mortgage-backed	9,662	6	502	9,166
Asset-backed	1,400	—	37	1,363
Corporate	10,350	3	624	9,729
Total fixed maturities	$37,903	$9	$1,638	$36,274

(in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,384	$8	$395	$12,997
States, municipalities and political subdivisions	2,885	3	105	2,783
Mortgage-backed	9,724	23	494	9,253
Asset-backed	1,254	1	45	1,210
Corporate	10,860	18	648	10,230
Total fixed maturities	$38,107	$53	$1,687	$36,473

The table below summarizes the Company's fixed maturities at June 30, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,522	$7,395
Due after one year through five years	24,752	23,693
Due after five years through ten years	1,483	1,414
Due after ten years	4,146	3,772
Total	$37,903	$36,274

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of June 30, 2024 and December 31, 2023. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,776	$60	$9,361	$305	$13,137	$365
States, municipalities and political subdivisions	558	5	2,222	105	2,780	110
Mortgage-backed	2,388	27	6,381	475	8,769	502
Asset-backed	365	2	900	35	1,265	37
Corporate	588	6	8,214	618	8,802	624
Total fixed maturities	$7,675	$100	$27,078	$1,538	$34,753	$1,638

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands)	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,237	$46	$7,940	$349	$11,177	$395
States, municipalities and political subdivisions	—	—	1,705	105	1,705	105
Mortgage-backed	737	11	6,067	483	6,804	494
Asset-backed	—	—	1,050	45	1,050	45
Corporate	937	11	8,013	637	8,950	648
Total fixed maturities	$4,911	$68	$24,775	$1,619	$29,686	$1,687

At June 30, 2024 and  December 31, 2023, there are approximately 203 and 181 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at June 30, 2024 and  December 31, 2023.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at June 30, 2024 and  December 31, 2023.

The Company did not record any write-downs for impairment related to investments for the three and six months ended June 30, 2024 and June 30, 2023.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of June 30, 2024 and December 31, 2023, the carrying value of limited liability investments totaled $0.7 million and $0.8 million, respectively.  The Company recorded no impairments related to limited liability investments during the three and six months ended June 30, 2024 and  June 30, 2023.  Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  June 30, 2024, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity Argo Holdings Fund I, LLC ("Argo Holdings").  As of June 30, 2024 and December 31, 2023, the carrying value of the Company's limited liability investment, at fair value was $2.9 million and $3.5 million, respectively.  At June 30, 2024, the Company had no unfunded commitments to fund limited liability investments, at fair value.

Prior to the second quarter of 2023, the Company's limited liability investments, at fair value included the underlying investments of the Company's consolidated entity, Net Lease Investment Grade Portfolio LLC ("Net Lease").  The Company consolidated the financial statements of Net Lease on a three-month lag.  Net Lease owned investments in limited liability companies that held investment properties. During the fourth quarter of 2022, one of Net Lease's limited liability companies refinanced their existing debt.  Debt proceeds of $5.2 million were distributed to Net Lease, which decreased Net Lease's investment in the limited liability company, which the Company recorded during the first quarter of 2023.  During the first quarter of 2023, Net Lease sold its final investment property for $15.8 million.  Net Lease received net proceeds of $8.1 million after the repayment of debt at the limited liability company and transaction expenses.  Given the three-month reporting lag discussed above, the Company recorded this transaction in its second quarter 2023 financial statements. As a result of the sale and subsequent distribution of the net proceeds, the carrying value of Net Lease's investments in limited liability companies was zero at  June 30, 2023.

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investments in private companies totaled $0.9 million.  For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes.

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2024 and June 30, 2023.

Net investment income for the three and six months ended June 30, 2024 and June 30, 2023 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
Interest from fixed maturities	$325	$243	$637	$472
Dividends	16	14	28	74
(Loss) income from limited liability investments	(102)	1	(162)	(33)
Other	109	102	202	622
Gross investment income	348	360	705	1,135
Investment expenses	(40)	(30)	(71)	(67)
Net investment income	$308	$330	$634	$1,068

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

Net realized gains on investments for the three and six months ended June 30, 2024 and June 30, 2023 are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Available-for-sale fixed maturities:
Gross realized gains	$—	$—	$—	$2
Gross realized losses	—	—	—	—
Net realized gains on available-for-sale fixed maturities	—	—	—	2
Limited liability investments	—	5	—	103
Limited liability investments, at fair value	271	106	386	216
Investments in private companies	6	12	15	12
Net realized gains	$277	$123	$401	$333

Net (loss) gain on equity investments for the three and six months ended June 30, 2024 and June 30, 2023 is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net losses recognized on equity investments sold during the period	$—	$—	$(3)	$—
Change in net unrealized gains recognized on equity investments held at end of the period	—	1,707	—	2,782
Net (loss) gain on equity investments	$—	$1,707	$(3)	$2,782

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

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the six months ended June 30, 2024:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2023	$31,153	$18,473	$732	$50,358
Measurement period adjustments	—	412	—	412
Balance, June 30, 2024	$31,153	$18,885	$732	$50,770

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the six months ended June 30, 2024, the Company recorded measurement period adjustments, related to acquisitions of SPI and DDI, that increased goodwill by $0.4 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and six months ended June 30, 2024 and June 30, 2023.

NOTE 8 INTANGIBLE ASSETS

Intangible assets at June 30, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	40,142	22,361	—	17,781
Developed technology	600	49	—	551
Intangible assets not subject to amortization:
Trade names	14,667	—	1,201	13,466
Total	$64,007	$31,008	$1,201	$31,798

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

(in thousands)	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	39,942	19,521	20,421
Developed technology	600	18	582
Intangible assets not subject to amortization:
Trade names	14,667	—	14,667
Total	$63,807	$28,137	$35,670

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the six months ended June 30, 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that increased the customer relationships intangible asset by $0.2 million.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.5 million and $1.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively ($2.9 million and $2.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively).

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

At March 31, 2024 and  June 30, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three and six months ended June 30, 2024 of $0.7 million and $1.2 million, respectively, related to the SNS and CSuite indefinite-lived trade names.  The fair value of the SNS and CSuite trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections.  No impairment charges were recorded during the three and six months ended  June 30, 2023.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	June 30, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	579	290	289
Furniture and equipment	246	225	21
Computer hardware	1,456	765	691
Medical equipment	693	164	529
Total	$2,974	$1,444	$1,530

(in thousands)	December 31, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	585	225	360
Furniture and equipment	287	250	37
Computer hardware	1,080	660	420
Medical equipment	1,056	23	1,033
Total	$3,008	$1,158	$1,850

For the three months ended June 30, 2024 and June 30, 2023, depreciation expense on property and equipment of $0.2 million and  $0.1 million, respectively ( $0.4 million and  $0.1 million for the  six months ended June 30, 2024 and June 30, 2023, respectively), is included in general and administrative expenses in the unaudited consolidated statements of operations.

As discussed in Note 5, " Acquisitions and Discontinued Operations," during the six months ended June 30, 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that decreased property and equipment, specifically medical equipment, by $0.4 million.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

The purpose of this interest rate swap, which was not designated as a cash flow hedge, was to reduce the Company's exposure to variability in cash flows from interest payments attributable to fluctuations in the variable interest rate associated with the 2020 KWH Loan.  The Company had not elected hedge accounting for the interest rate swap.  The interest rate swap was recorded in the consolidated balance sheets at fair value with changes in fair value recorded in interest expense in the consolidated statements of operations.

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

During the six months ended  June 30, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million, which is included in loss on change in fair value of derivative asset option contracts in the unaudited consolidated statement of operations and as an adjustment to calculate cash flows provided by (used in) operating activities in the unaudited consolidated statement of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the six months ended  June 30, 2023 with respect to the TruPs Options contracts.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

NOTE 11 DEBT

Debt consists of the following instruments at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024			December 31, 2023
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$4,200	$4,200	$4,201	$4,650	$4,650	$4,811
2022 Ravix Loan	4,625	4,488	4,843	4,925	4,769	5,027
SNS Loan	4,492	4,421	4,690	5,142	5,063	5,243
DDI Loan	5,600	5,540	5,920	5,600	5,534	5,841
2020 KWH Loan	—	—	—	10,979	10,806	11,240
2024 KWH Loan	15,000	14,905	15,635	—	—	—
Total bank loans	33,917	33,554	35,289	31,296	30,822	32,162
Subordinated debt	15,000	13,715	13,715	15,000	13,594	13,594
Total	$48,917	$47,269	$49,004	$46,296	$44,416	$45,756

Subordinated debt mentioned above consists of the following trust preferred debt instrument at June 30, 2024 and  December 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

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

The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%. At June 30, 2024, the interest rate was  9.00%. The term loan matures on October  1, 2027. The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to: (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  June 30, 2024, the interest rate was 9.25%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%. At June 30, 2024 and December 31, 2023, the balance of the 2022 Revolver was zero.

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

On July 23, 2024, Ravix and Ravix LLC entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2024, the interest rate was 9.00%. Monthly principal payments on the term loan began on November 15, 2023. The revolver matures on May 2, 2025 and the term loan matures on November 18, 2028.  At June 30, 2024 and December 31, 2023, the balance of the revolver was zero.

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

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At June 30, 2024 and March 31, 2024, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended June 30, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the asset acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At June 30, 2024, the interest rate was 9.00%. Monthly principal payments on the term loan begin on December 15, 2024.  The revolver matures on September 1, 2024 and the term loan matures on October 26, 2029.  The carrying values at each of  June 30, 2024 and December 31, 2023 for the DDI Loan includes $5.5 million related to the term loan and zero related to the revolver.

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

KWH

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020.  The 2020 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At June 30, 2024, the interest rate was 8.19%. The 2020 KWH Loan was to mature on December 1, 2025, prior to entering into the third amendment to the KWH Loan further discussed below.  The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan.

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Loan revolver.

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.

KWH continues to have access to a $1.0 million revolving credit facility (“KWH Revolver”) under the 2020 KWH Loan.  No amounts were drawn on the KWH Revolver at June 30, 2024.

The Company also recorded as a discount to the carrying value of the 2024 KWH Loan issuance costs of $0.1 million specifically related to the 2024 KWH Loan. The 2024 KWH Loan is carried in the consolidated balance sheets at its amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount using the effective interest rate method.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the three months ended June 30, 2024 since the original debt was fully repaid as part of the modification.

The carrying value at  June 30, 2024 includes $14.9 million and zero, respectively, related to the 2024 KWH Loan and 2024 DDTL.  The carrying value at  December 31, 2023 includes $10.3 million and $0.5 million, respectively, related to the 2020 KWH term loan and the revolver.

The 2020 KWH Loan and 2024 KWH Loan are carried in the consolidated balance sheets at amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair values of the 2020 KWH Loan and 2024 KWH Loan disclosed in the table above are derived from quoted market prices of BB and BB minus rated industrial bonds (2020 KWH Loan) and B and BB minus rated industrial bonds (2024 KWH Loan) with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

The 2024 KWH Loan contains a number of covenants, including, but not limited to, a leverage ratio, a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the 2024 KWH Loan that, among other things, restrict KWH’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

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

Of the $0.1 million increase in fair value of the Company's subordinated debt between December 31, 2023 and June 30, 2024, less than $0.1 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $0.1 million is reported as loss on change in fair value of debt in the Company's unaudited consolidated statement of operations.

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the six months ended  June 30, 2023.  At June 30, 2024, the Company had $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The unaudited consolidated statements of comprehensive loss for the six months ended  June 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

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

Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2024 were $0.1 million and $0.1 million, respectively ($0.3 million and $0.1 million, respectively, for the six months ended  June 30, 2024). Operating lease costs and variable lease costs included in general and administrative expenses for the three months ended June 30, 2023 were $0.1 million and less than $0.1 million, respectively ($0.2 million and $0.1 million, respectively, for the six months ended  June 30, 2023).  Short-term lease costs included in general and administrative expenses for each of the three months ended June 30, 2024 and  June 30, 2023 were less than $0.1 million ($0.1 million for each of the six months ended  June 30, 2024 and  June 30, 2023).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

The annual maturities of lease liabilities as of June 30, 2024 were as follows:

(in thousands)	Lease Commitments
2024	$260
2025	495
2026	394
2027	282
2028	172
2029 and thereafter	47
Total undiscounted lease payments	1,650
Imputed interest	181
Total lease liabilities	$1,469

The weighted-average remaining lease term for our operating leases was 3.61 years as of June 30, 2024. The weighted-average discount rate of our operating leases was 6.00% as of June 30, 2024. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

The following table disaggregates revenues from contracts with customers by revenue type for the three and six months ended June 30, 2024 and June 30, 2023:

(in thousands)		Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$14,998	$15,034	$29,980	$29,869
Maintenance support service fees	Trinity	878	930	1,641	1,884
Warranty product commissions	Trinity	1,229	1,079	2,168	1,961
Business services consulting fees	Ravix and Csuite	4,382	9,154	8,932	18,872
Healthcare services fees	SNS and DDI	4,088	—	8,314	—
Software license and support fees	SPI	871	—	1,571	—
Service fee and commission revenue		$26,446	$26,197	$52,606	$52,586

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged  5.8% to 11.7% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Business services consulting fees include the revenue from providing outsourced finance and human resources consulting services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned as services are provided.

Healthcare services fees include revenue from providing healthcare professional staffing services and outsourced cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. The Company invoices for healthcare services revenue based on contracted rates.  Revenue is earned as services are provided.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

Software license and support fees include revenue from the sale or rental of software products created exclusively to serve the management needs of all types of shared-ownership properties.  Software licenses are on-premise at customer locations and considered fully functional when made available and delivered to the customer. As the customer can use and benefit from the license on its own, software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the customer can use and benefit from the license.  The Company's software licenses are sold as term licenses, and the contracts include software support services, which are accounted for as separate performance obligations. Software support revenue is recognized ratably over the contract period as services are rendered.  For certain SPI contracts, the transaction price of the software license is billed in installments, typically over a three to five year period.  The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists.  The financing component is subsequently recognized as interest income separate from software license and support fee revenue over the term of the arrangement with the customer.  Pursuant to practical expedients afforded under ASC 606, the Company does not recognize a financing component for software license sales that have a term of one year or less.

The Company's revenue recognition policies are further described in Note 2(p), "Summary of Significant Accounting Policies - Revenue recognition," to the consolidated financial statements in the 2023 Annual Report.

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at June 30, 2024 and December 31, 2023 were $9.8 million and $10.1 million, respectively.  The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses. During the three months ended  June 30, 2024 and  June 30, 2023, the Company recorded an increase to its allowance for credit losses of less than $0.1 million and $0.1 million, respectively ($0.1 million and $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of less than $0.1 million during each of the three months ended  June 30, 2024 and  June 30, 2023, respectively ($0.1 million and less than $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively).

Contract asset

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  The Company had no contract asset prior to the acquisition of SPI on September 7, 2023.  The contract asset is included in other assets in the consolidated balance sheets, and at at June 30, 2024 and December 31, 2023 was $1.5 million and $1.7 million, respectively.  The decrease in the contract asset is primarily due to a measurement period adjustment recorded during the six months ended June 30, 2024 to decrease the contract asset related to SPI by $0.3 million, as discussed in Note 5, "Acquisitions and Discontinued Operations ".  During the six months ended  June 30, 2024, the Company recorded additions to the contract asset of $0.4 million and reduced the contract asset by $0.2 million as a result of billings to customers.

Contract asset is reported net of an estimated allowance for credit losses. During the three and six months ended  June 30, 2024, the Company recorded an increase to its allowance for credit losses of less than $0.1 million. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of less than 0.1 million during the three and six months ended  June 30, 2024.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the six months ended  June 30, 2024 were as follows:

(in thousands)	Six Months Ended June 30, 2024
Balance, December 31, 2023	$83,995
Deferral of revenue	31,138
Recognition of deferred service fees	(30,264)
Balance, June 30, 2024	$84,869

The increase in deferred service fees between December 31, 2023 and June 30, 2024 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the six months ended June 30, 2024.

Approximately $24.5 million and $24.5 million of service fee and commission revenue recognized during the six months ended June 30, 2024 and June 30, 2023 was included in deferred service fees as of December 31, 2023 and December 31, 2022, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 47.9% of the outstanding performance obligations as of June 30, 2024.  The balance relates primarily to vehicle service agreement fees.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and six months ended June 30, 2024 and June 30, 2023.

The deferred contract costs balances and related amortization expense for the three months ended  June 30, 2024 and June 30, 2023 are comprised as follows:

(in thousands)	Three months ended June 30, 2024			Three months ended June 30, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at March 31, net	$13,713	$80	$13,793	$13,401	$83	$13,484
Additions	2,546	6	2,552	2,484	6	2,490
Amortization	(2,347)	(5)	(2,352)	(2,176)	(6)	(2,182)
Balance at June 30, net	$13,912	$81	$13,993	$13,709	$83	$13,792

The deferred contract costs balances and related amortization expense for the six months ended  June 30, 2024 and June 30, 2023 are comprised as follows:

(in thousands)	Six months ended June 30, 2024			Six months ended June 30, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,653	$81	$13,734	$13,174	$83	$13,257
Additions	4,883	13	4,896	4,820	13	4,833
Amortization	(4,624)	(13)	(4,637)	(4,285)	(13)	(4,298)
Balance at June 30, net	$13,912	$81	$13,993	$13,709	$83	$13,792

NOTE 14 INCOME TAXES

Income tax expense for the three and six months ended June 30, 2024 and June 30, 2023 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax expense. The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income tax (benefit) expense at U. S. statutory income tax rate	$(473)	$(338)	$(899)	$5,643
Valuation allowance	553	240	1,092	(5,664)
Compensation	42	37	(78)	66
Investment income	(23)	65	(38)	83
State income tax	81	121	172	610
Indefinite life intangibles	(86)	59	(134)	139
Contingent consideration	—	14	57	14
Other	10	15	16	21
Income tax expense	$104	$213	$188	$912

The Company maintains a valuation allowance for its gross deferred tax assets at June 30, 2024 and December 31, 2023. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its June 30, 2024 and December 31, 2023 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $4.8 million and $5.0 million at June 30, 2024 and December 31, 2023, respectively, that consists of:

•	$4.0 million and $4.1 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.8 million and $0.9 million of deferred state income tax liabilities.

As of June 30, 2024 and December 31, 2023, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and six months ended  June 30, 2024 and  June 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

NOTE 15 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three and six months ended June 30, 2024 and June 30, 2023:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
(Loss) income from continuing operations	$(2,353)	$(1,777)	$(4,468)	$25,955
(Less) plus: net (income) loss from continuing operations attributable to noncontrolling interests	(177)	227	(334)	230
Less: dividends on preferred stock	—	(5)	—	(74)
Numerator used in calculating basic (loss) earnings per share from continuing operations attributable to common shareholders	$(2,530)	$(1,555)	$(4,802)	$26,111
Adjustment to add-back dividends on preferred stock	—	—	—	74
Adjustment for proportionate interest in Ravix and SNS earnings attributable to common stock	—	—	—	(91)
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(2,530)	$(1,555)	$(4,802)	$26,094
Income (loss) from discontinued operations	167	110	(46)	217
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(2,363)	$(1,445)	$(4,848)	$26,311

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	27,309	25,295	27,223	24,681
Weighted-average diluted shares
Weighted-average common shares outstanding	27,309	25,295	27,223	24,681
Effect of potentially dilutive securities (a)
Unvested restricted stock awards	—	—	—	812
Warrants	—	—	—	1,357
Total weighted-average diluted shares	27,309	25,295	27,223	26,850
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.09)	$(0.06)	$(0.18)	$1.06
Discontinued operations	$0.01	$0.00	$—	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders:	$(0.08)	$(0.06)	$(0.18)	$1.07
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.09)	$(0.06)	$(0.18)	$0.97
Discontinued operations	$0.01	$0.00	$—	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.08)	$(0.06)	$(0.18)	$0.98

(a)

Potentially dilutive securities consist of unvested restricted stock awards and warrants, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and six months ended  June 30, 2024 and the three months ended  June 30, 2023, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

The following weighted-average potentially dilutive securities are not included in the dilut ed (loss) earnings  per share calculations above because they would have had an antidilutive effect on the (loss)  earnings   per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	265,000	—	265,000	—
Unvested restricted stock awards	548,964	1,146,947	548,964	335,540
Warrants	—	3,152,795	—	1,795,743
Convertible preferred stock	—	—	—	—
Total	813,964	4,299,742	813,964	2,131,283

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award fully vested on March 28, 2024. The 2018 Restricted Stock Award was amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at June 30, 2024 was zero.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the six months ended  June 30, 2024, no shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at June 30, 2024 was $2.2 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the six months ended June 30, 2024:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2023	1,027,658	$5.22
Granted	21,306	8.39
Vested	(278,896)	5.73
Vested and settled for tax withholding	(221,104)	5.73
Unvested at June 30, 2024	548,964	$4.88

The unvested balance at June 30, 2024 in the table above is comprised of 548,964 shares of the 2020 Restricted Stock Awards and zero shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.2 million for each of the three months ended June 30, 2024 and June 30, 2023 ($0.4 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively).

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

During the six months ended June 30, 2024, 10,416 units of the 2021 Ravix RUA became fully vested.  At June 30, 2024 and December 31, 2023, there were 60,111 and 70,528 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  June 30, 2024 was $0.1 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended June 30, 2024 and June 30, 2023 (less than $0.1 million and $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively).

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

During the six months ended June 30, 2024, 3,125 units of the SNS RUA vested.  At June 30, 2024 and  December 31, 2023, there were 40,104 and 43,229 unvested units respectively, of the SNS RUA with a weighted-average grant date fair value of $5.77 and $5.84 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  June 30, 2024 was $0.2 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million for each of the three months ended June 30, 2024 and June 30, 2023 (less than $0.1 million for each of the six months ended June 30, 2024 and June 30, 2023).

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

During the six months ended June 30, 2024, no units of the SPI RUA vested.  At June 30, 2024 and  December 31, 2023, there were 115,667 unvested units of the SPI RUA with a weighted-average grant date fair value of $1.11 per Class B common unit. Total unamortized compensation expense related to unvested SPI RUA at  June 30, 2024 was $0.1million.

Stock-based compensation expense related to the SPI RUA was less than $0.1 million and zero for the three months ended June 30, 2024 and June 30, 2023, respectively (less than $0.1 million and zero million for the six months ended June 30, 2024 and June 30, 2023, respectively).

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

During the six months ended June 30, 2024, no units of the DDI RUA vested. At  June 30, 2024 and  December 31, 2023, there were 115,667 unvested units of the DDI RUA with a weighted-average grant date fair value of $4.16 per Class B common unit. Total unamortized compensation expense related to unvested DDI RUA at  June 30, 2024 was $0.4 million.

Stock-based compensation expense related to the DDI RUA was less than $0.1 million and zero for the three months ended June 30, 2024 and June 30, 2023, respectively ($0.1 million and zero million for the six months ended June 30, 2024 and June 30, 2023, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

(f)     Stock Options

Under the 2020 Equity Incentive Plan, the Company granted 265,000 stock options awards to certain employees of the Company during the second quarter of 2024 (the "Stock Options"). The Stock Options vest and become exercisable ratably over a five-year period and expire ten years after the date of grant. The Stock Options are amortized on a straight-line basis over the exercise period.

The following table summarizes the stock option activity during the six months ended June 30, 2024:

(in thousands, except per share data)
			Weighted-Average
	Number of		Remaining
	Options	Weighted-Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at December 31, 2023	—	$—	—	$—
Granted	265,000	10.00
Outstanding at June 30, 2024	265,000	$10.00	9.9	$—
Exercisable at June 30, 2024	—	$—	9.9	$—

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2024 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the June 30, 2024 market price exceeds the exercise price.

Stock-based compensation expense related to the Stock Options was less than $0.1 million for the three and six months ended June 30, 2024. Total unamortized compensation expense related to unvested Stock Options at June 30, 2024 was $1.0 million.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2024 were as follows:

Six Months Ended June 30,
2024
Weighted-average fair value of grants	$3.73
Risk-free interest rate	4.57%
Dividend yield	—
Expected volatility	41.7%
Expected term (in years)	7.5

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected term. The dividend yield was determined based on the Company's dividend paying history. The expected volatility was calculated based on the weekly closing price of the Company's common stock over the expected life of the options. The expected term was determined by estimating a cost of equity for the Company to determine time to when the option would be at-the-money, and then adding that amount to the average time to vest.

NOTE 17 Shareholders' Equity

During the three and six months ended  June 30, 2023, 30,000 and 149,733 Class A Preferred Shares ("Preferred Shares"), respectively, were converted into 187,500 and 935,831 common shares, respectively.  As a result, during the three and six months ended  June 30, 2023, $1.2 million and $6.1 million, respectively, was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet.  There are no Preferred Shares outstanding at June 30, 2024 and  December 31, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three and six months ended  June 30, 2024, the Company repurchased 110,550 and 118,550 shares, respectively, of common stock for an aggregate purchase price of approximately $0.9 million and $1.0 million, respectively.  During the three and six months ended  June 30, 2023, the Company repurchased, in the aggregate, zero and 564,970 shares, respectively, of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $2.1 million, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of June 30, 2024.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

NOTE 18 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2024 and June 30, 2023 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended June 30, 2024
	Unrealized	Foreign	Change in Fair Value	Total
	Gains (Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at March 31, 2024	$(1,667)	$(3,286)	$3,365	$(1,588)

Other comprehensive income (loss) arising during the period	106	—	(15)	91
Amounts reclassified from accumulated other comprehensive loss	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	77	—	(15)	62

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

(in thousands)	Three months ended June 30, 2023
	Unrealized	Foreign	Change in Fair Value	Total
	Losses on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at March 31, 2023	$(2,059)	$(3,286)	$4,751	$(594)

Other comprehensive loss arising during the period	(233)	—	(397)	(630)
Amounts reclassified from accumulated other comprehensive loss	(34)	—	—	(34)
Net current-period other comprehensive loss	(267)	—	(397)	(664)

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

(in thousands)	Six months ended June 30, 2024
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Loss

Balance at January 1, 2024	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	48	—	8	56
Amounts reclassified from accumulated other comprehensive loss	(42)	—	—	(42)
Net current-period other comprehensive income	6	—	8	14

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

(in thousands)	Six months ended June 30, 2023
	Unrealized Gains	Foreign	Change in Fair Value	Total
	(Losses) on	Currency	of Debt Attributable	Accumulated Other
	Available-for-Sale	Translation	to Instrument-Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)

Balance at January 1, 2023	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	194	—	(824)	(630)
Amounts reclassified from accumulated other comprehensive income (loss)	(56)	—	(27,177)	(27,233)
Net current-period other comprehensive income (loss)	138	—	(28,001)	(27,863)

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

It should be noted that the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the three and six months ended June 30, 2024 and June 30, 2023 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$29	$34	$42	$56
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
(Loss) gain on extinguishment of debt	—	—	—	27,177
(Loss) income from continuing operations before income tax expense	29	34	42	27,233
Income tax expense	—	—	—	—
(Loss) income from continuing operations, net of taxes	29	34	42	27,233
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$29	$34	$42	$27,233

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive loss for the six months ended  June 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 46 and 37 states, respectively, via independent used car dealerships and franchised car dealerships.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

Revenues by reportable segment reconciled to consolidated revenues for the three and six months ended June 30, 2024 and June 30, 2023 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Service fee and commission revenue - Extended Warranty	$17,105	$17,043	$33,790	$33,714
Service fee and commission revenue - Kingsway Search Xcelerator	9,341	9,154	18,816	18,872
Total revenues	$26,446	$26,197	$52,606	$52,586

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and six months ended June 30, 2024 and June 30, 2023 were:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Segment operating income:
Extended Warranty	$1,244	$1,392	$2,320	$2,824
Kingsway Search Xcelerator	1,441	1,616	2,784	3,193
Total segment operating income	2,685	3,008	5,104	6,017
Net investment income	308	330	634	1,068
Net realized gains	277	123	401	333
Net (loss) gain on equity investments	—	1,707	(3)	2,782
Gain (loss) on change in fair value of limited liability investments, at fair value	86	4	78	(126)
Impairment losses	—	(95)	—	(95)
Loss on change in fair value of derivative asset option contracts	—	—	—	(1,366)
Interest expense	(1,162)	(1,086)	(2,307)	(4,058)
Other revenue and expenses not allocated to segments, net	(2,087)	(3,806)	(3,826)	(6,446)
Amortization of intangible assets	(1,457)	(1,410)	(2,871)	(2,828)
Impairment of intangible assets	(690)	—	(1,201)	—
Loss on change in fair value of debt	(49)	(339)	(129)	(30)
(Loss) gain on extinguishment of debt	(160)	—	(160)	31,616
(Loss) income from continuing operations before income tax expense	(2,249)	(1,564)	(4,280)	26,867
Income tax expense	104	213	188	912
(Loss) income from continuing operations	$(2,353)	$(1,777)	$(4,468)	$25,955

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

The Company classifies its investments in fixed maturities as available-for-sale and reports these investments at fair value. The Company's equity investments, limited liability investment, at fair value, subordinated debt, derivative contracts (interest rate swap and trust preferred debt repurchase options) and contingent consideration are measured and reported at fair value.

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

Limited liability investment, at fair value - Limited liability investment, at fair value, include the underlying investments of Argo Holdings. Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in search funds and private operating companies.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at June 30, 2024 and December 31, 2023 was $3.4 million and $3.1 million, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at June 30, 2024 and December 31, 2023 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 are as follows.

(in thousands)	June 30, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,236	$—	$13,236	$—
States, municipalities and political subdivisions	2,780	—	2,780	—
Mortgage-backed	9,166	—	9,166	—
Asset-backed	1,363	—	1,363	—
Corporate	9,729	—	9,729	—
Total fixed maturities	36,274	—	36,274	—
Limited liability investment, at fair value	2,908	—	—	2,908
Total assets	$39,182	$—	$36,274	$2,908

Liabilities:
Subordinated debt	$13,715	$—	$13,715	$—
Contingent consideration	3,375	—	—	3,375
Total liabilities	$17,090	$—	$13,715	$3,375

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

(in thousands)	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,997	$—	$12,997	$—
States municipalities and political subdivisions	2,783	—	2,783	—
Mortgage-backed	9,253	—	9,253	—
Asset-backed	1,210	—	1,210	—
Corporate	10,230	—	10,230	—
Total fixed maturities	36,473	—	36,473	—
Equity investments	79	79	—	—
Limited liability investment, at fair value	3,496	—	—	3,496
Derivative contract - interest rate swap	49	—	49	—
Total assets	$40,097	$79	$36,522	$3,496

Liabilities:
Subordinated debt	$13,594	$—	$13,594	$—
Contingent consideration	3,105	—	—	3,105
Total liabilities	$16,699	$—	$13,594	$3,105

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2024 and June 30, 2023:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Assets:
Limited liability investments, at fair value:
Beginning balance	$3,488	$3,442	$3,496	$3,196
Contributions	—	—	—	35
Distributions received	(937)	(92)	(1,052)	(202)
Realized gains included in net (loss) income	271	106	386	216
Change in fair value of limited liability investments, at fair value included in net (loss) income	86	232	78	443
Ending balance	$2,908	$3,688	$2,908	$3,688
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$86	$232	$78	$443
Included in other comprehensive income (loss)	$—	$—	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—	$—	$19,034
Exercise of options included in net (loss) income	—	—	—	(17,668)
Change in fair value of derivative assets included in net (loss) income	—	—	—	(1,366)
Ending balance	$—	$—	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$—	$—	$(1,366)
Included in other comprehensive income (loss)	—	—	—	—
Ending balance - assets	$2,908	$3,688	$2,908	$3,688
Liabilities:
Contingent consideration:
Beginning balance	$3,375	$3,218	$3,105	$3,218
Change in fair value of contingent consideration included in net (loss) income	—	65	270	65
Ending balance	$3,375	$3,283	$3,375	$3,283
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$—	$65	$270	$65
Included in other comprehensive income (loss)	$—	$—	$—	$—
Ending balance - liabilities	$3,375	$3,283	$3,375	$3,283

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at June 30, 2024:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$2,908	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,375	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.00%

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at December 31, 2023:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$3,496	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,105	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.0%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  The Company did not record any impairments related to investments in private companies for the three and six months ended June 30, 2024 and June 30, 2023. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and six months ended June 30, 2024.

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  June 30, 2024 and December 31, 2023, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the six months ended June 30, 2024 and the year ended  December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) June 30, 2024

NOTE 22 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2023, the Company made reimbursement payments to Aegis totaling $1.5 million in connection with the Settlement Agreement. During the three months ended  June 30, 2024 and  June 30, 2023, the Company made reimbursement payments to Aegis of less than $0.1 million and $0.1 million, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statement of operations for the three and six months ended June 30, 2024 and  June 30, 2023. The remaining maximum reimbursement amount is $3.3 million as of June 30, 2024.  The Company’s potential exposure under these agreements was not reasonably determinable at June 30, 2024, and no liability has been recorded in the unaudited consolidated interim financial statements at June 30, 2024.

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

(c) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at June 30, 2024 and December 31, 2023, were on deposit with state regulatory authorities.

The Company also has restricted cash of $8.4 million and $8.4 million at June 30, 2024 and December 31, 2023, respectively. Included in restricted cash are:

•	$7.4 million and $7.7 million at June 30, 2024 and December 31, 2023, respectively, held as deposits by IWS, Geminus, PWI, Ravix, CSuite and SPI;
•	$0.2 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively, on deposit with state regulatory authorities; and
•

$0.7 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 23 Subsequent Event

On July 25, 2024, the Company completed the purchase of the minority 10% interest in IWS not previously owned by the Company.  Therefore, as of July 25, 2024, IWS became a wholly-owned subsidiary of the Company.

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

FILER STATUS

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders was between $75 million and $250 million and the Company’s revenue for the year ended December 31, 2023 was more than $100 million.  As a result, the Company is deemed to be an accelerated filer as defined in Rule 12b-2 under the Exchange Act as of January 1, 2024.  Due to the change in filer status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 46 and 37 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 19, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income from continuing operations before income tax expense that, in addition to segment operating income, includes net investment income, net realized gains, net (loss) gain on equity investments, gain (loss) on change in fair value of limited liability investments, at fair value, impairment losses, loss on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, impairment of intangible assets, loss on change in fair value of debt and (loss) gain on extinguishment of debt. A reconciliation of total segment operating income to (loss) income from continuing operations before income tax expense for the three and six months ended June 30, 2024 and June 30, 2023 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and six months ended June 30, 2024 and June 30, 2023 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	Change	2024	2023	Change
Segment operating income:
Extended Warranty	$1,244	$1,392	$(148)	$2,320	$2,824	$(504)
Kingsway Search Xcelerator	1,441	1,616	(175)	2,784	3,193	(409)
Total segment operating income	2,685	3,008	(323)	5,104	6,017	(913)
Net investment income	308	330	(22)	634	1,068	(434)
Net realized gains	277	123	154	401	333	68
Net (loss) gain on equity investments	—	1,707	(1,707)	(3)	2,782	(2,785)
Gain (loss) on change in fair value of limited liability investments, at fair value	86	4	82	78	(126)	204
Impairment losses	—	(95)	95	—	(95)	95
Loss on change in fair value of derivative asset option contracts	—	—	—	—	(1,366)	1,366
Interest expense	(1,162)	(1,086)	(76)	(2,307)	(4,058)	1,751
Other revenue and expenses not allocated to segments, net	(2,087)	(3,806)	1,719	(3,826)	(6,446)	2,620
Amortization of intangible assets	(1,457)	(1,410)	(47)	(2,871)	(2,828)	(43)
Impairment of intangible assets	(690)	—	(690)	(1,201)	—	(1,201)
Loss on change in fair value of debt	(49)	(339)	290	(129)	(30)	(99)
(Loss) gain on extinguishment of debt	(160)	—	(160)	(160)	31,616	(31,776)
(Loss) income from continuing operations before income tax expense	(2,249)	(1,564)	(685)	(4,280)	26,867	(31,147)
Income tax expense	104	213	(109)	188	912	(724)
(Loss) income from continuing operations	(2,353)	(1,777)	(576)	(4,468)	25,955	(30,423)
Income from discontinued operations, net of taxes	167	110	57	358	217	141
Loss on disposal of disposal of discontinued operations, net of taxes	—	—	—	(404)	—	(404)
Net (loss) income	$(2,186)	$(1,667)	$(519)	$(4,514)	$26,172	$(30,686)

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

In the second quarter of 2024, we reported segment operating income of $2.7 million, a decrease of $0.3 million from the same period in 2023  ($5.1 million year to date, a decrease of $0.9 million compared to prior year to date).  See further discussion below related to the decrease for the three and six months ended June 30, 2024.

In the second quarter of 2024, we reported loss from continuing operations of $2.4 million compared to $1.8 million in the second quarter of 2023. The loss from continuing operations for the three months ended June 30, 2024 is primarily due to:

•	Interest expense;
•	Other revenue and expenses not allocated to segments, net; and
•	Amortization of intangible assets; partially offset by
•	Segment operating income.

The loss from continuing operations for the three months ended June 30, 2023 is primarily due:

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

KINGSWAY FINANCIAL SERVICES INC.

For the six months ended June 30, 2024, we reported loss from continuing operations of $4.5 million compared to income from continuing operations of $26.0 million for the six months ended June 30, 2023 . The loss from continuing operations for the six  months ended June 30, 2024 is primarily due to:

•	Interest expense;
•	Other revenue and expenses not allocated to segments, net;
•	Amortization of intangible assets; and
•	Impairment of intangible assets, related to trade name intangibles; partially offset by
•	Segment operating income and
•	Net investment income.

The income from continuing operations for the six months ended June 30, 2023 is primarily due to:

•	A gain on extinguishment of debt of $31.6 million, related to the repurchase of the trust preferred debt; and
•	Gain on change in fair value of equity investments, which includes a gain of $2.7 million related to the Company's investment in Limbach; which was partially offset by
•	Loss on change in fair value of derivative asset option contracts of $1.4 million, related to the trust preferred debt repurchase options; and
•	Other revenue and expenses not allocated to segments, net.

See Note 11, "Debt" and Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further discussion of the repurchase of the trust preferred debt and trust preferred debt repurchase options.

In the second quarter of 2024, we reported a net loss of $2.2 million compared to $1.7 million in the second quarter of 2023 (net loss of $4.5 million year to date compared to net income of  $26.2 million prior year to date).  In addition to the items described above impacting (loss) income from continuing operations, the net (loss) income includes:

•

Income from discontinued operations, net of taxes of $0.2 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively ($0.4 million year to date compared to $0.2 million prior year to date), related to the operations of VA Lafayette; and

•	A loss on disposal of discontinued operations, net of taxes of zero for the three months ended June 30, 2024 and June 30, 2023 ($0.4 million year to date compared to zero prior year to date).

For the six months ended June 30, 2024, the loss on disposal of discontinued operations is the result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price.  As discussed in Note 5, "Acquisitions and Discontinued Operations," to the unaudited consolidated interim financial statements, during the fourth quarter of 2022, the Company committed to a plan sell VA Lafayette. During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette.  As part of recognizing the business as held for sale, the Company is required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations. The loss was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

Extended Warranty

The Extended Warranty service fee and commission revenue was $17.1 million for the three months ended June 30, 2024 compared with $17.0 million for the three months ended June 30, 2023 ($33.8 million year to date compared to $33.7 million prior year to date).

The Extended Warranty operating income was $1.2 million for the three  months ended June 30, 2024 compared with $1.4 million for the three months ended June 30, 2023 ($2.3 million year to date compared to $2.8 million prior year to date).  We saw an increase in claims paid at our auto Extended Warranty companies – both sequentially and year over year – primarily due to continued inflationary pressures on the cost of parts and labor.

Operating income was primarily impacted by the following:

•

A $0.2 million increase at Geminus to $0.2 million for the three months ended June 30, 2024 (an increase of less than $0.1 million year to date to $0.3 million) primarily due to a decrease in commission and general and administrative expenses for the quarter and year to date;

•

A $0.3 million decrease at IWS to $0.5 million for the three months ended June 30, 2024 (a decrease of $0.2 million year to date to $1.2 million), primarily due to decreased revenue for the quarter and year to date;

KINGSWAY FINANCIAL SERVICES INC.

•

A $0.1 million decrease at PWI to $0.2 million for the three months ended June 30, 2024 (a decrease of $0.3 million year to date to $0.3 million). The operating income for the three and six months ended June 30, 2024 was impacted by higher claims expense and commission expense, which more than offset the benefits from lower general and administrative expenses and increased revenue; and

•	A less than $0.1 million decrease at Trinity to $0.4 million for the three and six months ended June 30, 2024.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $9.3 million for the three months ended June 30, 2024 compared to $9.2 million for the three months ended June 30, 2023 (a decrease to $18.8 million year to date compared to $18.9 million prior year to date). Kingsway Search Xcelerator operating income was $1.4 million for the three months ended June 30, 2024 compared to $1.6 million for the three months ended June 30, 2023 ($2.8 million year to date compared to $3.2 million prior year to date). Revenue and operating income were primarily impacted by the following:

•	Ravix operating income remained flat for the three and six months ended June 30, 2024 compared to the same periods in 2023;

•

SNS operating income decreased $0.3 million to $0.2 million for the three months ended June 30, 2024 (a decrease of $0.8 million year to date to $0.3 million), primarily due to a decrease in revenue, partially offset by lower cost of sales;

•

CSuite operating income decreased $0.2 million to less than $0.1 million for the three months ended June 30, 2024 (a decrease of $0.3 million year to date to less than $0.1 million), primarily due to a decrease in revenue, partially offset by lower cost of sales and general and administrative expenses; and

•

The revenue and operating income derived from SPI and DDI, which were acquired September 7, 2023 and October 26, 2023, respectively. SPI and DDI had combined revenue and operating income of $2.2 million and $0.3 million, respectively, during the three months ended June 30, 2024 ($4.3 million and $0.6 million, respectively, for the six months ended June 30, 2024.

Net Investment Income

Net investment income was $0.3 million in the second quarter of 2024 compared to $0.3 million in the second quarter of 2023 ($0.6 million year to date compared to $1.1 million prior year to date).  The decrease in investment income for the six months ended June 30, 2024 primarily relates to less income from cash equivalents, as a result of a decrease in the cash equivalents balance (in the first quarter of 2023 the Company was holding cash that was used to repurchase some of its subordinated debt) and more equity pick-up loss related to limited liability investments.  These decreases were partially offset by an increase in investment income from fixed maturities and interest income related to the significant financing component for certain SPI contracts.

Net Realized Gains

Net realized gains were $0.3 million in the second quarter of 2024 compared to $0.1 million in the second quarter of 2023 ($0.4 million year to date compared to $0.3 million prior year to date).  The net realized gains for the three months ended June 30, 2024 and June 30, 2023 and the six months ended June 30, 2024 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings").  The net realized gains for the six months ended June 30, 2023 primarily relate to realized gains recognized by Argo Holdings and net realized gains on sales of limited liability investments.

Net (Loss) Gain on Equity Investments

Gain on equity investments was zero in the second quarter of 2024 compared to $1.7 million in the second quarter of 2023 (loss of less than $0.1 million year to date compared to a gain of $2.8 million prior year to date). The gain for the three and six months ended June 30, 2023 relates to the Company's former investment in Limbach Holdings, Inc. ("Limbach").  Prior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants.  The change in fair value for the second quarter of 2023 is a result of the increased common stock price of Limbach as of June 30, 2023.  During the third quarter of 2023, the Company sold all of its investment in Limbach.

Loss on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was zero for the three months ended June 30, 2024 and June 30, 2023 (zeroyear to date compared to $1.4 million prior year to date).  The derivative contract related to three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

KINGSWAY FINANCIAL SERVICES INC.

acquisition

Interest Expense

Interest expense for the second quarter of 2024 was $1.2 million compared to $1.1 million in the second quarter of 2023 ($2.3 million year to date compared to $4.1 million prior year to date). Interest expense was impacted by the following for the three and six months ended June 30, 2024:

•

A decrease of less than $0.1 million on the Company’s subordinated debt (decrease of $1.9 million year to date). On March 22, 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million. As a result, the interest expense for the three and six months ended June 30, 2024 and the second quarter of 2023 relates only to the one remaining TruPs debt instrument outstanding.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•	A decrease of less than $0.1 million for the three and six months ended June 30, 2024 related to the 2022 Ravix Loan, which has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 9.25%);
•	A decrease of less than $0.1 million for the three months ended June 30, 2024 (decrease of $0.1 million year to date) related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%);
•

An increase of $0.1 million for the three months ended June 30, 2024 (increase of less than $0.1 million year to date) related to the 2020 KWH Loan.  During the first quarter of 2024, KWH borrowed $3.5 million under the KWH DDTL and an additional $0.5 million under the revolver. Also during the first quarter of 2024, the KWH swap expired.   During the second quarter of 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances.  These events resulted in higher interest expense related to the KWH Loan for the three and six months ended June 30, 2024 compared to the same periods in 2023; and

•

An increase of $0.1 million for the three months ended June 30, 2024 (increase of $0.3 million year to date) related to the DDI Loan, which was effective October 26, 2023, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 9.00%).

See Note 11, "Debt," to the Consolidated Financial Statements for further details.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $2.1 million in the second quarter of 2024 compared to $3.8 million in the second quarter of 2023 ($3.8 million year to date compared to $6.4 million prior year to date). Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis and expenses associated with our corporate holding company.

The decrease in net expense for the three months ended June 30, 2024 is primarily attributable to a management fee paid to the external manager of a previously consolidated entity in the second quarter of 2023; as well as lower salary-related expenses, stock-based compensation expenses and expense related to the Ravix contingent consideration liability during the three months ended June 30, 2024 compared to the same period in 2023.

The decrease in net expense for the six months ended June 30, 2024 is primarily attributable to management fees paid to the external managers of two previously consolidated entities during the six months ended June 30, 2023; as well as lower salary-related expenses, partially offset by more expense related to the Ravix contingent consideration liability during the six months ended June 30, 2024 compared to the same period in 2023.

Impairment of Intangible Assets

Impairment of intangible assets was $0.7 million in the second quarter of 2024 compared to zero in the second quarter of 2023 ($1.2 year to date compared to zero prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At both March 31, 2024 and June 30, 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $0.7 million during the second quarter of 2024 ($1.2 million for the year to date), related to the SNS and CSuite indefinite-lived trade names.  The reduction in value is primarily due to higher discount rates and reduction in projected revenue.

Loss on Change in Fair Value of Debt

Loss on change in fair value of debt was less than  $0.1 million in the second quarter of 2024 compared to  $0.3 million in the second quarter of 2023 ( $0.1 million year to date compared to less than  $0.1 million prior year to date).

During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.3 million during the  six months ended  June 30, 2023.

The loss for the  three and six months ended June 30, 2024 and  June 30, 2023 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). See "Debt" section below for further information.

(Loss) Gain on Extinguishment of Debt

During the second quarter of 2024, there was a modification to the 2020 KWH Loan.  For the three and six months ended June 30, 2024, loss on extinguishment of debt of $0.2 million relates to the write-down of the unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date, since the original debt was fully repaid as part of the modification.

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

KINGSWAY FINANCIAL SERVICES INC.

See Note 11 "Debt," to the unaudited consolidated interim financial statements, for further discussion.

Income Tax Expense

Income tax expense for the second quarter of 2024 was $0.1 million compared to $0.2 million in the second quarter of 2023 ($0.2 million year to date compared to $0.9 million prior year to date). For the three and six months ended June 30, 2024 and June 30, 2023, the Company reported income tax expense primarily due to state tax expense. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax expense recorded for the three and six months ended June 30, 2024 and June 30, 2023.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2023 Annual Report for an overview of how we account for our various investments.

At June 30, 2024, we held cash and cash equivalents, restricted cash and investments with a carrying value of $58.8 million. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2024	% of Total	December 31, 2023	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,236	22.5%	12,997	21.9%
States, municipalities and political subdivisions	2,780	4.7%	2,783	4.7%
Mortgage-backed	9,166	15.6%	9,253	15.6%
Asset-backed	1,363	2.3%	1,210	2.0%
Corporate	9,729	16.5%	10,230	17.2%
Total fixed maturities	36,274	61.7%	36,473	61.4%
Equity investments	—	—%	79	0.1%
Limited liability investments	650	1.1%	812	1.4%
Limited liability investment, at fair value	2,908	4.9%	3,496	5.9%
Investments in private companies	854	1.5%	854	1.4%
Other investments	—	—%	6	0.0%
Short-term investments	165	0.3%	161	0.3%
Total investments	40,851	69.5%	41,881	70.5%
Cash and cash equivalents	9,594	16.3%	9,098	15.4%
Restricted cash	8,362	14.2%	8,400	14.1%
Total	58,807	100.0%	59,379	100.0%

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

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net (loss) income.  If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated.  Significant judgment is required in the determination of whether a credit loss has occurred for a security.  The Company considers all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether the Company expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.  The Company performs a quarterly analysis of its available for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred.

As a result of the analysis performed, the Company recorded an impairment loss related to other investments of zero for the three and six months ended June 30, 2024 ($0.1 million for the three and six months ended June 30, 2023).  There were no impairment losses recorded related to available for-sale fixed maturity investments during the three and six months ended June 30, 2024 and June 30, 2023.

At June 30, 2024 and December 31, 2023, the gross unrealized losses for fixed maturities amounted to $1.6 million and $1.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.

DEBT

The principal and carrying value of the Company's debt instruments at June 30, 2024 and December 31, 2023 are as follows:

(in thousands)	June 30, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Bank loan:
2021 Ravix Loan	$4,200	$4,200	$4,650	$4,650
2022 Ravix Loan	4,625	4,488	4,925	4,769
SNS Loan	4,492	4,421	5,142	5,063
DDI Loan	5,600	5,540	5,600	5,534
2020 KWH Loan	—	—	10,979	10,806
2024 KWH Loan	15,000	14,905	—	—
Total bank loans	33,917	33,554	31,296	30,822
Subordinated debt	15,000	13,715	15,000	13,594
Total	$48,917	$47,269	$46,296	$44,416

See Note 11, "Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the six months ended June 30, 2024 are further described below.

Bank Loans

During the first quarter of 2024, the Company borrowed $3.5 million under the KWH Delayed Draw Term Loan ("DDTL"), $0.5 million under the KWH Loan revolver and $0.2 million under the SNS Loan Revolver.  During the second quarter of 2024, the SNS Loan Revolver of $0.2 million was repaid.

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the revolver; and (3) $3.1 million related to the KWH DDTL.

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the three months ended June 30, 2024 since the original debt was fully repaid as part of the modification.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At June 30, 2024 and March 31, 2024, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended June 30, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

On July 23, 2024, Ravix and Ravix LLC entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At June 30, 2024, the carrying value of the subordinated debt is $13.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 20, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Of the $0.1 million increase in fair value of the Company’s subordinated debt between December 31, 2023 and June 30, 2024, less than $0.1 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and $0.1 million is reported as loss on change in fair value of debt in the Company’s unaudited consolidated statements of operations.

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

Cash Flows from Continuing Operations

During the six months ended June 30, 2024, the Company reported $0.5 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the six months ended June 30, 2023, the Company reported $24.7 million of net cash used in operating activities from continuing operations, primarily due to outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million), an indemnity payment to the buyer of Mendota related to loss and loss adjustment expenses ($2.0 million) and payment of deferred interest on the remaining trust preferred debt instrument; partially offset by operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the six months ended June 30, 2024, the net cash provided by investing activities from continuing operations was $0.9 million. This source of cash is primarily attributed to distributions received by Argo Holdings from two of its underlying limited liability investment companies, partially offset by purchases of fixed maturities and property and equipment, net in excess of proceeds from sales and maturities of fixed maturities and sales of equity securities.  During the six months ended June 30, 2023, the net cash provided by investing activities from continuing operations was $15.1 million. This source of cash was primarily attributed to distributions received by Net Lease from one of its limited liability investment companies of $13.3 million, as well as proceeds from sales and maturities of fixed maturities in excess of purchases of fixed maturities.

During the six months ended June 30, 2024, the net cash used in financing activities from continuing operations was $1.0 million. This use of cash was primarily attributed to principal repayment on bank loans of $16.6 million, taxes paid related to net share settlements of restricted stock awards of $1.8 million, cash paid for repurchases of common stock of $1.0 million and distributions to noncontrolling interest holders of $0.7 million, partially offset by principal proceeds from bank loans of $19.1 million.  During the six months ended June 30, 2023, the net cash used in financing activities from continuing operations was $43.9 million.  This use of cash was primarily attributed to the repurchase of five of the TruPs for $40.3 million, principal repayment on bank loans of $4.8 million, distributions to noncontrolling interest holders of $3.6 million and cash paid for repurchase of warrants of $1.6 million, partially offset by cash proceeds from the exercise of warrants of $6.6 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $2.3 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $9.6 million and $9.1 million reported at June 30, 2024 and December 31, 2023, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, there were two control deficiencies in our internal control over financial reporting which constituted material weaknesses, and accordingly the Company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation and the discovery of the errors described in the following paragraphs, the Company’s management has concluded that, as of June 30, 2024, our internal control over financial reporting was not effective based on the COSO framework.  We describe the material weaknesses in the following paragraphs.

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

As a result of these identified material weaknesses, the Company considered whether other calculations and conclusions with respect to presentation could be impacted. Notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that these were isolated incidents, have been corrected, and that the consolidated financial statements contained in this Form 10-Q for the three and six months ended June 30, 2024 and June 30, 2023 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

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

KINGSWAY FINANCIAL SERVICES INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period beginning April 1, 2024, and ending June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There were no sales of unregistered equity securities during the quarter ended June 30, 2024.

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

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2024	—	-	—	$2,769
May 1 - 31, 2024	78,050	$8.00	78,050	$2,145
June 1- 30, 2024	32,500	$8.00	32,500	$1,885
Total	110,550	$8.00	110,550

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

10.1	Third Amendment to Loan and Security Agreement, dated May 24, 2024, by and among CIBC Bank USA, Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, PWI Holdings, Inc. and the other Loan Parties party thereto (included as Exhibit 10.1 to the Form 8-K, filed May 29, 2024, and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	August 6, 2024	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2024	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)