Form 10-Q
period 2024-09-30
KINGSWAY FINANCIAL SERVICES INC
filed 2024-11-06
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2024
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

The number of shares, including restricted common shares, outstanding of the registrant's common stock as of November 6, 2024 was 27,572,791.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $37,635 and $38,107, respectively)	$36,856	$36,473
Equity investments, at fair value (cost of $10 and $73, respectively)	—	79
Limited liability investments	651	812
Limited liability investment, at fair value	2,691	3,496
Investments in private companies, at adjusted cost	696	854
Other investments, at cost which approximates fair value (net of allowance of $179 and $179, respectively)	—	6
Short-term investments, at cost which approximates fair value	166	161
Total investments	41,060	41,881
Cash and cash equivalents	6,508	9,098
Restricted cash	8,630	8,400
Accrued investment income	867	914
Service fee receivable, net of allowance for credit losses of $320 and $243, respectively	9,985	10,083
Other receivables, net of allowance of $5 and $5, respectively	696	726
Deferred contract costs	14,094	13,734
Income taxes recoverable	556	1,299
Property and equipment, net of accumulated depreciation of $1,571 and $1,158, respectively	1,591	1,850
Right-of-use asset	1,615	886
Goodwill	56,887	50,358
Intangible assets, net of accumulated amortization of $32,445 and $28,137, respectively	42,321	35,670
Other assets	6,314	5,066
Assets held for sale	—	17,752
Total Assets	$191,124	$197,717
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$21,725	$22,342
Deferred service fees	84,658	83,995
Bank loans	44,778	30,822
Subordinated debt, at fair value	13,681	13,594
Lease liability	1,899	1,198
Net deferred income tax liabilities	4,708	5,041
Liabilities held for sale	—	16,114
Total Liabilities	171,449	173,106
Redeemable Class B preferred stock, $0.01 par value; 330,000 authorized, issued and outstanding at September 30, 2024; redemption amount of $8,250 at September 30, 2024	8,250	—
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 28,106,854 and 27,771,790 issued at September 30, 2024 and December 31, 2023, respectively; and 27,123,827 and 27,101,613 outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	376,565	379,813
Treasury stock, at cost; 983,027 and 670,177 outstanding at September 30, 2024 and December 31, 2023, respectively	(6,200)	(3,696)
Accumulated deficit	(359,665)	(346,868)
Accumulated other comprehensive loss	(762)	(1,540)
Shareholders' equity attributable to common shareholders	9,938	27,709
Noncontrolling interests in consolidated subsidiaries	1,487	(3,098)
Total Shareholders' Equity	11,425	24,611
Total Liabilities, Class B preferred stock and Shareholders' Equity	$191,124	$197,717

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Service fee and commission revenue	$27,136	$24,790	$79,742	$77,376
Total revenues	27,136	24,790	79,742	77,376
Operating expenses:
Claims authorized on vehicle service agreements	6,323	5,880	18,793	17,509
Commissions	2,801	2,573	8,186	7,660
Cost of services sold	6,817	6,226	19,287	21,121
General and administrative expenses	11,867	10,319	33,102	30,013
Total operating expenses	27,808	24,998	79,368	76,303
Operating (loss) income	(672)	(208)	374	1,073
Other revenues (expenses), net:
Net investment income	403	351	1,037	1,419
Net realized gains	958	206	1,359	539
Net gain (loss) on equity investments	—	592	(3)	3,374
Gain on change in fair value of limited liability investments, at fair value	95	320	173	194
Net change in unrealized gain on private company investments	—	63	—	63
Impairment losses on investments	—	(71)	—	(166)
Loss on change in fair value of derivative asset option contracts	—	—	—	(1,366)
Non-operating other revenue (expense)	230	156	462	(1,554)
Interest expense	(1,173)	(1,061)	(3,480)	(5,119)
Amortization of intangible assets	(1,437)	(1,424)	(4,308)	(4,252)
Impairment of intangible assets	(640)	—	(1,841)	—
Gain (loss) on change in fair value of debt	81	(165)	(48)	(195)
Gain on disposal of subsidiary	—	342	—	342
(Loss) gain on extinguishment of debt	—	—	(160)	31,616
Total other (expenses) revenue, net	(1,483)	(691)	(6,809)	24,895
(Loss) income from continuing operations before income tax expense (benefit)	(2,155)	(899)	(6,435)	25,968
Income tax expense (benefit)	21	(102)	209	810
(Loss) income from continuing operations	(2,176)	(797)	(6,644)	25,158
Income from discontinued operations, net of taxes	81	122	439	339
Loss on disposal of discontinued operations, net of taxes	(216)	—	(620)	—
Net (loss) income	(2,311)	(675)	(6,825)	25,497
Less: Net income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	491	351	825	121
Less: Dividends on preferred stock	13	—	13	74
Net (loss) income attributable to common shareholders	$(2,815)	$(1,026)	$(7,663)	$25,302

Net (loss) income from continuing operations attributable to common shareholders	$(2,680)	$(1,148)	$(7,482)	$24,963
Net (loss) income from discontinued operations attributable to common shareholders	(135)	122	(181)	339
Net (loss) income attributable to common shareholders	$(2,815)	$(1,026)	$(7,663)	$25,302

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.04)	$(0.27)	$0.99
Discontinued operations	$—	$—	$(0.01)	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.10)	$(0.04)	$(0.28)	$1.00
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.04)	$(0.27)	$0.96
Discontinued operations	$—	$—	$(0.01)	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.10)	$(0.04)	$(0.28)	$0.97
Weighted-average shares outstanding (in ‘000s):
Basic:	27,197	26,239	27,213	25,206
Diluted:	27,197	26,239	27,213	25,941

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net (loss) income	$(2,311)	$(675)	$(6,825)	$25,497
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains (losses) arising during the period	900	(34)	945	165
Reclassification adjustment for amounts included in net (loss) income	(48)	(66)	(90)	(122)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized (losses) gains arising during the period	(46)	84	(38)	(740)
Reclassification adjustment for amounts included in net (loss) income	—	—	—	(27,177)
Other comprehensive income (loss), net of taxes(1):	806	(16)	817	(27,874)
Comprehensive loss	(1,505)	(691)	(6,008)	(2,377)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	504	347	835	122
Comprehensive loss attributable to common shareholders	$(2,009)	$(1,038)	$(6,843)	$(2,499)

(1) Net of income tax expense (benefit) of $0 for the three and nine months ended September 30, 2024 and September 30, 2023.

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2024	27,261,959	$—	$378,554	$(4,650)	$(351,716)	$(1,526)	20,662	$(3,445)	$17,217
Vesting of restricted stock awards	100,000	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(43,832)	—	(351)	—	—	—	(351)	—	(351)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net (loss) income	—	—	—	—	(2,802)	—	(2,802)	491	(2,311)
Preferred stock dividends	—	—	—	—	(13)	—	(13)	—	(13)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(735)	(735)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)	—	(7,491)	7,491	—
Repurchases of common stock	(194,300)	—	—	(1,550)	—	—	(1,550)	—	(1,550)
Other comprehensive income	—	—	—	—	—	793	793	13	806
Stock-based compensation	—	—	862	—	—	—	862	—	862
Balance, September 30, 2024	27,123,827	$—	$376,565	$(6,200)	$(359,665)	$(762)	$9,938	$1,487	$11,425

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2023	25,431,552	$—	$371,118	$(543)	$(344,025)	$(1,258)	$25,292	$(3,372)	$21,920
Vesting of restricted stock awards	100,000	—	—	—	—	—	—	—	—
Tax withholding related to net of share settlement of restricted stock awards	(43,893)	—	(385)	—	—	—	(385)	—	(385)
Exercise of Series B warrants	2,019,720	—	10,098	—	—	—	10,098	—	10,098
Repurchases of Series B warrants	—	—	(2,025)	—	—	—	(2,025)	—	(2,025)
Net (loss) income	—	—	—	—	(1,026)	—	(1,026)	351	(675)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(424)	(424)
Repurchases of common stock	(93,396)	—	—	(751)	—	—	(751)	—	(751)
Other comprehensive loss	—	—	—	—	—	(12)	(12)	(4)	(16)
Stock-based compensation	—	—	386	—	—	—	386	—	386
Balance, September 30, 2023	27,413,983	$—	$379,192	$(1,294)	$(345,051)	$(1,270)	$31,577	$(3,449)	$28,128

KINGSWAY FINANCIAL SERVICES INC.

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	$27,709	$(3,098)	$24,611
Vesting of restricted stock awards	600,000	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(264,936)	—	(2,195)	—	—	—	(2,195)	—	(2,195)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net (loss) income	—	—	—	—	(7,650)	—	(7,650)	825	(6,825)
Preferred stock dividends	—	—	—	—	(13)	—	(13)	—	(13)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,413)	(1,413)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)	—	(7,491)	7,491	—
Repurchases of common stock	(312,850)	—	—	(2,504)	—	—	(2,504)	—	(2,504)
Other comprehensive income	—	—	—	—	—	807	807	10	817
Stock-based compensation	—	—	1,447	—	—	—	1,447	—	1,447
Balance, September 30, 2024	27,123,827	$—	$376,565	$(6,200)	$(359,665)	$(762)	$9,938	$1,487	$11,425

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity Attributable to Common Shareholders	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	$15,671	$437	$16,108
Vesting of restricted stock awards	100,000	—	—	—	—	—	—	—	—
Tax withholding related to net of share settlement of restricted stock awards	(43,893)	—	(385)	—	—	—	(385)	—	(385)
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	3,331,661	—	16,658	—	—	—	16,658	—	16,658
Repurchases of Series B warrants	—	—	(4,031)	—	—	—	(4,031)	—	(4,031)
Net income	—	—	—	—	25,376	—	25,376	121	25,497
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4,008)	(4,008)
Repurchases of common stock	(99,696)	—	—	(802)	—	—	(802)	—	(802)
Other comprehensive (loss) income	—	—	—	—	—	(27,875)	(27,875)	1	(27,874)
Stock-based compensation	—	—	953	—	—	—	953	—	953
Balance, September 30, 2023	27,413,983	$—	$379,192	$(1,294)	$(345,051)	$(1,270)	$31,577	$(3,449)	$28,128

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities:
Net (loss) income	$(6,825)	$25,497
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(439)	(339)
Loss on disposal of discontinued operations, net of taxes	620	—
Equity in net loss of limited liability investments	161	41
Depreciation and amortization expense	4,841	4,466
Stock-based compensation expense	1,447	953
Net realized gains	(1,359)	(539)
Net loss (gain) on change in fair value of equity investments	3	(3,374)
Gain on change in fair value of limited liability investment, at fair value	(173)	(194)
Net change in unrealized gain on private company investments	—	(63)
Impairment of intangible assets	1,841	—
Loss on change in fair value of debt	48	195
Loss on change in fair value of derivatives	49	1,565
Loss on change in fair value of contingent consideration	270	65
Deferred income taxes	(200)	(100)
Impairment losses on investments	—	166
Amortization of fixed maturities premiums and discounts	(14)	20
Gain on disposal of subsidiary	—	(342)
Loss (gain) on extinguishment of debt	160	(31,616)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Image Solutions assets acquired	784	1,203
Other receivables, net	(19)	2,519
Deferred contract costs	(360)	(635)
Other assets, adjusted for Image Solutions assets acquired	(354)	871
Deferred service fees	663	(399)
Other, net, adjusted for Image Solutions liabilities acquired	(432)	(25,644)
Cash provided by (used in) operating activities - continuing operations	712	(25,684)
Cash provided by operating activities - discontinued operations	462	426
Net cash provided by (used in) operating activities	1,174	(25,258)
Investing activities:
Proceeds from sales and maturities of fixed maturities	5,618	6,416
Proceeds from sales of equity investments	77	3,321
Purchases of fixed maturities	(5,133)	(4,612)
Net proceeds from limited liability investments	—	180
Net proceeds from limited liability investment, at fair value	2,238	14,061
Net proceeds from investments in private companies	257	27
Net proceeds from other investments and short-term investments	—	16
Net proceeds from disposal of subsidiary	—	147
Net proceeds from sale of discontinued operation	1,136	—
Acquisition of business, net of cash acquired	(20,016)	(2,766)
Net purchases of property and equipment, adjusted for Image Solutions assets acquired	(587)	(80)
Cash (used in) provided by investing activities - continuing operations	(16,410)	16,710
Cash used in investing activities - discontinued operations	—	(11)
Net cash (used in) provided by investing activities	(16,410)	16,699
Financing activities:
Proceeds from exercise of warrants	—	16,658
Cash paid for repurchase of warrants	—	(4,031)
Proceeds from issuance of preferred stock	8,250	—
Cash paid for repurchase of common stock	(2,504)	(802)
Cash paid to acquire noncontrolling interest	(2,500)	—
Distributions to noncontrolling interest holders	(1,413)	(4,008)
Taxes paid related to net share settlements of restricted stock awards	(2,195)	(384)
Principal proceeds from bank loans, net of debt issuance costs of $287	33,663	—
Principal payments on bank loans	(19,963)	(6,052)
Purchase of subordinated debt	—	(40,328)
Payment of debt issuance costs	—	(25)
Cash provided by (used in) financing activities - continuing operations	13,338	(38,972)
Cash used in financing activities - discontinued operations	(435)	(431)
Net cash provided by (used in) financing activities	12,903	(39,403)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(2,360)	(47,946)
Cash and cash equivalents and restricted cash at beginning of period	18,110	77,802
Less: cash and cash equivalents and restricted cash of discontinued operations	612	570
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	17,498	77,232
Cash and cash equivalents and restricted cash of continuing operations at end of period	$15,138	$29,286

(in thousands)	September 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$6,508	$20,183
Restricted cash	8,630	9,103
Cash and cash equivalents and restricted cash per statements of cash flows	$15,138	$29,286

See accompanying notes to unaudited consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

On July 25, 2024, the Company completed the purchase of the 10% interest in IWS not previously owned by the Company.  Therefore, as of July 25, 2024, IWS became a wholly-owned subsidiary of the Company.

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

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in  August 2018 ("ASU 2023-06"), which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by  June 30, 2027. No amendments were effective at  September 30, 2024. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on its consolidated financial statements.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions") for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider.  As further discussed in Note 20, "Segmented Information," Image Solutions is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s sixth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

This acquisition was accounted for as a business combination using the acquisition method of accounting.  The purchase price was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and are subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one year, as permitted under U.S. GAAP.  The Company expects to complete its purchase price allocation within the next six months.  These estimates, allocations and calculations are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed could change from the estimates included in these consolidated financial statements.

Refer to Note 8,"Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $6.1 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the Image Solutions purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 26, 2024

Purchase Price	$20,354

Cash and cash equivalents	$331
Service fee receivable	712
Property and equipment, net	71
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	11,100
Other assets - inventory	1,236
Total assets	$14,950

Accrued expenses and other liabilities	$713
Net deferred income tax liabilities	—
Total liabilities	$713

Total identifiable assets and liabilities	$14,237

Excess purchase price allocated to goodwill	$6,117

Since Image Solutions was acquired on September 26, 2024, the consolidated statement of operations for the three and nine months ended September 30, 2024 does not include any revenue, expenses or earnings of Image Solutions, as such items are insignificant. During the three and nine months ended September 30, 2024, the Company incurred expenses related to the acquisition of Image Solutions of $0.4 million, which are included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The following unaudited pro forma summary presents the Company's consolidated financial statements for the  three and nine months ended September 30, 2024 and September 30, 2023 as if Image Solutions had been acquired on January 1, 2023. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisition occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisition of Image Solutions, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Image Solutions acquisition (see Note 11, "Debt") and acquisition-related expenses.

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$29,326	$26,986	$86,584	$83,785
(Loss) income from continuing operations attributable to common shareholders	$(3,104)	$(1,898)	$(8,025)	$23,543
Basic (loss) earnings per share - continuing operations	$(0.11)	$(0.07)	$(0.29)	$0.93
Diluted (loss) earnings per share - continuing operations	$(0.11)	$(0.07)	$(0.29)	$0.91

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the second quarter of 2024, the Company recorded measurement period adjustments that increased goodwill by $0.3 million compared to the amount recorded at  December 31, 2023.  The measurement period adjustment primarily reflects changes in the estimated value of the contract asset of $0.3 million.   The final fair values of the assets acquired and liabilities assumed as of September 7, 2023, were $3.7 million of assets and $1.2 million of liabilities, which included $1.4 million of contract asset and $1.7 million of intangible assets.

See Note 4, "Acquisitions," to the consolidated financial statements in the 2023 Annual Report for further details on the Company's acquisition of SPI.

Digital Diagnostics Imaging, Inc.

On October 26, 2023, the Company acquired 100% of the outstanding equity interests of Digital Diagnostics Imaging, Inc. ("DDI") for aggregate cash consideration of approximately $11.0 million, less certain escrowed amounts for purposes of indemnification claims.  The final purchase price was subject to a working capital true-up of less than $0.1 million that was settled during the second quarter of 2024.  DDI, based in Wall, New Jersey, is a provider of fully managed outsourced cardiac telemetry services.  As further discussed in Note 20, "Segmented Information," DDI is included in the Kingsway Search Xcelerator segment. This acquisition was the Company’s fifth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

The Company records measurement period adjustments in the period in which the adjustments occur.  During the  second quarter of 2024, the Company recorded a measurement period adjustment that increased goodwill by  $0.2 million compared to the amount recorded at  December  31, 2023.  The measurement period adjustments primarily relate to a decrease in the estimated fair value of property and equipment of $0.4 million, partially offset by an increase to the customer relationships intangible asset of $0.2 million.  The final fair values of the assets acquired and liabilities assumed as of October 26, 2023, were  $8.5 million of assets and  $2.5 million of liabilities, which included  $0.8 million of property and equipment and  $7.0 million of intangible assets.

See Note 4, "Acquisitions," to the consolidated financial statements in the 2023 Annual Report for further details on the Company's acquisition of DDI.

(b)	Discontinued Operations

Leased Real Estate Segment

The Company’s former subsidiaries, VA Lafayette, LLC ("VA Lafayette") and CMC Industries Inc. ("CMC"), which included CMC’s subsidiaries Texas Rail Terminal LLC and TRT Leaseco, LLC ("TRT"), comprised the Company's entire Leased Real Estate segment prior to the fourth quarter of 2022.  Each of CMC, through indirect wholly owned subsidiary, TRT, and VA Lafayette own a single asset, which is real estate property.  On December 29, 2022, TRT sold its assets and at December 31, 2022, VA Lafayette was classified as held for sale.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

Leased Real Estate was a component of Kingsway since its operations and cash flows could be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the reporting entity.  A component of an entity may consist of multiple disposal groups and does not need to be disposed of in a single transaction. The disposal of the Leased Real Estate segment represents a strategic shift that will have a major effect on the Company's operations and financial results, as the disposal of the Leased Real Estate assets was in excess of 20% of the entity's total assets.  As a result, the assets, liabilities, operating results and cash flows related to Leased Real Estate have been classified as discontinued operations in the consolidated financial statements for all periods presented.

During the third quarter of 2024, CMC and its subsidiaries were legally dissolved.  As a result, the remaining equity related to CMC and its subsidiaries that was included in noncontrolling interests in consolidated subsidiaries is now included in accumulated deficit in the consolidated balance sheet at  September 30, 2024.

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage.  During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette. On August 16, 2024, the Company completed the sale of VA Lafayette to an entity associated with a current holder of the Company's Class B Preferred Stock (the sale occurred prior to negotiations regarding the issuance of the Class B Preferred Stock).  Refer to Note 22, "Related Parties," for further disclosure.  The purchase price paid by the purchaser at the closing consisted of $1.3 million in cash plus the assumption of the unpaid principal balance as of the closing of the LA Mortgage of approximately $11.8 million, netting cash proceeds of $1.1 million to Kingsway after expenses.

During the three months ended  September 30, 2024, the Company recognized a loss on disposal of $0.2 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2024.  As part of recognizing the business as held for sale, the Company was required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024, the Company recognized an estimated non-cash, loss on disposal of $0.4 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the nine months ended September 30, 2024. The loss is a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and was determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

As discussed above, VA Lafayette was part of the Leased Real Estate disposal group.  In conjunction with the sale of the CMC Real Property on December 29, 2022, the sale of the Leased Real Estate's assets represents a strategic shift that will have a major effect on the Company's operations and financial results.  As a result, VA Lafayette has been classified as a discontinued operation and the results of its operations are reported separately for all periods presented. The assets and liabilities of VA Lafayette are presented as held for sale in the consolidated balance sheet at  December 31, 2023.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$157	$311	$890	$941
Total revenues	157	311	890	941
Expenses:
Cost of services sold	31	46	136	147
General and administrative expenses	8	56	128	192
Leased real estate segment interest expense	43	90	218	272
Total expenses	82	192	482	611
Non-operating other revenue	6	3	31	9
Income from discontinued operations before income tax expense	81	122	439	339
Income tax expense	—	—	—	—
Income from discontinued operations, net of taxes	$81	$122	$439	$339

For the three and nine months ended  September 30, 2024, and September 30, 2023, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

The carrying amounts of the major classes of assets and liabilities of Leased Real Estate presented as held for sale at  December 31, 2023 are as follows:

(in thousands)	December 31, 2023
Assets
Cash and cash equivalents	$612
Property and equipment, net	16,171
Intangible assets, net	2,748
Loss on write-down of disposal group	(1,779)
Assets held for sale	$17,752
Liabilities
Accrued expenses and other liabilities	$885
Notes payable	15,229
Liabilities held for sale	$16,114

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the unaudited consolidated statement of operations for the three and nine months ended  September 30, 2024 is comprised of $0.2 million and $0.6 million, respectively, of loss on disposal of discontinued operations before income tax benefit and income tax benefit of zero.

NOTE 6 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at September 30, 2024 and December 31, 2023 are summarized in the tables shown below:

(in thousands)	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$12,872	$77	$182	$12,767
States, municipalities and political subdivisions	2,843	9	62	2,790
Mortgage-backed	10,010	59	322	9,747
Asset-backed	1,328	8	22	1,314
Corporate	10,582	46	390	10,238
Total fixed maturities	$37,635	$199	$978	$36,856

(in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,384	$8	$395	$12,997
States, municipalities and political subdivisions	2,885	3	105	2,783
Mortgage-backed	9,724	23	494	9,253
Asset-backed	1,254	1	45	1,210
Corporate	10,860	18	648	10,230
Total fixed maturities	$38,107	$53	$1,687	$36,473

The table below summarizes the Company's fixed maturities at September 30, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,166	$7,110
Due after one year through five years	24,885	24,442
Due after five years through ten years	1,458	1,440
Due after ten years	4,126	3,864
Total	$37,635	$36,856

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance had been established as of September 30, 2024 and December 31, 2023. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,373	$24	$5,467	$158	$7,840	$182
States, municipalities and political subdivisions	149	2	1,596	60	1,745	62
Mortgage-backed	857	4	4,891	318	5,748	322
Asset-backed	—	—	840	22	840	22
Corporate	350	1	7,649	389	7,999	390
Total fixed maturities	$3,729	$31	$20,443	$947	$24,172	$978

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

(in thousands)	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,237	$46	$7,940	$349	$11,177	$395
States, municipalities and political subdivisions	—	—	1,705	105	1,705	105
Mortgage-backed	737	11	6,067	483	6,804	494
Asset-backed	—	—	1,050	45	1,050	45
Corporate	937	11	8,013	637	8,950	648
Total fixed maturities	$4,911	$68	$24,775	$1,619	$29,686	$1,687

At September 30, 2024 and  December 31, 2023, there are approximately 155 and 181 individual available-for-sale investments that were in unrealized loss positions, for which an allowance for credit losses has not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at September 30, 2024 and  December 31, 2023.  The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at September 30, 2024 and  December 31, 2023.

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the three and nine months ended September 30, 2024 and September 30, 2023.

The Company does not have any exposure to subprime mortgage-backed investments.

Limited liability investments include investments in limited liability companies and limited partnerships. The Company's interests in these investments are not deemed minor and, therefore, are accounted for under the equity method of accounting. The most recently available financial statements are used in applying the equity method. The difference between the end of the reporting period of the limited liability entities and that of the Company is no more than three months. As of September 30, 2024 and December 31, 2023, the carrying value of limited liability investments totaled $0.7 million and $0.8 million, respectively. The Company recorded no impairments related to limited liability investments during the three and nine months ended September 30, 2024 ($0.1 million during the three and nine months ended  September 30, 2023), which are included in impairment losses on investments in the consolidated statements of operations. Income or loss from limited liability investments is recognized based on the Company's share of the earnings of the limited liability entities and is included in net investment income in the consolidated statements of operations.  At  September 30, 2024, the Company had no unfunded commitments related to limited liability investments.

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity Argo Holdings Fund I, LLC ("Argo Holdings").  As of September 30, 2024 and December 31, 2023, the carrying value of the Company's limited liability investment, at fair value was $2.7 million and $3.5 million, respectively.  At September 30, 2024, the Company had no unfunded commitments to fund limited liability investments, at fair value.

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

Investments in private companies consist of convertible preferred stocks and notes in privately owned companies and investments in limited liability companies in which the Company’s interests are deemed minor. The Company's investments in private companies do not have readily determinable fair values. The Company has elected to record investments in private companies at cost, adjusted for observable price changes and impairments. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investments in private companies totaled $0.7 million and $0.9 million, respectively.  For the three and nine months ended September 30, 2024, the Company did not record any adjustments to the carrying value of its investments in private companies for observable price changes (adjustment of $0.1 million for the three and nine months ended  September 30, 2023 to increase the fair value of certain investments in private companies for observable price changes, which is included in net change in unrealized gain on private company investments in the consolidated statements of operations).

The Company performs a quarterly impairment analysis of its investments in private companies.  As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2024 and September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

Net investment income for the three and nine months ended September 30, 2024 and September 30, 2023 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
Interest from fixed maturities	$331	$264	$968	$736
Dividends	11	11	39	85
Income (loss) from limited liability investments	1	(8)	(161)	(41)
Other	98	106	300	728
Gross investment income	441	373	1,146	1,508
Investment expenses	(38)	(22)	(109)	(89)
Net investment income	$403	$351	$1,037	$1,419

Net realized gains on investments for the three and nine months ended September 30, 2024 and September 30, 2023 are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Available-for-sale fixed maturities:
Gross realized gains	$—	$7	$—	$9
Gross realized losses	—	(7)	—	(7)
Net realized gains on available-for-sale fixed maturities	—	—	—	2
Limited liability investments	—	—	—	103
Limited liability investments, at fair value	874	191	1,260	407
Investments in private companies	84	15	99	27
Net realized gains	$958	$206	$1,359	$539

Net gain (loss) on equity investments for the three and nine months ended September 30, 2024 and September 30, 2023 is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized on equity investments sold during the period	$—	$3,322	$(3)	$3,322
Change in net unrealized (losses) gains recognized on equity investments held at end of the period	—	(2,730)	—	52
Net gain (loss) on equity investments	$—	$592	$(3)	$3,374

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

NOTE 7 GOODWILL

The following table summarizes the goodwill activity for the nine months ended September 30, 2024:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2023	$31,153	$18,473	$732	$50,358
Acquisition	—	6,117	—	6,117
Measurement period adjustments	—	412	—	412
Balance, September 30, 2024	$31,153	$25,002	$732	$56,887

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the third quarter of 2024 the Company recorded goodwill of $6.1 million related to the acquisition of Image Solutions on September 26, 2024.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocation within the next six months.  The estimates, allocations and calculations recorded at September 30, 2024 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the second quarter of 2024, the Company recorded measurement period adjustments, related to acquisitions of SPI and DDI, that increased goodwill by $0.4 million.

Goodwill is assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  No goodwill impairment charges were recorded during the three and nine months ended September 30, 2024 and September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

NOTE 8 INTANGIBLE ASSETS

Intangible assets at September 30, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,242	23,783	—	27,459
Developed technology	600	64	—	536
Intangible assets not subject to amortization:
Trade names	16,167	—	1,841	14,326
Total	$76,607	$32,445	$1,841	$42,321

(in thousands)	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	39,942	19,521	20,421
Developed technology	600	18	582
Intangible assets not subject to amortization:
Trade names	14,667	—	14,667
Total	$63,807	$28,137	$35,670

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the third quarter of 2024, the Company recorded $12.6 million of separately identifiable intangible assets, related to acquired customer relationships and trade name, as part of the acquisition of Image Solutions on September 26, 2024. The customer relationships intangible asset of $11.1 million is being amortized over thirteen years, based on the pattern in which the economic benefits of the intangible asset is expected to be consumed. The trade name intangible asset of $1.5 million is deemed to have indefinite useful life and is not amortized. The intangible assets related to this acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price allocation within the next six months. The estimates, allocations and calculations recorded at September 30, 2024 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements

As further discussed in Note 5, "Acquisitions and Discontinued Operations," during the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that increased the customer relationships intangible asset by $0.2 million.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $1.4 million for the three months ended September 30, 2024 and September 30, 2023 ($4.3 million for the nine months ended September 30, 2024 and September 30, 2023).

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

At March 31, 2024, June 30, 2024 and  September 30, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges for the three months ended September 30, 2024 of $0.6 million related to the CSuite and Ravix indefinite-lived trade names, and $1.8 million for the nine months ended September 30, 2024, related to the SNS, CSuite and Ravix indefinite-lived trade names.  The fair value of the SNS, CSuite and Ravix trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.  No impairment charges were recorded during the three and nine months ended  September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	September 30, 2024
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	$581	$318	$263
Furniture and equipment	247	224	23
Computer hardware	1,559	813	746
Medical equipment	708	216	492
Vehicles	67	—	67
Total	$3,162	$1,571	$1,591

(in thousands)	December 31, 2023
	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	585	225	360
Furniture and equipment	287	250	37
Computer hardware	1,080	660	420
Medical equipment	1,056	23	1,033
Total	$3,008	$1,158	$1,850

For the three months ended September 30, 2024 and September 30, 2023, depreciation expense related to medical equipment of $0.1 million and zero, respectively ( $0.1 million and zero for the  nine months ended September 30, 2024 and September 30, 2023, respectively), is included in cost of services sold in the unaudited consolidated statements of operations.  For the three months ended September 30, 2024 and September 30, 2023, depreciation expense on all other property and equipment of $0.1 million and  $0.1 million, respectively ( $0.4 million and  $0.2 million for the  nine months ended September 30, 2024 and September 30, 2023, respectively), is included in general and administrative expenses in the unaudited consolidated statements of operations.

As discussed in Note 5, " Acquisitions and Discontinued Operations," during the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that decreased property and equipment, specifically medical equipment, by $0.4 million.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

NOTE 11 DEBT

Debt consists of the following instruments at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024			December 31, 2023
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loan:
2021 Ravix Loan	$2,490	$2,490	$2,585	$4,650	$4,650	$4,811
2022 Ravix Loan	4,475	4,349	4,740	4,925	4,769	5,027
2022 Ravix Revolver	500	500	521	—	—	—
SNS Loan	4,167	4,100	4,378	5,142	5,063	5,243
DDI Loan	5,600	5,543	6,034	5,600	5,534	5,841
Image Solutions Loan	7,750	7,586	7,997	—	—	—
2020 KWH Term Loan	—	—	—	10,479	10,306	10,725
2024 KWH Term Loan	13,875	13,785	14,565	—	—	—
2024 KWH DDTL	5,425	5,425	5,785	—	—	—
KWH Revolver	1,000	1,000	1,021	500	500	515
Total bank loans	45,282	44,778	47,626	31,296	30,822	32,162
Subordinated debt	15,000	13,681	13,681	15,000	13,594	13,594
Total	$60,282	$58,459	$61,307	$46,296	$44,416	$45,756

Subordinated debt mentioned above consists of the following trust preferred debt instrument at September 30, 2024 and  December 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$ 15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%. At September 30, 2024, the interest rate was 8.50%. The term loan matures on October 1, 2027. The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at its unpaid principal balance.

Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to: (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At  September 30, 2024, the interest rate was 8.75%. The 2022 Revolver matures on November 16, 2024 and has an annual interest rate equal to the Prime Rate plus 0.50%.  At  September 30, 2024, the interest rate was 8.50%.

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

On July 23, 2024, Ravix and Ravix LLC entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.  The 2021 Ravix Loan was not deemed to be substantially different as a result of the second amendment; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the original 2021 Ravix Loan.

The fair values of the 2021 Ravix Loan, 2022 Ravix Loan and 2022 Revolver disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2021 Ravix Loan and the 2022 Ravix Loan are secured by certain of the equity interests and assets of Ravix and CSuite.

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

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), who became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of SNS (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2024, the interest rate was 8.50%. Monthly principal payments on the term loan began on November 15, 2023. The revolver matures on May 2, 2025 and the term loan matures on November 18, 2028.  At September 30, 2024 and December 31, 2023, the balance of the revolver was zero.

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

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At September 30,  June 30, and March 31, 2024, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended September 30, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At September 30, 2024, the interest rate was 8.50%. Monthly principal payments on the term loan begin on December 15, 2024.  The revolver matured on September 1, 2024 and the term loan matures on October 26, 2029.  At  December 31, 2023, the balance of the revolver was zero.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

Image Solutions

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At September 30, 2024, the interest rate was 8.50%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  At  September 30, 2024, the balance of the revolver was zero.

The Company also recorded as a discount to the carrying value of the Image Solutions Loan issuance costs of $0.2 million specifically related to the Image Solutions Loan.  The Image Solutions Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the Image Solutions Loan disclosed in the table above is derived from quoted market prices of BB plus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The Image Solutions Loan is secured by certain of the equity interests and assets of Image Solutions.

The Image Solutions Loan contains a number of covenants, including, but not limited to, a senior leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the Image Solutions Loan that, among other things, restrict Image Solutions’ ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

KWH

In 2019, the Company formed Kingsway Warranty Holdings LLC ("KWH"), whose subsidiaries include IWS Acquisition Corporation ("IWS"), Geminus Holdings Company, Inc. ("Geminus") and Trinity Warranty Solutions LLC ("Trinity"). As part of the acquisition of PWI Holdings, Inc. ("PWI") on December 1, 2020, PWI became a wholly owned subsidiary of KWH, which borrowed a principal amount of $25.7 million from a bank, consisting of a $24.7 million term loan and a $1.0 million revolving credit facility (the "2020 KWH Loan"). The proceeds from the 2020 KWH Loan were used to partially fund the acquisition of PWI and to fully repay the prior outstanding loan at KWH, which occurred on December 1, 2020.  The 2020 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At September 30, 2024, the interest rate was 7.73%. The 2020 KWH Loan was to mature on December 1, 2025, prior to entering into the third amendment to the KWH Loan further discussed below.  The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan.

On February 28, 2023, KWH entered into a second amendment to the 2020 KWH Loan (the “KWH DDTL”) that provides for an additional delayed draw term loan in the principal amount of up to $10.0 million, with a maturity date of December 1, 2025. All or any portion of the KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time through February 27, 2024. The proceeds are evidenced by an intercompany loan and guarantee between KAI and KWH. The principal amount shall be repaid in quarterly installments in an amount equal to 3.75% of the original amount of the drawn DDTL. Proceeds from certain assets dispositions, as defined, may be required to be used to repay outstanding draws under the DDTL. The KWH DDTL also increases the senior cash flow leverage ratio maximum permissible for certain periods. During the first quarter of 2024, the Company borrowed $3.5 million under the KWH DDTL and $0.5 million under the KWH Revolver.

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

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the nine months ended September 30, 2024 since the original debt was fully repaid as part of the modification.

During the third quarter of 2024, $5.5 million was borrowed under the 2024 KWH DDTL and $1.0 million was drawn on the KWH Revolver.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The Company also recorded as a discount to the carrying value of the 2024 KWH Loan issuance costs of $0.1 million specifically related to the 2024 KWH Loan.  The 2020 KWH Loan and 2024 KWH Loan are carried in the consolidated balance sheets at amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair values of the 2020 KWH Loan, 2024 KWH Loan, 2024 KWH DDTL and KWH Revolver disclosed in the table above are derived from quoted market prices of BB and BB minus rated industrial bonds (2020 KWH Loan) and B and BB minus rated industrial bonds (2024 KWH Loan) with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

Of the $0.1 million increase in fair value of the Company's subordinated debt between December 31, 2023 and September 30, 2024, less than $0.1 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's unaudited consolidated statements of comprehensive loss and less than $0.1 million is reported as loss on change in fair value of debt in the Company's unaudited consolidated statement of operations.

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 10, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the unaudited consolidated statement of operations for the nine months ended  September 30, 2023.  At September 30, 2024, the Company has $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

The unaudited consolidated statements of comprehensive loss for the nine months ended  September 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

During the third quarter of 2018, the Company gave notice to its Trust Preferred trustees of its intention to exercise its voluntary right to defer interest payments for up to 20 quarters, pursuant to the contractual terms of its outstanding Trust Preferred indentures, which permit interest deferral. This action did not constitute a default under the Company's Trust Preferred indentures or any of its other debt indentures. In order to execute the TruPs repurchases described above, on March 13, 2023, the Company paid $5.0 million to the remaining Trust Preferred trustee to be used by the trustee to pay the interest which the Company had been deferring since the third quarter of 2018.

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$140	$108	$423	$347
Variable lease cost	61	52	198	132
Short-term lease cost	24	47	74	135

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The annual maturities of lease liabilities as of September 30, 2024 were as follows:

(in thousands)	Lease Commitments
2024	$168
2025	684
2026	594
2027	440
2028	172
2029 and thereafter	47
Total undiscounted lease payments	2,105
Imputed interest	206
Total lease liabilities	$1,899

The weighted-average remaining lease term for our operating leases was 3.34 years as of September 30, 2024. The weighted-average discount rate of our operating leases was 5.86% as of September 30, 2024. Cash paid for amounts included in the measurement of lease liabilities was $0.4 million and $0.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following table disaggregates revenues from contracts with customers by revenue type for the three and nine months ended September 30, 2024 and September 30, 2023:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$15,215	$14,897	$45,195	$44,766
Maintenance support service fees	Trinity	1,300	1,320	2,941	3,204
Warranty product commissions	Trinity	1,328	1,037	3,496	2,998
Business services consulting fees	Ravix and CSuite	4,026	4,508	12,958	15,138
Healthcare services fees	SNS and DDI	4,240	2,856	12,554	11,098
Software license and support fees	SPI	1,027	172	2,598	172
Service fee and commission revenue		$27,136	$24,790	$79,742	$77,376

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at September 30, 2024 and December 31, 2023 were $10.0 million and $10.1 million, respectively.  The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments, partially offset by an increase related to Image Solutions receivables which were acquired om September 26, 2024.

Service fee receivable is reported net of an estimated allowance for credit losses. During each of the three months ended  September 30, 2024 and  September 30, 2023, the Company recorded an increase to its allowance for credit losses of  $0.1 million ($0.2 million for each of the nine months ended September 30, 2024 and September 30, 2023, respectively). Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of zero and less than $0.1 million during the three months ended  September 30, 2024 and  September 30, 2023, respectively ($0.1 million and less than $0.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively).

Contract asset

The Company records a contract asset when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  The Company had no contract asset prior to the acquisition of SPI on September 7, 2023.  The contract asset is included in other assets in the consolidated balance sheets, and at September 30, 2024 and December 31, 2023 was $1.7 million.  During the nine months ended  September 30, 2024, the Company recorded additions to the contract asset of $0.8 million, reduced the contract asset by $0.4 million as a result of billings to customers and recorded a measurement period adjustment to decrease the contract asset related by $0.3 million (the latter as discussed in Note 5, "Acquisitions and Discontinued Operations").

The contract asset is reported net of an estimated allowance for credit losses. During the three and nine months ended  September 30, 2024, the Company recorded an increase to its allowance for credit losses of $0.2 million. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  The Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of zero and less than $0.1 million during the three and nine months ended  September 30, 2024.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations. Changes in deferred service fees for the nine months ended  September 30, 2024 were as follows:

(in thousands)	Nine Months Ended September 30, 2024
Balance, December 31, 2023	$83,995
Deferral of revenue	47,813
Recognition of deferred service fees	(47,150)
Balance, September 30, 2024	$84,658

The increase in deferred service fees between December 31, 2023 and September 30, 2024 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the nine months ended September 30, 2024.

Approximately $35.3 million and $32.9 million of service fee and commission revenue recognized during the nine months ended September 30, 2024 and September 30, 2023 was included in deferred service fees as of December 31, 2023 and December 31, 2022, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 47.0% of the outstanding performance obligations as of September 30, 2024.  The balance relates primarily to vehicle service agreement fees.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned. Amortization of incremental costs to obtain a contract and costs to fulfill a contract with a customer are recorded in commissions in the unaudited consolidated statements of operations.  No impairment charges related to deferred contract costs were recorded during the three and nine months ended September 30, 2024 and September 30, 2023.

The deferred contract costs balances and related amortization expense for the three months ended  September 30, 2024 and September 30, 2023 are comprised as follows:

(in thousands)	Three months ended September 30, 2024			Three months ended September 30, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at June 30, net	$13,912	$81	$13,993	$13,709	$83	$13,792
Additions	2,384	6	2,390	2,473	6	2,479
Amortization	(2,285)	(4)	(2,289)	(2,373)	(6)	(2,379)
Balance at September 30, net	$14,011	$83	$14,094	$13,809	$83	$13,892

The deferred contract costs balances and related amortization expense for the nine months ended  September 30, 2024 and September 30, 2023 are comprised as follows:

(in thousands)	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at December 31, net	$13,653	$81	$13,734	$13,174	$83	$13,257
Additions	7,267	19	7,286	7,293	19	7,312
Amortization	(6,909)	(17)	(6,926)	(6,658)	(19)	(6,677)
Balance at September 30, net	$14,011	$83	$14,094	$13,809	$83	$13,892

NOTE 14 INCOME TAXES

Income tax expense (benefit) for the three and nine months ended September 30, 2024 and September 30, 2023 varies from the amount that would result by applying the applicable U.S. federal corporate income tax rate of 21% to (loss) income from continuing operations before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income tax (benefit) expense at U. S. statutory income tax rate	$(453)	$(187)	$(1,352)	$5,456
Valuation allowance	358	(212)	1,450	(5,876)
Compensation	195	166	117	232
Investment income	(96)	(54)	(134)	29
State income tax	38	80	210	690
Indefinite life intangibles	(27)	59	(161)	198
Disposition of subsidiary	—	18	—	18
Contingent consideration	—	—	57	14
Other	6	28	22	49
Income tax expense (benefit)	$21	$(102)	$209	$810

The Company maintains a valuation allowance for its gross deferred tax assets at September 30, 2024 and December 31, 2023. The Company's operations have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its September 30, 2024 and December 31, 2023 net deferred tax asset, excluding the deferred income tax liability amounts set forth in the paragraph below which were determined to not reverse and offset existing deferred tax assets.

The Company carries net deferred income tax liabilities of $4.7 million and $5.0 million at September 30, 2024 and December 31, 2023, respectively, that consists of:

•	$3.9 million and $4.1 million of deferred income tax liabilities related to indefinite lived intangible assets; and
•	$0.8 million and $0.9 million of deferred state income tax liabilities.

As of September 30, 2024 and December 31, 2023, the Company carried a liability for unrecognized tax benefits of zero. The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense.  The Company recorded income tax expense of zero related to interest and penalty accruals for the three and nine months ended  September 30, 2024 and  September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

NOTE 15 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the three and nine months ended September 30, 2024 and September 30, 2023:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
(Loss) income from continuing operations	$(2,176)	$(797)	$(6,644)	$25,158
Less: net income from continuing operations attributable to noncontrolling interests	(491)	(351)	(825)	(121)
Less: dividends on preferred stock	(13)	—	(13)	(74)
Numerator used in calculating basic (loss) earnings per share from continuing operations attributable to common shareholders	$(2,680)	$(1,148)	$(7,482)	$24,963
Adjustment to add-back dividends on preferred stock	—	—	—	74
Adjustment for proportionate interest in Ravix and SNS earnings attributable to common stock	—	—	—	(77)
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(2,680)	$(1,148)	$(7,482)	$24,960
(Loss) income from discontinued operations	(135)	122	(181)	339
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(2,815)	$(1,026)	$(7,663)	$25,299

Denominator:
Weighted-average basic shares
Weighted-average common shares outstanding	27,197	26,239	27,213	25,206
Weighted-average diluted shares
Weighted-average common shares outstanding	27,197	26,239	27,213	25,206
Effect of potentially dilutive securities (a)
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	735
Convertible preferred stock	—	—	—	—
Total weighted-average diluted shares	27,197	26,239	27,213	25,941
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.10)	$(0.04)	$(0.27)	$0.99
Discontinued operations	$—	$0.00	$(0.01)	$0.01
Basic (loss) earnings per share - net (loss) income attributable to common shareholders:	$(0.10)	$(0.04)	$(0.28)	$1.00
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.10)	$(0.04)	$(0.27)	$0.96
Discontinued operations	$—	$0.00	$(0.01)	$0.01
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.10)	$(0.04)	$(0.28)	$0.97

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method. Because the Company is reporting a loss from continuing operations attributable to common shareholders for the three and nine months ended  September 30, 2024 and the three months ended  September 30, 2023, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The following weighted-average potentially dilutive securities are not included in the dilut ed (loss) earnings  per share calculations above because they would have had an antidilutive effect on the (loss)  earnings   per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	265,000	—	265,000	—
Unvested restricted stock awards	448,964	1,046,947	448,964	—
Convertible preferred stock	868,421	—	868,421	—
Total	1,582,385	1,046,947	1,582,385	—

NOTE 16 STOCK-BASED COMPENSATION

(a)     Restricted Stock Awards of the Company

Under the 2013 Equity Incentive Plan, the Company granted 500,000 restricted common stock awards to an officer on  September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award fully vested on March 28, 2024. The 2018 Restricted Stock Award was amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at September 30, 2024 was zero.

Under the 2020 Equity Incentive Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the nine months ended  September 30, 2024, 100,000 shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at September 30, 2024 was $2.0 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") for the nine months ended September 30, 2024:

	Number of	Weighted-Average
	Restricted	Grant Date Fair
	Stock Awards	Value (per Share)
Unvested at December 31, 2023	1,027,658	$5.22
Granted	21,306	8.39
Vested	(335,064)	5.55
Vested and settled for tax withholding	(264,936)	5.55
Unvested at September 30, 2024	448,964	$4.93

The unvested balance at September 30, 2024 in the table above is comprised of 448,964 shares of the 2020 Restricted Stock Awards and zero shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.2 million for each of the three months ended September 30, 2024 and September 30, 2023 ($0.6 million and $0.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively).

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

During the nine months ended September 30, 2024, 15,625 units of the 2021 Ravix RUA became fully vested.  At September 30, 2024 and December 31, 2023, there were 54,903 and 70,528 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  September 30, 2024 was $0.1 million.

Stock-based compensation expense related to the 2021 Ravix RUA was less than $0.1 million for each of the three months ended September 30, 2024 and September 30, 2023 ($0.1 million for each of the nine months ended September 30, 2024 and September 30, 2023, respectively).

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

During the nine months ended September 30, 2024, 4,688 units of the SNS RUA vested.  At September 30, 2024 and  December 31, 2023, there were 38,542 and 43,229 unvested units, respectively, of the SNS RUA with a weighted-average grant date fair value of $5.74 and $5.84 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  September 30, 2024 was $0.2 million.

Stock-based compensation expense related to the SNS RUA was less than $0.1 million for each of the three months ended September 30, 2024 and September 30, 2023 ($0.1 million for each of the nine months ended September 30, 2024 and September 30, 2023).

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

During the nine months ended September 30, 2024, 20,833 units of the SPI RUA vested.  At September 30, 2024 and  December 31, 2023, there were 94,833 and 115,667 unvested units, respectively, of the SPI RUA with a weighted-average grant date fair value of $1.09 and $1.11 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SPI RUA at  September 30, 2024 was $0.1million.

Stock-based compensation expense related to the SPI RUA was less than $0.1 million and $0.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively (less than $0.1 million and $0.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively).

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

During the nine months ended September 30, 2024, no units of the DDI RUA vested. At  September 30, 2024 and  December 31, 2023, there were 115,667 unvested units of the DDI RUA with a weighted-average grant date fair value of $4.16 per Class B common unit. Total unamortized compensation expense related to unvested DDI RUA at  September 30, 2024 was $0.4 million.

Stock-based compensation expense related to the DDI RUA was less than $0.1 million and zero for the three months ended September 30, 2024 and September 30, 2023, respectively ($0.1 million and zero for the nine months ended September 30, 2024 and September 30, 2023, respectively).

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

(f)     Restricted Common Unit Awards of Image Solutions

SB LLC granted 199,000 restricted Class B common unit awards to an officer of Image Solutions pursuant to an agreement dated September 26, 2024 ("IS RUA"). The IS RUA vests based on service and the achievement of criteria based on the IRR of Image Solutions.

The grant-date fair value of the IS RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 51% and risk-free interest rate of 3.72%.

On September 26, 2024, 83,333 units, representing one half of the service condition for the IS RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At  September 30, 2024, there were 115,667 unvested units of the IS RUA with a weighted-average grant date fair value of  $6.12 per Class B common unit. Total unamortized compensation expense related to unvested IS RUA at  September 30, 2024 was  $0.7  million.

Stock-based compensation expense related to the IS RUA was  $0.6 million  for each of the three months and  nine  months ended September 30, 2024.

(g)     Stock Options

Under the 2020 Equity Incentive Plan, the Company granted 265,000 stock options awards to certain employees of the Company during the second quarter of 2024 (the "Stock Options"). The Stock Options vest and become exercisable ratably over a five-year period and expire ten years after the date of grant. The Stock Options are amortized on a straight-line basis over the exercise period.

The following table summarizes the stock option activity during the nine months ended September 30, 2024:

(in thousands, except per share data)
			Weighted-Average
	Number of		Remaining
	Options	Weighted-Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at December 31, 2023	—	$—	—	$—
Granted	265,000	10.00
Outstanding at September 30, 2024	265,000	$10.00	9.7	$—
Exercisable at September 30, 2024	—	$—	9.7	$—

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2024 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the September 30, 2024 market price exceeds the exercise price.

Stock-based compensation expense related to the Stock Options was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively.  Total unamortized compensation expense related to unvested Stock Options at September 30, 2024 was $0.9 million.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30,
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

NOTE 17 REDEEMABLE CLASS B PREFERRED STOCK

Following approval by the Company's Board of Directors, on September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of a new series of Class B Preferred Stock, par value $0.01 per share ("Class B Preferred Stock") for a purchase price of $25.00 per share.  The Class B Preferred Stock ranks senior to the Company's common shares.  There were 330,000 shares of Class B Preferred Stock outstanding at  September 30, 2024.

Each share of Class B Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to September 24, 2031. Subject to certain adjustments set forth in the certificate of designations for the Class B Preferred Stock, a copy of which is attached hereto as Exhibit 3.1 and incorporated by reference, the maximum number of common shares issuable upon conversion of the Class B Preferred Stock is 868,421 common shares.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The holders of Class B Preferred Stock will not be entitled to receive notice of or to attend any meeting of the shareholders of the Company and will not be entitled to vote at any such meeting. The holders of the Class B Preferred Stock are entitled to receive fixed, cumulative, preferential cash dividends at a rate of 8% per share of Class B Preferred Stock per year, payable in equal quarterly installments if declared by the Board of Directors of the Company. Dividends on outstanding shares of Class B Preferred Stock will accrue from day to day commencing on the date of issuance of each such share of Class B Preferred Stock.  The cash dividend rate will increase to 18% per share of Class B Preferred Stock if the dividend is not paid and accumulates for a period greater than two consecutive quarters from the date of the most recent dividend payment. The Company will redeem any Class B Preferred Stock not previously converted into common shares, and which remain outstanding on September 24, 2031, for the price of $25.00 per share of Class B Preferred Stock, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption.

The Company shall have the option to redeem 25% of the Class B Preferred Stock it has issued following a sale of assets representing more than 15% of the Company’s consolidated revenues in the prior 12 month period at a price equal to the amount that would yield a total internal rate of return of 15% on the subscription price paid to the Company for the purchase of shares of Class B Preferred Stock submitted for redemption.

At September 30, 2024, accrued dividends declared of less than $0.1 million were included in accrued expenses and other liabilities in the consolidated balance sheet. The redemption amount of the Class B Preferred Stock was $8.3 million at  September 30, 2024.

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. As described above, the holder has the option to convert the Class B Preferred Stock at any time; however, if not converted, they are required to be redeemed on September 24, 2031.   As such, the Class B Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets.

NOTE 18 Shareholders' Equity

The Company previously had redeemable Class A Preferred Shares outstanding. During the nine months ended  September 30, 2023, 149,733 Class A Preferred Shares were converted into 935,831 common shares.  As a result, during the nine months ended  September 30, 2023, $6.1 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet.  There are no Class A Preferred Shares outstanding at September 30, 2024 and  December 31, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024.  On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025.  The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the three and nine months ended  September 30, 2024, the Company repurchased 194,300 and 312,850 shares, respectively, of common stock for an aggregate purchase price of approximately $1.5 million and $2.5 million, respectively, including fees and commissions.  During the three and nine months ended  September 30, 2023, the Company repurchased, in the aggregate, 628,587 and 1,193,557 shares, respectively, of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $2.8 million and $4.8 million, respectively, including fees and commissions.  The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding as of September 30, 2024.

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

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below detail the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2024 and September 30, 2023 as relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)	Three months ended September 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at June 30, 2024	$(1,590)	$(3,286)	$3,350	$(1,526)

Other comprehensive income (loss) arising during the period	887	—	(46)	841
Amounts reclassified from accumulated other comprehensive loss	(48)	—	—	(48)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	810	—	(46)	764

Balance at September 30, 2024	$(780)	$(3,286)	$3,304	$(762)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

(in thousands)	Three months ended September 30, 2023
	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at June 30, 2023	$(2,326)	$(3,286)	$4,354	$(1,258)

Other comprehensive (loss) income arising during the period	(30)	—	84	54
Amounts reclassified from accumulated other comprehensive loss	(66)	—	—	(66)
Net current-period other comprehensive (loss) income	(96)	—	84	(12)

Balance at September 30, 2023	$(2,422)	$(3,286)	$4,438	$(1,270)

(in thousands)	Nine months ended September 30, 2024
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Loss

Balance at January 1, 2024	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	935	—	(38)	897
Amounts reclassified from accumulated other comprehensive loss	(90)	—	—	(90)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income	816	—	(38)	778

Balance at September 30, 2024	$(780)	$(3,286)	$3,304	$(762)

(in thousands)	Nine months ended September 30, 2023
	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Change in Fair Value of Debt Attributable to Instrument-Specific Credit Risk	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2023	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	164	—	(740)	(576)
Amounts reclassified from accumulated other comprehensive income (loss)	(122)	—	(27,177)	(27,299)
Net current-period other comprehensive income (loss)	42	—	(27,917)	(27,875)

Balance at September 30, 2023	$(2,422)	$(3,286)	$4,438	$(1,270)

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

It should be noted that the unaudited consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the three and nine months ended September 30, 2024 and September 30, 2023 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$48	$66	$90	$122
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
(Loss) gain on extinguishment of debt	—	—	—	27,177
(Loss) income from continuing operations before income tax expense (benefit)	48	66	90	27,299
Income tax expense (benefit)	—	—	—	—
(Loss) income from continuing operations, net of taxes	48	66	90	27,299
Income from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$48	$66	$90	$27,299

As further discussed in Note 11, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The unaudited consolidated statements of comprehensive loss for the nine months ended  September 30, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 47 and 34 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Kingsway Search Xcelerator Segment

Kingsway Search Xcelerator includes the Company's subsidiaries CSuite, Ravix, SNS, SPI, DDI and Image Solutions.

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

SPI provides software products created exclusively to serve the management needs of all types of shared-ownership properties throughout the United States, Europe, Asia, Mexico and the Caribbean.

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care ("LTAC") and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 39 states.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.  Since Image Solutions was acquired on September 26, 2024, the consolidated statement of operations for the three and nine months ended September 30, 2024, does not include any revenue, expenses or earnings of Image Solutions, as such items are insignificant.

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

Revenues by reportable segment reconciled to consolidated revenues for the three and nine months ended September 30, 2024 and September 30, 2023 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Service fee and commission revenue - Extended Warranty	$17,843	$17,254	$51,633	$50,968
Service fee and commission revenue - Kingsway Search Xcelerator	9,293	7,536	28,109	26,408
Total revenues	$27,136	$24,790	$79,742	$77,376

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the three and nine months ended September 30, 2024 and September 30, 2023 were:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Segment operating income:
Extended Warranty	$1,704	$1,778	$4,024	$4,602
Kingsway Search Xcelerator	1,144	1,003	3,928	4,196
Total segment operating income	2,848	2,781	7,952	8,798
Net investment income	403	351	1,037	1,419
Net realized gains	958	206	1,359	539
Net gain (loss) on equity investments	—	592	(3)	3,374
Gain on change in fair value of limited liability investments, at fair value	95	320	173	194
Net change in unrealized gain on private company investments	—	63	—	63
Impairment losses on investments	—	(71)	—	(166)
Loss on change in fair value of derivative asset option contracts	—	—	—	(1,366)
Interest expense	(1,173)	(1,061)	(3,480)	(5,119)
Other revenue and expenses not allocated to segments, net	(3,290)	(2,833)	(7,116)	(9,279)
Amortization of intangible assets	(1,437)	(1,424)	(4,308)	(4,252)
Impairment of intangible assets	(640)	—	(1,841)	—
Gain (loss) on change in fair value of debt	81	(165)	(48)	(195)
Gain on disposal of subsidiary	—	342	—	342
(Loss) gain on extinguishment of debt	—	—	(160)	31,616
(Loss) income from continuing operations before income tax expense (benefit)	(2,155)	(899)	(6,435)	25,968
Income tax expense (benefit)	21	(102)	209	810
(Loss) income from continuing operations	$(2,176)	$(797)	$(6,644)	$25,158

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

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

•

The fair value of Ravix's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which  may result in up to $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  The estimated fair value of the Ravix contingent consideration liability at September 30, 2024 and December 31, 2023 was $3.4 million and $3.1 million, respectively.

•

The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which  may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025.  Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term.  The estimated fair value of the CSuite contingent consideration liability at September 30, 2024 and December 31, 2023 was zero.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 are as follows.

(in thousands)	September 30, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,767	$—	$12,767	$—
States, municipalities and political subdivisions	2,790	—	2,790	—
Mortgage-backed	9,747	—	9,747	—
Asset-backed	1,314	—	1,314	—
Corporate	10,238	—	10,238	—
Total fixed maturities	36,856	—	36,856	—
Limited liability investment, at fair value	2,691	—	—	2,691
Total assets	$39,547	$—	$36,856	$2,691

Liabilities:
Subordinated debt	$13,681	$—	$13,681	$—
Contingent consideration	3,375	—	—	3,375
Total liabilities	$17,056	$—	$13,681	$3,375

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

(in thousands)	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,997	$—	$12,997	$—
States municipalities and political subdivisions	2,783	—	2,783	—
Mortgage-backed	9,253	—	9,253	—
Asset-backed	1,210	—	1,210	—
Corporate	10,230	—	10,230	—
Total fixed maturities	36,473	—	36,473	—
Equity investments	79	79	—	—
Limited liability investment, at fair value	3,496	—	—	3,496
Derivative contract - interest rate swap	49	—	49	—
Total assets	$40,097	$79	$36,522	$3,496

Liabilities:
Subordinated debt	$13,594	$—	$13,594	$—
Contingent consideration	3,105	—	—	3,105
Total liabilities	$16,699	$—	$13,594	$3,105

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2024 and September 30, 2023:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Assets:
Limited liability investments, at fair value:
Beginning balance	$2,908	$3,688	$3,496	$3,196
Contributions	—	—	—	35
Distributions received	(1,186)	(600)	(2,238)	(802)
Realized gains included in net (loss) income	874	191	1,260	407
Change in fair value of limited liability investments, at fair value included in net (loss) income	95	320	173	763
Ending balance	$2,691	$3,599	$2,691	$3,599
Unrealized losses (gains) on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$95	$320	$173	$763
Included in other comprehensive income (loss)	$—	$—	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$—	$—	$19,034
Exercise of options included in net (loss) income	—	—	—	(17,668)
Change in fair value of derivative assets included in net (loss) income	—	—	—	(1,366)
Ending balance	$—	$—	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$—	$—	$(1,366)
Included in other comprehensive income (loss)	—	—	—	—
Ending balance - assets	$2,691	$3,599	$2,691	$3,599
Liabilities:
Contingent consideration:
Beginning balance	$3,375	$3,283	$3,105	$3,218
Change in fair value of contingent consideration included in net (loss) income	—	—	270	65
Ending balance	$3,375	$3,283	$3,375	$3,283
Unrealized gains recognized on contingent consideration liability held at end of period:
Included in net (loss) income	$—	$—	$270	$65
Included in other comprehensive income (loss)	$—	$—	$—	$—
Ending balance - liabilities	$3,375	$3,283	$3,375	$3,283

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's financial assets and liabilities that are categorized as Level 3 at September 30, 2024:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$2,691	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$3,375	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.00%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the three and nine months ended September 30, 2024, the Company did not record any adjustments to the fair value of its investments in private companies for observable price changes.  For the three and nine months ended September 30, 2023, the Company recorded  adjustments to increase the fair value of certain investments in private companies for observable price changes of $0.1 million, which are included in net change in unrealized gain on private company investments in the unaudited consolidated statements of operations.  The Company did not record any impairments related to investments in private companies for the three and nine months ended September 30, 2024 and September 30, 2023. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Intangible Assets" for further information regarding the process of determining the fair value of indefinite-lived intangible assets and the impairment charges recorded for the three and nine months ended September 30, 2024.

As further discussed in Note 5, "Acquisitions and Discontinued Operations," the Company acquired Image Solutions on September 26, 2024 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Image Solutions were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for these Level 3 measurements:

	Fair Value
Categories	(in thousands)	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$11,100	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	2.0%
			Discount rate	25.0%
Trade name	$1,500	Relief from royalty	Royalty rate	2.0%
			Discount rate	25.0%

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

Argo Management Group, LLC

The Company acquired Argo Management Group, LLC ("Argo Management") in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At  September 30, 2024 and December 31, 2023, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the nine months ended September 30, 2024 and the year ended  December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC. Notes to Consolidated Financial Statements (Unaudited) September 30, 2024

Private Placement

As further described in Note 17, " Redeemable Class B Preferred Stock," on September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of Class B Preferred Stock. The Company's Chief Executive Officer and President, certain members of the Company's Board of Directors and members of the KSX Advisory Board invested a total of $5.0 million in the private placement transaction.

VA Lafayette

On August 16 2024, the Company closed on the sale of 100% of the membership interests in VA Lafayette to a third-party, who subsequently invested in the Company's private placement transaction that closed on  September 24, 2024 and is a current holder of the Company’s Class B Preferred Stock (refer to Note 5, "Acquisitions and Discontinued Operations," for further detail of the sale of VA Lafayette and Note 17, "Redeemable Class B Preferred Stock," for further detail of the private placement).  The Company determined the sale was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions, and given the fact that the terms of the sale were negotiated before the private placement was contemplated.

NOTE 23 COMMITMENTS AND CONTINGENCIES

(a)    Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2023, the Company made reimbursement payments to Aegis totaling $1.5 million in connection with the Settlement Agreement. During the three months ended  September 30, 2024 and  September 30, 2023, the Company made reimbursement payments to Aegis of $0.2 million and $0.1 million, respectively ($0.2 million for each of the nine months ended September 30, 2024 and  September 30, 2023), in connection with the Settlement Agreement, which is included in general and administrative expenses in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2024 and  September 30, 2023. The remaining maximum reimbursement amount is $3.1 million as of September 30, 2024.  The ultimate amount incurred under these agreements was not reasonably determinable at September 30, 2024, and no liability has been recorded in the unaudited consolidated interim financial statements at September 30, 2024.

(b) Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at September 30, 2024 and December 31, 2023, were on deposit with state regulatory authorities.

The Company also has restricted cash of $8.6 million and $8.4 million at September 30, 2024 and December 31, 2023, respectively. Included in restricted cash are:

•	$7.7 million at September 30, 2024 and December 31, 2023, held as deposits by IWS, Geminus, PWI, Ravix, CSuite and SPI;
•	$0.2 million at September 30, 2024 and December 31, 2023, on deposit with state regulatory authorities; and
•

$0.8 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

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

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 47 and 34 states, respectively, via independent used car dealerships and franchised car dealerships.

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

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Imaging, Inc. ("DDI") and Image Solutions, LLC ("Image Solutions").  Throughout Management's Discussion and Analysis, the term the term "Kingsway Search Xcelerator" is used to refer to this segment.

CSuite is a professional services firm that provides experienced chief financial officer and other finance professionals to its clients through a variety of flexible offerings. These offerings include project and interim staffing engagements, and contingent search services for permanent placements for its clients throughout the United States.

KINGSWAY FINANCIAL SERVICES INC.

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 39 states.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.  Since Image Solutions was acquired on September 26, 2024, the consolidated statement of operations for the three and nine months ended September 30, 2024, does not include any revenue, expenses or earnings of Image Solutions, as such items are immaterial.

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

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses are presented in the unaudited consolidated statements of operations, but are not subtotaled by segment; however, this information is available in total and by segment in Note 20, "Segmented Information," to the unaudited consolidated interim financial statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is (loss) income from continuing operations before income tax expense (benefit) that, in addition to segment operating income, includes net investment income, net realized gains, net gain (loss) on equity investments, gain on change in fair value of limited liability investments, at fair value, net change in unrealized gains on private company investments, impairment losses on investments, loss on change in fair value of derivative asset option contracts, interest expense, other revenue and expenses not allocated to segments, net, amortization of intangible assets, impairment of intangible assets, gain (loss) on change in fair value of debt, gain on disposal of subsidiary and (loss) gain on extinguishment of debt. A reconciliation of total segment operating income to (loss) income from continuing operations before income tax expense (benefit) for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below in Table 1 of the "Results of Continuing Operations" section of Management's Discussion and Analysis.

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

KINGSWAY FINANCIAL SERVICES INC.

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the three and nine months ended September 30, 2024 and September 30, 2023 is presented in Table 1 below:

Table 1 Segment Operating Income

(in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Segment operating income:
Extended Warranty	$1,704	$1,778	$(74)	$4,024	$4,602	$(578)
Kingsway Search Xcelerator	1,144	1,003	141	3,928	4,196	(268)
Total segment operating income	2,848	2,781	67	7,952	8,798	(846)
Net investment income	403	351	52	1,037	1,419	(382)
Net realized gains	958	206	752	1,359	539	820
Net gain (loss) on equity investments	—	592	(592)	(3)	3,374	(3,377)
Gain on change in fair value of limited liability investments, at fair value	95	320	(225)	173	194	(21)
Net change in unrealized gain on private company investments	—	63	(63)	—	63	(63)
Impairment losses on investments	—	(71)	71	—	(166)	166
Loss on change in fair value of derivative asset option contracts	—	—	—	—	(1,366)	1,366
Interest expense	(1,173)	(1,061)	(112)	(3,480)	(5,119)	1,639
Other revenue and expenses not allocated to segments, net	(3,290)	(2,833)	(457)	(7,116)	(9,279)	2,163
Amortization of intangible assets	(1,437)	(1,424)	(13)	(4,308)	(4,252)	(56)
Impairment of intangible assets	(640)	—	(640)	(1,841)	—	(1,841)
Gain (loss) on change in fair value of debt	81	(165)	246	(48)	(195)	147
Gain on disposal of subsidiary	—	342	(342)	—	342	(342)
(Loss) gain on extinguishment of debt	—	—	—	(160)	31,616	(31,776)
(Loss) income from continuing operations before income tax expense (benefit)	(2,155)	(899)	(1,256)	(6,435)	25,968	(32,403)
Income tax expense (benefit)	21	(102)	123	209	810	(601)
(Loss) income from continuing operations	(2,176)	(797)	(1,379)	(6,644)	25,158	(31,802)
Income from discontinued operations, net of taxes	81	122	(41)	439	339	100
Loss on disposal of disposal of discontinued operations, net of taxes	(216)	—	(216)	(620)	—	(620)
Net (loss) income	$(2,311)	$(675)	$(1,636)	$(6,825)	$25,497	$(32,322)

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

In the third quarter of 2024, we reported segment operating income of $2.8 million, an increase of $0.1 million from the same period in 2023 ($8.0 million year to date, a decrease of $0.8 million compared to prior year to date).

In the third quarter of 2024, we reported loss from continuing operations of $2.2 million compared to $0.8 million in the third quarter of 2023. For the nine months ended September 30, 2024, we reported loss from continuing operations of $6.6 million compared to income from continuing operations of $25.2 million for the nine months ended September 30, 2023.

In the third quarter of 2024, we reported a net loss of $2.3 million compared to $0.7 million in the third quarter of 2023 (net loss of $6.8 million year to date compared to net income of  $25.5 million prior year to date).

The discussion below highlights the key drivers of the current and prior year results.

KINGSWAY FINANCIAL SERVICES INC.

Extended Warranty

The Extended Warranty service fee and commission revenue was $17.8 million for the three months ended September 30, 2024 compared with $17.3 million for the three months ended September 30, 2023 ($51.6 million year to date compared to $51.0 million prior year to date).  Service fee and commission revenue was impacted by the following for the three and nine months ended September 30, 2024:

•	A $0.3 million increase at Trinity for the three months ended September 30, 2024 (an increase of $0.2 million year to date), primarily driven by an increase in the sale of warranty products;
•

A $0.2 million increase at IWS for the three months ended September 30, 2024 (an increase of  less than $0.1 million year to date).  IWS sells a substantial amount of VSAs for new automobiles but, more importantly, its products are distributed through credit unions at the point of vehicle financing, which has been less impacted by the current macro-economic conditions.  Cash sales were up 9.4% and 6.8% over the prior year for the three and nine months ended September 30, 2024, respectively, while the number of contracts sold were up 8.7% and 3.9% over the prior year for the same periods, respectively;

•

A $0.1 million increase at Geminus for the three and nine months ended September 30, 2024; Cash sales were up 1.9% but down 3.1% over the prior year for the three and nine months ended September 30, 2024, respectively, while the number of contracts sold were up 16.2% and 9.3% over the prior year for the same periods, respectively; and

•

A less than $0.1 million decrease at PWI for the three months ended September 30, 2024 (an increase of $0.3 million year to date); Cash sales were up 1.1% but down 2.2% over the prior year for the three and nine months ended September 30, 2024, respectively, while the number of contracts sold were down 7.5% and 3.6% over the prior year for the same periods, respectively.

The Extended Warranty operating income was $1.7 million for the three months ended September 30, 2024 compared with $1.8 million for the three months ended September 30, 2023 ($4.0 million year to date compared to $4.6 million prior year to date).  Total claims expense increased 7.9% and 7.7% for the three and nine months ended September 30, 2024, respectively; however, this is lower than the prior year increase in claims expense of 11.8% and 10.6% for the three and nine months ended September 30, 2023, respectively.

Operating income was also impacted by the following:

•

A $0.2 million increase at Trinity to $0.5 million for the three months ended September 30, 2024 (an increase of $0.2 million year to date to $1.0 million), primarily due to increased revenue from warranty products for the quarter and year to date, which yields a higher margin;

•

A less than $0.1 million increase at Geminus to $0.2 million for the three months ended September 30, 2024 (an increase of $0.1 million year to date to $0.4 million) as an increase in revenue and a decrease in general expenses for the quarter and year to date were nearly offset by increased claims expense;

•

A $0.2 million decrease at PWI to $0.2 million for the three months ended September 30, 2024 (a decrease of $0.5 million year to date to $0.6 million). The operating income for the three months ended September 30, 2024 was impacted by higher dealer profit sharing expense, while gross profit was essentially flat. The operating income for the nine months ended September 30, 2024 was impacted by higher claims expense and commission expense, which more than offset the benefits from lower general and administrative expenses and increased revenue; and

•

A $0.1 million decrease at IWS to $0.8 million for the three months ended September 30, 2024 (a decrease of $0.3 million year to date to $2.1 million).  The operating income for the three months ended September 30, 2024 was impacted by higher claims and commission expense, which more than offset the benefits from increased revenue.  The operating income for the nine months ended September 30, 2024 was impacted by higher commission expense and slightly higher general and administrative expenses; revenue and claims expense was essentially flat.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $9.3 million for the three months ended September 30, 2024 compared to $7.5 million for the three months ended September 30, 2023 (an increase to $28.1 million year to date compared to $26.4 million prior year to date). Kingsway Search Xcelerator operating income was $1.1 million for the three months ended September 30, 2024 compared to $1.0 million for the three months ended September 30, 2023 ($3.9 million year to date compared to $4.2 million prior year to date). Revenue and operating income were primarily impacted by the following:

•

Ravix operating income decreased $0.1 million to $0.7 million for the three months ended September 30, 2024 (a decrease of less than $0.1 million year to date to $2.6 million), primarily due to decreased revenue, partially offset by a decrease in costs of services sold for the quarter and year to date, while gross margin for the quarter and year-to-date have improved slightly over prior year;

•

SNS operating income decreased by less than $0.1 million to $0.2 million for the three months ended September 30, 2024 (a decrease of $0.9 million year to date to $0.5 million).  The operating income for the nine months ended September 30, 2024 was primarily due to a decrease in revenue, partially offset by lower cost of sales; however, the number of travel shifts continues to improve and the number of travel nurses on assignment has more than doubled from the beginning of the year;

•

CSuite operating loss was near zero for the three and nine months ended September 30, 2024 (a slight improvement over prior year for the quarter and down $0.2 million year to date).  Decreases in revenue, partially offset by lower cost of sales and general and administrative expenses impacted quarter and year to date; and

•

The revenue and operating income derived from SPI and DDI, which were acquired September 7, 2023 and October 26, 2023, respectively. SPI and DDI had combined revenue and operating income of $2.4 million and $0.3 million, respectively, during the three months ended September 30, 2024 ($6.7 million and $0.9 million, respectively, for the nine months ended September 30, 2024).

KINGSWAY FINANCIAL SERVICES INC.

Net Investment Income

Net investment income was $0.4 million in the third quarter of 2024 and 2023 ($1.0 million year to date compared to $1.4 million prior year to date).  The decrease in investment income for the nine months ended September 30, 2024 primarily relates to less income from cash equivalents, as a result of a decrease in the cash equivalents balance (in the first quarter of 2023 the Company was holding cash that was used to repurchase some of its subordinated debt) and more equity pick-up loss related to limited liability investments.  These decreases were partially offset by an increase in investment income from fixed maturities and interest income related to the significant financing component for certain SPI contracts.

Net Realized Gains

Net realized gains were $1.0 million in the third quarter of 2024 compared to $0.2 million in the third quarter of 2023 ($1.4 million year to date compared to $0.5 million prior year to date).  The net realized gains for the three and nine months ended September 30, 2024 primarily relate to realized gains recognized by Argo Holdings Fund I, LLC ("Argo Holdings") and a net realized gain related to the sale of one of the private company investments.  The net realized gains for the three months ended September 30, 2023 primarily relate to realized gains recognized by Argo Holdings.  The net realized gains for the nine months ended September 30, 2023 primarily relate to realized gains recognized by Argo Holdings and net realized gains on sales of limited liability investments.

Net Gain (Loss) on Equity Investments

Net gain on equity investments was zero in the third quarter of 2024 compared to $0.6 million in the third quarter of 2023 (net loss of less than $0.1 million year to date compared to a net gain of $3.4 million prior year to date). The net gain for the three and nine months ended September 30, 2023 relates to the Company's former investment in Limbach.  Prior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants. During the third quarter of 2023, the Company sold all of its investment in Limbach.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.1 million in the third quarter of 2024 compared to $0.3 million in the third quarter of 2023 ($0.2 million for each of the year to date and prior year to date).

The gain for the three months and nine months ended September 30, 2024 and the three months ended September 30, 2023 represents an increase in fair value related to Argo Holdings.  The gain for the nine months ended September 30, 2023 represents an increase in fair value related to Argo Holdings, partially offset by a decrease in fair value related to Net Lease.  During the second quarter of 2023, the Company recorded the sale of Net Lease's final investment property.

Loss on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was zero for the three months ended September 30, 2024 and September 30, 2023 (zeroyear to date compared to $1.4 million prior year to date).  The derivative contract related to three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.

Refer to Note 10, "Derivatives," to the unaudited consolidated interim financial statements, for further information on the option agreements.

Interest Expense

Interest expense for the third quarter of 2024 was $1.2 million compared to $1.1 million in the third quarter of 2023 ($3.5 million year to date compared to $5.1 million prior year to date). Interest expense was impacted by the following for the three and nine months ended September 30, 2024:

•

A decrease of less than $0.1 million on the Company’s subordinated debt (decrease of $1.9 million year to date). On March 22, 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million. As a result, the interest expense for the three and nine months ended September 30, 2024 and the third quarter of 2023 relates only to the one remaining TruPs debt instrument outstanding.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•	A decrease of less than $0.1 million for the three months ended September 30, 2024 (decrease of $0.1 million year to date) related to the 2022 Ravix Loan, which has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.75%);
•	A decrease of less than $0.1 million for the three months ended September 30, 2024 (decrease of $0.1 million year to date) related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.50%);
•

An increase of $0.1 million for each of the three and nine months ended September 30, 2024 related to the 2020 KWH Loan.  During the first quarter of 2024, KWH borrowed $3.5 million under the KWH DDTL and an additional $0.5 million under the KWH Revolver. Also during the first quarter of 2024, the KWH swap expired.  During the second quarter of 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances. During the third quarter of 2024, KWH borrowed $5.5 million under the KWH DDTL and $1.0 million under the KWH Revolver. These events resulted in higher interest expense related to the KWH Loan for the three and nine months ended September 30, 2024 compared to the same periods in 2023; and

•

An increase of $0.1 million for the three months ended September 30, 2024 (increase of $0.4 million year to date) related to the DDI Loan, which was effective October 26, 2023, and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.50%).

See Note 11, "Debt," to the Consolidated Financial Statements for further details.

KINGSWAY FINANCIAL SERVICES INC.

Other Revenue and Expenses not Allocated to Segments, Net

Other revenue and expenses not allocated to segments, net was a net expense of $3.3 million in the third quarter of 2024 compared to $2.8 million in the third quarter of 2023 ($7.1 million year to date compared to $9.3 million prior year to date). Included are revenue and expenses associated with our various other investments that are accounted for on a consolidated basis and expenses associated with our corporate holding company.

The increase in net expense for the three months ended September 30, 2024 is primarily attributable to higher acquisition related expenses and stock-based compensation expenses, partially offset by a decrease in general expenses during the three months ended September 30, 2024 compared to the same period in 2023, as the corporate holding company continues to scrutinize its spending.

The decrease in net expense for the nine months ended September 30, 2024 is primarily attributable to management fees paid to the external managers of two previously consolidated entities during the nine months ended September 30, 2023; as well as lower general expenses, partially offset by higher acquisition related expenses, stock-based compensation expenses, and more expense related to the Ravix contingent consideration liability during the nine months ended September 30, 2024 compared to the same period in 2023.

Impairment of Intangible Assets

Impairment of intangible assets was $0.6 million in the third quarter of 2024 compared to zero in the third quarter of 2023 ($1.8 million year to date compared to zero prior year to date). The Company's indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  At March 31, 2024, June 30, 2024 and September 30, 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $0.6 million during the third quarter of 2024 related to the CSuite and Ravix indefinite-lived trade names ($1.8 million for the year to date, related to the SNS, CSuite and Ravix indefinite-lived trade names).  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

Gain (Loss) on Change in Fair Value of Debt

Gain on change in fair value of debt was  $0.1 million in the third quarter of 2024 compared to a loss of  $0.2 million in the third quarter of 2023 (loss of less than  $0.1 million year to date compared to a loss of  $0.2 million prior year to date).

During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.5 million during the  nine months ended  September 30, 2023.

The gain or loss for the  three and nine months ended September 30, 2024 and  September 30, 2023 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk). See "Debt" section below for further information.

Gain on Disposal of Subsidiary

On July 29, 2022, the Company sold its 80% majority-owned subsidiary, Professional Warranty Service Corporation ("PWSC").  At the time of the sale, the Company recognized a net gain on disposal.  During three and nine months ended September 30, 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to the working capital true-up and release of indemnity funds that were held in escrow. The sale of PWSC did not represent a strategic shift that will have a major effect on the Company's operations or financial results; therefore, PWSC is not presented as a discontinued operation.

(Loss) Gain on Extinguishment of Debt

During the second quarter of 2024, there was a modification to the 2020 KWH Loan.  For the  nine months ended September 30, 2024, loss on extinguishment of debt of $0.2 million relates to the write-down of the unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date, since the original debt was fully repaid as part of the modification.

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

Income Tax Expense (Benefit)

Income tax expense for the third quarter of 2024 was less than $0.1 million compared to a benefit of $0.1 million in the third quarter of 2023 (expense of $0.2 million year to date compared to expense of $0.8 million prior year to date). For the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company reported income tax expense primarily due to state tax expense. For the three months ended September 30, 2023, the Company reported income tax benefit primarily due to the partial release of its valuation allowance related to deferred tax liabilities from acquisitions. See Note 14, "Income Taxes," to the unaudited consolidated interim financial statements, for additional detail of the income tax (benefit) expense recorded for the three and nine months ended September 30, 2024 and September 30, 2023.

KINGSWAY FINANCIAL SERVICES INC.

INVESTMENTS

Portfolio Composition

See Note 2(d), "Summary of Significant Accounting Policies - Investments," to the consolidated financial statements in the 2023 Annual Report for an overview of how we account for our various investments.

At September 30, 2024, we held cash and cash equivalents, restricted cash and investments with a carrying value of $56.2 million. Our U.S. operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2024	% of Total	December 31, 2023	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	12,767	22.7%	12,997	21.9%
States, municipalities and political subdivisions	2,790	5.0%	2,783	4.7%
Mortgage-backed	9,747	17.3%	9,253	15.6%
Asset-backed	1,314	2.3%	1,210	2.0%
Corporate	10,238	18.2%	10,230	17.2%
Total fixed maturities	36,856	65.6%	36,473	61.4%
Equity investments	—	—%	79	0.1%
Limited liability investments	651	1.2%	812	1.4%
Limited liability investment, at fair value	2,691	4.8%	3,496	5.9%
Investments in private companies	696	1.2%	854	1.4%
Other investments	—	—%	6	0.0%
Short-term investments	166	0.3%	161	0.3%
Total investments	41,060	73.1%	41,881	70.5%
Cash and cash equivalents	6,508	11.6%	9,098	15.4%
Restricted cash	8,630	15.4%	8,400	14.1%
Total	56,198	100.0%	59,379	100.0%

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

As a result of the analysis performed, the Company recorded an impairment loss related to other investments of zero for the three and nine months ended September 30, 2024 ($0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively).  There were no impairment losses recorded related to available for-sale fixed maturity investments during the three and nine months ended September 30, 2024 and September 30, 2023.

At September 30, 2024 and December 31, 2023, the gross unrealized losses for fixed maturities amounted to $1.0 million and $1.7 million, respectively, and there were no unrealized losses attributable to non-investment grade fixed maturities.

KINGSWAY FINANCIAL SERVICES INC.

DEBT

The principal and carrying value of the Company's debt instruments at September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	September 30, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Bank loan:
2021 Ravix Loan	$2,490	$2,490	$4,650	$4,650
2022 Ravix Loan	4,475	4,349	4,925	4,769
2022 Ravix Revolver	500	500	—	—
SNS Loan	4,167	4,100	5,142	5,063
DDI Loan	5,600	5,543	5,600	5,534
Image Solutions Loan	7,750	7,586	—	—
2020 KWH Term Loan	—	—	10,479	10,306
2024 KWH Term Loan	13,875	13,785	—	—
2024 KWH DDTL	5,425	5,425	—	—
KWH Revolver	1,000	1,000	500	500
Total bank loans	45,282	44,778	31,296	30,822
Subordinated debt	15,000	13,681	15,000	13,594
Total	$60,282	$58,459	$46,296	$44,416

See Note 11, "Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments. Changes related to the Company’s debt during the nine months ended September 30, 2024 are further described below.

Bank Loans

During the first quarter of 2024, the Company borrowed $3.5 million under the KWH Delayed Draw Term Loan ("DDTL") and $0.5 million under the KWH Revolver.

On May 24, 2024, KWH entered into a third amendment to the 2020 KWH Loan that provides for: (1) a new 2024 term loan in the principal amount of $15.0 million, with a maturity date of May 24, 2029 (the “2024 KWH Loan”); and (2) a new 2024 delayed draw term loan in a principal amount of up to $6.0 million, with a maturity date of May 24, 2029 (the “2024 KWH DDTL”).  All or any portion of the 2024 KWH DDTL, subject to a $2.0 million minimum draw amount, could be requested at any time in up to three advances through May 24, 2026.  In connection with the third amendment, KWH used the proceeds from the 2024 KWH Loan to repay the following outstanding balances under the 2020 KWH Loan: (1) $9.6 million related to the original 2020 term loan; (2) $1.0 million related to the KWH Revolver; and (3) $3.1 million related to the KWH DDTL.

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the nine months ended September 30, 2024 since the original debt was fully repaid as part of the modification.

During the third quarter of 2024, the Company borrowed $5.5 million under the 2024 KWH DDTL and $1.0 million under the KWH Revolver.

During the first quarter of 2024, the Company borrowed $0.2 million under the SNS Loan Revolver.  During the second quarter of 2024, the SNS Loan Revolver of $0.2 million was repaid.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At September 30, June 30 and March 31, 2024, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended September 30, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

On July 23, 2024, Ravix and Ravix LLC entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.   The original 2021 Ravix Loan and the amended 2021 Ravix Loan were not deemed to be substantially different; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the original 2021 Ravix Loan.

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan").  The Image Solutions Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At September 30, 2024, the interest rate was 8.50%. The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  As of September 30, 2024, there was no draw down on the Image Solutions Loan revolver.

KINGSWAY FINANCIAL SERVICES INC.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At September 30, 2024, the carrying value of the subordinated debt is $13.7 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third party. For a description of the market observable inputs and inputs developed by a third party used in determining fair value of debt, see Note 21, "Fair Value of Financial Instruments," to the unaudited consolidated interim financial statements.

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

Cash Flows from Continuing Operations

During the nine months ended September 30, 2024, the Company reported $0.7 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.  During the nine months ended September 30, 2023, the Company reported $25.7 million of net cash used in operating activities from continuing operations, primarily due to outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million), an indemnity payment to the buyer of Mendota related to loss and loss adjustment expenses ($2.0 million) and payment of deferred interest on the remaining trust preferred debt instrument; partially offset by gain on equity investments and operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During the nine months ended September 30, 2024, the net cash used in investing activities from continuing operations was $16.4 million. This use of cash is primarily attributed to the acquisition of Image Solutions, net of cash acquired and purchases of fixed maturities in excess of proceeds from sales and maturities of fixed maturities, distributions received by Argo Holdings from three of its underlying limited liability investment companies, proceeds from the sale of a private company investment and proceeds from the sale of VA Lafayette.  During the nine months ended September 30, 2023, the net cash provided by investing activities from continuing operations was $16.7 million. This source of cash is primarily attributed to distributions received by Net Lease from one of its limited liability investment companies of $13.3 million, as well as proceeds from sales and maturities of fixed maturities and sales of equity securities in excess of purchases of fixed maturities and acquisition of business, net of cash acquired.

During the nine months ended September 30, 2024, the net cash provided by financing activities from continuing operations was $13.3 million. This source of cash was primarily attributed to principal proceeds from bank loans of $33.7 million and proceeds from the issuance of Class B preferred stock of $8.3 million, partially offset by principal repayment on bank loans of $20.0 million, taxes paid related to net share settlements of restricted stock awards of $2.2 million, cash paid for repurchases of common stock of $2.5 million, cash paid to acquire the IWS noncontrolling interest of $2.5 million and distributions to noncontrolling interest holders of $1.4 million.  During the nine months ended September 30, 2023, the net cash used in financing activities from continuing operations was $39.0 million.  This use of cash was primarily attributed to the repurchase of five of the TruPs for $40.3 million, principal repayment on bank loans of $6.1 million, distributions to noncontrolling interest holders of $4.0 million and cash paid for repurchase of warrants of $4.0 million, partially offset by cash proceeds from the exercise of warrants of $16.7 million.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $1.4 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity.  Such future actions include, but are not limited to, distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $6.5 million and $9.1 million reported at September 30, 2024 and December 31, 2023, respectively, on the Company’s consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, there were two control deficiencies in our internal control over financial reporting which constituted material weaknesses, and accordingly the Company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation and the discovery of the errors described in the following paragraphs, the Company’s management has concluded that, as of September 30, 2024, our internal control over financial reporting was not effective based on the COSO framework.  We describe the material weaknesses in the following paragraphs.

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

KINGSWAY FINANCIAL SERVICES INC.

B.   Cash Flow Statement Classification Error.  The Company did not correctly present the amount related to the repurchase of the deferred interest on its subordinated debt as a cash outflow from operating activities (the entire repurchase amount was presented as a cash outflow from financing activities).

As a result of these identified material weaknesses, the Company considered whether other calculations and conclusions with respect to presentation could be impacted. Notwithstanding the material weaknesses described above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that these were isolated incidents, have been corrected, and that the consolidated financial statements contained in this Form 10-Q for the three and nine months ended September 30, 2024 and September 30, 2023 fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation of 2023 Material Weakness

We have corrected all errors discovered during our review process for fiscal 2023.

In addition, the Company has developed the following plan of remediation:

A.  The Spreadsheet Calculation Error. The Company implemented a control during the third-quarter to compare the change in the significant inputs to the subordinated debt fair value calculation with those from the prior period calculation to determine whether the resulting current change in fair value appears reasonable, given the change in the significant inputs.

B.  Cash Flow Statement Classification Error.  The Company failed to consult on the cash flow presentation aspect of the transaction.  In the third quarter, the Company modified its existing policy that requires it to consult with third party experts on significant and/or unusual transactions to explicitly state that such consultations need to include all accounting aspects, including presentation and disclosure.

Changes in Internal Control over Financial Reporting

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions.  Since the date of this acquisition, the Company has been analyzing and evaluating procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by the SEC, Image Solutions has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

There have been no changes in the Company's internal control over financial reporting during the period beginning July 1, 2024, and ending September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Image Solutions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2024.

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

The following table provides information about our repurchases of our securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2024	23,000	$8.00	23,000	$1,701
August 1 - 31, 2024	94,500	$7.87	94,500	$957
September 1- 30, 2024	76,800	$7.98	76,800	$345
Total	194,300	$7.93	194,300

KINGSWAY FINANCIAL SERVICES INC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

KINGSWAY FINANCIAL SERVICES INC.

Item 6. Exhibits

3.1	Class B Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.1	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.2	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.3	Membership Interest Purchase Agreement, dated as of September 26, 2024. by and among Steel Bridge Acquisition LLC, Image Solutions, LLC, Post IS Holdings, LLC and Garrett S. Williams* (included as Exhibit 10.3 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.4	Credit Agreement, dated as of September 26, 2024, between Image Solutions, LLC, Steel Bridge Acquisition LLC and Avidbank* (included as Exhibit 10.4 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such annexes, schedules and exhibits, or any section thereof, to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	November 6, 2024	By:	/s/ John T. Fitzgerald
John T. Fitzgerald, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 6, 2024	By:	/s/ Kent A. Hansen
Kent A. Hansen, Chief Financial Officer and Executive Vice President
(principal financial officer)