Form 10-K
period 2024-12-31
KINGSWAY FINANCIAL SERVICES INC
filed 2025-03-17
CIK 1072627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2024, the aggregate market value of the registrant's voting common stock held by non-affiliates of registrant was$103,913,140 based upon the closing sale price of the common stock as reported by the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares, including restricted common shares, of the Registrant's Common Stock outstanding as of March 17, 2025 was 27,537,151.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC.

KINGSWAY FINANCIAL SERVICES INC.

Caution Regarding Forward-Looking Statements

This 2024 Annual Report on Form 10-K (the "2024 Annual Report"), including the accompanying consolidated financial statements of Kingsway Financial Services Inc. ("Kingsway") and its subsidiaries (individually and collectively referred to herein as the "Company") and the notes thereto appearing in Item 8 herein (the "Consolidated Financial Statements"), Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A"), and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

For a discussion of some of the factors that could cause actual results to differ, see Item 1A,"Risk Factors" and our disclosures under the heading "Significant Accounting Policies and Critical Estimates" in MD&A in this 2024 Annual Report.

Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that might arise subsequent to the date of this 2024 Annual Report.

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

Financial information about Kingsway's reportable business segments for the years ended December 31, 2024 and December 31, 2023 is contained in the following sections of this 2024 Annual Report: (i) Note 22, "Segmented Information,"to the Consolidated Financial Statements; and (ii) "Results of Continuing Operations" section of MD&A.

All of the dollar amounts in this 2024 Annual Report are expressed in U.S. dollars.

FILER STATUS

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders was between $75 million and $250 million and the Company’s revenue for the year ended December 31, 2023 was more than $100 million.  As a result, the Company was deemed to be an accelerated filer as defined in Rule 12b-2 under the Exchange Act as of January 1, 2024.  Due to the change in filer status, the Company is no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and the Company’s independent registered public accounting firm has evaluated and reported on the effectiveness of internal control over financial reporting at December 31, 2024.

GENERAL DEVELOPMENT OF BUSINESS

Acquisition of  Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions").  Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider. Image Solutions is included in the Kingsway Search Xcelerator segment.

The Company acquired Image Solutions for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments. Further information is containe d in Note 4 , "Acquisitions ," to the Consolidated Financial Statements.

The closing purchase price was financed with a combination of debt financing provided by Signature Bank and cash on hand. Steel Bridge Acquisition, LLC and Image Solutions, subsidiaries of Kingsway, borrowed a total of $7.75 million, in the form of a term loan, and established a $0.5 million revolver (together, the “Image Solutions Loan”) that was undrawn at close. The Image Solutions Loan has a variable interest rate equal to the greater of the Prime Rate plus 0.50%, or 7.25%. The Image Solutions Loan requires monthly payments of principal and interest.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.

Sale of VA Lafayette, LLC

On August 16, 2024, the Company completed the sale of its subsidiary, VA Lafayette, LLC ("VA Lafayette"), to an entity associated with a current holder of the Company's Class B Preferred Stock (the sale occurred prior to negotiations regarding the issuance of the Class B Preferred Stock).  VA Lafayette owned a single asset, real estate property, which was subject to a mortgage (the "LA Mortgage").  The purchase price paid by the purchaser at the closing consisted of $1.3 million in cash plus the assumption of the unpaid principal balance as of the closing of the LA Mortgage of approximately $11.8 million, netting cash proceeds of $1.1 million to Kingsway after expenses. Further information is contained in Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements.

Private Placement

On September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of a new series of Class B Preferred Stock, par value $0.01 per share ("Class B Preferred Stock") for a purchase price of $25.00 per share.  The Class B Preferred Stock ranks senior to the Company's common shares.  Each share of Class B Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to September 24, 2031. Subject to certain adjustments set forth in the certificate of designations for the Class B Preferred Stock, the maximum number of common shares issuable upon conversion of the Class B Preferred Stock is 868,421 common shares.  Further information is contained in Note 19, " Redeemable Class B Preferred Stock," to the Consolidated Financial Statements.

EXTENDED WARRANTY SEGMENT

Extended Warranty includes the following subsidiaries of the Company (collectively, "Extended Warranty"):

●	IWS Acquisition Corporation ("IWS")
●	Geminus Holding Company, Inc. ("Geminus")
●	PWI Holdings, Inc. ("PWI")
●	Trinity Warranty Solutions LLC ("Trinity")

KINGSWAY FINANCIAL SERVICES INC.

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells and administers vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care Inc. ("Prime"). Penn and Prime distribute these products in 46 and 34 states, respectively, via independent used car dealerships and franchised car dealerships. Penn also sells and administers a guaranteed asset protection product ("GAP") in states where Penn is approved.  The business models are supported by an internal sales and operations team.

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
●

Geminus goes to market through its subsidiaries, Penn and Prime. Penn and Prime serve as the administrator on all contracts they originate and its VSAs range from three months to sixty months and/or 3,000 miles to 200,000 miles. Penn offers a limited product line of vehicle service agreements with unlimited miles offerings that have an average term of twelve to twenty-four months.

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

In addition to marketing vehicle service agreements, IWS and Geminus also administer and broker a GAP product through their distribution channels. GAP generally covers a consumer's out-of-pocket amount, related to an automobile loan or lease, if the vehicle is stolen or damaged beyond repair. IWS earns a commission when a consumer purchases a GAP certificate but does not take on any insurance risk.

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

Geminus goes to market through its subsidiaries, Penn and Prime, which market their products primarily through independent automotive dealerships and franchise automotive dealerships. Penn and Prime enter into dealer wholesale agreements that allow the dealer to resell Penn and Prime vehicle service agreements at a retail rate that varies by state as they earn potential commission on the remarketing. The dealer base is serviced by the Company's employees located throughout the United States in close geographical proximity to the dealers they serve. Penn and Prime distribute and market their products in 46 and 34 states, respectively.

Penn and Prime focus exclusively on the automotive finance market with its core VSA and GAP related product offerings, while much of its competition is employee based or agent centric.  Penn and Prime operate within a highly competitive environment where product pricing and options are important. Many of its competitors have a comprehensive menu of products and services available to offer the independent and franchise dealers. Penn and Prime's typical competitor’s approach to market is by working through employees or agents with a variety of different product offerings. Penn and Prime solely focuses on the suite of VSA and GAP products it offers, which allows the proper attention required for healthy profitability and risk management.

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

KINGSWAY FINANCIAL SERVICES INC.

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

●	CSuite Financial Partners, LLC ("CSuite")
●	Digital Diagnostics Imaging, Inc. ("DDI")
●	Image Solutions, LLC ("Image Solutions")
●	Ravix Group, Inc. ("Ravix")
●	Secure Nursing Service Inc. ("SNS")
●	Systems Products International, Inc. ("SPI")

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

Ravix provides outsourced finance and human resources consulting services to its clients on a fractional basis for both projects with definitive endpoints and ongoing engagements of indeterminate length for customers throughout the United States.  All services are delivered by employees who are located primarily in the United States. Ravix offers its services across four different practices:

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

Image Solutions provides comprehensive information technology ("IT") managed services primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.  Image Solutions' services encompass a full suite of IT solutions including:

●	Equipment Sales. Supplying cutting-edge technology and hardware tailored to the customer's business needs.
●	Service and Maintenance. Working to keep the customer's IT infrastructure operating at peak performance with proactive support and timely repairs.
●	Helpdesk Support. Delivering responsive, expert assistance designed to resolve the customer's IT challenges quickly and efficiently.

KINGSWAY FINANCIAL SERVICES INC.

Healthcare Services

SNS provides healthcare staffing services to acute healthcare facilities on a contract or per diem basis in the United States, primarily in California. Today, SNS is primarily focused on providing temporary registered nurses and allied healthcare professionals to hospitals. SNS offers its services across two different practices:

●	Travel Staffing. Offers healthcare staffing services to address the short-term needs of hospitals – contracts have a guaranteed length, which is typically 13 weeks.
●	Per Diem Staffing. Offers healthcare staffing services to meet the day-to-day needs of hospitals.

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care ("LTAC") and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 39 states and Puerto Rico.  DDI offers its services as follows:

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

Business Services

CSuite and Ravix actively markets their services via sponsorships of industry events and conferences targeted at private equity and venture capital. Ravix and CSuite receives most of their new business as a result of business networking activities, referrals from service providers and former clients.

Image Solutions actively promotes its services by partnering with local businesses, sponsoring regional events, and participating in industry-focused conferences. These efforts are strategically aimed at building relationships with small and medium-sized enterprises seeking reliable technology solutions.  Additionally, competition from both regional and national managed service providers poses a constant challenge. Larger competitors may have access to broader resources and pricing advantages, while smaller providers may target niche markets, impacting Image Solutions' ability to expand its client base.

Healthcare Services

SNS primarily relies on word-of-mouth and seasoned healthcare recruiters to recruit nurses to help meet the demands of the hospitals, and SNS actively market its services through third-party lead generation channels to better meet the hospitals’ clinician demand.

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

KINGSWAY FINANCIAL SERVICES INC.

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

The Company currently has four full-time Searchers as of December 31, 2024.  The Company intends to maintain this level – and potentially expand it – as business opportunities permit.

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

INVESTMENTS

The Company manages its investments to support its liabilities, preserve capital, maintain adequate liquidity and maximize after-tax investment returns within acceptable risks:

●	The fixed maturities portfolios are managed by a third-party firm and are comprised predominantly of high-quality fixed maturities with relatively short durations.
●	Equity, limited liability and other investments are generally overseen by corporate.
●	Limited liability investment, at fair value and investments in private companies are generally overseen by corporate, who engages third-party managers for certain holdings.

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

Certain, but not all, states regulate nursing registries and supplemental healthcare staffing agencies. SNS is licensed as a nursing registry in those states where it is required.

HUMAN CAPITAL MANAGEMENT

At December 31, 2024, the Company employed 433 personnel supporting its operations, all of which were full-time employees. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Most issuers, including Kingsway, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this 2024 Annual Report and to consult any further disclosures Kingsway makes in its filings with the SEC.

FINANCIAL RISK

We have outstanding recourse debt and acquisition financing, which could adversely affect our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2024, we had $15.0 million principal value of outstanding recourse subordinated debt in the form of trust preferred securities, with a redemption date of May 2033.

Additionally, we incurred indebtedness in connection with our acquisitions of PWI Holdings, Inc. and its various subsidiaries (collectively, "PWI") on December 1, 2020, Ravix Financial, Inc. ("Ravix") on October 1, 2021, CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, Secure Nursing Service Inc. ("SNS") on November 18, 2022, Digital Diagnostics Inc. ("DDI") on October 26, 2023 and Image Solutions, LLC on September 26, 2024.  As of December 31, 2024, we have $44.6 million principal value of such acquisition financing outstanding; however, such acquisition financing is non-recourse to other Kingsway entities.

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

Our outstanding recourse subordinate debt as of December 31, 2024 of $15.0 million principal value bears interest directly related to CME Term SOFR and our outstanding acquisition financing of $44.6 million related to the acquisitions of PWI, Ravix, CSuite, SNS, DDI and Image Solutions bears interest directly related to either SOFR or the Prime Rate. As a result, increases in CME Term SOFR, SOFR and the Prime Rate would increase the cost of servicing our debt and could adversely affect our results of operations. Each one hundred basis point increase in CME Term SOFR, SOFR or the Prime Rate would result in an approximately $0.6 million increase in our annual interest expense.

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

We depend on our investments for a substantial portion of our liquidity. As of December 31, 2024, our investments included $37.0 million of fixed maturities, at fair value. General economic conditions can adversely affect the markets for interest rate-sensitive instruments, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the fair value of fixed maturities. In addition, changing economic conditions can result in increased defaults by the issuers of investments that we own. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. Given the low interest rate environment that exists for fixed maturities, a significant increase in investment yields or an impairment of investments that we own could have a material adverse effect on our business, results of operations or financial condition by reducing the fair value of the investments we own, particularly if we were forced to liquidate investments at a loss.

As of December 31, 2024, our investments also included $0.7 million of limited liability investments, $2.9 million of limited liability investment, at fair value and $0.7 million of investments in private companies, at adjusted cost. These investments are less liquid than fixed maturities. General economic conditions, stock market conditions and many other factors can adversely affect the fair value of the investments we own. If circumstances necessitated us disposing of our limited liability investments prematurely in order to generate liquidity for operating purposes, we would be exposed to realizing less than their carrying value.

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

The COVID-19 pandemic created significant disruption and uncertainty in the global economy and negatively impacted our business and results of operations and financial condition.  Pandemics, including the emergence of new COVID-19 variants, may lead to adverse United States domestic and global macroeconomic effects, including adverse impacts on various industries' supply chains and automobile sales, consumer demand for our products and services, our ability to access capital, and may otherwise adversely impact the operation of our businesses, cause substantial disruption to our employees, distribution channels, investors, tenants, and customers through self-isolation, travel limitations, business restrictions, and/or other means. These effects, individually or in the aggregate, may adversely impact our businesses, financial condition, operating results and cash flows, and such adverse impacts may be material.

Additionally, actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, high inflation, changing interest rates and actual or threatened trade protection measures and creditworthiness of our customers, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.  In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns (such as those recently related to COVID-19). There can be no assurance that there will not be further such events or deterioration in the global economy. Any such economic, business, financial or political conditions may make it more difficult for us to accurately forecast and plan our future business activities.

Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events may escalate and have created increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict and any other military conflicts, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.

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

KINGSWAY FINANCIAL SERVICES INC.

Financial disruption or a prolonged economic downturn could materially and adversely affect the credit, investment and financial markets which, in turn, could materially adversely affect our business, results of operations or financial condition.

The COVID-19 pandemic has led to, and a future adverse change in market condition could lead to, instability in the global credit markets, including heightened credit risk, reduced valuation of investments and decreased economic activity. Depending on market conditions going forward, we could incur substantial realized and unrealized losses in future periods, which could have an adverse effect on our results of operations or financial condition. These market conditions may affect the Company's ability to access debt and equity capital markets.  Additionally, certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreements which could expose us to damages or otherwise adversely impact our business, financial condition, operating results or cash flows.

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

Effective January 20, 2020, we entered into a Settlement Agreement with Aegis with respect to such litigation pursuant to which we agreed to pay Aegis a one-time settlement amount of $0.9 million and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 to 2024, the Company made reimbursement payments to Aegis totaling $1.7 million in connection with the Settlement Agreement. The timing and severity of our future payments pursuant to this Settlement Agreement are not reasonably determinable. No assurances can be given, however, that we will not be required to perform under this Settlement Agreement in a manner that has a material adverse effect on our business, results of operations or financial condition.

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses could be limited by our inability to generate future taxable income.

Our U.S. businesses have generated consolidated net operating loss carryforwards ("U.S. NOLs") for U.S. federal income tax purposes of approximately $622.3 million as of December 31, 2024. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income and would have a positive effect on our cash flow.  There can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. Also, almost all of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before our U.S. NOLs expire.

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

We have outstanding preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share, without stockholder approval and on terms established by our board of directors.  We have outstanding shares of Class B Preferred Stock which have, and we may issue additional shares of preferred stock in the future which have, rights and preferences that are senior to the rights of our common stock.

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

We are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934.  In the past, we have identified the existence of material weaknesses in our internal control over financial reporting, which have since been remediated.  Although we have remediated material weaknesses previously identified, we can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future and that such material weaknesses, if identified, will not result in material misstatements in our consolidated financial statements

STRATEGIC RISK

The achievement of our strategic objectives is highly dependent on effective change management.

Over the past several years, we have restructured our operating insurance subsidiaries, including exiting states and lines of business, placing subsidiaries into voluntary run-off, terminating managing general agent relationships, hiring a new management team, selling Mendota and CMC and acquiring PWI, Ravix, CSuite, SNS, SPI, DDI and Image Solutions with the objective of focusing on our Extended Warranty and Kingsway Search Xcelerator segments, creating a more effective and efficient operating structure and focusing on profitability. These actions resulted in changes to our structure and business processes. While these changes are expected to bring us benefits in the form of a more agile and focused business, success is dependent on management effectively realizing the intended benefits. Change management may result in disruptions to the operations of the business or may cause employees to act in a manner that is inconsistent with our objectives. Any of these events could negatively affect our performance. We may not always achieve the expected cost savings and other benefits of our initiatives.

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

From time to time, we engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions.

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

Image Solutions may be unable to recruit and retain enough quality IT professionals to meet the demand.

Difficulties in finding and retaining skilled talent in the IT and managed services sector remains a critical risk. The demand for qualified professionals often outpaces supply, particularly in competitive markets, which could hinder Image Solutions’ ability to scale its operations or maintain service quality.  This could significantly and adversely impact Image Solutions' growth trajectory, operational performance, and financial outcomes.

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

KINGSWAY FINANCIAL SERVICES INC.

Item 2. Properties

Leased Properties

Extended Warranty leases facilities with an aggregate square footage of approximately 22,936 at five locations in three states. The latest expiration date of the existing leases is in March 2032.

Kingsway Search Xcelerator leases facilities with an aggregate square footage of approximately 11,717 at five locations in four states. The latest expiration date of the existing leases is in May 2029.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol "KFS."

The following table sets forth, for the calendar quarters indicated, the high and low sales price for our common shares as reported on the NYSE.

	NYSE
	High - US$	Low - US$
2024
Quarter 4	$9.55	$8.17
Quarter 3	8.78	7.69
Quarter 2	9.29	7.86
Quarter 1	9.34	8.01
2023
Quarter 4	$8.61	$6.46
Quarter 3	9.01	7.55
Quarter 2	9.16	8.09
Quarter 1	10.27	7.85

Shareholders of Record

As of March 14, 2025 the closing sales price of our common shares as reported by the NYSE was $7.29 per share.

As of March 17, 2025, we had 27,537,151 common shares issued and outstanding. As of March 17, 2025, there were 10 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

KINGSWAY FINANCIAL SERVICES INC.

Dividends

The Company has not declared a dividend on its common shares since the first quarter of 2009. The declaration and payment of dividends is subject to the discretion of our Board of Directors after taking into account many factors, including financial condition, results of operations, anticipated cash needs and other factors deemed relevant by our Board of Directors. For a discussion of our cash resources and needs, see the "Liquidity and Capital Resources" section of MD&A.

Securities Authorized for Issuance under Equity Compensation Plans

The information required related to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024 and through the date of this 2024 Annual Report, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as described below.  These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The transactions described below were exempt from the registration requirements of the Securities Act either under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with the Company, to information about the Company.

On September 24, 2024, the Company entered into certain Subscription Agreements pursuant to which the Company issued and sold in a private placement to accredited investors in the aggregate 330,000 shares of a newly created class of preferred stock designated Class B Preferred Stock, with a liquidation preference of $25.00 per share ("Class B Preferred Stock"), for aggregate proceeds of $8.3 million.  The Company's Chief Executive Officer and President, certain members of the Company's Board of Directors, members of the KSX Advisory Board and another related party invested a total of $5.2 million in the Class B Preferred Stock private placement transaction.

On February 12 through February 24, 2025, the Company entered into certain Subscription Agreements pursuant to which the Company issued and sold in a private placement to accredited investors in the aggregate 240,000 shares of a newly created class of preferred stock designated Class C Preferred Stock, with a liquidation preference of $25.00 per share ("Class C Preferred Stock"), for aggregate proceeds of $6.0 million.  Certain members of the Company's Board of Directors and another related party invested a total of $3.7 million in the Class C Preferred Stock private placement transaction.

Issuer Purchases of Equity Securities

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024. On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025; however, all the authorized amount was fully utilized as of the end of January 2025.  See Note 20 ,"Shareholders' Equity," for further discussion of the share repurchase program.

There were no repurchases by us of our securities during the quarter ended December 31, 2024.

Item 6. Reserved.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read together with the Consolidated Financial Statements included in Part II, Item 8 of this 2024 Annual Report.

OVERVIEW

Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the extended warranty and business services industries. Kingsway conducts its business through two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

Extended Warranty includes the following subsidiaries of the Company: IWS Acquisition Corporation ("IWS"), Geminus Holding Company, Inc. ("Geminus"), PWI Holdings, Inc. ("PWI") and Trinity Warranty Solutions LLC ("Trinity"). Throughout this 2024 Annual Report, the term "Extended Warranty" is used to refer to this segment.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, The Penn Warranty Corporation ("Penn") and Prime Auto Care, Inc. ("Prime"). Penn and Prime distribute these products in 46 and 34 states, respectively, via independent used car dealerships and franchised car dealerships.  Penn also sells and administers a guaranteed asset protection product ("GAP") in states where Penn is approved.

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

Kingsway Search Xcelerator includes the Company's subsidiaries, CSuite Financial Partners, LLC ("CSuite"), Ravix Group, Inc. ("Ravix"), Secure Nursing Service LLC ("SNS"), Systems Products International, Inc. ("SPI"), Digital Diagnostics Imaging, Inc. ("DDI") and Image Solutions, LLC ("Image Solutions").  Throughout this  2024 Annual Report, the term "Kingsway Search Xcelerator" is used to refer to this segment.

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

DDI provides outsourced 24 hours a day and 7 days per week ("24/7") cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI has been operating for over 10 years and currently has a presence in 39 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

NON U.S.-GAAP FINANCIAL MEASURE

Throughout this 2024 Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the U.S. GAAP presentation of net income, we present segment operating income as a non-U.S. GAAP financial measure, which we believe is valuable in managing our business and drawing comparisons to our peers. Below is a definition of our non-U.S. GAAP measure and its relationship to U.S. GAAP.

Segment Operating Income

Segment operating income represents one measure of the pretax profitability of our segments and is derived by subtracting direct segment expenses from direct segment revenues. Revenues and expenses presented in the consolidated statements of operations are not subtotaled by segment; however, this information is available in total and bysegment in Note 22, "Segmented Information," to the Consolidated Financial Statements, regarding reportable segment information. The nearest comparable U.S. GAAP measure to total segment operating income is operating income that, in addition to total segment operating income, includes corporate general and administrative expenses and excludes segment non-operating other revenue (expense).

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

Certain of the Company’s contracts with customers include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Revenue from GAP commissions and software license and support contain multiple distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price ("SASP") for each distinct performance obligation. Revenue is allocated to each performance obligation based on the relative SASP.  SASP are not directly observable in the GAP and software license and support contracts for the separate performance obligations.

For the GAP contracts, the Company has applied the expected cost plus a margin approach to develop models to estimate the SASP for each of its performance obligations in order to allocate the transaction price to the two separate performance obligations identified.  In these models, the Company makes judgments about which of its actual costs are associated with each of the performance obligations.  The relative percentage of expected costs plus a margin associated with these performance obligations is applied to the transaction price to determine the estimated SASP of the performance obligations, which the Company recognizes as earned as services are performed over the term of the contract period.

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged 5.83% to 12.00% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

Refer to Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements for information about our revenue recognition accounting policies.

Valuation of Fixed Maturity Investments

For fixed maturity investments, we use observable inputs such as quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are inactive; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data. We do not have any fixed maturities in our portfolio that require us to use unobservable inputs. The Company engages a third-party vendor who utilizes third-party pricing sources and primarily employs a market approach to determine the fair values of our fixed maturities. The market approach includes primarily obtaining prices from independent third-party pricing services as well as, to a lesser extent, quotes from broker-dealers. Our third-party vendor also monitors market indicators, as well as industry and economic events, to ensure pricing is appropriate. All classes of our fixed maturities are valued using this technique. We have obtained an understanding of our third-party vendor’s valuation methodologies and inputs. Fair values obtained from our third-party vendor are not adjusted by the Company.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of operations. Premium and discount on investments are amortized using the interest method and charged or credited to net investment income.

Fixed maturity investments are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the consolidated financial statements.

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

As a result of the analysis performed, the Company recorded no impairment losses related to available-for-sale fixed maturity investments or other investments during the year ended December 31, 2024.

See "Investments" section below and Note 7, "Investments," to the Consolidated Financial Statements for further information.

Valuation of Limited Liability Investment, at Fair Value

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings Fund I, LLC ("Argo Holdings"). The Company accounts for this investment at fair value with changes in fair value reported in the consolidated statements of operations.

Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in private operating companies. The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach.

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of a company's deferred income tax asset balances when significant negative evidence exists. Cumulative losses are the most compelling form of negative evidence considered by management in this determination. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations. As of December 31, 2024, the Company maintains a valuation allowance of $130.7 million. The largest component of the U.S. deferred income tax asset balance relates to tax loss carryforwards that have arisen as a result of losses generated from the Company's U.S. operations. Uncertainty over the Company's ability to utilize these losses over the short-term has led the Company to record a valuation allowance.

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

Indefinite-lived intangible assets consist of trade names, which are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  The Company may perform its impairment test for any indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test; however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

At March 31, 2024, June 30, 2024, September 30, 2024 and November 30, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections. Based upon these quantitative assessments, the Company recorded impairment charges of $2.1 million during 2024 related to the SNS, CSuite and Ravix indefinite-lived trade names.  The fair value of the SNS, CSuite and Ravix trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.  No impairment charges were recorded against intangible assets in 2023.

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

For the reporting units within Kingsway Search Xcelerator, the Company estimates the fair value using a valuation technique based on observed market capitalization multiples of EBITDA from its recent acquisitions of similar businesses.

For the Argo Management reporting unit, the Company estimates the fair value using a discounted cash flow analysis that includes estimates of future cash flows expected to be generated by the business and recent market transactions related to the investments owned by Argo Holdings.

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

Based upon the impairment assessments performed at November 30, 2024, the Company recorded an impairment charge of $0.7 million during 2024 related to the Argo Management reporting unit.  No impairment charges were recorded against goodwill for the Company's other reporting units in 2024, as the estimated fair values of the Company's other reporting units exceeded their respective carrying values.  No impairment charges were recorded against goodwill in 2023.

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

Fair Value Assumptions for Subordinated Debt Obligations

Our subordinated debt is measured and reported at fair value. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates.  The following summarizes the impacts:

Impact of Rate Change on Fair Value	2024 Result	2023 Result
SOFR:
increase causes fair value to increase; decrease causes fair value to decrease	Decrease to fair value	Increase to fair value
Risk free rate:
increase causes fair value to decrease; decrease causes fair value to increase	Increase to fair value	Increase to fair value

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

RESULTS OF CONTINUING OPERATIONS

A reconciliation of total segment operating income to net (loss) income for the years ended December 31, 2024 and December 31, 2023 is presented in Table 1 below:

Table 1 Segment Operating Income for the Years Ended December 31, 2024 and December 31, 2023

For the years ended December 31 (in thousands of dollars)

	2024	2023	Change
Segment operating income
Extended Warranty	5,942	6,983	(1,041)
Kingsway Search Xcelerator	5,662	5,252	410
Total segment operating income	11,604	12,235	(631)
Net investment income	1,432	1,804	(372)
Net realized gains	1,557	761	796
Net (loss) gain on equity investments	(3)	3,397	(3,400)
Gain on change in fair value of limited liability investments, at fair value	342	78	264
Net change in unrealized gain on private company investments	—	63	(63)
Impairment losses on investments	—	(229)	229
Loss on change in fair value of derivative asset option contracts	—	(1,366)	1,366
Interest expense	(4,790)	(6,250)	1,460
General and administrative expenses and other revenue not allocated to segments, net	(8,892)	(12,823)	3,931
Amortization of intangible assets	(6,304)	(5,909)	(395)
Impairment of goodwill and intangible assets	(2,848)	—	(2,848)
Loss on change in fair value of debt	(198)	(68)	(130)
Gain on disposal of subsidiary	—	342	(342)
(Loss) gain on extinguishment of debt	(160)	31,616	(31,776)
(Loss) income from continuing operations before income tax benefit	(8,260)	23,651	(31,911)
Income tax benefit	(147)	(1,899)	1,752
(Loss) income from continuing operations	(8,113)	25,550	(33,663)
Income from discontinued operations, net of taxes	438	450	(12)
Loss on disposal of discontinued operations, net of taxes	(620)	(1,988)	1,368
Net (loss) income	(8,295)	24,012	(32,307)

Segment Operating Income, (Loss) Income from Continuing Operations and Net (Loss) Income

For the year ended December 31, 2024, we reported segment operating income of $11.6 million compared to $12.2 million for the year ended December 31, 2023.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

For the year ended December 31, 2024, we reported loss from continuing operations of $8.1 million compared to income from continuing operations of $25.6 million for the year ended December 31, 2023.

For the year ended December 31, 2024, we reported net loss of $8.3 million compared to net income of $24.0 million for the year ended December 31, 2023.  For the years ended December 31, 2024 and December 31, 2023, the income from discontinued operations and the loss on disposal of discontinued operations is related to VA Lafayette. See to Note 5, "Disposal and Discontinued Operations," to the Consolidated Financial Statements, for further information related to the sale of VA Lafayette.

The discussion below highlights the key drivers of the current and prior year results.

Extended Warranty

The Extended Warranty service fee and commission revenue increased 1.0% (or $0.7 million) to $68.9 million for the year ended December 31, 2024 compared with $68.2 million for the year ended December 31, 2023, while cash sales were up 3.6% in 2024.  Service fee and commission revenue was impacted by the following in 2024:

•	A $0.4 million increase at Geminus, due to an increase in the number of contracts sold;
•	A $0.3 million increase at IWS, primarily due to an increase in both contracts sold and revenue per contract resulting from a significant improvement in sales at a key credit union and the onboarding of new credit unions in 2024;
•	A $0.1 million increase at Trinity, as an increase in the sale of warranty products more than offset a slight decline in maintenance revenue; and
•	A $0.2 million decrease at PWI. PWI had fewer contracts sold in 2024 than 2023; however, PWI’s cash sales were stronger in 2024 than in 2023.

The Extended Warranty operating income was $5.9 million for the year ended December 31, 2024 compared with $7.0 million for the year ended December 31, 2023.  We saw an increase in claims paid at our auto Extended Warranty companies, primarily due to inflationary pressures on the cost of parts and labor; however, the year-over-year increase was lower in the second half of 2024 than the first half.  The total number of claims was down 4.6% in 2024 compared to 2023.

Operating income was primarily impacted by the following:

•	A $0.1 million increase at Geminus to $0.6 million, as an increase in revenue and a decrease in general expenses were nearly offset by increased claims and commission expenses;
•	A $0.8 million decrease at PWI to $1.2 million, due to lower revenues and higher claims expense and commission expense, which more than offset the benefits from lower general and administrative expenses compared to 2023;
•

A $0.3 million decrease at IWS to $3.0 million, primarily due to higher claims, commission expense and general and administrative expenses; which more than offset the benefits from higher revenue compared to 2023; and

•	Trinity operating income remained flat at $1.1 million in both 2024 and 2023; margins improved in 2024 while 2023 included warranty profit share releases that did not occur in 2024.

Kingsway Search Xcelerator

The Kingsway Search Xcelerator revenue increased to $40.5 million for the year ended December 31, 2024 compared with $35.0 million for the year ended December 31, 2023.  Kingsway Search Xcelerator operating income was $5.7 million for the year ended December 31, 2024 compared with $5.3 million for the year ended December 31, 2023.  Revenue and operating income were primarily impacted by the following:

•

Ravix operating income decreased $0.1 million to $3.3 million, primarily due to decreased revenue, partially offset by a decrease in costs of services sold compared to 2023 (gross margin improved 200 bps in 2024 compared to 2023);

•	SNS operating income decreased by $1.3 million to $0.3 million, primarily due to a decrease in revenue and higher general and administration expenses, partially offset by lower cost of sales compared to 2023 gross margin was essentially flat in 2024 and SNS had significantly more travel shifts in the second half of 2024 than the first half;
•	CSuite operating loss increased $0.1 million to $0.1 million, primarily due to a decrease in revenue, partially offset by lower cost of sales and general and administrative expenses compared to 2023;
•	The inclusion of DDI for twelve months during 2024 following its acquisition effective October 26, 2023. During 2024, DDI had revenue and operating income of $5.8 million and $1.0 million, respectively, added more hospital locations and opened a second monitoring facility in Salt Lake City, UT that will support future growth;
•	The inclusion of SPI for twelve months during 2024 following its acquisition effective September 7, 2023. For 2024, SPI had revenue and operating income of $3.5 million and $0.4 million, respectively; and
•	The revenue and operating income derived from Image Solutions, which was acquired on September 26, 2024. Image Solutions had revenue and operating income of $2.5 million and $0.6 million, respectively, from its date of acquisition through December 31, 2024.

Net Investment Income

Net investment income was $1.4 million in 2024 compared to $1.8 million in 2023. The decrease in 2024 primarily relates to less income from cash equivalents, as a result of a decrease in the cash equivalents balance (in the first quarter of 2023 the Company was holding cash that was used to repurchase some of its subordinated debt), more equity pick-up loss related to limited liability investments and less preferred interest income at Argo Holdings Fund I, LLC ("Argo Holdings"). These decreases were partially offset by an increase in investment income from fixed maturities and interest income related to the significant financing component for certain SPI contracts.

Net Realized Gains

The Company recorded net realized gains of $1.6 million in 2024 compared to $0.8 million in 2023.  The net realized gains for 2024 primarily relate to realized gains recognized by Argo Holdings and a net realized gain related to the sale of one of the private company investments. The net realized gains for 2023 primarily relate to realized gains recognized by Argo Holdings and net realized gains on sales of limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Net (Loss) Gain on Equity Investments

Net loss on equity investments was less than $0.1 million in 2024 compared to a net gain of $3.4 million in 2023.  The net gain for 2023 primarily relates to the Company's former investment in Limbach Holdings, Inc. ("Limbach").  Prior to the second quarter of 2023, the Company held warrants in Limbach.  During the first quarter of 2023, the underlying common stock price of Limbach increased, resulting in an increase in the fair value of the warrants held at March 31, 2023.  During the second quarter of 2023, the Company completed a cashless exercise of its Limbach warrants.  During the third quarter of 2023, the Company sold all of its shares of Limbach common stock.

Gain on Change in Fair Value of Limited Liability Investments, at Fair Value

Gain on change in fair value of limited liability investments, at fair value was $0.3 million in 2024 compared to $0.1 million in 2023. The gain for the year ended December 31, 2024 represents an increase in fair value related to Argo Holdings.  The gain for the year ended December 31, 2023 represents an increase in fair value of $0.7 million related to Argo Holdings, partially offset by a decrease in fair value of $0.6 million related to Net Lease Investment Grade Portfolio LLC ("Net Lease").  During the second quarter of 2023, the Company recorded the sale of Net Lease's final investment property, and as such, Argo Holdings is the only asset group left in this category.

Loss on Change in Fair Value of Derivative Asset Option Contracts

Loss on change in fair value of derivative asset option contracts was zero in 2024 compared to $1.4 million in 2023.  The derivative contract relates to three trust preferred debt repurchase option agreements the Company entered into during the third quarter of 2022.  The Company exercised the repurchase options during the first quarter of 2023.

Refer to Note 11, "Derivatives," to the Consolidated Financial Statements, for further information on the option agreements.

Interest Expense

Interest expense for 2024 was $4.8 million compared to $6.4 million in 2023. The decrease in 2024 is primarily attributable to:

•

A decrease of $2.0 million on the Company’s subordinated debt. On March 22, 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  As a result, interest expense for 2024 and the last three quarters of 2023 relates only to the one remaining TruPs debt instrument outstanding.  The Company's subordinated debt bore interest at the rate of LIBOR, plus spreads ranging from 3.85% to 4.20%.  Effective July 3, 2023, the index used for determining the interest rate for the remaining trust preferred debt instrument converted from LIBOR to CME Term SOFR;

•	A decrease of $0.1 million related to the 2021 Ravix Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75% (current rate of 8.00%);
•	A decrease of $0.1 million related to the 2022 Ravix Loan, which has an annual interest rate equal to the Prime Rate plus 0.75% (current rate of 8.25%);
•	A decrease of $0.2 million related to the SNS Loan, which has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%);
•

An increase of $0.4 million related to the $6.0 million DDI Loan, which was effective October 26, 2023 and has an annual interest rate equal to the Prime Rate plus 0.5%, or 5.00% (current rate of 8.00%);

•

An increase of $0.2 million related to the 2020 KWH Loan. During the first quarter of 2024, KWH borrowed $3.5 million under the KWH DDTL and an additional $0.5 million under the KWH Revolver. Also during the first quarter of 2024, the KWH swap expired. During the second quarter of 2024, KWH entered into an amendment to the 2020 KWH Loan whereby KWH borrowed $15.0 million and used the proceeds to repay the existing loan balances. During the third quarter of 2024, KWH borrowed $5.5 million under the KWH DDTL and $1.0 million under the KWH Revolver. During the fourth quarter of 2024, KWH borrowed an additional $0.5 million under the KWH DDTL. These events resulted in higher interest expense related to the KWH Loan during 2024 compared to 2023; and

•

An increase of $0.2 million related to the new $7.75 million Image Solutions Loan, which was effective September 26, 2024 and has an annual interest rate equal to the Prime Rate plus 0.5%, or 7.25% (current rate of 8.00%).

See Note 12, "Debt," to the Consolidated Financial Statements, for further details.

General and Administrative Expenses and Other Revenue not Allocated to Segments, Net

General and administrative expenses and other revenue not allocated to segments was a net expense of $8.9 million in 2024 compared to $12.8 million in 2023.  Included are primarily expenses associated with our corporate holding company, as well as revenue and expenses associated with our various other investments that are accounted for on a consolidated basis.

The decrease in net expense for 2024 is primarily attributable to management fees of $1.8 million paid to the external managers of two previously consolidated entities during 2023; as well as lower general expenses in 2024 compared to 2023.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $2.8 million in 2024 compared to zero in 2023.  The Company's goodwill and indefinite-lived intangible assets are assessed for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Based on the quantitative assessment performed at November 30, 2024, the Company recorded a goodwill impairment charge of $0.7 million during 2024 related to the Argo Management reporting unit.  No impairment charges were recorded against goodwill for the Company's other reporting units in 2024, as the estimated fair values of the Company's other reporting units exceeded their respective carrying values.

The Company's indefinite-lived intangible assets consist of trade names.  At March 31, 2024, June 30, 2024, September 30, 2024 and November 30, 2024, the Company determined that certain of its trade name intangible assets should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon this assessment, the Company recorded an impairment charge of $2.1 million during 2024 related to the SNS, CSuite and Ravix indefinite-lived trade names.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.

Loss on Change in Fair Value of Debt

The loss on change in fair value of debt amounted to $0.2 million in 2024 compared to $0.1 million in 2023.  During the first quarter of 2023, the Company repurchased TruPs debt having a principal amount of $75.5 million.  The change in fair value related to the repurchased TruPs debt was a gain of $0.3 million and the change in fair value related to the remaining TruPs debt instrument was a loss of $0.3 million during the year ended December 31, 2023.

The loss for 2024 and 2023 reflects changes in the fair value of the subordinated debt resulting primarily from changes in interest rates used (not related to instrument-specific credit risk).  See "Debt" section below for further information.

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

(Loss) Gain on Extinguishment of Debt

During the second quarter of 2024, there was a modification to the 2020 KWH Loan.  During 2024, loss on extinguishment of debt of $0.2 million relates to the write-down of the unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date, since the original debt was fully repaid as part of the modification.

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

See Note 12, "Debt," to the Consolidated Financial Statements, for further discussion.

Income Tax Benefit

Income tax benefit for 2024 was $0.1 million compared to $1.9 million in 2023. The 2024 and 2023 income tax benefit is primarily related to:

•

An income tax benefit of $0.2 million and zero in 2024 and 2023, respectively, for the partial release of the Company’s deferred income tax valuation allowance associated with business interest expense with an indefinite life;

•

An income tax expense of $0.1 million and an income tax benefit of $2.1 million in 2024 and 2023, respectively, for the change in the Company’s deferred tax valuation allowance related to acquired deferred tax liabilities;

•	An income tax benefit of $0.2 million and an income tax expense of $0.2 million in 2024 and 2023, respectively, relating to a change in indefinite life deferred income tax liabilities; and
•	An income tax expense of $0.2 million and an income tax benefit of less than $0.1 million in 2024 and 2023, respectively, for state income taxes.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

See Note 15, "Income Taxes," to the Consolidated Financial Statements, for additional detail of the income tax benefit recorded for the years ended December 31, 2024 and December 31, 2023, respectively.

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

•

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings. The difference between the end of the reporting period of the limited liability investment, at fair value and that of the Company is no more than three months.

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

At December 31, 2024, we held cash and cash equivalents, restricted cash and investments with a carrying value of $54.5 million.  Our operations typically invest in U.S. dollar-denominated instruments to mitigate their exposure to currency rate fluctuations.

Table 2 below summarizes the carrying value of investments, including cash and cash equivalents and restricted cash, at the dates indicated.

TABLE 2 Carrying value of investments, including cash and cash equivalents and restricted cash

As of December 31 (in thousands of dollars, except for percentages)

Type of investment	2024	% of Total	2023	% of Total
Fixed maturities:
U.S. government, government agencies and authorities	13,354	24.5%	12,997	21.9%
States, municipalities and political subdivisions	2,775	5.1%	2,783	4.7%
Mortgage-backed	9,886	18.1%	9,253	15.6%
Asset-backed	1,326	2.4%	1,210	2.0%
Corporate	9,622	17.7%	10,230	17.2%
Total fixed maturities	36,963	67.9%	36,473	61.4%
Equity investments	—	—%	79	0.1%
Limited liability investments	650	1.2%	812	1.4%
Limited liability investment, at fair value	2,859	5.2%	3,496	5.9%
Investments in private companies	696	1.3%	854	1.4%
Other investments	—	—%	6	0.0%
Short-term investments	169	0.3%	161	0.3%
Total investments	41,337	75.9%	41,881	70.5%
Cash and cash equivalents	5,493	10.1%	9,098	15.4%
Restricted cash	7,643	14.0%	8,400	14.1%
Total	54,473	100.0%	59,379	100.0%

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

The Company's fixed maturities are subject to declines in fair value below amortized cost that may result in the recognition of impairment losses in net (loss) income.  If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the consolidated statements of operations in the period that the declines are evaluated. The Company performs a quarterly analysis of its available for-sale fixed maturity investments and other investments to determine if an impairment loss has occurred. As a result of the analysis performed, the Company recorded an impairment loss related to other investments of zero and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively, which are included in impairment losses on investments in the consolidated statements of operations. There were no impairment losses recorded related to available-for-sale fixed maturity investments during the years ended December 31, 2024 and December 31, 2023.

The Company recorded impairment write-downs related to limited liability investments of zero and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, which are included in impairment losses on investments in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

There were no write-downs recorded for impairments related to investments in private companies for the years ended December 31, 2024 and December 31, 2023.

At December 31, 2024 and December 31, 2023, the gross unrealized losses for fixed maturities amounted to $1.2 million and $1.7 million, and there were no unrealized losses attributable to non-investment grade fixed maturities.

DEBT

The principal and carrying value of the Company’s debt instruments at December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	December 31, 2024		December 31, 2023
	Principal	Carrying Value	Principal	Carrying Value
Bank loans:
2021 Ravix Loan	$2,288	$2,288	$4,650	$4,650
2022 Ravix Loan	4,300	4,182	4,925	4,769
2022 Ravix Revolver	500	500	—	—
SNS Term Loan	3,842	3,779	5,142	5,063
SNS Revolver	450	450	—	—
DDI Loan	5,507	5,452	5,600	5,534
Image Solutions Loan	7,556	7,399	—	—
2020 KWH Term Loan	—	—	10,479	10,306
2024 KWH Term Loan	13,313	13,228	—	—
2024 KWH DDTL	5,850	5,850	—	—
KWH Revolver	1,000	1,000	500	500
Total bank loans	44,606	44,128	31,296	30,822
Subordinated debt	15,000	13,409	15,000	13,594
Total	$59,606	$57,537	$46,296	$44,416

See Note 12, " Debt," to the Consolidated Financial Statements for a detailed discussion of the Company’s debt instruments.  Changes related to the Company’s debt during 2024 are further described below.

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

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the year ended December 31, 2024 since the original debt was fully repaid as part of the modification.

During the third quarter of 2024, the Company borrowed $5.5 million under the 2024 KWH DDTL and $1.0 million under the KWH Revolver.  During the fourth quarter of 2024, the Company borrowed an additional $0.5 million under the 2024 KWH DDTL. As of December 31, 2024, both the 2024 KWH DDTL and the KWH Revolver are fully drawn.

During the first quarter of 2024, the Company borrowed $0.2 million under the SNS Loan Revolver.  During the second quarter of 2024, the SNS Loan Revolver of $0.2 million was repaid.   During the fourth quarter of 2024, the Company borrowed $0.5 million under the SNS Loan Revolver.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.  At December 31, September 30, June 30 and March 31, 2024, the Company was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended December 31, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

On July 23, 2024, Ravix, Ravix LLC and CSuite entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.   The original 2021 Ravix Loan and the amended 2021 Ravix Loan were not deemed to be substantially different; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the original 2021 Ravix Loan.

On October 24, 2024, Ravix, Ravix LLC and CSuite entered into a third amendment to the 2021 Ravix Loan to extend the maturity date on the 2022 Ravix Revolver to February 13, 2025.

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan.

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan").  The Image Solutions Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At December 31, 2024, the interest rate was 8.00%. The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  As of December 31, 2024, there was no draw down on the Image Solutions Loan revolver.

On December 12, 2024, the DDI Loan was amended to change the maturity date on the revolver to be November 1, 2025.  No amounts have been drawn on the DDI Loan revolver.

Subordinated Debt

The Company's subordinated debt is measured and reported at fair value. At December 31, 2024, the carrying value of the subordinated debt is $13.4 million. The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. For a description of the market observable inputs and inputs developed by a third-party used in determining fair value of debt, see Note 23, "Fair Value of Financial Instruments," to the Consolidated Financial Statements.

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

KINGSWAY FINANCIAL SERVICES INC.
Management's Discussion and Analysis

Cash Flows from Continuing Operations

During 2024, the Company reported $0.6 million of net cash provided by operating activities from continuing operations, primarily due to operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During 2023, the Company reported $26.8 million of net cash used in operating activities from continuing operations, primarily due to:

•	Payment of deferred interest on the trust preferred debt instruments that were repurchased during the year ($16.1 million) and payment of deferred interest on the remaining trust preferred debt instrument ($5.0 million);
•	Outflows related to the payment of management fees to the managers of Net Lease and Flowers ($1.8 million); and
•	An indemnity payment to the buyer of the Company's former subsidiary, Mendota Insurance Company, related to loss and loss adjustment expenses ($2.0 million); all of which were partially offset by
•	Gain on equity investments; and
•	Operating income from the Extended Warranty and Kingsway Search Xcelerator segments.

During 2024, the net cash used in investing activities from continuing operations was $16.8 million. This use of cash was primarily attributed to:

•	The acquisition of Image Solutions in 2024, which totaled $20.1 million, net of cash acquired; partially offset by
•	Distributions received by Argo Holdings from four of its underlying limited liability investment companies;
•	Proceeds from the sale of a private company investment; and
•	Proceeds from the sale of VA Lafayette.

During 2023, the net cash provided by investing activities from continuing operations was $6.5 million. This source of cash was primarily attributed to:

•	Distributions received by the Company's former subsidiary, Net Lease, from one of its limited liability investment companies of $13.3 million;
•	Proceeds from sales and maturities of fixed maturities and sales of equity securities in excess of purchases of fixed maturities; and
•	The acquisitions of SPI and DDI in 2023, which totaled $13.6 million, net of cash acquired.

During 2024, the net cash provided by financing activities from continuing operations was $11.9 million, primarily attributed to:

•	Principal proceeds from bank loans of $34.6 million; and
•	Proceeds from the issuance of Class B preferred stock of $8.3 million; partially offset by
•	Principal repayments on bank loans of $21.6 million;
•	Cash paid for repurchases of common stock of $2.5 million;
•	Cash paid to acquire the IWS noncontrolling interest of $2.5 million;
•	Taxes paid related to net share settlements of restricted stock awards of $2.3 million;
•	Distributions to noncontrolling interest holders of $1.4 million; and
•	Cash paid to settle a portion of the Ravix contingent consideration liability of $0.7 million.

During 2023, the net cash used in financing activities from continuing operations was $39.4 million, primarily attributed to:

•	The repurchase of five of the TruPs for 40.3 million;
•	Principal repayments on bank loans of $9.1 million;
•	Distributions to noncontrolling interest holders of $4.0 million; and
•	Cash paid for repurchase of warrants of $4.0 million and common stock of $3.2 million, partially offset by
•	Proceeds from the exercise of warrants (reducing the use of cash) of $16.7 million and net proceeds from bank loans of $5.5 million related to the DDI Loan.

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

The holding company’s liquidity, defined as the amount of cash in the bank accounts of Kingsway Financial Services Inc. and Kingsway America Inc., was $0.9 million and $4.3 million at December 31, 2024 and December 31, 2023, respectively, which excludes future actions available to the holding company that could be taken to generate liquidity. Such future actions include, but are not limited to, issuance of equity securities and distributions from the Extended Warranty and Kingsway Search Xcelerator operating companies subject to certain loan covenants that may be in place at each operating company.  The holding company cash amounts are reflected in the cash and cash equivalents of $5.5 million and $9.1 million reported at December 31, 2024 and December 31, 2023, respectively, on the Company’s consolidated balance sheets.

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

CONTRACTUAL OBLIGATIONS

Table 3 summarizes cash disbursements related to the Company's contractual obligations projected by period, including debt maturities, interest payments on outstanding debt and future minimum payments under operating leases. Interest payments on outstanding debt in Table 3 related to the subordinated debt, the 2024 KWH Loan, the 2021 Ravix Loan, the 2022 Ravix Loan, the SNS Loan, the DDI Loan and the Image Solutions Loan assume the variable rates remain constant throughout the projection period. Future minimum lease payments in Table 3 include payments on leases for office space that are included in total lease liabilities in Note 13," Leases," to the Consolidated Financial Statements, as well as payments for short-term leases and equipment leases.

TABLE 3 Cash payments related to contractual obligations projected by period

As of December 31, 2024 (in thousands of dollars)

	2025	2026	2027	2028	2029	Thereafter	Total
Bank loans	9,428	7,850	7,972	5,879	11,539	1,938	44,606
Subordinated debt	—	—	—	—	—	15,000	15,000
Interest payments on outstanding debt	4,530	3,873	3,239	2,686	1,883	4,856	21,067
Future minimum lease payments	895	751	594	331	225	411	3,207
Total	14,853	12,474	11,805	8,896	13,647	22,205	83,880

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

Kingsway Financial Services Inc.

KINGSWAY FINANCIAL SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kingsway Financial Services Inc. (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years then ended; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements; maintaining effective internal control over financial reporting; and its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

KINGSWAY FINANCIAL SERVICES INC.

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Extended Warranty Segment - Refer to Notes 2 and 14 to the Financial Statements

Critical Audit Matter Description

The Company's revenue from contracts with customers (ASC 606) includes extended warranty service fee and commission income, which is composed of multiple revenue streams, including vehicle service agreement fees, guaranteed asset protection commissions, maintenance support service fees, and warranty product commissions. Accordingly, the application of revenue recognition policies for the extended warranty segment requires the Company to exercise significant judgment in the following areas:

●	Determination of whether individual services are promises that are considered distinct performance obligations
●	Assessment of variable consideration attributable to each contract and the related estimates of variable consideration, which are significant in vehicle service contracts, based on refund rights provided to the customer under vehicle service contracts and related business practices
●	Assessment of the transaction price, including the impact of various dealer and partner incentive and rebate programs, which are considered contract acquisition costs
●	For performance obligations satisfied over time, the selection of an appropriate methodology that best depicts the transfer of services to the customer under the contract

For these reasons, we identified revenue recognition for the extended warranty segment as a critical audit matter, as it involved especially subjective auditor judgment.

KINGSWAY FINANCIAL SERVICES INC.

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among other procedures:

●	We obtained an understanding of the processes and internal controls related to each significant revenue-generating activity within scope of ASC 606.
●	We evaluated the Company's application of the portfolio approach to individual groups of contracts to ensure the application was in compliance with ASC 606
●	We tested the determination of individual performance obligations identified by management to ensure distinct performance obligations identified were consistent with the underlying contracts. We also tested whether all distinct performance obligations within each contract were complete and reflected all material promises that are capable of being distinct.
●	We evaluated and tested the key judgments applied by management, including the following:
o	Estimating variable consideration, primarily related to refund liabilities on vehicle service contracts, based on historical patterns and future expectations of customer refund requests. We tested the estimated amount of expected refunds, including management’s assessment of refund rates, on each significant type of warranty contract to assess the overall reasonableness of the refund liabilities.
o	Determining whether certain incentive payments to dealers and partners were considered customer acquisition costs and should be included in the determination of the overall transaction price by examining the underlying program agreements and related business practices followed by the Company.
o	Application of over-time recognition patterns, including management’s estimates related to claims emergence patterns, for each separate group of contracts that possess similar characteristics that faithfully represent the transfer of services to the customer. We tested warranty contracts at the warranty company subsidiaries to determine the accuracy and consistency of the application of the claim emergence patterns to the warranty contract transaction price.

Indefinite-lived Intangible Asset Impairment Assessment - Certain Trade Name Intangible Assets in the Kingsway Search Xcelerator (KSX) Segment - Refer to Notes 2 and 9 to the Financial Statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets consist of trade names with a balance of $16.2 million as of December 31, 2024, of which a portion relates to certain trade name intangibles in the KSX segment. Indefinite-lived intangible assets are tested annually for impairment at November 30, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset may be impaired. During 2024, management performed quantitative analyses for the impairment assessment of indefinite-lived intangible assets, which identified impairments. The impairment assessment requires the Company to exercise significant judgment in the following areas:

●	Determining an appropriate method to determine fair value of the Company’s trade name assets. Management uses a form of the income approach referred to as the “relief-from-royalty” method.
●	Determining the fair value of trade name assets involves the use of significant estimates and assumptions, including projections of future revenue and the selection of discount and royalty rates.

KINGSWAY FINANCIAL SERVICES INC.

To the Stockholders and Board of Directors of Kingsway Financial Services Inc.

The principal considerations for our determination that performing procedures relating to impairment assessment of certain KSX segment trade name assets are a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of those trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of future revenue and the selection of discount and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among other procedures:

●	We tested management’s process for developing the fair value estimates of certain KSX segment indefinite-lived trade name assets, which included:
o	Evaluating the appropriateness of the relief-from-royalty method used by management.
o	Testing the completeness and accuracy of underlying data and calculations used in the relief-from- royalty method.
o	Evaluating the reasonableness of the significant assumptions used by management related to projections of future revenue, the discount rate, and the royalty rate. Evaluating management’s assumptions related to projected revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the companies associated with the trade names, (ii) the consistency with industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	We utilized professionals from our firm with specialized skill and knowledge to assist in evaluating the appropriateness of the relief-from-royalty method and the reasonableness of the discount rate and royalty rate assumptions.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2020.

Chicago, Illinois

March 17, 2025

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturities, at fair value (amortized cost of $38,117 and $38,107, respectively)	$36,963	$36,473
Equity investments, at fair value (cost of $10 and $73, respectively)	—	79
Limited liability investments	650	812
Limited liability investment, at fair value	2,859	3,496
Investments in private companies, at adjusted cost	696	854
Other investments, at cost which approximates fair value (net of allowance of $179 and $179, respectively)	—	6
Short-term investments, at cost which approximates fair value	169	161
Total investments	41,337	41,881
Cash and cash equivalents	5,493	9,098
Restricted cash	7,643	8,400
Accrued investment income	841	914
Service fee receivable, net of allowance for credit losses of $626 and $243, respectively	9,361	10,083
Other receivables, net of allowance of $5 and $5, respectively	1,000	726
Deferred contract costs	13,889	13,734
Income taxes receivable	574	1,299
Property and equipment, net of accumulated depreciation of $1,720 and $1,158, respectively	1,567	1,850
Right-of-use asset	2,390	886
Goodwill	56,524	50,358
Intangible assets, net of accumulated amortization of $34,442 and $28,137, respectively	40,049	35,670
Other assets	5,948	5,066
Assets held for sale	—	17,752
Total Assets	$186,616	$197,717
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$20,616	$22,342
Deferred service fees	83,108	83,995
Bank loans	44,128	30,822
Subordinated debt, at fair value	13,409	13,594
Lease liability	2,682	1,198
Net deferred income tax liabilities	4,371	5,041
Liabilities held for sale	—	16,114
Total Liabilities	168,314	173,106
Redeemable Class B preferred stock, $0.01 par value; 330,000 authorized, issued and outstanding at December 31, 2024; redemption amount of $8,250 at December 31, 2024	8,250	—
Shareholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized; 28,119,776 and 27,771,790 issued at December 31, 2024 and December 31, 2023, respectively; and 27,136,749 and 27,101,613 outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	376,784	379,813
Treasury stock, at cost; 983,027 and 670,177 outstanding at December 31, 2024 and December 31, 2023, respectively	(6,200)	(3,696)
Accumulated deficit	(361,453)	(346,868)
Accumulated other comprehensive loss	(718)	(1,540)
Shareholders' equity attributable to common shareholders	8,413	27,709
Noncontrolling interests in consolidated subsidiaries	1,639	(3,098)
Total Shareholders' Equity	10,052	24,611
Total Liabilities, Class B preferred stock and Shareholders' Equity	$186,616	$197,717

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2024	2023
Revenues:
Service fee and commission revenue	$109,382	$103,244
Total revenues	109,382	103,244
Operating expenses:
Claims authorized on vehicle service agreements	24,577	23,066
Commissions	10,983	10,208
Cost of services sold	26,735	27,211
General and administrative expenses	44,925	41,805
Total operating expenses	107,220	102,290
Operating income	2,162	954
Other revenues (expenses), net:
Net investment income	1,432	1,804
Net realized gains	1,557	761
Net (loss) gain on equity investments	(3)	3,397
Gain on change in fair value of limited liability investments, at fair value	342	78
Net change in unrealized gain on private company investments	—	63
Impairment losses on investments	—	(229)
Loss on change in fair value of derivative asset option contracts	—	(1,366)
Non-operating other revenue (expense)	550	(1,542)
Interest expense	(4,790)	(6,250)
Amortization of intangible assets	(6,304)	(5,909)
Impairment of goodwill and intangible assets	(2,848)	—
Loss on change in fair value of debt	(198)	(68)
Gain on disposal of subsidiary	—	342
(Loss) gain on extinguishment of debt	(160)	31,616
Total other (expenses) revenue, net	(10,422)	22,697
(Loss) income from continuing operations before income tax benefit	(8,260)	23,651
Income tax benefit	(147)	(1,899)
(Loss) income from continuing operations	(8,113)	25,550
Income from discontinued operations, net of taxes	438	450
Loss on disposal of discontinued operations, net of taxes	(620)	(1,988)
Net (loss) income	(8,295)	24,012
Less: Net income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	977	453
Less: Dividends on preferred stock	179	74
Net (loss) income attributable to common shareholders	$(9,451)	$23,485

Net (loss) income from continuing operations attributable to common shareholders	$(9,269)	$25,023
Net loss from discontinued operations attributable to common shareholders	(182)	(1,538)
Net (loss) income attributable to common shareholders	$(9,451)	$23,485

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.34)	$0.97
Discontinued operations	$(0.01)	$(0.06)
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.35)	$0.91
Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.34)	$0.95
Discontinued operations	$(0.01)	$(0.06)
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.35)	$0.89
Weighted average shares outstanding (in ‘000s):
Basic:	27,192	25,713
Diluted:	27,192	26,448

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2024	2023

Net (loss) income	$(8,295)	$24,012
Other comprehensive income (loss), net of taxes(1):
Unrealized gains (losses) on available-for-sale investments:
Unrealized gains arising during the period	642	1,095
Reclassification adjustment for amounts included in net (loss) income	(164)	(197)
Change in fair value of debt attributable to instrument-specific credit risk:
Unrealized gains (losses) arising during the period	383	(1,836)
Reclassification adjustment for amounts included in net (loss) income	—	(27,177)
Other comprehensive income (loss), net of taxes(1)	861	(28,115)
Comprehensive loss	$(7,434)	$(4,103)
Less: comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	987	483
Comprehensive loss attributable to common shareholders	$(8,421)	$(4,586)
(1) Net of income tax benefit of $0 and $0 in 2024 and 2023, respectively

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

							Shareholders'
						Accumulated	Equity	Noncontrolling
			Additional			Other	Attributable to	Interests in	Total
			Paid-in	Treasury	Accumulated	Comprehensive	Common	Consolidated	Shareholders'
	Common Stock		Capital	Stock	Deficit	Income (Loss)	Shareholders	Subsidiaries	Equity
	Shares	Amount
Balance, December 31, 2022	23,190,080	$—	$359,985	$(492)	$(370,427)	$26,605	15,671	$437	$16,108
Vesting of restricted stock awards	119,289	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(52,521)	—	(450)	—	—	—	(450)	—	(450)
Conversion of redeemable Class A preferred stock to common stock	935,831	—	6,086	—	—	—	6,086	—	6,086
Exercise of Series B warrants	3,331,661	—	16,658	—	—	—	16,658	—	16,658
Repurchases of Series B warrants	—	—	(4,031)	—	—	—	(4,031)	—	(4,031)
Net income	—	—	—	—	23,559	—	23,559	453	24,012
Preferred stock dividends	—	—	(74)	—	—	—	(74)	—	(74)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4,018)	(4,018)
Repurchases of common stock	(422,727)	—	—	(3,204)	—	—	(3,204)	—	(3,204)
Other comprehensive (loss) income	—	—	—	—	—	(28,145)	(28,145)	30	(28,115)
Stock-based compensation	—	—	1,639	—	—	—	1,639	—	1,639
Balance, December 31, 2023	27,101,613	$—	$379,813	$(3,696)	$(346,868)	$(1,540)	27,709	$(3,098)	$24,611
Vesting of restricted stock awards, net of share settlements for tax withholdings	626,390	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of restricted stock awards	(278,404)	—	(2,314)	—	—	—	(2,314)	—	(2,314)
Purchase of noncontrolling interest	—	—	(2,500)	—	2,357	(29)	(172)	(2,328)	(2,500)
Net loss	—	—	—	—	(9,272)	—	(9,272)	977	(8,295)
Preferred stock dividends	—	—	—	—	(179)	—	(179)	—	(179)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,413)	(1,413)
Dissolution of noncontrolling interest	—	—	—	—	(7,491)	—	(7,491)	7,491	—
Repurchases of common stock	(312,850)	—	—	(2,504)	—	—	(2,504)	—	(2,504)
Other comprehensive income	—	—	—	—	—	851	851	10	861
Stock-based compensation	—	—	1,785	—	—	—	1,785	—	1,785
Balance, December 31, 2024	27,136,749	$—	$376,784	$(6,200)	$(361,453)	$(718)	$8,413	$1,639	$10,052

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities:
Net (loss) income	$(8,295)	$24,012
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(438)	(450)
Loss on disposal of discontinued operations, net of taxes	620	1,988
Equity in net loss of limited liability investments	162	44
Depreciation and amortization expense	6,997	6,220
Stock-based compensation expense	1,785	1,639
Net realized gains	(1,557)	(761)
Net loss (gain) on equity investments	3	(3,397)
Gain on change in fair value of limited liability investment, at fair value	(342)	(78)
Net change in unrealized gain on private company investments	—	(63)
Impairment of goodwill and intangible assets	2,848	—
Loss on change in fair value of debt	198	68
Loss on change in fair value of derivatives	49	1,643
Loss on change in fair value of contingent consideration	270	262
Deferred income taxes, adjusted for SPI and DDI liabilities assumed in 2023	(537)	(1,924)
Impairment losses on investments	—	229
Amortization of fixed maturities premiums and discounts	(23)	19
Gain on disposal of subsidiary	—	(342)
Loss (gain) on extinguishment of debt	160	(31,616)
Changes in operating assets and liabilities:
Service fee receivable, net, adjusted for Image Solutions (2024) and SPI and DDI (2023) acquired	1,270	1,123
Other receivables, net, adjusted for Image Solutions assets acquired in 2024	(163)	2,546
Deferred contract costs	(155)	(477)
Other assets, adjusted for Image Solutions (2024) and SPI and DDI (2023) assets acquired	(270)	945
Deferred service fees, adjusted for SPI liabilities assumed in 2023	(887)	859
Other, net, adjusted for Image Solutions (2024) and SPI and DDI (2023) assets acquired and liabilities assumed	(1,091)	(29,338)
Cash provided by (used in) operating activities - continuing operations	605	(26,849)
Cash provided by operating activities - discontinued operations	462	663
Net cash provided by (used in) operating activities	1,067	(26,186)
Investing activities:
Proceeds from sales and maturities of fixed maturities	7,845	8,468
Proceeds from sales of equity investments	77	3,471
Purchases of fixed maturities	(7,760)	(6,467)
Net proceeds from limited liability investments	4	314
Net proceeds from limited liability investments, at fair value	2,347	14,123
Net proceeds from investments in private companies	270	39
Net proceeds from other investments and short-term investments	(2)	16
Net proceeds from disposal of subsidiary	—	342
Net proceeds from sale of discontinued operations	1,136	—
Acquisition of business, net of cash acquired	(20,054)	(13,633)
Net purchases of property and equipment, adjusted for Image Solutions (2024) and DDI (2023) assets acquired	(709)	(205)
Cash (used in) provided by investing activities - continuing operations	(16,846)	6,468
Cash used in investing activities - discontinued operations	—	(11)
Net cash (used in) provided by investing activities	(16,846)	6,457
Financing activities:
Proceeds from exercise of warrants	—	16,658
Cash paid for repurchase of warrants	—	(4,031)
Proceeds from issuance of preferred stock	8,250	—
Cash paid for repurchase of common stock	(2,504)	(3,204)
Cash paid to acquire noncontrolling interest	(2,500)	—
Distributions to noncontrolling interest holders	(1,413)	(4,018)
Payment of contingent consideration from acquisition	(650)	(375)
Taxes paid related to net share settlements of restricted stock awards	(2,314)	(450)
Principal proceeds from bank loans, net of debt issuance costs of $287 in 2024 and $68 in 2023	34,613	5,533
Principal payments on bank loans	(21,590)	(9,113)
Purchase of subordinated debt	—	(40,328)
Payment of debt issuance costs	—	(25)
Payment of preferred stock dividends	(13)	—
Cash provided by (used in) financing activities - continuing operations	11,879	(39,353)
Cash used in financing activities - discontinued operations	(435)	(610)
Net cash provided by (used in) financing activities	11,444	(39,963)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(4,362)	(59,734)
Cash and cash equivalents and restricted cash at beginning of period	18,110	77,802
Less: cash and cash equivalents and restricted cash of discontinued operations	612	570
Cash and cash equivalents and restricted cash of continuing operations at beginning of period	17,498	77,232
Cash and cash equivalents and restricted cash of continuing operations at end of period	$13,136	$17,498

KINGSWAY FINANCIAL SERVICES INC.

(in thousands)	December 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,493	$9,098
Restricted cash	7,643	8,400
Cash and cash equivalents and restricted cash per statements of cash flows	$13,136	$17,498

	Years ended December 31,
(in thousands)	2024	2023
Supplemental disclosures of cash flows information:
Cash paid (received) by continuing operations during the year for:
Interest	$4,659	$24,581
Income taxes	$(112)	$1,894
Non-cash investing and financing activities from continuing operations:
Conversion of redeemable Class A preferred stock to common stock	$—	$6,086
Accrued dividends on Class B preferred stock (2024) and Class A preferred stock (2023) issued	$166	$74

See accompanying notes to Consolidated Financial Statements.

KINGSWAY FINANCIAL SERVICES INC.

Notes to Consolidated Financial Statements

NOTE 1 BUSINESS

Kingsway Financial Services Inc. (the "Company" or "Kingsway") was incorporated under the Business Corporations Act (Ontario) on September 19, 1989. Effective December 31, 2018, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. Kingsway is a holding company with operating subsidiaries located in the United States. The Company owns or controls subsidiaries primarily in the business services and extended warranty industries.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation:

The accompanying information in the 2024 Annual Report has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The consolidated financial statements are prepared as of December 31, 2024 based on individual company financial statements at the same date, or in the case of certain limited liability companies that are consolidated, on a three-month lag basis. Accounting policies of subsidiaries have been aligned where necessary to ensure consistency with those of Kingsway.

The Company's subsidiary, Argo Holdings Fund I, LLC ("Argo Holdings"), meets the definition of an investment company and follows the accounting and reporting guidance in Financial Accounting Standards Codification Topic 946, Financial Services-Investment Companies.

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

On July 25, 2024, the Company completed the purchase of the 10% interest in its subsidiary, IWS Acquisition Corporation ("IWS"), not previously owned by the Company.  Therefore, as of July 25, 2024, IWS became a wholly-owned subsidiary of the Company.

During the third quarter of 2024, the Company's subsidiary, CMC Industries Inc. ("CMC") and its subsidiaries Texas Rail Terminal LLC and TRT Leaseco, LLC ("TRT"), were legally dissolved.  As a result, the remaining equity related to CMC and its subsidiaries that was included in noncontrolling interests in consolidated subsidiaries is now included in accumulated deficit in the consolidated balance sheet at  December 31, 2024.

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

The critical accounting estimates and assumptions in the accompanying consolidated financial statements include, but are not limited to, revenue recognition; valuation of fixed maturity investments; impairment assessment of investments; valuation of limited liability investment, at fair value; valuation of deferred income taxes; accounting for business combinations; valuation and impairment assessment of intangible assets; goodwill recoverability; fair value assumptions for subordinated debt obligations; and fair value assumptions for subsidiary stock-based compensation awards.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

Investments in fixed maturities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax.

Equity investments include common stocks and are reported at fair value. Changes in fair value of equity investments are recognized in net (loss) income.

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

Limited liability investment, at fair value is accounted for at fair value with changes in fair value included in gain on change in fair value of limited liability investments, at fair value. The difference between the end of the reporting period of the limited liability investment, at fair value and that of the Company is no more than three months.

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

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  Incremental costs to obtain a contract with a customer primarily include sales commissions.  The Company capitalizes costs incurred to fulfill a contract if the costs are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered.  Costs to fulfill a contract include labor costs for set-up activities directly related to the acquisition of vehicle service agreements.  Contract costs are deferred and amortized over the expected customer relationship period consistent with the pattern in which the related revenues are earned.  Amortization of incremental costs to obtain a contract and costs to fulfill a contract are recorded in commissions and cost of services sold, respectively, in the consolidated statements of operations. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

(i)	Property and equipment:

Property and equipment are reported in the consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. The Company estimates useful life to be three to ten years for leasehold improvements; three to seven years for furniture and equipment; three to seven years for computer hardware; five years for medical equipment; and  five years for vehicles.

(j)	Inventory:

Inventory, which is included in other assets in the consolidated balance sheet, consists of printer and computer equipment, parts, supplies and software with a total value of $0.7 million at December 31, 2024.  The Company did not have inventory prior to the acquisition of Image Solutions, LLC on September 26, 2024.  Inventory is stated at the lower of cost or net realizable value and includes the product cost, inbound freight and warehousing costs, where applicable, and is maintained on the first-in, first-out method.  The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory.  An assessment is made periodically to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value.

(k)	Goodwill and intangible assets:

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Goodwill is tested for impairment annually as of November 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units and compares it to the carrying value. Any excess of a reporting unit's carrying value over its fair value is recognized as an impairment loss in the consolidated statements of operations in the period in which the impairment is determined.

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

(l)	Derivative financial instruments:

Derivative financial instruments included an interest rate swap contact and the trust preferred debt repurchase options.   The Company measures derivative financial instruments at fair value. The fair value of derivative financial instruments is required to be revalued each reporting period, with corresponding changes in fair value recorded in the consolidated statements of operations. Realized gains or losses are recognized upon settlement of the contracts.  Refer to Note 11, "Derivatives," for further information.

The Company entered into a pay fixed, receive variable interest rate swap contract to reduce its exposure to changes in interest rates.  The interest rate swap contract was included in other assets in the consolidated balance sheet at December 31, 2023. The Company had not elected hedge accounting for the interest rate swap, therefore changes in fair value were recorded in current period earnings and included in interest expense in the consolidated statements of operations.  On February 29, 2024, the interest rate swap matured and the Company did not enter into any additional interest rate swap agreement upon its expiration.

During the third quarter of 2022, the Company entered into three trust preferred debt repurchase option agreements. Changes in fair value were included in loss on change in fair value of derivative asset option contracts in the consolidated statement of operations. The Company exercised the repurchase options during the first quarter of 2023.

(m)	Debt:

Bank loans are reported in the consolidated balance sheets at par value adjusted for unamortized discount or premium and unamortized issuance costs. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized through the maturity date of the debt using the effective interest rate method and are recorded in interest expense in the consolidated statements of operations. Gains and losses on the extinguishment of debt are recorded in (loss) gain on extinguishment of debt.

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

(n)	Contingent consideration:

The consideration for certain of the Company's acquisitions include future payments to former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value at the date of acquisition and are included in accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. These fair value measurements are based on significant inputs not observable in the market. Changes in assumptions could have an impact on the payout of contingent consideration liabilities. Changes in fair value are reported in the consolidated statements of operations as non-operating other revenue (expense).

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

(p)	Leases:

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

The Company determines lease classification at the commencement date. Leases not classified as sales-type (lessor) or financing leases (lessor and lessee) are classified as operating leases. The primary accounting criteria the Company uses that results in operating lease classification are: (a) the lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease does not grant the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold in addition to other qualitative factors, the lease term is not for a major part of the remaining economic life of the underlying asset and, (d) using a ninety percent or more threshold in addition to other qualitative factors, the present value of the sum of the lease payments and residual value guarantee from the lessee, if any, does not equal or substantially exceed the fair value of the underlying asset.

As an accounting policy, the Company has elected not to apply the recognition requirements in ASC 842 to short-term leases (generally those with terms of twelve months or less). Instead, the Company recognizes the lease payments as expense on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred.

Rental expense for operating leases is recognized on a straight-line basis over the lease term, net of any applicable lease incentive amortization.

(q)	Redeemable preferred stock:

The Company accounts for its redeemable preferred stock in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.  The Company measures its redeemable preferred stock at its current redemption value plus dividends not currently declared or paid but which will be payable upon redemption.  Redeemable preferred stock with redemption features not solely within the control of the issuer are presented in temporary or mezzanine equity in the consolidated balance sheets.

(r)	Revenue recognition:

Service fee and commission revenue and contract balances

Service fee and commission revenue represents vehicle service agreement fees, guaranteed asset protection products ("GAP") commissions, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue and software license and support revenue based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

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

In certain jurisdictions the Company is required to refund to a customer a pro-rata share of the vehicle service agreement fees if a customer cancels the agreement prior to the end of the term. Depending on the jurisdiction, the Company may be entitled to deduct from the refund a cancellation fee and/or amounts for claims incurred prior to cancellation. While refunds vary depending on the term and type of product offered, historically refunds have averaged5.83% to 12.00% of the original amount of the vehicle service agreement fee. Revenues recorded by the Company are net of variable consideration related to refunds and the associated refund liability is included in accrued expenses and other liabilities. The Company estimates refunds based on the actual historical refund rates by warranty type taking into consideration current observable refund trends in estimating the expected amount of future customer refunds to be paid at each reporting period.

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

Business services consulting revenue includes the revenue from providing outsourced finance and human resources consulting services and information technology ("IT") managed services. The Company invoices for business services revenue based on contracted rates.  Revenue is earned over time as services are provided to the customer.

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

The fair values of the Company's investments in fixed maturities and equity investments, limited liability investment, at fair value, subordinated debt, derivative financial instruments and contingent consideration are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. Fair values for other investments approximate their unpaid principal balance. The carrying amounts reported in the consolidated balance sheets approximate fair values for cash and cash equivalents, restricted cash, short-term investments and certain other assets and other liabilities because of their short-term nature.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

In  November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for public companies with annual periods beginning after  December 15, 2023, and interim periods within annual period beginning after  December 15, 2024.  The Company adopted ASU 2023-07 on a retrospective basis for the year ended December 31, 2024, which resulted in additional disclosures in our segment footnote, primarily related to significant segment expenses that are regularly provided to the chief operating decision maker and included within our reported measure of segment profit or loss. Refer to Note 22, "Segmented Information." for these additional disclosures.

(b)	Accounting Standards Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies with annual periods beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative ("ASU 2023-06"), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements

In  March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02").  ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025.  The Company does not expect ASU 2024-02 to have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03").  ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within annual period beginning after  December 15, 2027, with early adoption permitted.  The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

NOTE 4 ACQUISITIONS

During the years ended December 31, 2024 and December 31, 2023, the Company incurred acquisition expenses related to business combinations of $0.5 million and $0.7million, respectively, which are included in general and administrative expenses in the consolidated statements of operations.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Image Solutions, LLC

On September 26, 2024, the Company acquired 100% of the outstanding membership interests of Image Solutions, LLC ("Image Solutions") for aggregate cash consideration of $20.4 million, less certain escrowed amounts for purposes of indemnification claims and working capital adjustments.  Image Solutions, based in Fletcher, North Carolina, is an information technology managed services provider.  As further discussed in Note 22, "Segmented Information," Image Solutions is included in the Kingsway Search Xcelerator segment.  This acquisition was the Company’s sixth acquisition under its novel CEO Accelerator program and further expands the Company’s portfolio of businesses with recurring revenue and low capital intensity.

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

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition.  The goodwill of $6.5 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the Image Solutions purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 26, 2024

Purchase Price	$20,354

Cash and cash equivalents	$293
Service fee receivable	575
Other receivables	160
Property and equipment, net	85
Intangible asset not subject to amortization - trade name	1,500
Intangible asset subject to amortization - customer relationships	11,100
Other assets - inventory and prepaid expenses	954
Total assets	$14,667

Accrued expenses and other liabilities	$799
Total liabilities	$799

Total identifiable assets and liabilities	$13,868

Excess purchase price allocated to goodwill	$6,486

The preliminary fair value of the acquired service fee receivable of $0.6 million is equivalent to its gross contractual amount.  The consolidated statements of operations include the earnings of Image Solutions from the date of acquisition. From the date of acquisition through  December 31, 2024, Image Solutions earned revenue of $2.5 million and had a net loss of $0.1 million.

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

Refer to Note 9, "Intangible Assets," for further disclosure of the intangible assets related to this acquisition. The final goodwill recorded of $0.4 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the SPI purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
September 7, 2023

Purchase price	$2,800

Cash and cash equivalents	$121
Restricted cash	6
Service fee receivable	381
Intangible asset not subject to amortization - trade name	120
Intangible asset subject to amortization - customer relationships	1,000
Intangible asset subject to amortization - developed technology	600
Other assets - contract asset and prepaid expenses	1,447
Total assets	$3,675

Accrued expenses and other liabilities	$126
Deferred service fees	423
Net deferred income tax liabilities	689
Total liabilities	$1,238

Total identifiable assets and liabilities	$2,437

Excess purchase price allocated to goodwill	$363

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

Refer to Note 9 , " Intangible Assets ," for further disclosure of the intangible assets related to this acquisition. The final goodwill recorded of  $4.9 million represents the premium paid over the fair value of the net tangible and intangible assets acquired, which the Company paid to grow its portfolio of companies and acquire an assembled workforce. The goodwill is not deductible for tax purposes.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following table summarizes the allocation of the DDI purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
October 26, 2023

Purchase price	$10,983

Cash and cash equivalents	$124
Service fee receivable	495
Property and equipment, net	799
Right-of-use asset	145
Intangible asset not subject to amortization - trade name	260
Intangible asset subject to amortization - customer relationships	6,700
Other assets	7
Total assets	$8,530

Accrued expenses and other liabilities	$214
Income taxes payable	141
Lease liability	145
Net deferred income tax liabilities	1,966
Total liabilities	$2,466

Total identifiable assets and liabilities	$6,064

Excess purchase price allocated to goodwill	$4,919

The consolidated statements of operations include the earnings of DDI from the date of acquisition. From the date of acquisition through  December 31, 2023, DDI earned revenue of $0.9 million and had net income of $1.5 million, primarily related to a tax benefit recognized for the partial release of the Company’s deferred tax valuation allowance related to the acquired deferred tax liabilities.

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the Company's consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 as if Image Solutions and DDI had been acquired on January 1 of the year prior to the acquisitions. The pro forma summary is presented for illustrative purposes only and does not purport to represent the results of our operations that would have actually occurred had the acquisitions occurred as of the beginning of the period presented or project our results of operations as of any future date or for any future period, as applicable. The pro forma results primarily include purchase accounting adjustments related to the acquisitions of Image Solutions and DDI, interest expense and the amortization of debt issuance costs and discounts associated with the related financing obtained in connection with the Image Solutions and DDI acquisitions (see Note 12, "Debt"), tax related adjustments and acquisition-related expenses.  The pro forma effects of the SPI acquisition were not material to the Company’s consolidated statements of operations for the year ended December 31, 2023.

(in thousands, except per share data)	Years ended December 31,
	2024	2023
Revenues	$116,224	$116,504
(Loss) income from continuing operations attributable to common shareholders	$(9,747)	$22,942
Basic (loss) earnings per share - continuing operations	$(0.36)	$0.89
Diluted (loss) earnings per share - continuing operations	$(0.36)	$0.87

NOTE 5 DISPOSAL AND DISCONTINUED OPERATIONS

(a)	Disposal

On July 29, 2022, the Company sold Professional Warranty Service Corporation ("PWSC"), an 80% majority-owned, indirect subsidiary of the Company.  The purchase price was subject to customary adjustments for net working capital.  During the year ended  December 31, 2023, the Company recorded an additional gain on disposal of PWSC of $0.3 million related to working capital adjustments and release of escrowed amounts withheld for purposes of indemnification claims.

(b)	Discontinued Operations

Leased Real Estate Segment

The Company’s subsidiaries, VA Lafayette, LLC ("VA Lafayette") and CMC, which included CMC’s subsidiaries Texas Rail Terminal LLC and TRT, comprised the Company's entire Leased Real Estate segment prior to the fourth quarter of 2022.  Each of CMC, through indirect wholly owned subsidiary, TRT, and VA Lafayette own a single asset, which is real estate property.  On December 29, 2022, TRT sold its assets and at December 31, 2022, VA Lafayette was classified as held for sale.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Leased Real Estate was a component of Kingsway since its operations and cash flows can be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the reporting entity.  A component of an entity may consist of multiple disposal groups and does not need to be disposed of in a single transaction.  The disposal of the Leased Real Estate segment represents a strategic shift that will have a major effect on the Company's operations and financial results, as the disposal of the Leased Real Estate assets was in excess of 20% of the entity's total assets.  As a result, the assets, liabilities, operating results and cash flows related to Leased Real Estate have been classified as discontinued operations in the consolidated financial statements for all periods presented.

VA Lafayette

During the fourth quarter of 2022, the Company began executing a plan to sell its subsidiary, VA Lafayette.  VA Lafayette owns the LA Real Property, that is subject to a long-term lease and the LA Mortgage. During the second quarter of 2024, the Company entered into a letter of intent for the sale of VA Lafayette. On August 16, 2024, the Company completed the sale of VA Lafayette to an entity associated with a current holder of the Company's Class B Preferred Stock (the sale occurred prior to negotiations regarding the issuance of the Class B Preferred Stock).  Refer to Note 24, "Related Parties," for further disclosure.  The purchase price paid by the purchaser at the closing consisted of $1.3 million in cash plus the assumption of the unpaid principal balance, as of the closing, of the LA Mortgage of approximately $11.8 million, netting cash proceeds of $1.1 million to Kingsway after expenses.

During the third quarter of 2024, the Company recognized a loss on disposal of $0.2 million, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the year ended December 31, 2024.  As part of recognizing the business as held for sale, the Company was required to measure VA Lafayette at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the first quarter of 2024 and the fourth quarter of 2023, the Company recognized an estimated non-cash, loss on disposal of $0.4 million and $2.0 million, respectively, which is included in loss on disposal of discontinued operations, net of taxes in the consolidated statements of operations for the years ended December 31, 2024 and  December 31, 2023, respectively. The losses are a result of adjusting the net carrying value of VA Lafayette to be equal to the estimated selling price and were determined by comparing the expected cash consideration received for the sale of VA Lafayette with the net assets of VA Lafayette.

Summary financial information for Leased Real Estate included in income from discontinued operations, net of taxes in the consolidated statements of operations for the years ended  December 31, 2024 and December 31, 2023 is presented below:

(in thousands)	Years ended December 31,
	2024	2023
Income from discontinued operations, net of taxes:
Revenues:
Rental revenue	$890	$1,251
Total revenues	890	1,251
Expenses:
Cost of services sold	136	199
General and administrative expenses	128	254
Leased real estate segment interest expense	218	361
Total expenses	482	814
Non-operating other revenue	30	13
Income from discontinued operations before income tax expense	438	450
Income tax expense	—	—
Income from discontinued operations, net of taxes	$438	$450

For the years ended  December 31, 2024 and December 31, 2023, all of the pre-tax income from discontinued operations disclosed in the table above is attributable to the controlling interest.

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

Loss on disposal of discontinued operations, net of taxes, related to Leased Real Estate, in the consolidated statements of operations for the years ended  December 31, 2024 and December 31, 2023 is comprised of the following:

(in thousands)	Years ended December 31,
	2024	2023
Loss on disposal of discontinued operations before income tax benefit	(620)	(1,988)
Income tax benefit	—	—
Loss on disposal of discontinued operations, net of taxes	$(620)	$(1,988)

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 6 VARIABLE INTEREST ENTITIES

(a)	Consolidated VIE

Argo Holdings Fund I, LLC

The Company holds a 43.4% investment in Argo Holdings at December 31, 2024 and December 31, 2023. Argo Holdings makes investments, primarily in established lower middle market companies based in North America, through investments in search funds. The managing member of Argo Holdings is Argo Management Group, LLC ("Argo Management"), a wholly owned subsidiary of the Company. Argo Holdings is considered to be a VIE as the members holding equity at risk lack characteristics of a controlling financial interest. The Company holds a variable interest in Argo Holdings due to its right to absorb significant economics in Argo Holdings and through its controlling interest in Argo Management, through which the Company holds the power to direct the significant activities of Argo Holdings. As such, the Company was the primary beneficiary of Argo Holdings and consolidated Argo Holdings at December 31, 2024 and December 31, 2023.

The following table summarizes the assets and liabilities related to the VIE consolidated by the Company at December 31, 2024 and December 31, 2023:

(in thousands)	December 31,
	2024	2023
Assets
Limited liability investment, at fair value	$2,859	$3,496
Cash and cash equivalents	222	270
Other receivables	7	—
Accrued investment income	430	527
Total Assets	3,518	4,293
Liabilities
Accrued expenses and other liabilities	618	289
Total Liabilities	$618	$289

No arrangements exist requiring the Company to provide additional funding to the consolidated VIE in excess of the Company’s unfunded commitments to its consolidated VIE. At December 31, 2024 and December 31, 2023, the Company had no unfunded commitments. There are no restrictions on assets consolidated by the VIE. There are no structured settlements of liabilities consolidated by the VIE. Creditors have no recourse to the general credit of the Company as the primary beneficiary of the VIE.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited and depends on the investment. Limited liability investments accounted for under the equity method are limited to the Company’s initial investments. At December 31, 2024 and December 31, 2023, the Company had no unfunded commitments to its non-consolidated VIEs.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2024 and December 31, 2023:

(in thousands)	December 31,
	2024		2023
		Maximum Loss		Maximum Loss
	Carrying Value	Exposure	Carrying Value	Exposure
Investments in non-consolidated VIEs	$692	$692	$854	$854

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2024 and December 31, 2023:

(in thousands)	December 31,
	2024		2023
	Carrying		Carrying
	Value	Percent of total	Value	Percent of total
Investments in non-consolidated VIEs:
Non-real estate related	692	100.0%	854	100.0%
Total investments in non-consolidated VIEs	$692	100.0%	$854	100.0%

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following table presents aggregated summarized financial information of the Company’s non-consolidated VIEs at December 31, 2024 and December 31, 2023. For certain of the non-consolidated VIEs, the financial information is presented on a lag basis, consistent with how the changes in the Company’s share of the net asset values of these equity method investees are recorded in net investment income. The difference between the end of the reporting period of an equity method investee and that of the Company is typically no more than three months.

(in thousands)	December 31,
	2024	2023
Assets	$191,796	$222,249
Liabilities	$283,737	$313,573
Equity	$(91,941)	$(91,324)

(in thousands)	December 31,
	2024	2023
Net income	$7,965	$8,306

NOTE 7 INVESTMENTS

The amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss, and estimated fair value of the Company's available-for-sale investments at December 31, 2024 and December 31, 2023 are summarized in the tables shown below:

(in thousands)	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,561	$11	$218	$13,354
States, municipalities and political subdivisions	2,846	2	73	2,775
Mortgage-backed	10,309	10	433	9,886
Asset-backed	1,346	2	22	1,326
Corporate	10,055	9	442	9,622
Total fixed maturities	$38,117	$34	$1,188	$36,963

(in thousands)	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government, government agencies and authorities	$13,384	$8	$395	$12,997
States, municipalities and political subdivisions	2,885	3	105	2,783
Mortgage-backed	9,724	23	494	9,253
Asset-backed	1,254	1	45	1,210
Corporate	10,860	18	648	10,230
Total fixed maturities	$38,107	$53	$1,687	$36,473

The table below summarizes the Company's fixed maturities at December 31, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	December 31, 2024
		Estimated Fair
	Amortized Cost	Value
Due in one year or less	$8,020	$7,970
Due after one year through five years	23,813	23,119
Due after five years through ten years	1,839	1,770
Due after ten years	4,445	4,104
Total	$38,117	$36,963

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following tables highlight the aggregate unrealized loss position, by security type, of available-for-sale investments in unrealized loss positions where no credit loss allowance has been established as of December 31, 2024 and December 31, 2023. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

(in thousands)					December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$2,417	$28	$7,984	$190	$10,401	$218
States, municipalities and political subdivisions	331	1	1,981	72	2,312	73
Mortgage-backed	3,006	57	5,477	376	8,483	433
Asset-backed	254	—	756	22	1,010	22
Corporate	966	10	7,274	432	8,240	442
Total fixed maturities	$6,974	$96	$23,472	$1,092	$30,446	$1,188

(in thousands)					December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. government, government agencies and authorities	$3,237	$46	$7,940	$349	$11,177	$395
States, municipalities and political subdivisions	—	—	1,705	105	1,705	105
Mortgage-backed	737	11	6,067	483	6,804	494
Asset-backed	—	—	1,050	45	1,050	45
Corporate	937	11	8,013	637	8,950	648
Total fixed maturities	$4,911	$68	$24,775	$1,619	$29,686	$1,687

At December 31, 2024 and  December 31, 2023, there are approximately 191 and 181 individual available-for-sale investments, respectively, that were in unrealized loss positions, for which an allowance for credit losses had not been recorded.  The Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost. The Company evaluated these investments for credit losses at December 31, 2024 and  December 31, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit-related, including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on the fixed maturity investments were due to non-credit related factors at  December 31, 2024 and  December 31, 2023.

The establishment of an impairment loss on an investment requires a number of judgments and estimates. Refer to the "Significant Accounting Policies and Critical Estimates" section of Management's Discussion & Analysis for further information regarding the Company's detailed analysis and factors considered in recording an impairment loss on an investment.

The Company did not record any write-downs for impairment related to available-for-sale fixed maturity investments for the years ended December 31, 2024 and December 31, 2023.

The Company does not have any exposure to subprime mortgage-backed investments.

As of December 31, 2024 and December 31, 2023, the carrying value of limited liability investments totaled $0.7 million and $0.8 million, respectively.  The Company recorded impairments related to limited liability investments of zero and $0.1 million for the years ended  December 31, 2024 and December 31, 2023, respectively, which are included in impairment losses on investments in the consolidated statements of operations.  At December 31, 2024, the Company has no unfunded commitments related to limited liability investments.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Limited liability investment, at fair value represents the underlying investments of the Company’s consolidated entity, Argo Holdings.  As of December 31, 2024 and December 31, 2023, the carrying value of the Company's limited liability investment, at fair value was $2.9 million and $3.5 million, respectively.  At  December 31, 2024, the Company has no unfunded commitments related to limited liability investment, at fair value.

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

•	As a result of the sale and subsequent distribution of the net proceeds, the carrying value of Net Lease's investments in limited liability companies was zero at December 31, 2023.

As of December 31, 2024 and December 31, 2023, the carrying value of the Company’s investments in private companies totaled $0.7 million and $0.9 million, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company recorded adjustments of zero and  $0.1 million, respectively, to increase the fair value of certain investments in private companies for observable price changes, which are included in unrealized gain on private company investments in the consolidated statements of operations.

The Company performs a quarterly impairment analysis of its investments in private companies. As a result of the analysis performed, the Company did not record any impairments related to investments in private companies for the years ended December 31, 2024 and December 31, 2023.

Net investment income for the years ended December 31, 2024 and December 31, 2023, respectively, is comprised as follows:

(in thousands)	Years ended December 31,
	2024	2023
Investment income
Interest from fixed maturities	$1,305	$1,018
Dividends	50	97
Loss from limited liability investments	(162)	(44)
Other	387	839
Gross investment income	1,580	1,910
Investment expenses	(148)	(106)
Net investment income	$1,432	$1,804

Net realized gains on investments for the years ended December 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	Years ended December 31,
	2024	2023
Available-for-sale fixed maturities:
Gross realized gains	$71	$9
Gross realized losses	—	(6)
Net realized gains on available-for-sale fixed maturities	71	3
Limited liability investments	4	238
Limited liability investment, at fair value	1,369	481
Investments in private companies	113	39
Net realized gains	$1,557	$761

Net (loss) gain on equity investments for the years ended December 31, 2024 and December 31, 2023 is comprised as follows:

(in thousands)	Years ended December 31,
	2024	2023
Net (losses) gains recognized on equity investments sold during the period	$(3)	$3,383
Change in unrealized gains on equity investments held at end of the period	—	14
Net (loss) gain on equity investments	$(3)	$3,397

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

NOTE 8 GOODWILL

The following table summarizes goodwill activity for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Corporate	Total
Balance, December 31, 2022	$31,153	$13,613	$732	$45,498
Acquisitions	—	4,870	—	4,870
Measurement period adjustment	—	(10)	—	(10)
Balance, December 31, 2023	31,153	18,473	732	50,358
Acquisition	—	6,486	—	6,486
Measurement period adjustments	—	412	—	412
Impairment	—	—	(732)	(732)
Balance, December 31, 2024	$31,153	$25,371	$—	$56,524

As further discussed in Note 4, "Acquisitions," during 2024 the Company recorded goodwill of $6.5 million related to the acquisition of Image Solutions on September 26, 2024.  The goodwill related to this acquisition is provisional and subject to adjustment during the measurement period.  The Company expects to complete its purchase price allocations within the next six months.  The estimates, allocations and calculations recorded at December 31, 2024 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

During 2023 the Company recorded goodwill of $0.1 million related to the acquisition of SPI on September 7, 2023 and $4.8 million related to the acquisition of DDI on October 26, 2023. The goodwill recorded at December 31, 2023 related to these acquisitions was provisional and subject to adjustment during the measurement period.  As further discussed in Note 4, "Acquisitions," during the second quarter of 2024, the Company recorded measurement period adjustments, related to acquisitions of SPI and DDI, that increased goodwill by $0.4 million.

During the 2023 the Company settled the working capital true-up, related to the acquisition of CSuite on November 1, 2021, that decreased goodwill by less than $0.1 million.

As of  December 31, 2024 and December 31, 2023, accumulated goodwill impairment losses were $0.7 million and zero, respectively.

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

Based upon the impairment assessments performed at November 30, 2024, the Company recorded an impairment charge of $0.7 million during 2024 related to the Argo Management reporting unit. The fair value of the Argo Management reporting unit was estimated using a discounted cash flow analysis that includes estimates of future cash flows expected to be generated by the business and recent market transactions related to the investments owned by Argo Holdings.  The decline in fair value is primarily due to reduced estimated future cash flows as a result of fewer investments remaining in the Argo Holdings, which is an expected result as Argo Holdings’ investments continue to be acquired.  No impairment charges were recorded against goodwill for the Company's other reporting units in 2024, as the estimated fair values of the Company's other reporting units exceeded their respective carrying values.  No impairment charges were recorded against goodwill in 2023.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 9 INTANGIBLE ASSETS

Intangible assets at December 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)				December 31, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Amortization	Impairment Losses	Value
Intangible assets subject to amortization
Database	$4,918	$4,918	—	$—
Vehicle service agreements in-force	3,680	3,680	—	—
Customer relationships	51,242	25,765	—	25,477
Developed technology	600	79	—	521
Intangible assets not subject to amortization
Trade names	16,167	—	2,116	14,051
Total	$76,607	$34,442	$2,116	$40,049

(in thousands)		December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Intangible assets subject to amortization
Database	$4,918	$4,918	$—
Vehicle service agreements in-force	3,680	3,680	—
Customer relationships	39,942	19,521	20,421
Developed technology	600	18	582
Intangible assets not subject to amortization
Trade names	14,667	—	14,667
Total	$63,807	$28,137	$35,670

As further discussed in Note 4, "Acquisitions," the Company recorded the following intangible assets related to the acquisitions that occurred during  2024 and 2023:

(in thousands)	Image Solutions	SPI	DDI
Acquisition Date	September 26, 2024	September 7, 2023	October 26, 2023
Customer Relationships	$11,100	$1,000	$6,700
Amortization Period	13 years	13 years	11 years
Developed Technology	n/a	$600	n/a
Amortization Period	-	10 years	-
Trade Name	$1,500	$120	$260
Amortization Period	Indefinite	Indefinite	Indefinite
Total Intangibles	$12,600	$1,720	$6,960

The intangible assets related to the Image Solutions acquisition are provisional and subject to adjustment during the measurement period. The Company expects to complete its purchase price within the next six months. The estimates, allocations and calculations recorded at December 31, 2024 are subject to change as we obtain further information; therefore, the final fair values of the assets acquired and liabilities assumed may not agree with the estimates included in these consolidated financial statements.

As further discussed in Note 4, "Acquisitions," during the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that increased the customer relationships intangible asset by $0.2 million compared to the amount recorded at December 31, 2023.

The Company's intangible assets with definite useful lives are amortized either based on the patterns in which the economic benefits of the intangible assets are expected to be consumed or using the straight-line method over their estimated useful lives, which range from 7 to 15 years. Amortization of intangible assets was $6.3 million and $5.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. The estimated aggregate future amortization expense of all intangible assets is $6.6 million for 2025, $5.1 million for 2026, $3.9 million for 2027, $3.0 million for 2028, $2.2 million for 2029 and $5.1 million thereafter.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

At March 31, 2024, June 30, 2024,  September 30, 2024 and November 30, 2024, the Company determined that certain trade names should be further examined under a quantitative approach due to actual revenue coming in lower than previous projections.  Based upon these assessments, the Company recorded impairment charges of $2.1 million for the year ended December 31, 2024, related to the SNS, CSuite and Ravix indefinite-lived trade names.  The fair value of the SNS, CSuite and Ravix trade names were estimated using the relief-from-royalty method. The significant unobservable inputs used in the relief-from-royalty method, which are level 3 inputs, include a royalty rate and discount rate.  The reduction in value is primarily due to higher discount rates and a reduction in projected revenue.  Future impairments may be recorded if discount rates increase further, or if actual revenue falls short of current projections. The valuation of these assets is not dependent on the underlying profit or loss generated by the respective business.  Therefore, even if a change in revenue does not have a significant impact on operating results, it could significantly impact the fair value of the trade name.  No impairment charges were recorded during the year ended  December 31, 2023.

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)		December 31, 2024
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$583	$346	$237
Furniture and equipment	256	228	28
Computer hardware	1,675	874	801
Medical equipment	701	263	438
Vehicles	72	9	63
Total	$3,287	$1,720	$1,567

(in thousands)		December 31, 2023
	Total Property and Equipment
		Accumulated
	Cost	Depreciation	Carrying Value
Leasehold improvements	$585	$225	$360
Furniture and equipment	287	250	37
Computer hardware	1,080	660	420
Medical equipment	1,056	23	1,033
Total	$3,008	$1,158	$1,850

For the years ended December 31, 2024 and December 31, 2023, depreciation expense on medical equipment and certain computer hardware of $0.2 million and zero, respectively, is included in cost of services sold in the consolidated statements of operations.  For the years ended December 31, 2024 and December 31, 2023, depreciation expense on all other property and equipment of $0.5 million and $0.3 million, respectively, is included in general and administrative expenses in the consolidated statements of operations.

As discussed in Note 4, "Acquisitions," during the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of DDI that decreased property and equipment, specifically medical equipment, by $0.4 million.

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

During the year ended December 31, 2023, the Company recognized a loss on change in fair value of the TruPs Options contracts of $1.4 million, which is included in loss on change in fair value of derivative asset option contracts in the consolidated statements of operations and as an adjustment to calculate cash flows provided by (used in) operating activities in the consolidated statements of cash flows.  Cash payments of $56.5 million were made to repurchase the TruPs during the year ended December 31, 2023 with respect to the TruPs Options contracts.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 12 DEBT

Debt consists of the following instruments at December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024			December 31, 2023
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Bank loans:
2021 Ravix Loan	$2,288	$2,288	$2,312	$4,650	$4,650	$4,811
2022 Ravix Loan	4,300	4,182	4,389	4,925	4,769	5,027
2022 Ravix Revolver	500	500	500	—	—	—
SNS Term Loan	3,842	3,779	3,942	5,142	5,063	5,243
SNS Revolver	450	450	452	—	—	—
DDI Loan	5,507	5,452	5,704	5,600	5,534	5,841
Image Solutions Loan	7,556	7,399	7,669	—	—	—
2020 KWH Term Loan	—	—	—	10,479	10,306	10,725
2024 KWH Term Loan	13,313	13,228	13,536	—	—	—
2024 KWH DDTL	5,850	5,850	5,982	—	—	—
KWH Revolver	1,000	1,000	1,067	500	500	515
Total bank loans	44,606	44,128	45,553	31,296	30,822	32,162
Subordinated debt	15,000	13,409	13,409	15,000	13,594	13,594
Total	$59,606	$57,537	$58,962	$46,296	$44,416	$45,756

Subordinated debt mentioned above consists of the following trust preferred debt instrument at December 31, 2024 and  December 31, 2023:

Issuer	Principal (in thousands)	Issue date	Interest	Redemption date
Kingsway DE Statutory Trust III	$15,000	5/22/2003	annual interest rate equal to CME Term SOFR, plus 4.20% payable quarterly	5/22/2033

The contractual maturities of the Company's principal debt balances as of December 31, 2024 were as follows:

(in thousands)	Principal Maturities
2025	$9,428
2026	7,850
2027	7,972
2028	5,879
2029	11,539
Thereafter	16,938
Total	$59,606

(a)	Bank loans:

Ravix

As part of the acquisition of Ravix Group Inc. ("Ravix") on October 1, 2021, Ravix became a wholly owned subsidiary of Ravix Acquisition LLC ("Ravix LLC"), and together they borrowed from a bank a principal amount of $6.0 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Ravix (together, the "2021 Ravix Loan").  The 2021 Ravix Loan requires monthly payments of principal and interest.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The 2021 Ravix Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 3.75%.  At December 31, 2024, the interest rate was 8.00%. The term loan matures on October 1, 2027.   The Company also recorded as a discount to the carrying value of the 2021 Ravix Loan issuance costs of $0.2 million specifically related to the 2021 Ravix Loan.  The 2021 Ravix Loan is carried in the consolidated balance sheets at itsunpaid principal balance.

Subsequent to the acquisition of CSuite Financial Partners, LLC ("CSuite") on November 1, 2022, CSuite became a wholly owned subsidiary of Ravix LLC.  As a result of the acquisition of CSuite, on November 16, 2022, the 2021 Ravix Loan was amended to (1) include CSuite as a borrower; (2) borrow an additional principal amount of $6.0 million in the form of a supplemental term loan (the "2022 Ravix Loan"); and (3) amend the maturity date and interest rate of the $1.0 million revolver (the "2022 Ravix Revolver").  The 2022 Ravix Loan requires monthly payments of principal and interest.  The 2022 Ravix Loan matures on November 16, 2028 and has an annual interest rate equal to the Prime Rate plus 0.75%.  At December 31, 2024, the interest rate was 8.25%.   The 2022 Ravix Revolver was  to mature on November 16, 2024 prior to the third amendment to the 2021 Ravix Loan on  October 24, 2024, which extended the maturity date on the 2022 Ravix Revolver to February 13, 2025.  The 2022 Ravix Revolver has an annual interest rate equal to the Prime Rate plus 0.50%.  At  December 31, 2024, the interest rate was 8.00%.

The Company also recorded as a discount to the carrying value of the 2022 Ravix Loan issuance costs of $0.1 million specifically related to the 2022 Ravix Loan.  The 2022 Ravix Loan is carried in the consolidated balance sheet at itsamortized cost, which reflects the monthly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.

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

On July 23, 2024, Ravix, Ravix LLC and CSuite entered into a second amendment to the 2021 Ravix Loan that provides for: (1) a principal prepayment of the 2021 Ravix term loan of $1.5 million, partially financed by borrowing $0.5 million under the 2022 Revolver and the remainder to be paid with available cash; and (2) amending the loan amortization payment schedule to provide for equal monthly payments through the loan maturity date.  The 2021 Ravix Loan was not deemed to be substantially different as a result of the second amendment; therefore, the amended 2021 Ravix Loan is accounted for as a modification of the original 2021 Ravix Loan.

On October 4, 2024, Ravix, Ravix LLC and CSuite entered into a third amendment to the 2021 Ravix Loan to extend the maturity date of the 2022 Ravix Revolver to February 13, 2025.

On February 7, 2025, Ravix, Ravix LLC and CSuite entered into a fourth amendment to the 2021 Ravix Loan that provides for: (1) a new 2025 term loan in the principal amount of $9.1 million, with a maturity date of February 7, 2031 (the "2025 Ravix Loan"); and (2) extending the maturity date of the 2022 Revolver to February 7, 2027.  In connection with the fourth amendment, Ravix used a portion of the proceeds from the 2025 Ravix Loan to repay the following outstanding principal balances under the 2021 and 2022 Ravix Loans: (1) $2.2 million related to the 2021 Ravix term loan; and (2) $4.2 million related to the 2022 Ravix term loan.

The fair values of the 2021 Ravix Loan and the 2022 Ravix Loan disclosed in the table above is derived from quoted market prices of B and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2021 Ravix Loan and the 2022 Ravix Loan are secured by certain of the equity interests and assets of Ravix and CSuite.

The 2021 Ravix Loan and the 2022 Ravix Loan contain a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio, all of which are as defined in and calculated pursuant to the 2021 Ravix Loan and 2022 Ravix Loan that, among other things, restrict Ravix and CSuite’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

SNS

As part of the asset acquisition of Secure Nursing Service, Inc. on November 18, 2022, the Company formed Secure Nursing Service LLC ("SNS"), which became a wholly owned subsidiary of Pegasus Acquirer Holdings LLC ("Pegasus LLC"), and together they borrowed from a bank a principal amount of $6.5 million in the form of a term loan, and established a $1.0 million revolver to finance the acquisition of Secure Nursing Service, Inc. (together, the "SNS Loan").  The SNS Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2024, the interest rate was 8.00%.  Monthly principal payments on the term loan began on November 15, 2023.  The revolver matures on May 2, 2025 and the term loan matures on November 18, 2028. During the first quarter of 2024, the Company borrowed $0.2 million under the SNS Loan Revolver.  During the second quarter of 2024, the SNS Loan Revolver of $0.2 million was repaid. During the fourth quarter of 2024, the Company borrowed $0.5 million under the SNS Loan Revolver.

The Company also recorded as a discount to the carrying value of the SNS Loan issuance costs of $0.1 million specifically related to the SNS Loan.  The SNS Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the monthly pay-down of principal, as well as amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the SNS Loan disclosed in the table above is derived from quoted market prices of B plus and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The SNS Loan is secured by certain of the equity interests and assets of SNS.

The SNS Loan contains a number of covenants, including, but not limited to, a leverage ratio and a fixed charge ratio and limits on annual capital expenditures, all of which are as defined in and calculated pursuant to the SNS Loan that, among other things, restrict SNS’s ability to incur additional indebtedness, create liens, make dividends and distributions, engage in mergers, acquisitions and consolidations, make certain payments and investments and dispose of certain assets. At December 31,  September 30,  June 30, and March 31, 2024, SNS was in default under the SNS Loan due to debt covenant violations related to the leverage and fixed charge ratios.  The Company has entered into an amendment to the SNS Loan that waives the events of default for the fiscal quarter ended December 31, 2024.  As of the report date, there is some uncertainty as to whether the Company will be in compliance with the covenants in future periods, and if not, when the Company will be able to cure any potential violations.  A default may permit the lender to declare the amounts owed under the SNS Loan immediately due and payable, exercise their rights with respect to collateral securing the obligation, and/or exercise any other rights and remedies available.

DDI

As part of the asset acquisition of DDI on October 26, 2023, DDI became a wholly owned subsidiary of DDI Acquisition, LLC ("DDI LLC"), and together they borrowed from a bank a principal amount of $5.6 million in the form of a term loan, and established a $0.4 million revolver to finance the acquisition of DDI (together, the "DDI Loan").  The DDI Loan has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 5.00%.  At December 31, 2024, the interest rate was 8.00%.  Monthly principal payments on the term loan began on December 15, 2024.  The revolver matured on September 1, 2024 and the term loan matures on October 26, 2029.  On December 12, 2024, the DDI Loan was amended to extend the maturity date on the revolver to  November 1, 2025. At December 31, 2024 and  December 31, 2023, the balance of the DDI Loan revolver was zero.

The Company also recorded as a discount to the carrying value of the DDI Loan issuance costs of $0.1 million specifically related to the DDI Loan.  The DDI Loan is carried in the consolidated balance sheet at its amortized cost, which reflects the monthly pay-down of principal starting December 15, 2024, as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair value of the DDI Loan disclosed in the table above is derived from quoted market prices ofB plus, BB and BB minus rated industrial bonds with similar maturities and is categorized within Level 2 of the fair value hierarchy. The DDI Loan is secured by certain of the equity interests and assets of DDI.

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

Image Solutions

As part of the acquisition of Image Solutions on September 26, 2024, Image Solutions became a wholly owned subsidiary of Steel Bridge Acquisition, LLC ("SB LLC"), and together they borrowed from a bank a principal amount of $7.75 million in the form of a term loan, and established a $0.5 million revolver to finance the acquisition of Image Solutions (together, the "Image Solutions Loan"). The Image Solutions Loan requires monthly payments of principal and interest and has an annual interest rate equal to the greater of the Prime Rate plus 0.5%, or 7.25%.  At December 31, 2024, the interest rate was  8.00%.  The revolver matures on September 26, 2026 and the term loan matures on September 26, 2030.  At  December 31, 2024, the balance of the revolver was  zero.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

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

The 2020 KWH Loan has an annual interest rate equal to SOFR, having a floor of 0.75%, plus spreads ranging from 2.62% to 3.12%.  At December 31, 2024, the interest rate was 7.46%.  The 2020 KWH Loan was to mature on December 1, 2025, prior to entering into the third amendment to the KWH Loan further discussed below. The Company also recorded as a discount to the carrying value of the 2020 KWH Loan issuance costs of $0.4 million specifically related to the 2020 KWH Loan.

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

The 2020 KWH Loan and the 2024 KWH Loan were not deemed to be substantially different; therefore, the 2024 KWH Loan is accounted for as a modification of the 2020 KHW Loan.  The unamortized debt discount and issuance costs from the 2020 KWH Loan at the modification date of $0.2 million were recorded as loss on extinguishment of debt during the year ended December 31, 2024 since the original debt was fully repaid as part of the modification.

During the third and fourth quarters of 2024, $6.0 million was borrowed under the KWH DDTL and $1.0 million was drawn on the KWH Revolver.  As of December 31, 2024, both the KWH DDTL and the KWH Revolver are fully drawn.

The Company also recorded as a discount to the carrying value of the 2024 KWH Loan issuance costs of $0.1 million specifically related to the 2024 KWH Loan.  The 2020 KWH Loan and 2024 KWH Loan are carried in the consolidated balance sheets at amortized cost, which reflects the quarterly pay-down of principal as well as the amortization of the debt discount and issuance costs using the effective interest rate method.  The fair values of the 2020 KWH Loan, 2024 KWH Loan, 2024 KWH DDTL and KWH Revolver disclosed in the table above are derived from quoted market prices of BB and BB minus rated industrial bonds (2020 KWH Loan) and B plus, BB and BB minus rated industrial bonds (2024 KWH Loan) with similar maturities and is categorized within Level 2 of the fair value hierarchy. The 2020 KWH Loan is secured by certain of the equity interests and assets of KWH and its subsidiaries.

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

Of the $0.2 million decrease in the Company’s subordinated debt between December 31, 2023 and December 31, 2024, $0.4 million is reported as decrease in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $0.2 million is reported as loss on change in fair value of debt in the Company's consolidated statement of operations.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

In February 2023, the Company entered into amendments to the trust preferred option repurchase agreements described in Note 11, "Derivatives," that would give the Company an additional discount on the total repurchase price of the TruPs if the Company effected a 100% repurchase on or before March 15, 2023.  On March 2, 2023, the Company gave notice to the holders of five of its TruPs that it intended to exercise its options to repurchase 100% of the principal.  On March 22, 2023, the Company completed the repurchases of the five TruPs using available funds from working capital to fund the repurchases. The total amount paid for the five TruPs was $56.5 million, which included a credit for the $2.3 million that the Company previously paid at the time of entering into the trust preferred option repurchase agreements.  As a result, the Company repurchased $75.5 million of TruPs principal and $23.0 million of deferred interest payable.  The Company recognized a gain of $31.6 million, which is included in gain on extinguishment of debt in the consolidated statement of operations for the year ended  December 31, 2023.  At December 31, 2024, the Company has $15.0 million of principal outstanding related to the remaining trust preferred debt instrument.

At December 31, 2022, the fair value of the subordinated debt was $67.8 million. The $54.2 million decrease in the Company’s subordinated debt between December 31, 2022 and December 31, 2023 is attributed to the following:

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

Of the $1.9 million net increase in fair value of the Company’s subordinated debt between December 31, 2022 and  December 31, 2023 described above, $1.8 million is reported as increase in fair value of debt attributable to instrument-specific credit risk in the Company's consolidated statements of comprehensive loss and $0.1 million is reported as loss on change in fair value of debt in the Company’s consolidated statements of operations.

The consolidated statements of comprehensive loss for the year ended December 31, 2023 also includes a reclassification adjustment of  $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk related to the repurchased TruPs.

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

Operating lease costs, variable lease costs and short-term lease costs included in general and administrative expenses for the years ended December 31, 2024 and  December 31, 2023 were as follows:

(in thousands)	Years ended December 31,
	2024	2023
Operating lease cost	$613	$468
Variable lease cost	251	195
Short-term lease cost	102	181

The annual maturities of lease liabilities as of December 31, 2024 were as follows:

(in thousands)	Lease Commitments
2025	$825
2026	740
2027	590
2028	327
2029	221
2030 and thereafter	411
Total undiscounted lease payments	3,114
Imputed interest	432
Total lease liabilities	$2,682

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The weighted-average remaining lease term for operating leases was 4.61 years as of December 31, 2024. The weighted average discount rate of operating leases was 6.07% as of December 31, 2024. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.5 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Supplemental non-cash information related to leases for the years ended December 31, 2024 and December 31, 2023 includes right-of-use assets acquired of $2.0 million and $0.4 million, respectively, in exchange for lease obligations of $2.0 million and $0.4 million, respectively.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers relates to the Extended Warranty and Kingsway Search Xcelerator segments and includes: vehicle service agreement fees, GAP commissions, maintenance support service fees, warranty product commissions, business services consulting revenue, healthcare services revenue and software license and support revenue.  Revenue is based on terms of various agreements with credit unions, consumers and businesses. Customers either pay in full at the inception of a warranty contract or commission product sale, or when consulting, healthcare and software license and support services are billed, or on terms subject to the Company’s customary credit reviews.

The following table disaggregates revenues from contracts with customers by revenue type:

(in thousands)		Years ended December 31,
		2024	2023

Vehicle service agreement fees and GAP commissions	IWS, Geminus and PWI	$60,513	$60,022
Maintenance support service fees	Trinity	3,809	4,179
Warranty product commissions	Trinity	4,548	4,029
Business services consulting fees	Ravix, CSuite and Image Solutions	19,761	19,403
Healthcare services fees	SNS and DDI	17,269	14,848
Software license and support fees	SPI	3,482	763
Service fee and commission revenue		$109,382	$103,244

Service fee receivables

Receivables from contracts with customers are reported as service fee receivable, net in the consolidated balance sheets and at December 31, 2024 and December 31, 2023 were $9.4 million and $10.1 million, respectively. The decrease in receivables from contracts with customers is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments; partially offset by an increase related to Image Solutions receivables which were acquired om September 26, 2024.   At December 31, 2022, service fee receivable, net was $10.3 million.  The decrease in receivables from contracts with customers from December 31, 2022 to December 31, 2023 is primarily due to the timing difference between the Company's satisfaction of performance obligations and customer payments.

Service fee receivable is reported net of an estimated allowance for credit losses at December 31, 2024 and December 31, 2023 of $0.6 million and $0.2 million, respectively. During the years ended December 31, 2024 and  December 31, 2023, the Company recorded an increase to its allowance for credit losses of $0.6 million and $0.1 million, respectively. Service fee receivables that are deemed to be uncollectible are written off against the allowance for credit losses when identified. The Company recorded write-offs of service fee receivables that were deemed to be uncollectible of $0.2 million and less than $0.1 million during the years ended  December 31, 2024 and December 31, 2023, respectively.

Contract asset

The Company records a contract asset, which is included in other assets in the consolidated balance sheets, when revenue is recognized prior to billing the customer. Upon billing, which typically occurs over a three to five year installment period, the value of the contract asset is reversed and service fee receivable is recorded.  The Company did not have a contract asset prior to the acquisition of SPI on September 7, 2023.  Changes in contract asset for the years ended December 31, 2024 and  December 31, 2023 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2022	$—
Contract asset acquired related to SPI	1,765
Contract asset additions	20
Amounts transferred to service fee receivables	(97)
Balance, December 31, 2023	1,688
Contract asset additions	1,093
Amounts transferred to service fee receivables	(521)
Write-off of contract asset balances	(40)
Measurement period adjustment related to SPI	(342)
Balance, December 31, 2024	$1,878

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The contract asset is reported net of an estimated allowance for credit losses of zero at December 31, 2024 and December 31, 2023. Contract assets that are deemed to be uncollectible are written off against the allowance for credit losses when identified.  During the years ended  December 31, 2024 and December 31, 2023, the Company recorded write-offs to the contract asset for amounts that were deemed to be uncollectible of less than $0.1 million and zero, respectively.  As discussed in Note 4, "Acquisitions," during the second quarter of 2024, the Company recorded a measurement period adjustment related to acquisition of SPI that decreased the estimated value of the contract asset of $0.3 million.

Deferred service fees

The Company records deferred service fees resulting from contracts with customers when payment is received in advance of satisfying the performance obligations.  Changes in deferred service fees for the years ended  December 31, 2024 and December 31, 2023 were as follows:

(in thousands)	Years ended December 31,
Balance, December 31, 2022	$82,713
Deferred service fees acquired related to SPI	423
Deferral of revenue	56,712
Recognition of deferred service fees	(55,853)
Balance, December 31, 2023	83,995
Deferral of revenue	63,506
Recognition of deferred service fees	(64,393)
Balance, December 31, 2024	$83,108

The decrease in deferred service fees during the year ended December 31, 2024 is primarily due to deferred service fees recognized in excess of additions to deferred service fees during the year ended December 31, 2024.  The increase in deferred service fees during the year ended December 31, 2023 is primarily due to additions to deferred service fees in excess of deferred service fees recognized during the year ended December 31, 2023.

Approximately $44.3 million and $44.6 million of service fee and commission revenue recognized during the years ended December 31, 2024 and December 31, 2023 was included in deferred service fees as of December 31, 2023 and December 31, 2022, respectively.

Remaining performance obligations

The Company expects to recognize within one year as service fee and commission revenue approximately 53.1% of the outstanding performance obligations of December 31, 2024.  The balance relates primarily to vehicle service agreement fees.

Deferred contract costs

Deferred contract costs represent the deferral of incremental costs to obtain or fulfill a contract with a customer.  The deferred contract costs balances and related amortization expense for the years ended  December 31, 2024 and December 31, 2023 are comprised as follows:

(in thousands)	Years ended December 31, 2024			Years ended December 31, 2023
	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total	Costs to Obtain a Contract	Costs to Fulfill a Contract	Total
Balance at January 1, net	$13,653	$81	$13,734	$13,174	$83	$13,257
Additions	9,595	24	9,619	9,381	24	9,405
Amortization	(9,440)	(24)	(9,464)	(8,902)	(26)	(8,928)
Balance at December 31, net	$13,808	$81	$13,889	$13,653	$81	$13,734

No impairment losses related to deferred contract costs were recorded in 2024 or 2023.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Income tax benefit consists of the following:

(in thousands)	Years ended December 31,
	2024	2023

Current income tax expense	$390	$25
Deferred income tax benefit	(537)	(1,924)
Income tax benefit	$(147)	$(1,899)

Income tax benefit varies from the amount that would result by applying the applicable U.S. corporate income tax rate of 21% to (loss) income from continuing operations before income tax benefit. The following table summarizes the differences:

(in thousands)	Years ended December 31,
	2024	2023
Income tax (benefit) expense at U.S. statutory income tax rate	$(1,735)	$4,967
Valuation allowance	1,591	(7,678)
Indefinite life intangibles	(243)	258
Non-deductible compensation	143	435
Investment income	(166)	(18)
State income tax, net of Federal benefit	161	(2)
Disposition of subsidiary	—	(18)
Other	102	157
Income tax benefit for continuing operations	$(147)	$(1,899)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented as follows:

(in thousands)	December 31,
	2024	2023
Deferred income tax assets:
Losses carried forward	$132,150	$132,302
Unpaid loss and loss adjustment expenses and unearned premiums	3,790	3,795
Intangible assets	860	1,109
Debt issuance costs	78	85
Investments	109	—
Deferred rent	61	65
Deferred revenue	247	253
Compensation	219	173
Other	326	608
Valuation allowance	(130,707)	(129,375)
Deferred income tax assets	$7,133	$9,015
Deferred income tax liabilities:
Indefinite life intangibles	$(3,899)	$(4,152)
Depreciation and amortization	(140)	(1,180)
Fair value of debt	(334)	—
Land	—	(47)
Intangible assets	(1,892)	(3,175)
Deferred revenue	(1,605)	(1,499)
Investments	—	(168)
Deferred acquisition costs	(2,913)	(2,884)
Other	(721)	(951)
Deferred income tax liabilities	$(11,504)	$(14,056)
Net deferred income tax liabilities	$(4,371)	$(5,041)

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The Company maintains a valuation allowance for its gross deferred income tax assets of $130.7 million (U.S. operations - $130.7 million; Other - less than $0.1 million) and $129.4 million (U.S. operations - $129.4 million; Other - less than $0.1 million) at December 31, 2024 and December 31, 2023, respectively. The Company's businesses have generated substantial operating losses in prior years. These losses can be available to reduce income taxes that might otherwise be incurred on future taxable income; however, it is uncertain whether the Company will generate the taxable income necessary to utilize these losses or other reversing temporary differences. This uncertainty has caused management to place a full valuation allowance on its December 31, 2024 and December 31, 2023 net deferred income tax assets, excluding the deferred income tax asset and liability amounts set forth in the paragraph below.

In 2024, the Company (i) increased by $0.1 million its valuation allowance primarily due to deferred tax liabilities assumed from corporate acquisitions; (ii) decreased by $0.2 million its valuation allowance relating to a change in indefinite life deferred income tax liabilities; and (iii) decreased by $0.2 million its valuation allowance associated with business interest expense with an indefinite life.

In2023, the Company (i) decreased by $2.1 million its valuation allowance primarily due to deferred tax liabilities assumed from corporate acquisitions; and (ii) increased by $0.3 million its valuation allowance relating to a change in indefinite life deferred income tax liabilities.

The Company carries net deferred income tax liabilities of$4.4 million and $5.0 million at December 31, 2024 and December 31, 2023, respectively, that consists of:

•	$3.7 million and $4.1 million of deferred income tax liabilities related to indefinite life intangible assets; and
•	$0.7 million and $0.9 million of deferred state income tax liabilities.

The Tax Cuts and Jobs Act (the "Tax Act") modified the U.S. net operating loss deduction, effective with respect to losses arising in tax years beginning after December 31, 2017. The Tax Act, however, did not limit the utilization, in 2018 and later tax years, of U.S. net operating losses generated in 2017 and prior tax years.

Amounts, originating dates and expiration dates of the KFSI Tax Group's consolidated U.S. net operating loss carryforwards, totaling $622.3 million, are as follows:

		Net operating loss
Year of net operating loss	Expiration date	(in thousands)

2009	2029	$384,582
2010	2030	92,058
2011	2031	39,866
2012	2032	30,884
2013	2033	30,779
2014	2034	7,245
2016	2036	16,006
2017	2037	20,848

In addition, not reflected in the table above, are net operating loss carryforwards of (i) $4.0 million relating to losses generated in separate U.S. tax return years, which losses will expire over various years through 2037 and (ii) $0.1 million relating to non-U.S. operations, which losses will expire over various years through 2044.

At  December 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits.  The Company classifies interest and penalty accruals, if any, related to unrecognized tax benefits as income tax expense (benefit).

The federal income tax returns of the Company's U.S. operations for the years through 2020 are closed for Internal Revenue Service ("IRS") examination. The Company's federal income tax returns are not currently under examination by the IRS for any open tax years. The federal income tax returns of the Company's Canadian operations for the years through 2019 are closed for Canada Revenue Agency ("CRA") examination. The Company's Canadian federal income tax returns are not currently under examination by the CRA for any open tax years.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 16 (LOSS) EARNINGS PER SHARE

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted (loss) earnings per share computation for the years ended December 31, 2024 and December 31, 2023:

(in thousands, except per share data)	Years ended December 31,
	2024	2023
Numerator:
(Loss) income from continuing operations	$(8,113)	$25,550
Less: net income from continuing operations attributable to noncontrolling interests	(977)	(453)
Less: dividends on preferred stock, net of tax	(179)	(74)
Numerator used in calculating basic earnings per share from continuing operations attributable to common shareholders	$(9,269)	$25,023
Adjustment to add-back dividends on preferred stock	—	74
Adjustment for proportionate interest in subsidiaries' loss attributable to common stock	—	(6)
Numerator used in calculating diluted (loss) earnings per share from continuing operations attributable to common shareholders	$(9,269)	$25,091
Loss from discontinued operations	(182)	(1,538)
Numerator used in calculating diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(9,451)	$23,553
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	27,192	25,713
Weighted average diluted shares
Weighted average common shares outstanding	27,192	25,713
Effect of potentially dilutive securities (a)
Stock options	—	—
Unvested restricted stock awards	—	735
Convertible preferred stock	—	—
Total weighted average diluted shares	27,192	26,448
Basic (loss) earnings attributable to common shareholders:
Continuing operations	$(0.34)	$0.97
Discontinued operations	$(0.01)	$(0.06)
Basic (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.35)	$0.91
Diluted (loss) earnings attributable to common shareholders:
Continuing operations	$(0.34)	$0.95
Discontinued operations	$(0.01)	$(0.06)
Diluted (loss) earnings per share - net (loss) income attributable to common shareholders	$(0.35)	$0.89

(a)

Potentially dilutive securities consist of stock options and unvested restricted stock awards, calculated using the treasury stock method, and convertible preferred stock, using the if-converted method.  Because the Company is reporting a loss from continuing operations attributable to common shareholders for the year ended December 31, 2024, all potentially dilutive securities outstanding were excluded from the calculation of diluted loss from continuing operations per share since their inclusion would have been anti-dilutive

Basic (loss) earnings per share excludes dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted (loss) earnings per share is calculated using weighted-average diluted shares. Weighted-average diluted shares is calculated by adding the effect of potentially dilutive securities to weighted-average common shares outstanding.  Potentially dilutive securities are excluded from the diluted (loss) earnings per share computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following weighted-average potentially dilutive securities are not included in the diluted (loss) earnings per share calculations above because they would have had an antidilutive effect on the (loss) earnings per share:

	Years ended December 31,
	2024	2023
Stock options	265,000	—
Unvested restricted stock awards	443,302	—
Convertible preferred stock	868,421	—
Total	1,576,723	—

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

Under the 2013 Plan, the Company granted 500,000 restricted common stock awards to an officer on September 5, 2018 (the "2018 Restricted Stock Award"). The 2018 Restricted Stock Award fully vested on March 28, 2024. The 2018 Restricted Stock Award was amortized on a straight-line basis over the requisite service period. The grant-date fair value of the 2018 Restricted Stock Award was determined using the closing price of Kingsway common stock on the date of grant. Total unamortized compensation expense related to unvested 2018 Restricted Stock Award at December 31, 2024 was zero.

Under the 2020 Plan, the Company has granted restricted common stock awards to certain officers of the Company (the "2020 Plan Restricted Stock Awards"). The 2020 Plan Restricted Stock Awards vest according to a graded vesting schedule and shall become fully vested subject to the officers' continued employment through the applicable vesting dates. The 2020 Plan Restricted Stock Awards are amortized on a straight-line basis over the requisite service periods. The grant-date fair values of the 2020 Plan Restricted Stock Awards were determined using the closing price of Kingsway common stock on the date of grant. During the year ended  December 31, 2024, 126,390 shares of the 2020 Plan Restricted Stock Awards became fully vested.  Total unamortized compensation expense related to unvested 2020 Plan Restricted Stock Awards at December 31, 2024 was $2.1 million.

The following table summarizes the activity related to unvested 2020 Plan Restricted Stock Awards and 2018 Restricted Stock Award (collectively "Restricted Stock Awards") during the year ended December 31, 2024:

		Weighted-Average
	Number of Restricted	Grant Date Fair Value
	Stock Awards	(per Share)
Unvested at December 31, 2023	1,027,658	$5.22
Granted	42,034	8.61
Vested	(347,986)	5.59
Vested and Settled for Tax Withholding	(278,404)	5.61
Unvested at December 31, 2024	443,302	$5.01

The unvested balance at December 31, 2024 in the table above is comprised of 443,302 shares of the 2020 Plan Restricted Stock Awards and zero shares of the 2018 Restricted Stock Award.

Stock-based compensation expense related to the Restricted Stock Awards was $0.7 million and $1.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

During the year ended  December 31, 2024, 20,833 units of the 2021 Ravix RUA became fully vested. At  December 31, 2024 and December 31, 2023, there were 49,695 and 70,528 unvested units, respectively, of the 2021 Ravix RUA with a weighted-average grant date fair value of $3.08 per Class B common unit. Total unamortized compensation expense related to unvested 2021 Ravix RUA at  December 31, 2024 was $0.1 million.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Stock-based compensation expense related to the 2021 Ravix RUA was $0.1 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

During the year ended  December 31, 2024, 6,250 units of the SNS RUA became fully vested. At  December 31, 2024 and December 31, 2023, there were 36,979 and 43,229 unvested units, respectively, of the SNS RUA with a weighted-average grant date fair value of $5.70 and$5.84 per Class B common unit, respectively. Total unamortized compensation expense related to unvested SNS RUA at  December 31, 2024was $0.1 million.

Stock-based compensation expense related to the SNS RUA was $0.1 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

During the year ended  December 31, 2024, 26,042 units of the SPI RUA became fully vested.  At December 31, 2024 and December 31, 2023, there were  89,625  and 115,667 unvested units,  respectively, of the SPI RUA with a weighted-average grant date fair value of  $1.09  and $1.11 per Class B common unit , respectively . Total unamortized compensation expense related to unvested SPI RUA at  December 31, 2024 was $0.1  million.

Stock-based compensation expense related to the SPI RUA w as less than $0.1 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

During the year ended  December 31, 2024,  24,306 units of the DDI RUA became fully vested. At  December 31, 2024 and December 31, 2023, there were  91,361  and 115,667 unvested units ,  respectively, of the DDI RUA with a weighted-average grant date fair value of $4.07 and $4.16 per Class B common unit,  respectively . Total unamortized compensation expense related to unvested DDI RUA at  December 31, 2024 was  $0.3  million.

Stock-based compensation expense related to the DDI RUA w as $0.1 million and $0.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

(f)	Restricted Common Unit Awards of Image Solutions

SB LLC granted 199,000 restricted Class B common unit awards to an officer of Image Solutions pursuant to an agreement dated September 26, 2024 ("IMSO RUA"). The IMSO RUA vests based on service and the achievement of criteria based on the IRR of Image Solutions.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The grant-date fair value of the IMSO RUA was estimated using the Monte Carlo simulation model, using the following assumptions: expected term of five years, expected volatility of 51% and risk-free interest rate of 3.72%.

On September 26, 2024, 83,333 units, representing one half of the service condition for the IMSO RUA, became fully vested. The remainder of the service condition vests according to a graded vesting schedule and shall become fully vested subject to the officer's continued employment through the applicable vesting dates.

At  December 31, 2024, there were 115,667 unvested units of the IMSO RUA with a weighted-average grant date fair value of $6.12 per Class B common unit. Total unamortized compensation expense related to unvested IMSO RUA at  December 31, 2024 was $0.7 million.

Stock-based compensation expense related to the IMSO RUA was $0.6 million for the year ended  December 31, 2024.

(g)	Stock Options

Under the 2020 Plan, the Company granted 265,000 stock option awards to certain employees of the Company during the second quarter of 2024 (the "Stock Options"). The Stock Options vest and become exercisable ratably over a five-year period and expire ten years after the date of grant. The Stock Options are amortized on a straight-line basis over the exercise period.

The following table summarizes the stock option activity during the year ended December 31, 2024:

(in thousands, except per share data)
Weighted-
Average
	Number of	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2023	—	$—	—	$—
Granted	265,000	10.00
Outstanding at December 31, 2024	265,000	$10.00	9.4	$—
Exercisable at December 31, 2024	—	$—	—	$—

The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the December 31, 2024 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the December 31, 2024 market price exceeds the exercise price.

Stock-based compensation expense related to the Stock Options was $0.1 million for the year ended December 31, 2024.  Total unamortized compensation expense related to unvested Stock Options at December 31, 2024 was $0.9 million.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant.  The fair value of grants and the related assumptions used in the Black-Scholes pricing model for the Stock Options granted during the year ended December 31, 2024 were as follows:

Year ended December 31,
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

(h)	Employee Share Purchase Plan

The Company has an employee share purchase plan ("ESPP Plan") whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company's common shares. After one year of employment, the Company matches 100% of the employee contribution amount, and the contributions vest immediately. All contributions are used by the plan administrator to purchase common shares in the open market. The Company's contribution is expensed as paid and for the years ended December 31, 2024 and December 31, 2023 totaled $0.2 million and $0.2 million, respectively.

NOTE 18 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan in the United States for all of its qualified employees. Qualifying employees can choose to voluntarily contribute up to 60% of their annual earnings subject to an overall limitation of $23,000 and $22,500 in 2024 and 2023, respectively. The Company matches an amount equal to 50% of each participant's contribution, limited to the lesser of contributions up to 5% of a participant's earnings or $7,250.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The contributions for the plan vest based on years of service with 100% vesting after five years of service. The Company's contribution is expensed as paid and for the years ended December 31, 2024 and December 31, 2023 totaled $0.5 million and $0.5 million, respectively. All Company obligations to the plans were fully funded as of December 31, 2024.

NOTE 19 REDEEMABLE CLASS B PREFERRED STOCK

Following approval by the Company's Board of Directors, on September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of a new series of Class B Preferred Stock, par value $0.01 per share ("Class B Preferred Stock") for a purchase price of $25.00 per share.  The Class B Preferred Stock ranks senior to the Company's common shares.  There were 330,000 shares of Class B Preferred Stock outstanding at  December 31, 2024.

Each share of Class B Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to September 24, 2031. Subject to certain adjustments set forth in the certificate of designations for the Class B Preferred Stock, the maximum number of common shares issuable upon conversion of the Class B Preferred Stock is 868,421 common shares.

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

At  December 31, 2024, accrued dividends declared of $0.2 million were included in accrued expenses and other liabilities in the consolidated balance sheet. The redemption amount of the Class B Preferred Stock was $8.3 million at  December 31, 2024.

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

NOTE 20 SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of $0.01 par value common stock. There were 27,136,749 and 27,101,613 shares of common stock outstanding at December 31, 2024 and December 31, 2023, respectively.

There were no common stock dividends declared during the years ended December 31, 2024 and December 31, 2023.

During 2024, the Company declared dividends to be paid to the holders of its Class B Preferred Stock of $0.2 million.  Cash dividends paid during the year ended December 31, 2024 were less than $0.1 million.

Prior to December 31, 2023, the Company had redeemable Class A Preferred Shares outstanding.  During the year ended  December 31, 2023, 149,733 Class A Preferred Shares were converted into 935,831 common shares, at the conversion price of $4.00 per common share at the option of the holders.  As a result, during 2023, $6.1 million was reclassified from redeemable Class A preferred stock to additional paid-in capital on the consolidated balance sheet as of  December 31, 2023. There are no Class A Preferred Shares outstanding at  December 31, 2023.

On March 21, 2023, the Company's Board of Directors approved a security repurchase program under which the Company is authorized to repurchase up to $10.0 million of its currently issued and outstanding securities through March 22, 2024. On March 22, 2024, the Company entered into a one year extension of its existing share repurchase program. As amended, the share repurchase program will now expire on March 21, 2025; however, in January 2025 the Company fully utilized the authorized amount. The timing and amount of any repurchases are determined based on market and economic conditions, share price and other factors, and the program may be terminated, modified or suspended at any time at the Company's discretion. During the year ended  December 31, 2024, the Company repurchased 312,850 shares of common stock for an aggregate purchase price of approximately $2.5 million, including fees and commissions.  During the year ended  December 31, 2023, the Company repurchased, in the aggregate, 1,516,588 shares of common stock and warrants to purchase common stock for an aggregate purchase price of approximately $7.2 million, including fees and commissions. The repurchased common stock will be held as treasury stock at cost and has been removed from common shares outstanding at December 31, 2024 and December 31, 2023.

There were 983,027 and 670,177shares of treasury stock outstanding at December 31, 2024 and December 31, 2023, respectively.  The Company records treasury stock at cost.

The Company previously had warrants outstanding that expired on September 15, 2023. Prior to the expiration thereof, the warrants were recorded in shareholders' equity and entitled each subscriber to purchase one common share of Kingsway at an exercise price of $5.00 for each warrant. During the year ended  December 31, 2023, warrants to purchase 3,331,661 shares of common stock were exercised, resulting in cash proceeds of $16.7 million.  Any warrants that were not exercised prior to the expiration date became null and void on the expiration date.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

NOTE 21 ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2024 and December 31, 2023, as it relates to shareholders' equity attributable to common shareholders on the consolidated balance sheets.

(in thousands)
			Change in
			Fair Value of
	Unrealized		Debt
	(Losses)		Attributable	Total
	Gains on	Foreign	to	Accumulated
	Available-	Currency	Instrument-	Other
	for-Sale	Translation	Specific	Comprehensive
	Investments	Adjustments	Credit Risk	Income (Loss)
Balance, December 31, 2022	$(2,464)	$(3,286)	$32,355	$26,605

Other comprehensive income (loss) arising during the period	1,065	—	(1,836)	(771)
Amounts reclassified from accumulated other comprehensive income	(197)	—	(27,177)	(27,374)
Net current-period other comprehensive income (loss)	868	—	(29,013)	(28,145)
Balance, December 31, 2023	$(1,596)	$(3,286)	$3,342	$(1,540)

Other comprehensive income arising during the period	632	—	383	1,015
Amounts reclassified from accumulated other comprehensive loss	(164)	—	—	(164)
Amounts reclassified from noncontrolling interest	(29)	—	—	(29)
Net current-period other comprehensive income	439	—	383	822
Balance, December 31, 2024	$(1,157)	$(3,286)	$3,725	$(718)

It should be noted that the consolidated statements of comprehensive loss present the components of other comprehensive income (loss), net of tax, only for the years ended December 31, 2024 and December 31, 2023 and inclusive of the components attributable to noncontrolling interests in consolidated subsidiaries.

Components of accumulated other comprehensive loss were reclassified to the following lines of the consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Years ended December 31,
	2024	2023
Reclassification of accumulated other comprehensive loss from unrealized gains (losses) on available-for-sale investments to:
Net realized gains	$164	$197
Reclassification of accumulated other comprehensive income from change in fair value of debt attributable to instrument-specific credit risk to:
Gain on extinguishment of debt	—	27,177
(Loss) income from continuing operations before income tax benefit	164	27,374
Income tax benefit	—	—
(Loss) income from continuing operations, net of taxes	164	27,374
Income from discontinued operations, net of taxes	—	—
Net (loss) income	$164	$27,374

As further discussed in Note 12, "Debt," during the first quarter of 2023, the Company completed the repurchases of five TruPs. The consolidated statements of comprehensive loss for the year ended December 31, 2023 includes a reclassification adjustment of $27.2 million from accumulated other comprehensive income to gain on extinguishment of debt related to the instrument-specific credit risk portion of the repurchased TruPs.

NOTE 22 SEGMENTED INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as a source of the Company’s reportable operating segments. The Company's chief operating decision maker is its President and Chief Operating Officer.  The Company conducts its business through the following two reportable segments: Extended Warranty and Kingsway Search Xcelerator.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Extended Warranty Segment

Extended Warranty includes the following subsidiaries of the Company: IWS, Geminus, PWI and Trinity (collectively, "Extended Warranty").

IWS is a licensed motor vehicle service agreement company and is a provider of after-market vehicle protection services distributed by credit unions in 26 states and the District of Columbia to their members, with customers in all fifty states.

Geminus primarily sells vehicle service agreements to used car buyers across the United States, through its subsidiaries, Penn and Prime. Penn and Prime distribute these products in 46 and 34 states, respectively, via independent used car dealerships and franchised car dealerships.  Penn also sells and administers a GAP product, in states where Penn is approved.

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

DDI provides outsourced 24 hours a day and 7 days per week cardiac telemetry services for long-term acute care and inpatient rehabilitation hospitals. Outsourcing cardiac monitoring is intended to allow hospitals to eliminate personnel callouts and human resources issues, remove distractions from onsite operations, and free up facility staff to assist directly with patient care. DDI currently has a presence in 39 states and Puerto Rico.

Image Solutions provides comprehensive information technology managed services, including equipment sales, service, and helpdesk support to customers primarily in North Carolina, Kansas, Georgia, Kentucky and Tennessee.

Revenues and Operating Income by Reportable Segment

Revenues by reportable segment reconciled to consolidated revenues for the years ended December 31, 2024 and December 31, 2023 were:

(in thousands)	Years ended December 31,
	2024	2023
Revenues:
Service fee and commission revenue - Extended Warranty	$68,871	$68,231
Service fee and commission revenue - Kingsway Search Xcelerator	40,511	35,013
Total revenues	$109,382	$103,244

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Results for the Company's reportable segments are based on the Company's internal financial reporting systems and are consistent with those followed in the preparation of the consolidated financial statements. The Company uses operating income as the measure of profit or loss for our segments. The Company's chief operating decision maker uses segment operating income to allocate resources in the annual budget and forecasting process and considers actual versus plan variances in assessing the performance of each segment. The chief operating decision maker also uses segment operating income as an input to the overall compensation measures for segment management under the Company's incentive compensation plans. From time to time we may report the impact of certain events, gains, losses or other charges related to our segments outside of segment operating income.  Segment assets are not regularly reviewed by the Company's chief operating decision maker and, therefore, are not included in the segment disclosures below.

The operating income by reportable segment in the following table is before income taxes and includes revenues and direct segment costs. The significant expense categories and amounts by segment align with the segment level information that is regularly provided to the chief operating decision maker.  Total segment operating income reconciled to the consolidated (loss) income from continuing operations for the years ended December 31, 2024 and December 31, 2023 is as follows:

	Year ended December 31,			Year ended December 31,
	2024			2023
(in thousands)	Extended Warranty	Kingsway Search Xcelerator	Total	Extended Warranty	Kingsway Search Xcelerator	Total

Service fee and commission revenue	$68,871	$40,511	$109,382	$68,231	$35,013	$103,244

Less segment expenses:
Claims authorized on vehicle service agreements	24,577	—	24,577	23,066	—	23,066
Commissions	10,871	112	10,983	10,203	5	10,208
Cost of services sold	3,450	23,285	26,735	3,763	23,448	27,211
Salaries and benefits	14,676	6,504	21,180	15,433	4,135	19,568
Insurance expense	2,216	306	2,522	2,194	418	2,612
Professional fees	977	1,059	2,036	962	589	1,551
IT expense	1,168	822	1,990	751	307	1,058
Other segment items (a)	4,994	2,761	7,755	4,876	859	5,735
Total segment operating income	$5,942	$5,662	$11,604	$6,983	$5,252	$12,235
Net investment income			1,432			1,804
Net realized gains			1,557			761
Net (loss) gain on equity investments			(3)			3,397
Gain on change in fair value of limited liability investments, at fair value			342			78
Net change in unrealized gain on private company investments			—			63
Impairment losses on investments			—			(229)
Loss on change in fair value of derivative asset option contracts			—			(1,366)
Interest expense			(4,790)			(6,250)
General and administrative expenses and other revenue not allocated to segments, net (b)			(8,892)			(12,823)
Amortization of intangible assets			(6,304)			(5,909)
Impairment of goodwill and intangible assets			(2,848)			—
Loss on change in fair value of debt			(198)			(68)
Gain on disposal of subsidiary			—			342
(Loss) gain on extinguishment of debt			(160)			31,616
(Loss) income from continuing operations before income tax benefit			(8,260)			23,651
Income tax benefit			(147)			(1,899)
(Loss) income from continuing operations			$(8,113)			$25,550

(a)

Other segment items in the table above for each reportable segment include bank charges, bad debt expense, occupancy expenses, depreciation expense, licenses and taxes, general overhead expenses and miscellaneous income.

(b)	General and administrative expenses and other revenue not allocated to segments, net includes corporate and non-operating general and administrative expenses, contingent consideration expense and non-operating other revenue.

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Equity investments - Fair values of equity investments reflect quoted market values based on latest bid prices, where active markets exist, or models based on significant market observable inputs, where no active markets exist.

Limited liability investment, at fair value - Limited liability investment, at fair value includes the underlying investments of Argo Holdings.  Argo Holdings makes investments in limited liability companies and limited partnerships that hold investments in private operating companies.

The fair value of Argo Holdings' limited liability investments that hold investments in private operating companies is valued using a market approach including valuation multiples applied to corresponding performance metrics, such as earnings before interest, tax, depreciation and amortization; revenue; or net earnings. The selected valuation multiples were estimated using multiples provided by the investees and review of those multiples in light of investor updates, performance reports, financial statements and other relevant information. These investments are categorized in Level 3 of the fair value hierarchy

Subordinated debt - The fair value of the subordinated debt is calculated using a model based on significant market observable inputs and inputs developed by a third-party. These inputs include credit spread assumptions developed by a third-party and market observable swap rates. The subordinated debt is categorized in Level 2 of the fair value hierarchy.

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

Contingent consideration - The consideration for the Company's acquisitions of Ravix and CSuite includes future payments to the former owners that are contingent upon the achievement of certain targets over future reporting periods. Liabilities for contingent consideration are measured and reported at fair value and are included in accrued expenses and other liabilities in the consolidated balance sheets.  Contingent consideration liabilities are revalued each reporting period. Changes in the fair value of contingent consideration liabilities can result from changes to one or multiple inputs, including adjustments to the discount rates or changes in the assumed achievement or timing of any targets. Any changes in fair value are reported in the consolidated statements of operations as non-operating other revenue (expense). The contingent consideration liabilities are categorized in Level 3 of the fair value hierarchy.

•

The fair value of Ravix's contingent consideration liability was estimated by applying the Monte Carlo simulation method to forecast achievement of gross profit which resulted in the maximum of $4.5 million in total payments to the former owners of Ravix through October 2024.  Key inputs in the valuation include forecasted gross profit, gross profit volatility, discount rate and discount term.  During 2022 and 2023, Ravix made payments to the formers owners totaling $1.1 million.  The remaining contingent liability of $3.4 million was due to be paid in October 2024.  Ravix made a payment of $0.7 million during the fourth quarter of 2024.  In accordance with the terms of the purchase agreement, any unpaid portion will bear interest at an annul rate of 6.0%.  At December 31, 2024, the unpaid liability due to the former owners of Ravix is $2.7 million.  Accrued interest on the unpaid contingent liability, which is included in accrued expenses and other liabilities in the consolidated balance sheet, is less than $0.1 million at December 31, 2024.  In February 2025, the Ravix contingent consideration liability was paid in full.  The estimated fair value of the Ravix contingent consideration liability at  December 31, 2023 was $3.1 million.

•	The fair value of CSuite's contingent consideration liability is estimated by applying the Monte Carlo simulation method to forecast achievement of gross revenue which may result in up to $3.6 million in total payments to the former owners of CSuite through November 2025. Key inputs in the valuation include forecasted gross revenue, gross revenue volatility, discount rate and discount term. The estimated fair value of the CSuite contingent consideration liability at December 31, 2024 and December 31, 2023 was zero.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and December 31, 2023 are as follows:

(in thousands)			December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$13,354	$—	$13,354	$—
States, municipalities and political subdivisions	2,775	—	2,775	—
Mortgage-backed	9,886	—	9,886	—
Asset-backed	1,326	—	1,326	—
Corporate	9,622	—	9,622	—
Total fixed maturities	36,963	—	36,963	—
Limited liability investment, at fair value	2,859	—	—	2,859
Total assets	$39,822	$—	$36,963	$2,859

Liabilities:
Subordinated debt	$13,409	$—	$13,409	$—
Contingent consideration	2,725	—	—	2,725
Total liabilities	$16,134	$—	$13,409	$2,725

(in thousands)			December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements

Assets:
Fixed maturities:
U.S. government, government agencies and authorities	$12,997	$—	$12,997	$—
States, municipalities and political subdivisions	2,783	—	2,783	—
Mortgage-backed	9,253	—	9,253	—
Asset-backed	1,210	—	1,210	—
Corporate	10,230	—	10,230	—
Total fixed maturities	36,473	—	36,473	—
Equity investments	79	79	—	—
Limited liability investment, at fair value	3,496	—	—	3,496
Derivative contract - interest rate swap	49	—	49	—
Total assets	$40,097	$79	$36,522	$3,496

Liabilities:
Subordinated debt	$13,594	$—	$13,594	$—
Contingent consideration	3,105	—	—	3,105
Total liabilities	16,699	—	13,594	3,105

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Years ended December 31,
	2024	2023
Assets:
Limited liability investment, at fair value:
Beginning balance	$3,496	$3,196
Contributions	—	47
Distributions received	(2,347)	(876)
Realized gains included in net (loss) income	1,369	481
Change in fair value of limited liability investments, at fair value included in net (loss) income	341	648
Ending balance	$2,859	$3,496
Unrealized gains on limited liability investments, at fair value held at end of period:
Included in net (loss) income	$341	$648
Included in other comprehensive income (loss)	$—	$—
Derivative - trust preferred debt repurchase options:
Beginning balance	$—	$19,034
Exercise of options included in net (loss) income	—	(17,668)
Change in fair value of derivative assets included in net (loss) income	—	(1,366)
Ending balance	$—	$—
Unrealized gains recognized on derivative assets held at end of period:
Included in net (loss) income	$—	$—
Included in other comprehensive income (loss)	—	—
Ending balance - assets	$2,859	$3,496
Liabilities:
Contingent consideration:
Beginning balance	$3,105	$3,218
Settlements of contingent consideration liabilities	(650)	(375)
Change in fair value of contingent consideration included in net (loss) income	270	262
Ending balance	$2,725	$3,105
Unrealized losses recognized on contingent consideration liabilities held at end of period:
Included in net (loss) income	$270	$262
Included in other comprehensive income (loss)	$—	$—
Ending balance - liabilities	$2,725	$3,105

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Company's investments that are categorized as Level 3 at December 31, 2024:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Limited liability investment, at fair value	$2,859	Market approach	Valuation multiples	1.0x - 9.0x
Contingent consideration	$2,725	Option-based income approach	Discount rate	8.25%
			Risk-free rate	4.96%
			Expected volatility	9.0%

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

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are adjusted for observable price changes or written down to fair value as a result of an impairment. For the years ended December 31, 2024 and December 31, 2023, the Company recorded adjustments to increase the fair value of certain investments in private companies for observable price changes of zero and $0.1 million, respectively, which are included in net change in unrealized gain on private company investments in the consolidated statements of operations. The Company did not record any impairments related to investments in private companies for the years ended December 31, 2024 and December 31, 2023. To determine the fair value of investments in these private companies, the Company considered rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors. The Company has classified the fair value measurements of these investments in private companies as Level 3 because they involve significant unobservable inputs.

Goodwill and indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs.  Refer to Note 8, "Goodwill" and Note 9, "Intangible Assets" for further information regarding the process of determining the fair value of goodwill and indefinite-lived intangible assets, respectively, and the impairment charges recorded for the year ended December 31, 2024.

As further discussed in Note 4, "Acquisitions," the Company acquired SPI on September 7, 2023 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of SPI were determined to be Level 3 under the fair value hierarchy.

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

As further discussed in Note 4, "Acquisitions," the Company acquired DDI on October 26, 2023 and allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of DDI were determined to be Level 3 under the fair value hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs utilized in determining fair values for the Level 3 measurements:

Categories	Fair Value	Valuation Techniques	Unobservable Inputs	Input Value(s)
Customer relationships	$6,700	Multi-period excess earnings	Growth rate	3.0%
			Attrition rate	5.0%
			Discount rate	27.0%
Trade name	$260	Relief from royalty	Royalty rate	1.0%
			Discount rate	25.0%

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

As further discussed in  Note 4, " Acquisitions," the Company acquired Image Solutions o n September 26, 2024 and provisionally allocated the purchase price to the assets acquired and liabilities assumed. The fair values of intangible assets associated with the acquisition of Image Solutions were determined to be Level 3 under the fair value hierarchy.

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

Argo Management Group, LLC

The Company acquired Argo Management in April 2016. Argo Management's primary business is to act as Managing Member of Argo Holdings. At December 31, 2024 and December 31, 2023, each of the Company, John T. Fitzgerald ("Fitzgerald"), the Company's Chief Executive Officer and President, and certain of Fitzgerald’s immediate family members owns equity interests in Argo Holdings, all of which interests were acquired prior to the Company’s acquisition of Argo Management. Subject to certain limitations, Argo Holdings' governing documents require all individuals and entities owning an equity interest in Argo Holdings to fund upon request his/her/its pro rata share of any funding requirements of Argo Holdings up to an aggregate maximum amount equal to his/her/its total capital commitment (each request for funds being referred to as a "Capital Call"). Argo Holdings made no Capital Calls during the years ended December 31, 2024 and December 31, 2023.

Private Placements

As further described in Note 19 " Redeemable Class B Preferred Stock," on September 24, 2024, the Company closed on a private placement for aggregate proceeds totaling $8.3 million, resulting from the sale and issuance of 330,000 shares of Class B Preferred Stock. Fitzgerald, one of Fitzgerald’s immediate family members, certain members of the Company's Board of Directors and members of the KSX Advisory Board invested a total of $5.2 million in the Class B Preferred Stock private placement transaction.

As further described in Note 26 " Subsequent Events," on February 12 through February 24, 2025, the Company closed on a private placement for aggregate proceeds totaling $6.0 million, resulting from the sale and issuance of 240,000 shares of Class C Preferred Stock. Certain members of the Company's Board of Directors and one of Fitzgerald’s immediate family members invested a total of $3.7 million in the Class C Preferred Stock private placement transaction.

VA Lafayette

On August 16, 2024, the Company closed on the sale of 100% of the membership interests in VA Lafayette to a third-party, who subsequently invested in the Company's private placement transaction that closed on  September 24, 2024 and is a current holder of the Company’s Class B Preferred Stock (refer to Note 5, "Disposal and Discontinued Operations," for further detail of the sale of VA Lafayette and Note 19, "Redeemable Class B Preferred Stock," for further detail of the private placement).  The Company determined the sale was an arms-length transaction based upon the purchase price paid compared to the pricing of similar third-party transactions, and given the fact that the terms of the sale were negotiated before the private placement was contemplated.

NOTE 25 COMMITMENTS AND CONTINGENT LIABILITIES

(a)	Legal proceedings:

In May 2016, Aegis Security Insurance Company ("Aegis") filed a complaint for breach of contract and declaratory relief against the Company in the Eastern District of Pennsylvania alleging, among other things, that the Company breached a contractual obligation to indemnify Aegis for certain customs bond losses incurred by Aegis under the indemnity and hold harmless agreements provided by the Company to Aegis for certain customs bonds reinsured by Lincoln General Insurance Company ("Lincoln General") during the period of time that Lincoln General was a subsidiary of the Company.  Lincoln General was placed into liquidation in November 2015 and Aegis subsequently invoked its rights to indemnity under the indemnity and hold harmless agreements. Effective January 20, 2020, Aegis and the Company entered into a Settlement Agreement with respect to such litigation pursuant to which the Company agreed to pay Aegis a one-time settlement amount of $0.9 million, and to reimburse Aegis for 60% of future losses that Aegis may sustain in connection with such customs bonds, up to a maximum reimbursement amount of $4.8 million. From 2020 through 2022, the Company made reimbursement payments to Aegis of $1.0 million in connection with the Settlement Agreement.  During 2024 and 2023, the Company made reimbursement payments to Aegis of $0.2 million and $0.5 million, respectively, in connection with the Settlement Agreement, which is included in general and administrative expenses in its consolidated statements of operations for the years ended December 31, 2024 and  December 31, 2023, respectively. The remaining maximum reimbursement amount is $3.1 million as of December 31, 2024. The Company’s potential exposure under these agreements was not reasonably determinable at December 31, 2024, and no liability has been recorded in the consolidated financial statements at December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC.
Notes to Consolidated Financial Statements

(b)	Collateral pledged and restricted cash:

Short-term investments with an estimated fair value of $0.2 million at December 31, 2024 and December 31, 2023, were on deposit with state regulatory authorities.

The Company also has restricted cash of $7.6 million and $8.4 million at December 31, 2024 and December 31, 2023, respectively. Included in restricted cash are:

•	$6.8 million and $7.7 million at December 31, 2024 and December 31, 2023, respectively, held as deposits by IWS, Geminus, PWI, Ravix, CSuite and SPI (2023 only);
•	$0.2 million and $0.2 million at December 31, 2024 and December 31, 2023, on deposit with state regulatory authorities; and
•

$0.7 million and $0.5million at December 31, 2024 and December 31, 2023, respectively, pledged to third-parties as deposits or to collateralize liabilities. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company's standard risk management controls.

NOTE 26 SUBSEQUENT EVENTS

(a)	Class C Preferred Stock Private Placement:

On February 12, 13 and 14, 2025, the Company closed on a private placement for aggregate proceeds totaling $4.4 million ("Initial Closing"), resulting from the sale and issuance of 176,756 shares of a new series of Class C Preferred Stock, par value $0.01 per share ("Class C Preferred Stock") for a purchase price of $25.00 per share. On February 18 through February 24, 2025, the Company issued and sold, in a second closing of the private placement (the “Second Closing”), 63,244 shares of Class C Preferred Stock for aggregate proceeds of $1.6 million for a purchase price of $25.00 per share. The Class C Preferred Stock ranks pari passu with the Company’s Class B Preferred Stock and senior to the Company's common shares.

Each share of Class C Preferred Stock is convertible into 2.6316 common shares at any time at the option of the holder prior to February 12, 2032. Subject to certain adjustments set forth in the certificate of designations for the Class C Preferred Stock, the maximum number of common shares issuable upon conversion of the Class C Preferred Stock is 631,579 common shares.

The holders of Class C Preferred Stock will not be entitled to receive notice of or to attend any meeting of the shareholders of the Company and will not be entitled to vote at any such meeting. The holders of the Class C Preferred Stock are entitled to receive fixed, cumulative, preferential cash dividends at a rate of 8% per share of Class C Preferred Stock per year, payable in equal quarterly installments if declared by the Board of Directors of the Company. Dividends on outstanding shares of Class C Preferred Stock will accrue from day to day commencing on the date of issuance of each such share of Class C Preferred Stock.  The cash dividend rate will increase to 18% per share of Class C Preferred Stock if the dividend is not paid and accumulates for a period greater than two consecutive quarters from the date of the most recent dividend payment. The Company will redeem any Class C Preferred Stock not previously converted into common shares, and which remain outstanding on February 12, 2032, for the price of $25.00 per share of Class C Preferred Stock, plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption.

The Company shall have the option to redeem 25% of the Class C Preferred Stock it has issued following a sale of assets representing more than 15% of the Company’s consolidated revenues in the prior 12 month period at a price equal to the amount that would yield a total internal rate of return of 15% on the subscription price paid to the Company for the purchase of shares of Class C Preferred Stock submitted for redemption.

(b)	Acquisition:

On March 14, 2025, the Company acquired 100% of the outstanding membership interests of M.L.C. Plumbing, LLC (dba Bud’s Plumbing Service, “Bud’s Plumbing”), a provider of various plumbing installation and repair services for $5 million, plus transaction expenses and a working capital adjustment, in cash and a $1.25 million seller note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024.

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

KINGSWAY FINANCIAL SERVICES INC.

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

Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on that evaluation, the Company’s management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the COSO framework.

Remediation of 2023 Material Weakness

As previously reported in the Company's 2023 Annual Report on Form 10-K, the Company identified two material weaknesses in internal control over financial reporting relating to a spreadsheet calculation error and a cash flow statement classification error.

In order to remediate these errors, the Company implemented the following during 2024:

●

A.  The Spreadsheet Calculation Error. The Company implemented a control during the third-quarter to compare the change in the significant inputs to the subordinated debt fair value calculation with those from the prior period calculation to determine whether the resulting current change in fair value appears reasonable, given the change in the significant inputs a policy whereby alterations to workpapers pertaining to material financial items require an additional layer of review to ensure such alterations were correctly calculated.

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

As a result of these measures, the Company believes that the 2023 material weaknesses described above have been remediated.

KINGSWAY FINANCIAL SERVICES INC.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Plante & Moran PLLC, an independent registered public accounting firm.  Their attestation report is included in Item 8 under the heading "Report of Independent Registered Public Accounting Firm," and is incorporated into this Item 9A by reference.

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

There have been no changes in the Company's internal control over financial reporting during the period beginning October 1, 2024, and ending December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except with respect to Image Solutions.

Item 9B. Other Information

During the three months ended  December 31, 2024, the following officers and/or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

On November 21, 2024, investment funds associated with Joseph Stilwell, one of our directors, adopted a Rule 10b5-1 trading arrangement (the “2024 Trading Plan”) that provides for the sale of a maximum of 500,000 shares of the Company’s common stock and will remain in effect until May 19, 2025.  The 2024 Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).  The 2024 Trading Plan replaced the previous Rule 10b5-1 trading arrangement that had been adopted by the investment funds on September 13, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

KINGSWAY FINANCIAL SERVICES INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. We have filed the following documents, which are included in Part II, Item 8 of this 2024 Annual Report on Form 10-K.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Balance Sheets

(in thousands)	December 31, 2024	December 31, 2023

Assets
Investments in subsidiaries	$12,851	$20,325
Cash and cash equivalents	56	2,058
Other assets	3,992	5,339
Total Assets	$16,899	$27,722
Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities	$236	$13
Total Liabilities	236	13
Redeemable Class B preferred stock	8,250	—
Shareholders' Equity:
Common stock	—	—
Additional paid-in capital	376,784	379,813
Treasury stock, at cost	(6,200)	(3,696)
Accumulated deficit	(361,453)	(346,868)
Accumulated other comprehensive loss	(718)	(1,540)
Shareholders' equity attributable to common shareholders	8,413	27,709
Total Liabilities, Class B preferred stock and Shareholders' Equity	$16,899	$27,722

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Operations

(in thousands)	Years ended December 31,
	2024	2023
Other expenses, net:
General and administrative expenses	$(98)	$(1,990)
Non-operating other expense	(1)	(3)
Total other expenses, net	(99)	(1,993)
Loss from continuing operations before income tax benefit and equity in (loss) income of subsidiaries	(99)	(1,993)
Income tax benefit	(439)	(1,331)
Equity in (loss) income of subsidiaries	(8,635)	24,674
Net (loss) income	$(8,295)	$24,012

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Comprehensive Loss

(in thousands)	Years ended December 31,
	2024	2023

Net (loss) income	$(8,295)	$24,012
Other comprehensive income (loss), net of taxes(1):
Unrealized losses on available-for-sale investments:
Unrealized losses arising during the period	—	—
Reclassification adjustment for amounts included in net income	—	—
Other comprehensive loss - parent only	—	—
Equity in other comprehensive income (loss) of subsidiaries	861	(28,115)
Other comprehensive income (loss), net of taxes(1):	861	(28,115)
Comprehensive loss	$(7,434)	$(4,103)

(1) Net of income tax benefit of $0 and $0 in 2024 and 2023, respectively

See accompanying report of independent registered accounting firm.

KINGSWAY FINANCIAL SERVICES INC.

SCHEDULE I. Condensed Financial Information of the Registrant (Parent Company)

Parent Company Statements of Cash Flows

(in thousands)	Years ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities:
Net (loss) income	$(8,295)	$24,012
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	8,635	(24,674)
Stock-based compensation expense, net of forfeitures	(1,459)	509
Change in other assets	1,347	(4,026)
Change in accrued expenses and other liabilities	57	(3,193)
Net cash provided by (used in) operating activities	285	(7,372)
Investing activities:
Net cash from investing activities	—	—
Financing activities:
Proceeds from exercise of warrants	—	16,658
Cash paid for repurchase of warrants	—	(4,031)
Proceeds from issuance of preferred stock	8,250	—
Cash paid for repurchase of common stock	(2,504)	(3,204)
Payment of preferred stock dividends	(13)	—
Capital contributions to subsidiaries	(8,020)	(25)
Net cash (used in) provided by financing activities	(2,287)	9,398
Net (decrease) increase in cash and cash equivalents	(2,002)	2,026
Cash and cash equivalents at beginning of period	2,058	32
Cash and cash equivalents at end of period	$56	$2,058

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

2.3	Stock Purchase Agreement, dated July 29, 2022, by and among Professional Warranty Service Corporation, a Virginia corporation (the “Company”) Tyler Gordy, an individual (“Gordy”); Professional Warranty Services LLC, a Delaware limited liability company (“Parent” and together with Gordy, each a “Seller” and collectively “Sellers”); and PCF Insurance Services of the West, LLC, a Delaware limited liability company (“Buyer”) (included as Exhibit 2.1 to the Form 10-Q, filed August 4, 2022, and incorporated herein by reference).

3.1	Certificate of Incorporation of Kingsway Financial Services Inc. (included as Exhibit 3.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

3.2	By-laws of Kingsway Financial Services Inc. (included as Exhibit 3.2 to the Form 8-K, filed December 31, 2018, and incorporated herein by reference).

3.3	Class B Certificate of Designations (included as Exhibit 3.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

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

10.16	Form of Restricted Stock Agreement. * (included as Exhibit 10.29 to Form 10-K, filed March 03, 2021, and incorporated herein by reference).

10.17	Stock Purchase Agreement by and among, Ravix Acquisition, LLC, The Shareholders of Ravix Financial, Inc., Ravix Financial, Inc., Kingsway America, Inc. (solely with respect to Section 9.21), and Dan Saccani, as the Seller Representative, dated October 1, 2021 (included as Exhibit 10.1 to Form 8-K, filed October 4, 2021, and incorporated herein by reference).

10.18	Membership Interest Purchase Agreement by and among CSuite Acquisition, LLC, Arthur J. Cohen and Beth Garden, as Trustees of the Cohen Garden Trust dated July 13, 2015, Realized Potential, LLC, and Arthur J. Cohen, as the Sellers’ Representative, dated November 1, 2022 (included as Exhibit 10.1 to the Form 8-K, filed November 2, 2022, and incorporated herein by reference).

10.19	Asset purchase agreement by and among Pegasus acquirer LLC, as buyer, Secure Nursing Service, Inc., as seller and Rafael Gofman, Ella Gofman And Zhanna Weiss, as the shareholders (included as Exhibit 10.1 to the Form 8-K, filed November 21, 2022, and incorporated herein by reference).

10.20	Purchase and Sale Agreement dated December 22, 2022, by and between TRT Leaseco, LLC, as Seller, and BNSF Dayton LLC, as Purchaser (included as Exhibit 10.1 to the Form 8-K, filed December 23, 2022, and incorporated herein by reference).

10.21	Second Amendment to Loan and Security Agreement, dated as of February 28, 2023, among Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation and PWI Holdings, Inc., as Borrowers, the other Loan Parties party thereto, and CIBC Bank USA, as Lender and as Issuing Lender. (included as Exhibit 10.24 to form 10-K, Filed March 8, 2023, and incorporated herein by reference).

10.22	Stock Purchase Agreement by and among Thomas J. Corney and TC Family 2023 LLC, as Sellers, and DDI Acquisition LLC, as Buyer, dated October 26, 2023 (included as Exhibit 10.1 to the Form 8-K, filed October 30, 2023, and incorporated herein by reference).

10.23	Third Amendment to Loan and Security Agreement, dated May 24, 2024, by and among CIBC Bank USA, Kingsway Warranty Holdings LLC, Trinity Warranty Solutions LLC, Geminus Holding Company, Inc., IWS Acquisition Corporation, PWI Holdings, Inc. and the other Loan Parties party thereto (included as Exhibit 10.1 to the Form 8-K, filed May 29, 2024, and incorporated herein by reference).

10.24	Form of Subscription Agreement - Legal Entity (included as Exhibit 10.1 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

KINGSWAY FINANCIAL SERVICES INC.

10.25	Form of Subscription Agreement - Individual Investor (included as Exhibit 10.2 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.26	Membership Interest Purchase Agreement, dated as of September 26, 2024. by and among Steel Bridge Acquisition LLC, Image Solutions, LLC, Post IS Holdings, LLC and Garrett S. Williams* (included as Exhibit 10.3 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

10.27	Credit Agreement, dated as of September 26, 2024, between Image Solutions, LLC, Steel Bridge Acquisition LLC and Avidbank* (included as Exhibit 10.4 to the Form 8-K, filed September 27, 2024, and incorporated herein by reference).

14

Kingsway Financial Services Inc. Code of Business Conduct & Ethics Inc. Code of Business Conduct & Ethics (included as Exhibit 14 to form 10-K, Filed March 16, 2018, and incorporated herein by reference).

19	Disclosure, Securities Trading and Confidentiality Policy.

21	Subsidiaries of Kingsway Financial Services Inc.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy (included as Exhibit 97.1 to the Form 10-K, filed March 5, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Management contract or compensatory plan or arrangement.

KINGSWAY FINANCIAL SERVICES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSWAY FINANCIAL SERVICES INC.

Date:	March 17, 2025	By:	/s/ John T. Fitzgerald
		Name:	John T. Fitzgerald
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Fitzgerald John T. Fitzgerald	Chief Executive Officer, President and Director	March 17, 2025

/s/ Kent A. Hansen Kent A. Hansen	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 17, 2025

/s/ Terence Kavanagh Terence Kavanagh	Chairman of the Board and Director	March 17, 2025

/s/ Charles Frischer Charles Frischer	Director	March 17, 2025

/s/ Gregory Hannon Gregory Hannon	Director	March 17, 2025

/s/ Doug Levine Doug Levine	Director	March 17, 2025

/s/ Corissa Porcelli Corissa Porcelli	Director	March 17, 2025

/s/ Joseph Stilwell Joseph Stilwell	Director	March 17, 2025